Form 10-Q
period 2013-09-30
bluebird bio, Inc.
filed 2013-11-14
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2013, there were 23,780,211 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

For the Three and Nine Months Ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$216,791	$67,011
Prepaid expenses and other current assets	4,676	773

Total current assets	221,467	67,784
Property and equipment, net	5,392	1,288
Restricted cash	1,403	250

Total assets	$228,262	$69,322

Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,144	$2,173
Accrued expenses and other current liabilities	5,006	2,115
Deferred revenue, current portion	25,340	340

Total current liabilities	31,490	4,628
Warrant liability	—	215
Deferred rent, net of current portion	2,529	46
Deferred revenue, net of current portion	36,543	340

Total liabilities	70,562	5,229
Commitments and contingencies (Note 5)
Series A-2 convertible preferred stock, $0.01 par value, 0 and 22,304 shares authorized; 0 and 22,304 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	7,137
Series B convertible preferred stock, $0.01 par value, 0 and 115,779 shares authorized; 0 and 115,204 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	40,321
Series C convertible preferred stock, $0.01 par value, 0 and 39,943 shares authorized; 0 and 39,943 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	12,382
Series D convertible preferred stock, $0.01 par value, 0 and 120,409 shares authorized; 0 and 120,409 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	60,000
Stockholders’ equity (deficit):
Preferred stock $0.01 par value, 5,000 and 0 shares authorized; 0 shares outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Series A-1 convertible preferred stock, $0.01 par value, 0 and 18,817 shares authorized; 0 and 12,981 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	2,337
Common stock, $0.01 par value, 125,000 and 21,511 shares authorized; 23,633 and 309 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	236	3
Additional paid-in capital	248,058	15,267
Accumulated deficit	(90,594)	(73,354)

Total stockholders’ equity (deficit)	157,700	(55,747)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$228,262	$69,322

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Collaboration revenue	$6,251	$—	$13,542	$—
Research and license fees	134	85	304	255

Total revenue	6,385	85	13,846	255

Operating expenses:
Research and development	8,706	3,501	21,237	10,713
General and administrative	3,836	1,608	9,441	4,302

Total operating expenses	12,542	5,109	30,678	15,015

Loss from operations	(6,157)	(5,024)	(16,832)	(14,760)
Other income (expense), net:
Interest income	11	1	21	3
Foreign currency gains	33	4	11	18
Re-measurement of warrants	—	(22)	(440)	67

Other income (expense), net	44	(17)	(408)	88

Net loss	$(6,113)	$(5,041)	$(17,240)	$(14,672)

Net (loss) income applicable to common stockholders—basic	$(6,113)	$315	$(17,240)	$111

Net (loss) income applicable to common stockholders—diluted	$(6,113)	$632	$(17,240)	$243

Net (loss) income per share applicable to common stockholders:
Basic	$(0.26)	$1.15	$(1.96)	$0.44

Diluted	$(0.26)	$1.14	$(1.96)	$0.44

Weighted-average number of common shares used in computing net (loss) income per share applicable to common stockholders:
Basic	23,623	275	8,786	250

Diluted	23,623	554	8,786	551

Comprehensive loss	$(6,113)	$(5,041)	$(17,240)	$(14,672)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2013	2012
Operating activities
Net loss	$(17,240)	$(14,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	610	205
Stock-based compensation expense	4,833	570
Re-measurement of warrants	440	(67)
Loss on disposal of equipment	2	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,903)	(218)
Accounts payable	(1,021)	(755)
Accrued expenses and other liabilities	3,981	784
Deferred revenue	61,203	(255)

Net cash provided by (used in) operating activities	48,905	(14,408)

Investing activities
Restricted cash	(1,153)	(40)
Purchase of property and equipment	(3,380)	(511)
Proceeds from sales or maturities of marketable securities	—	3,506

Net cash (used in) provided by investing activities	(4,533)	2,955

Financing activities
Proceeds from IPO, net of issuance costs	104,972	—
Proceeds from issuance of Series D preferred stock, net	—	59,859
Repayment of nonrecourse note collaterized by restricted stock	344	—
Proceeds from exercise of stock options	92	8

Net cash provided by financing activities	105,408	59,867

Increase in cash and cash equivalents	149,780	48,414
Cash and cash equivalents at beginning of period	67,011	25,604

Cash and cash equivalents at end of period	$216,791	$74,018

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,347	$2

Accretion and dividends on convertible preferred stock	$—	$3,057

Gain on extinguishment of convertible preferred stock	$—	$23,114

Reclassification of warrants to additional paid-in capital	$655	$394

Reclassification of Series A-1 Preferred Stock to common stock	$—	$2,337

Conversion of preferred stock to common stock upon closing of IPO	$122,177	$—

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except per share data)

(unaudited)

1. Description of the business

bluebird bio, Inc. (the “Company”) was incorporated in Delaware on April 16, 1992, and is headquartered in Cambridge, Massachusetts. The Company was formed to develop, manufacture and market therapies to safely and effectively deliver genes useful in the treatment of serious human diseases. Since its inception, the Company has devoted substantially all of its resources to its development efforts relating to its product candidates, including activities to manufacture product in compliance with good manufacturing practices (“GMP”), preparing to conduct clinical studies of its product candidates, providing general and administrative support for these operations and protecting its intellectual property.

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

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2013 and 2012.

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

Summary of accounting policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2012, and the notes thereto, which are included in the Prospectus, have had no material changes during the nine months ended September 30, 2013, except as noted below:

Collaboration revenue

As of September 30, 2013, the Company’s collaboration revenue is generated exclusively from its collaboration arrangement with Celgene Corporation (“Celgene”). The terms of this arrangement contain multiple deliverables, which include at inception: (i) discovery, research and development services, (ii) participation on the joint steering committee and (iii) participation on the patent committee. The collaboration arrangement also provides Celgene with the option to obtain a license to any product candidates resulting from the collaboration. Moreover, Celgene has the option to extend the term of the collaboration arrangement, first for a period of two years and then for an additional period of one year. Additionally, the Company has the sole right to manufacture or have manufactured supplies of vectors and associated payloads manufactured for incorporation into the associated product candidate in the event a product candidate is licensed. Non-refundable payments to the Company under this arrangement may include: (i) up-front research fees, (ii) product candidate license fees, (iii) extension term research fees, (iv) payments for the manufacture and supply of vectors and payloads, (v) payments based on the achievement of certain milestones and (vi) royalties on product sales. Additionally, the Company may elect to share in the costs incurred from the development, commercialization and manufacture of product candidates licensed by its collaborators and earn its share of the net profits or bear its share of the net losses generated from the sale of product candidates licensed by its collaborators.

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

Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. Then, the applicable revenue recognition criteria in ASC 605-25 are applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition. The Company determines the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, the Company determines the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. The Company typically uses BESP to estimate the selling price, since it generally does not have VSOE or TPE of selling price for its units of accounting. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

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

At the inception of an arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. The Company has concluded that all of the clinical and regulatory milestones pursuant to its collaboration arrangement are substantive. Accordingly, in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method, revenue from clinical and regulatory milestone payments will be recognized in its entirety upon successful accomplishment of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive would be recognized as revenue over the remaining period of performance, assuming all other revenue recognition criteria are met. Revenue from commercial milestone payments will be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

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

Net Income (Loss) Per Share

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, losses are not allocated to participating securities.

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period.

Diluted net income per share includes any dilutive effect from outstanding stock options and warrants using the treasury stock method.

3. Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of September 30, 2013 and December 31, 2012, cash and cash equivalents comprise funds in cash and money market accounts. The following table presents the cash and cash equivalents carried at fair value:

		Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Cash held in banks	$3,774	$3,774	$—	$—
Money market funds	213,017	213,017	—	—

Total cash and cash equivalents	$216,791	$216,791	$—	$—

December 31, 2012
Cash held in banks	$14,011	$14,011	$—	$—
Money market funds	53,000	53,000	—	—

Total cash and cash equivalents	$67,011	$67,011	$—	$—

4. Warrants

As of December 31, 2012, the Company had outstanding warrants to purchase 6,512 shares of capital stock. Upon the closing of the IPO on June 24, 2013, all of the warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 338 shares of common stock. The warrants outstanding consist of the following:

	September 30, 2013	December 31, 2012
Warrants to purchase Series A-1 Preferred Stock	—	5,835
Warrants to purchase Series B Preferred Stock	—	575
Warrants to purchase Common Stock	440	102

	440	6,512

In conjunction with the closing of the Company’s IPO, all warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital as warrants to purchase shares of common stock are accounted for as equity instruments. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital. As of September 30, 2013, the Company had no outstanding warrant liability. The warrant liability measured at fair value as of December 31, 2012 is as follow:

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

Nine months ended September 30, 2013*
Beginning balance	$215
Change in fair value	440
Reclassification to equity	(655)

Ending balance	$—

*	These warrants were re-measured to fair value and then reclassified to additional paid-in capital on June 24, 2013.

The fair value of each warrant to purchase shares of the Company’s Series A-1 Preferred Stock as of September 30, 2012 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended September 30, 2012**	Nine months ended September 30, 2012**
Fair value of underlying instrument	$0.18	$0.18
Expected volatility	78.9%	78.9%
Expected term (in years)	4.98	4.98
Risk-free interest rate	0.6%	0.6%
Expected dividend yield	0.0%	0.0%

**	Series A-1 warrants were re-measured to fair value and then reclassified to additional paid-in capital on July 23, 2012.

The fair value of each warrant to purchase shares of the Company’s Series B Preferred Stock was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended September 30,	Nine months ended September 30,
	2012	2013*	2012
Fair value of underlying instrument	$0.41	$0.95	$0.45
Expected volatility	79.7%	82.0%	77.6%
Expected term (in years)	6.54	5.93	6.79
Risk-free interest rate	0.9%	1.1%	1.2%
Expected dividend yield	0.0%	0.0%	0.0%

*	Series B warrants were re-measured to fair value and then reclassified to additional paid-in capital on June 24, 2013.

5. Commitments and contingencies

On June 3, 2013, the Company entered into a new nine-year building lease for approximately 43,600 square feet of space in Cambridge, Massachusetts, commencing on the earlier of the substantial completion of the build-out work or January 1, 2014. The lease has monthly lease payments of $209 the first 12 months with annual rent escalations thereafter and provides a rent abatement of $209 per month for the first six months. The Company has the option to extend this lease by an additional five years. As the Company obtained access to the newly leased space on July 22, 2013 in order to begin the build-out, this is considered the lease commencement date for accounting purposes, thus rent expense began on this date and will be recognized on a straight-line basis over the term of the lease. In addition, the lease provides a contribution from the landlord towards the initial build-out of the space of up to $6,538. The Company capitalizes the leasehold improvements as property and equipment and records the landlord incentive payments received as deferred rent and amortizes these amounts as reductions to rent expense over the lease term. The total operating lease obligation of the non-cancelable lease term of this agreement is $24,209. Future minimum annual lease payments as of September 30, 2013, under this non-cancelable operating lease through the end of the lease term are as follow: $1,253 in 2014; $2,582 in 2015; $2,659 in 2016; $2,739 in 2017; $2,821 in 2018; and $12,155 in the aggregate thereafter. In accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1,253, naming the landlord as beneficiary. This letter of credit is reduced to $1,044, $835, and $627 upon the rent commencement date and the first and second anniversaries of the rent commencement date, respectively. The Company’s current building lease in Cambridge, Massachusetts, expires on March 31, 2015. The Company plans to relocate to its new facility prior to the expiration of the lease for its current facility. The Company plans to sublease its current facility for the remainder of the lease term; however, it may be unable to sublease this facility or may enter into a sublease that does not provide the Company with funds sufficient to cover the Company’s lease obligations. In the event that a sublease is signed, the rent abatement on the new lease may decrease.

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at September 30, 2013 and December 31, 2012 or royalties on future sales of specified products.

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

6. Convertible preferred stock

Upon the closing of the IPO on June 24, 2013, all of the outstanding shares of the Company’s convertible preferred stock were converted into 16,389 shares of its common stock. As of September 30, 2013, the Company does not have any convertible preferred stock issued or outstanding.

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

Additionally, the Company may elect to co-develop and co-promote product candidates licensed by Celgene. If the Company elects to co-develop and co-promote a product candidate, then the parties would share equally in all costs incurred relating to the development, commercialization and manufacture of the product candidate within the United States and share equally in the profits generated by such product candidate in the United States. Additionally, if the Company elects to co-develop and co-promote a product candidate, then the option fees, milestones and royalties would decrease compared to those described above. Under this scenario, the Company would receive per product up to $10,000 in option fees, up to $10,000 in clinical milestone payments and outside of the United States, up to $54,000 in regulatory milestone payments and up to $36,000 in commercial milestone payments. Clinical milestone payments are triggered upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon approval to market a product candidate by global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee or receives approval to be marketed by certain global regulatory authorities in a specified number of countries outside the United States. In addition, to the extent any of the product candidates licensed by Celgene and co-developed and co-promoted by the Company are commercialized, the Company would be entitled to receive tiered royalty payments ranging from the mid-single digits to mid-teens based on a percentage of net sales from sales generated outside of the United States. Royalty payments are subject to certain reductions, including for any royalty payments required to be made by Celgene to acquire patent rights, with an aggregate minimum floor. The Company is not eligible to receive profit share payments, milestone payments or royalty payments unless and until Celgene exercises its option to license a product candidate resulting from the collaboration whereupon the parties will execute a co-development, co-promote and profit share agreement, the terms of which are included as part of the collaboration arrangement.

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

During the three and nine months ended September 30, 2013, the Company recognized $6,251 and $13,542, respectively, of revenue associated with its collaboration with Celgene related to the recognition of discovery, research and development services. As of September 30, 2013, there is $61,458 of deferred revenue related to the Company’s collaboration with Celgene which is classified as current or long-term in the accompanying balance sheet based on the contractual term of the arrangement.

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

The funding, or a portion thereof depending on timing, shall be repaid to AFM upon any of the following events: (i) upon out-licensing or sale of the program, (ii) upon obtaining the first product authorization for the market, or (iii) upon sale of the Company, provided that the development is active at the time of such sale. The agreement is for a period of four years. The Company believes that repayment of the funds paid under the agreement is not probable at the date of the agreement, September 30, 2013 or December 31, 2012. The Company recognizes the revenue under this arrangement on a straight-line basis over the term of the agreement. The Company will reassess the probability of repayment at the end of each reporting period.

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

Any options or awards outstanding under the Company’s previous stock option plans, including both the 2010 Plan and the Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan, at the time of adoption of the 2013 Plan remain outstanding and effective. As of September 30, 2013, the total number of common shares that may be issued under all equity award plans is 5,282 and approximately 858 remain available for future grants.

Stock-based compensation expense

Stock-based compensation by award type is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options	$2,495	$167	$4,757	$516
Restricted stock awards	21	18	76	54

	$2,516	$185	$4,833	$570

Total compensation cost recognized for all stock-based compensation awards in the consolidated statements of operations and comprehensive loss is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Research and development	$1,683	$85	$2,942	$308
General and administrative	833	100	1,891	262

	$2,516	$185	$4,833	$570

As of September 30, 2013, there was $10,379 of unrecognized compensation expense related to unvested stock options and restricted stock awards that is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Common Stock

	Shares	Weighted- average grant date fair value
Unvested balance at December 31, 2012	155	$0.95
Granted	—	—
Vested	(66)	1.01
Forfeited	—	—

Unvested balance at September 30, 2013	89	$0.95

Stock options

The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2012	2,201	$2.09
Granted	1,855	$7.12
Exercised	(37)	$2.46
Canceled or forfeited	(42)	$3.79

Outstanding at September 30, 2013	3,977	$4.41
Exercisable at September 30, 2013	1,336	$2.06
Vested and expected to vest at September 30, 2013	3,977	$4.41

There were 37 options exercised for the nine months ended September 30, 2013, resulting in total proceeds of $92. In accordance with Company policy, the shares were issued from a pool of shares reserved for issuance under the stock plans described above.

Note receivable

In November 2010, the Company received a non-recourse note from its Chief Executive Officer (“CEO”) in exchange for the purchase of 329 shares of restricted stock. Interest accrued on the note on an annual basis at a rate of four percent. In May 2013, prior to the initial filing of the registration statement in connection with the Company’s IPO, the CEO repaid the note in full plus all accrued interest. The Company recorded stock-based compensation expense in connection with this restricted stock award of $16 and $47 for the three and nine months ended September 30, 2013, respectively, and $16 and $47 for the three and nine months ended September 30, 2012, respectively.

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

9. Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three or nine months ended September 30, 2013 and 2012. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets.

10. Net loss per share

The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share attributable to common stockholders:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(6,113)	$(5,041)	$(17,240)	$(14,672)
Accretion and dividends on convertible preferred stock	—	(487)	—	(3,057)
Gain on extinguishment of convertible preferred stock	—	23,114	—	23,114
Net income attributable to participating securities	—	(17,271)	—	(5,274)

Net (loss) income applicable to common stockholders - basic	$(6,113)	$315	$(17,240)	$111

Net loss	$(6,113)	$(5,041)	$(17,240)	$(14,672)
Accretion and dividends on convertible preferred stock	—	(487)	—	(3,057)
Gain on extinguishment of convertible preferred stock	—	23,114	—	23,114
Net income applicable to participating securities	—	(16,954)	—	(5,142)

Net (loss) income applicable to common stockholders - diluted	$(6,113)	$632	$(17,240)	$243

Denominator:
Weighted-average common shares outstanding - basic	23,623	275	8,786	250
Weighted-average restricted shares outstanding	—	184	—	206
Weighted-average number of common shares issuable upon exercise of outstanding warrants, based on treasury stock method	—	95	—	95

Weighted-average number of common shares used in computing net (loss) income per share attributable to common stockholders - diluted	23,623	554	8,786	551

Net (loss) income per share applicable to common stockholders - basic	$(0.26)	$1.15	$(1.96)	$0.44

Net (loss) income per share applicable to common stockholders - diluted	$(0.26)	$1.14	$(1.96)	$0.44

The following common stock equivalents were excluded from the calculation of diluted net (loss) income per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Warrants	440	338	440	338
Outstanding stock options	3,977	291	3,977	291
Unvested restricted stock	89	—	89	—

	4,506	629	4,506	629

11. Subsequent events

The Company has evaluated all events or transactions that occurred after September 30, 2013. In the judgment of management, there were no material events that impacted the unaudited condensed consolidated financial statements or disclosures.

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

Overview

We are a clinical-stage biotechnology company focused on transforming the lives of patients with severe genetic and orphan diseases using gene therapy. We believe that gene therapy has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering solutions that only address their symptoms. We and our scientific collaborators have generated what we believe is human proof-of-concept data for our gene therapy platform in two underserved diseases, each of which has been granted orphan drug status by U.S. and European regulatory authorities. We have initiated a Phase II/III clinical study of our most advanced product candidate, Lenti-D, to evaluate its safety and efficacy in subjects with childhood cerebral adrenoleukodystrophy, or CCALD, a rare, hereditary neurological disorder affecting young boys that is often fatal. In October 2013, we announced that the first subjected had been treated in this study. We also have initiated Phase I/II clinical studies in both the United States and Europe of our next most advanced product candidate, LentiGlobin, to evaluate its safety and efficacy in subjects with ß-thalassemia major and, in the European clinical study, sickle cell disease, or SCD, which are hereditary blood disorders that often lead to severe anemia and shortened lifespans. In addition, in March 2013, we announced a global strategic collaboration with Celgene Corporation to discover, develop and commercialize novel, disease-altering gene therapies in oncology.

Since our inception in 1992, we have devoted substantially all of our resources to our development efforts relating to our product candidates, including activities to manufacture product in compliance with good manufacturing practices, or GMP, preparing to conduct clinical studies of our product candidates, providing general and administrative support for these operations and protecting our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the private placement of preferred stock, common stock, convertible notes and warrants to purchase common stock. In March 2013, we entered into a strategic collaboration with Celgene Corporation, or Celgene, to discover, develop and commercialize novel, disease-altering gene therapies in oncology. This collaboration has an initial term of three years, and Celgene has made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. During the three months and nine months ended September 30, 2013, we recognized $6.3 million and $13.5 million, respectively, of revenue associated with our collaboration with Celgene related to the research and development services performed. As of September 30, 2013, there is $61.5 million of deferred revenue related to our collaboration with Celgene that is classified as current or long-term in the accompanying balance sheet based on the contractual term of the arrangement.

        We have never been profitable and have incurred net losses in each year since inception. Our net losses were $17.2 million for the nine months ended September 30, 2013, and our accumulated deficit was $90.6 million as of September 30, 2013. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•	conduct clinical studies for our Lenti-D and LentiGlobin product candidates;

•	continue our research and development efforts;

•	increase research and development related activities for the discovery and development of oncology products;

•	develop product candidates in connection with our recently-announced strategic collaboration with Celgene;

•	manufacture clinical study materials and develop large-scale manufacturing capabilities;

•	seek regulatory approval for our product candidates;

•	add personnel to support our product development and commercialization efforts; and

•	operate as a public company.

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

From inception through September 30, 2013, we have incurred $85.7 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our Lenti-D and LentiGlobin product candidates and conduct research and development activities under our strategic collaboration with Celgene. Our research and development activities include the following:

•	We have initiated a Phase II/III clinical study to examine the feasibility, safety and efficacy of our Lenti-D product candidate in the treatment of CCALD. In October 2013, we announced that the first subject had been treated in this study.

•	We have initiated a Phase I/II clinical study in France to study the feasibility, safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with ß-thalassemia major and severe SCD.

•	We have initiated a Phase I/II clinical study in the United States to study the feasibility, safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with ß-thalassemia major.

•	We will continue to manufacture clinical study materials in support of our clinical studies.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Lenti-D	$616	$784	$2,642	$2,250
LentiGlobin	2,519	1,133	6,398	2,866
Pre-clinical programs	226	—	322	—

Total direct research and development expense	3,361	1,917	9,362	5,116
Employee- and contractor-related expenses	4,114	1,194	9,085	4,269
Platform-related lab expenses	151	109	774	517
Facility expenses	794	146	1,415	451
Other expenses	286	135	601	360

Personnel and other expenses	5,345	1,584	11,875	5,597

Total research and development expense	$8,706	$3,501	$21,237	$10,713

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

Other income (expense), net

Other income and expense consists primarily of interest income earned on cash and cash equivalents, the re-measurement gain or loss associated with the change in the fair value of the preferred stock warrant liability, and foreign currency gain or loss. We use the Black-Scholes option pricing model to estimate the fair value of the warrants.

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

Results of Operations

Comparison of the three months ended September 30, 2013 and September 30, 2012:

	Three months ended September 30,		Increase
	2013	2012	(Decrease)
	(in thousands)
Revenue:
Collaboration revenue	$6,251	$—	$6,251
Research and license fees	134	85	49

Total revenue	6,385	85	6,300
Operating expenses:
Research and development	8,706	3,501	5,205
General and administrative	3,836	1,608	2,228

Total operating expenses	12,542	5,109	7,433

Loss from operations	(6,157)	(5,024)	1,133
Other income (expense), net	44	(17)	(61)

Net loss	$(6,113)	$(5,041)	$1,072

Revenue. Total revenue was $6.4 million for the three months ended September 30, 2013, compared to $0.1 million for the three months ended September 30, 2012. The increase of $6.3 million was primarily due to the Celgene collaboration. In the three months ended September 30, 2013, we recorded $6.3 million in recognition of amounts allocated to research and development services from the Celgene collaboration, which was entered into in March 2013 and is expected to be recognized on a straight-line basis through March 2016, and $0.1 million of research and license fees.

Research and development expenses. Research and development expenses were $8.7 million for the three months ended September 30, 2013, compared to $3.5 million for the three months ended September 30, 2012. The increase of $5.2 million was primarily due to the increase in headcount and clinical trial related expenses to support the advancement of our programs, including the new Celgene collaboration, and included the following increases in expenses:

•	Direct research and development expenses:

•	$0.8 million of materials production costs in preparation for and upon initiation of the ALD 102, HGB-204 and HGB-205 clinical studies.

•	$0.6 million of clinical trial related costs related to initiation of clinical studies in 2013.

•	$0.3 million of direct project lab supplies related to increased headcount and scale up process development activities.

•	Personnel and other expenses:

•	$2.7 million of employee compensation and benefits to support increased development activities related to the three clinical studies initiated and in support of preclinical programs in 2013. The increased headcount resulted in an incremental $0.1 million of recruiting and $0.1 million of travel expense.

•	$0.6 million in facility-related expenses to accommodate increased lab headcount.

•	$0.1 million in accelerated depreciation due to the shortened expected useful life of assets relating to our current building lease.

General and administrative expenses. General and administrative expenses were $3.8 million for the three months ended September 30, 2013, compared to $1.6 million for the three months ended September 30, 2012. The increase of $2.2 million was primarily due to the following increases in expenses: $1.3 million of employee-related costs to support our overall growth; $0.1 million of contractors and consultants expenses and $0.4 million of professional fees to support the requirements of being a public company; $0.1 million in general office expenses as a result of increased headcount; and $0.1 million in accelerated depreciation due to the shortened expected useful life of assets relating to the current building lease.

Other income (expense), net. Other income (expense), net, was $0.04 million for the three months ended September 30, 2013, compared to $(0.02) million for the three months ended September 30, 2012. The decrease of $0.06 million was primarily due to the re-measurement of our convertible preferred stock warrants and foreign currency gain.

Comparison of the nine months ended September 30, 2013 and September 30, 2012:

	Nine months ended September 30,		Increase
	2013	2012	(Decrease)
	(in thousands)
Revenue:
Collaboration revenue	$13,542	$—	$13,542
Research and license fees	304	255	49

Total revenue	13,846	255	13,591
Operating expenses:
Research and development	21,237	10,713	10,524
General and administrative	9,441	4,302	5,139

Total operating expenses	30,678	15,015	15,663

Loss from operations	(16,832)	(14,760)	2,072
Other income (expense), net	(408)	88	496

Net loss	$(17,240)	$(14,672)	$2,568

Revenue. Total revenue was $13.8 million for the nine months ended September 30, 2013, compared to $0.3 million for the nine months ended September 30, 2012. The increase of $13.6 million was primarily due to the Celgene collaboration. In the nine months ended September 30, 2013, we recorded $13.5 million in recognition of amounts allocated to research and development services from the Celgene collaboration, which was entered into in March 2013 and is expected to be recognized on a straight-line basis through March 2016, and $0.3 million of research and license fees.

Research and development expenses. Research and development expenses were $21.2 million for the nine months ended September 30, 2013, compared to $10.7 million for the nine months ended September 30, 2012. The increase of $10.5 million was primarily due to the increase in headcount and clinical trial related expenses to support the advancement of our programs, including the new Celgene collaboration, and included the following increases in expenses:

•	Direct research and development expenses:

•	$1.4 million of clinical trial related costs related to initiation of the ALD 102, HGB-204 and HGB-205 clinical studies.

•	$0.8 million of costs for clinical and regulatory consultants to support regulatory filing and other clinical start-up activities.

•	$1.1 million of materials production costs and non-clinical services (e.g. site audits) in preparation for and upon initiation of the three clinical studies initiated in 2013.

•	$0.8 million of direct project lab supplies related to increased headcount and scale up process development activities.

•	Personnel and other expenses:

•	$4.5 million of employee compensation and benefits, to support increased development activities related to the three clinical studies initiated and in support of preclinical programs in 2013. The increased headcount resulted in an incremental $0.2 million of recruiting costs and $0.3 million of travel expense.

•	$0.3 million of lab supplies related to increased headcount and increased scale up process development activities.

•	$1.0 million in facility related expenses to accommodate increased lab headcount.

General and administrative expenses. General and administrative expenses were $9.4 million for the nine months ended September 30, 2013, compared to $4.3 million for the nine months ended September 30, 2012. The increase of $5.1 million was primarily due to $2.9 million of employee-related costs to support our overall growth; $0.9 million of contractor and consultant expenses incurred in connection with the preparation of the recent IPO; and $0.7 million of professional fees to support the requirements of being a public company.

Other income (expense), net. Other income (expense), net, was $(0.4) million for the nine months ended September 30, 2013, compared to $0.1 million for the nine months ended September 30, 2012. The increase of $(0.5) million was primarily due to the re-measurement of our convertible preferred stock warrants.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of September 30, 2013, we had an accumulated deficit of $90.6 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the sale of common stock, preferred stock, convertible notes and warrants to purchase common stock. In March 2013, we entered into a strategic collaboration with Celgene to discover, develop and commercialize novel, disease-altering gene therapies in oncology. This collaboration has an initial term of three years, and Celgene has made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. In June 2013, we completed our IPO, which resulted in aggregate net proceeds to us of $104.9 million. As of September 30, 2013, we had cash and cash equivalents of approximately $216.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in money market mutual funds consisting of U.S. government-backed securities.

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	Nine months ended September 30,
	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$48,905	$(14,408)
Investing activities	(4,533)	2,955
Financing activities	105,408	59,867

Net increase in cash and cash equivalents	$149,780	$48,414

Cash Flows from Operating Activities. The significant increase in cash provided by operating activities for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, is primarily due to the up-front payment related to the Celgene collaboration agreement that we received in March 2013. The net cash provided by operating activities was $48.9 million for the nine months ended September 30, 2013 and primarily consisted of a net loss of $17.2 million adjusted for non-cash items including stock-based compensation of $4.8 million, depreciation and amortization of $0.6 million, re-measurement of warrants of $0.4 million and a net increase in operating assets and liabilities of $60.3 million. The significant items in the increase in operating assets and liabilities include an increase in deferred revenue of $61.2 million due to the up-front payment related to the Celgene collaboration and an increase in accrued expenses and other current liabilities of $4.0 million, slightly offset by an increase in prepaid expenses and other current assets of $3.9 million and a decrease in accounts payable of $1.0 million.

Cash Flows from Investing Activities. The net cash used in investing activities was $4.5 million for the nine months ended September 30, 2013, and was primarily due to the purchase of fixed assets of $3.4 million and the new $1.2 million cash-collateralized irrevocable standby letter of credit on the new building lease that we signed in June 2013. The fixed asset purchases primarily consisted of purchases of lab equipment for the additional lab space added during the first quarter of 2013 and lab equipment to support the start-up of the Celgene program. The new $1.3 million letter of credit, naming the landlord as beneficiary, is reduced to $1.0 million, $0.8 million, and $0.6 million upon the rent commencement date and the first and second anniversaries of the rent commencement date, respectively.

Cash Flows from Financing Activities: The net cash provided by financing activities was $105.4 million for the nine months ended September 30, 2013 and was primarily due to the issuance of 6,832,352 common stock related to our initial public offering that closed on June 24, 2013, for total proceeds of $105.0 million, net of $11.2 million in issuance costs paid, the repayment of the non-recourse note collateralized by restricted stock of $0.3 million, and proceeds from the exercise of common stock options of $0.1 million.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future; and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new gene therapy products; and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations. We believe that our existing cash and cash equivalents as of September 30, 2013 will be sufficient to fund our projected operating requirements through at least the end of 2015. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

On June 3, 2013, we entered into a new nine-year building lease for approximately 43,600 square feet of space at 150 Second Street, Cambridge, Massachusetts, commencing on the earlier of the substantial completion of the build-out work or January 1, 2014. The total operating lease obligation for this lease is $24.2 million, of which $0.6 is payable in less than one year; $5.2 million in one to three years; $5.5 million in three to five years; and the balance of $12.9 million is payable in more than five years from September 30, 2013.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

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

We are exposed to market risk related to changes in interest rates. As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $216.8 million and $67.0 million, respectively, primarily money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of September 30, 2013, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2013, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $15.6 million and $23.7 million for the years ended December 31, 2011 and 2012, respectively, and $17.2 million for the nine months ended September 30, 2013. As of September 30, 2013, we had an accumulated deficit of $90.6 million.

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

As of September 30, 2013, our cash and cash equivalents were $216.8 million. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations through at least the end of 2015. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

As of September 30, 2013, we had 76 full-time employees. As we mature and undertake the activities required under our collaboration with Celgene, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. For example, in the past there have been errors in the preparation of our financial statements and there can be no assurance that other errors will not occur in the future as we grow. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We carry product liability insurance of $10 million per occurrence and $10 million aggregate limit. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

As of September 30, 2013, we had an aggregate of 23,722,009 (which includes 89,496 shares of unvested restricted stock subject to repurchase by us) shares of common stock outstanding, of which approximately 6.9 million are freely tradeable, without restriction in the public market. An additional 16.8 million shares will be eligible for sale upon the expiration of lock-up agreements with us or with the underwriters for our initial public offering, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. The lock-up agreements expire on December 15, 2013. J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the underwriters, may, in their discretion and at any time, release all or any portion of the securities subject to lock-up agreements with the underwriters. We have registered approximately 5.1 million shares of our common stock that have been issued or reserved for future issuance under our stock incentive plans and may register up to 16.3 million shares of our common stock held by holders of registration rights. Once we register the offer and sale of shares for the holders of registration rights and option holders, they can be freely sold in the public market upon issuance, subject to the lock-up agreements, unless they are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act.

We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with a financing, acquisition or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the trading price of our common stock to decline.

Actual or potential sales of our common stock by our employees, including our executive officers, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by other investors.

In accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and our policies regarding stock transactions, a number of our employees, including executive officers, have adopted and may continue to adopt stock trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Actual or potential sales of our common stock by such persons could cause the price of our common stock to fall or prevent it from increasing for numerous reasons. For example, a substantial number of shares of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing. Also, actual or potential sales by such persons could be viewed negatively by other investors.

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

Pursuant to our 2013 Stock Option and Incentive Plan, or the 2013 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2013 Plan will automatically increase each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2013 Plan each year. If our board of directors or compensation committee elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We raised approximately $104.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $8.1 million and other offering expenses of approximately $3.1 million. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 19, 2013 pursuant to Rule 424. We invested the funds received in cash equivalents and other short-term investments in accordance with our investment policy. As of September 30, 2013, the entire amount of the net proceeds is included as cash and cash equivalents.

Item 5.	Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Nick Leschly, President and Chief Executive Officer, Jeffrey Walsh, Chief Operating Officer, Mitchell Finer, Chief Scientific Officer, David Davidson, Chief Medical Officer, and Linda Bain, Vice President, Finance and Business Operations) have entered into trading plans covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: November 14, 2013	By:	/s/ Nick Leschly
Nick Leschly
President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: November 14, 2013	By:	/s/ Jeffrey T. Walsh
Jeffrey T. Walsh
Chief Operating Officer and Secretary (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of bluebird bio, Inc., effective as of June 24, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 24, 2013).

3.2	Amended and Restated By-Laws of bluebird bio, Inc., effective as of June 24, 2013 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on June 24, 2013).

4.1	Form of Common Stock Certificate of bluebird bio, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-188605) filed on June 4, 2013).

10.1*	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Company and Rivertech Associates II, LLC, as amended.

10.2*†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Company and Institut Pasteur

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.