Form 10-K
period 2013-12-31
bluebird bio, Inc.
filed 2014-03-05
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35966

bluebird bio, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3680878
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

150 Second Street
Cambridge, Massachusetts	02141
(Address of Principal Executive Offices)	(Zip Code)

(339) 499-9300

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 28, 2013, the last business day of the registrant’s most recently completed second quarter, was $224,772,374.

As of February 24, 2014, there were 24,169,543 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical and clinical studies, and our research and development programs;

•	our ability to advance product candidates into, and successfully complete, clinical studies;

•	our ability to advance our viral vector manufacturing and transduction capabilities;

•	the timing or likelihood of regulatory filings and approvals;

•	the commercialization of our product candidates, if approved;

•	the pricing and reimbursement of our product candidates, if approved;

•	the implementation of our business model, strategic plans for our business, product candidates and technology;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;

•	our ability to maintain and establish collaborations or obtain additional grant funding;

•	our financial performance;

•	developments relating to our competitors and our industry; and

•	other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.

Any forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part I, Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for certain diseases, including data regarding the estimated size of those markets, and the incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company focused on transforming the lives of patients with severe genetic and orphan diseases using gene therapy products. Many diseases have a genetic aspect whereby a mutated gene linked to a disease is passed down from generation to generation and causes the disease. Gene therapy seeks to introduce a functional copy of the defective gene into a patient’s own cells, a process called gene transfer. We believe that gene therapy has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering solutions that only address their symptoms. Accordingly, we believe gene therapy has the potential to provide transformative disease modifying effects with life-long clinical benefits based on a single therapeutic administration.

Each person’s hereditary genetic material, or genome, is encoded by deoxyribonucleic acid, or DNA, in sequences of genetic code called genes. Genes, in turn, through a process called gene expression, produce proteins that perform a vast array of functions within all living organisms. A mutation, or alteration, in the gene or in sequences that control the expression of that gene can cause proteins to be produced aberrantly in the cell—for example, too little or too much protein or malfunctioning protein can be produced in the cell—which can cause disease. Through gene transfer, a functional copy of the mutated gene is delivered to the patient’s cells, thereby correcting the underlying genetic defect that causes aberrant gene expression.

In the gene transfer process, a functional gene is delivered and incorporated into a patient’s cells through a delivery system called a vector, which are most commonly based on naturally-occurring viruses that have been modified to take advantage of the virus’ natural ability to introduce genes into human cells. However, unlike naturally-occurring viruses, which replicate following infection of a target cell and have the capacity to infect new cells, gene therapy viral vectors are modified to be non-replicating by deleting that portion of the viral genome responsible for replication. Gene transfer using a viral vector is called transduction and the resulting gene-modified cells are described as transduced cells. Transduction can be accomplished either via ex vivo or in vivo delivery. In the ex vivo approach, cells are gene-modified outside of the patient’s body and the modified cells are transplanted back into the patient. In the in vivo approach, vectors are introduced directly into the patient’s body to deliver the desired gene to the target cell.

A growing body of gene therapy-based clinical data, the establishment of regulatory guidelines to govern the development and approval of gene therapy products and increased investment from the biopharmaceutical industry suggest that the time is now for gene therapy to emerge as an important new therapeutic modality for patients with significant unmet medical need. We believe we are particularly well-positioned to drive the continued advancement of gene therapy technology for the treatment of severe genetic and orphan diseases. We have assembled extensive expertise in viral vector design, manufacturing and gene transfer, a broad intellectual property estate, an experienced management team and a world-class group of scientific advisors and key opinion leaders. We refer to our viral vector and gene transfer technology and know-how as our gene therapy platform.

We and our scientific collaborators have generated what we believe is human proof-of-concept data for our gene therapy platform in two underserved diseases, each of which has been granted orphan drug status by U.S. and European regulatory authorities. We are conducting a Phase II/III clinical study with our most advanced product candidate, Lenti-D, to evaluate its safety and efficacy in subjects with childhood cerebral adrenoleukodystrophy, or CCALD, a rare, hereditary neurological disorder affecting young boys that is often fatal. We also are conducting Phase I/II clinical studies in both the United States and Europe of our next most advanced product candidate, LentiGlobin, to evaluate its safety and efficacy in subjects with ß-thalassemia major and, in the European clinical study, sickle cell disease, or SCD, which are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans. Orphan drug status has been granted for LentiGlobin for the treatment of SCD by U.S. regulatory authorities. We have transplanted the first ß-thalassemia major subject in the on-going European study.

In March 2013, we announced a global strategic collaboration with Celgene Corporation to discover, develop and commercialize novel, disease-altering gene therapies in oncology. The collaboration focuses on applying gene therapy technology to genetically modify a patient’s own T cells to target and destroy cancer cells. Such modified T cells, called chimeric antigen receptor, or CAR, T cells have been shown to have beneficial effects in human clinical trials for patients with B cell lymphomas. The multi-year research and development collaboration has the potential to lead to the development and commercialization of multiple CAR T cell products.

Our gene therapy platform is based on viral vectors that utilize a modified, non-replicating version of the Human Immunodeficiency Virus Type 1, or HIV-1 virus, that has been stripped of all of the components required for it to self-replicate and infect additional cells. The HIV-1 virus is part of the lentivirus family of viruses, as a result of which we refer to our vectors as lentiviral vectors. Our lentiviral vectors are used to introduce a functional copy of a gene to the patient’s own isolated blood stem cells, called hematopoietic stem cells, or HSCs, which reside in a patient’s bone marrow and are capable of differentiating into a wide range of cell types. HSCs are dividing cells, thus our approach allows for sustained expression of the modified gene as we are able to take advantage of a lifetime of replication of the gene-modified HSCs. Additionally, we have developed a proprietary cell-based vector manufacturing process that is both reproducible and scalable. We believe our innovations in viral vector design and related manufacturing processes are important steps towards advancing the field of gene therapy and in realizing its full potential on a commercial scale, a concept we refer to as the industrialization of gene therapy.

Utilizing our industrialized gene therapy platform, we are developing product candidates comprising the patient’s own gene-modified HSCs. Clinical proof-of-concept already exists for allogeneic hematopoietic stem cell transplant, or HSCT, an approach of treating a patient with HSCs contributed by a donor other than the patient that contain the properly functioning copy of the gene whose mutation has caused the underlying disease. However, this approach has significant limitations, including difficulties in finding appropriate genetically-matched donors and the risk of transplant-related rejection and mortality, and is therefore typically only offered on a limited basis. Our approach is intended to address the significant limitations of allogeneic HSCT while utilizing existing stem cell transplant infrastructure and processes. Also, because our approach has the potential to drive sustained expression of the functional protein encoded by the gene insert to provide a potentially single-administration, transformative therapy, we believe the value proposition offered by our product candidates for patients, families, providers and payors would be significant.

Although our initial focus is in CCALD, ß-thalassemia and SCD, we believe our gene therapy platform has broad therapeutic potential in a variety of indications. We believe that our vectors can be used to introduce virtually any gene into a cell and have the potential to be manufactured on a commercial scale reproducibly and reliably, as each new vector is produced using substantially the same process. We also take advantage of lentivirus’ ability to transduce HSCs more efficiently than other vectors, such as those derived from another virus used in gene therapy approaches, called adeno-associated virus, or AAV, which gives us the potential to address diseases in a variety of cell lineages beyond those that are derived from HSCs, such as microglia (useful for CCALD), red blood cells (useful for ß-thalassemia and SCD), T cells (useful for cancer and immunology) and others.

The potential of gene therapy to address severe genetic and orphan diseases

Gene therapy—the time is now

Gene therapy has been an evolving field for the last 20 years that has been characterized by great hope and potential. Gene therapy is an approach to treating disease through the introduction of a desired gene or gene sequence into a patient’s own cells to modulate or enhance the activity of such cells. Each person’s hereditary genetic material is encoded by deoxyribonucleic acid, or DNA, in sequences of genetic code called genes. Collectively, our gene expression patterns influence cell functionality by controlling protein production, either directly or through other indirect regulatory mechanisms. A mutation, or alteration, in the gene or in sequences that control the expression of that gene can cause proteins to be produced aberrantly in the cell, which can cause disease.

Gene therapy represents a unique opportunity to change the way patients with severe genetic and orphan diseases are treated by addressing the underlying cause of their disease, rather than offering solutions that focus only on their symptoms. By correcting the underlying genetic defect, we believe gene therapy can provide transformative disease modifying effects—potentially with life-long clinical benefits based on a single therapeutic administration.

Our belief in the potential of gene therapy to become a viable therapeutic modality is supported by several recent developments, including the following:

•	Growing body of promising clinical results. Over the last several years, a number of clinical studies of gene therapies have shown promising efficacy and safety results in conditions such as retinal disease, adrenoleukodystrophy, or ALD, ß-thalassemia major, chronic lymphoid leukemia, hemophilia and Parkinson’s disease.

•	Significant design, manufacturing and process improvements. In recent years, we and others have designed new viral vectors with improved safety profiles over earlier generation vectors. Improvements in viral vector manufacturing techniques have also enabled the production of more potent and efficient viral vectors on a commercially viable scale.

•	Growing support from regulators for gene therapy. Although the U.S. Food and Drug Administration, or the FDA, has not yet approved any human gene therapy product for sale, it has provided guidance for the development of gene therapy products. For example, the FDA has established the Office of Cellular, Tissue and Gene Therapies, or OCTGT, within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of cell and gene therapy products, and the Cellular, Tissue and Gene Therapies Advisory Committee, or CTGTAC, to advise CBER on its reviews. In addition, the FDA has issued a growing body of clinical guidelines, chemical, manufacturing and control, or CMC, guidelines and other guidelines, all of which are intended to facilitate industry’s development of gene therapy products.

•	First regulatory approval of a gene therapy product in the Western world. In 2012, the European Medicines Agency, or EMA, approved a gene therapy product called Glybera, which is the first gene therapy product approved by regulatory authorities anywhere in the Western world.

•	Growing investment from the pharmaceutical and biotechnology industries. Companies such as GlaxoSmithKline plc, Sanofi/Genzyme Corporation, BioMarin Pharmaceutical Inc., Baxter International Inc., Shire plc, Biogen Idec through its partnership with Sangamo BioSciences, Inc., and Novartis AG are currently advancing programs in gene therapy. In addition, we have partnered with Celgene Corporation in the field of oncology.

•	Increased interest in genetic screening. The growing market for both clinical and direct-to-consumer genetic testing and screening, including newborn screening initiatives for known hereditary diseases, points to increasing interest from patients and clinicians in therapeutic approaches that target specific genetic defects to treat disease.

Encouraged by these developments, we believe we are particularly well-positioned to drive the continued advancement of gene therapy technology in treating severe genetic and orphan diseases. We have assembled a leading position in the fields of gene therapy and severe genetic and orphan diseases, including extensive expertise in viral vector design, manufacturing and transduction, a broad intellectual property estate, an experienced management team and a world-class group of scientific advisors and key opinion leaders. Leveraging these capabilities, we have developed new, proprietary lentiviral vectors designed to more safely deliver our product candidates to patients, as well as improved transduction techniques to more efficiently effect gene transfer. We refer to our viral vector and transduction technology and know-how as our gene therapy platform. Our initial focus is on our two lead clinical programs in CCALD and ß-thalassemia major. However, we believe our gene therapy platform has broad applicability in a variety of severe genetic and orphan diseases beyond these initial indications, which we intend to explore selectively, either alone or through partnerships, such as our recently-announced collaboration with Celgene in the field of oncology.

Our gene therapy platform and process

Our gene therapy platform and product candidates are being developed based on a simple notion: to genetically modify a patient’s own cells to fundamentally correct or address the genetic basis underlying a disease. Although the notion of gene transfer to a patient’s own cells is simple, the processes of developing viral vectors capable of delivering the genetic material and inserting gene sequences safely into a patient’s target cells is highly technical and demands significant expertise, experience and know-how. Leveraging our extensive expertise in viral vector design and manufacturing and transduction, we have developed a gene therapy platform that we believe is broadly applicable in a variety of indications with significant unmet medical need.

The historical challenges for gene therapy relate to the three factors on which the success of a gene therapy product is primarily based—potency, efficiency and safety. The potency of a particular gene therapy product is measured by its effectiveness, which is based on successfully introducing the gene of interest into the target cells at a high enough frequency to achieve expression of the desired protein at a level sufficient to exert a therapeutic benefit. The efficiency of a gene therapy product is measured by the amount of product that is required to create the desired effect, the period of time it takes for the therapy to go into effect, and also the period of time over which the therapy is effective. Safety is evaluated based on the nature and severity of any side effects, complications, conditions or diseases that may result from introducing genetic material into a person’s body and cells. Until recently, there has been a lack of manufacturing and transduction infrastructure that would enable the delivery of these therapies in a reliable and reproducible manner and at a commercially viable scale. However, over the last several years, we have focused on and made significant investments in developing improved, “next generation,” viral vectors and manufacturing processes and procedures to address each of these issues.

These improvements include the following:

•	We have developed proprietary viral vectors with improved potency, efficiency and safety over those vectors used historically, which in some cases raised serious safety concerns.

•	We have developed proprietary vector manufacturing processes and techniques that produce a more purified and concentrated end product, as evidenced by the approximately 25 to 30-fold reduction in non-infectious viral particles as compared to viral vectors used in previous clinical studies (both ours and of others).

•	We are investing in the development of mid- to large-scale manufacturing systems designed to be both reproducible and sustainable, with a view towards supporting our product candidates, if approved, at commercial scale.

We refer to these improvements as the “industrialization” of gene therapy manufacturing and production. We believe these improvements and our continuing investment in our manufacturing platform will enable us to develop best-in-class, next generation gene therapy products for severe genetic and orphan diseases.

Our proprietary lentiviral vectors

The success of a gene therapy platform is highly dependent on the type of delivery system used. Our platform is based upon an ex vivo viral delivery system whereby a certain type of virus delivers the DNA that it is carrying into a cell and inserts this DNA into the cell’s existing DNA. We have developed significant expertise in designing a particular type of vector delivery system employing a lentivirus for use in gene therapy and have also developed and in-licensed relevant intellectual property, including know-how, related to lentiviral vectors. Our lentiviral construct design includes only the minimal viral components of the HIV-1 virus required to enable the vector to undergo one round of replication within the cell during manufacturing and subsequently to enter the target cells and deliver the gene that it is carrying.

We believe that our lentiviral vectors are particularly well-suited for treating a number of diseases and have certain advantages over other viral vectors used in developing gene therapy products, including:

•	Sustained expression—Unlike other viral vectors based on other viruses, such as AAV, lentiviral vectors are capable of integrating the functional gene they carry into the DNA of the target cell’s chromosome. As such, they are well-suited to introduce a sustained therapeutic effect in dividing cells because the gene sequence introduced by the lentiviral vector will be replicated during cell division along with the rest of the cell’s chromosomal DNA. Therefore, subsequent dividing cells resulting from the originally transduced cell will also carry the newly inserted gene sequence. The power of lentiviral vectors is sustained expression: a single insertion of a functional gene into a dividing cell can have a multiplying effect on multiple downstream cells. Other vector platforms, such as AAV platforms, that take advantage of different viruses introduce genes into cells but they don’t actively integrate into a cell’s DNA and thus require many viral events to transform a cell.

•	Safety—In clinical studies of gene therapy product candidates conducted by other entities, earlier generations of integrating viral vectors based on a mouse gamma-retrovirus were shown to preferentially integrate into certain regulatory regions of genes (such as the promoter regions) and in some instances inappropriately activate the cell to divide uncontrollably, leading to cancer through a process called insertional oncogenesis. These genetic alterations have led to several well-publicized adverse events, including several reported cases of leukemia, and highlighted the need to develop new gene therapy vectors with improved safety profiles. Next generation, lentiviral vectors, unlike gamma retroviruses, have a distinct pattern of integrating into regions that provide instructions for making proteins rather than preferentially integrating into regions that can lead to cell proliferation and cancer. We believe this difference in integration patterns is a critical factor in improving the safety profile of the vector, and distinguishes them from earlier generations of integrating viral vectors. This integration pattern difference has been published in several studies, showing that lentiviral vectors have demonstrated an improved safety profile over gamma-retrovirus vectors, with no known clinical events of insertional oncogenesis or cancer.

•	Carrying capacity—Unlike AAV, the lentivirus is able to carry large therapeutic gene sequences (up to 8,000 base pairs) into a host cell. This may limit the utility of AAV in some diseases where the required gene sequences will be too large to fit into an AAV construct. In this regard, lentiviral vectors offer more flexibility.

Our focus on Hematopoietic Stem Cells (HSCs)

Our gene therapy platform takes advantage of lentiviral vectors’ ability to stably integrate into the target cell’s chromosome by focusing on diseases we can treat through genetic modification of hematopoietic stem cells, or HSCs, which when reintroduced back into the patient, differentiate into numerous other cell lineages, as depicted below. We believe our initial clinical indications—CCALD, ß-thalassemia major and SCD—can all be treated by introducing a specific functional gene into HSCs taken from the patient to correct the gene defect responsible for the disease.

HSCs are dividing stem cells that are permanently found in a patient’s bone marrow and are an ongoing replacement source of mature cell types as they die off. HSCs produce progeny cells, called progenitors, that differentiate into all of the cellular elements that compose the blood, including microglia (useful for CCALD), red blood cells (useful for ß-thalassemia and SCD), T cells (useful for cancer and immunology) and others. As such, all progenitors derived from a single gene therapy-modified HSC will carry the same corrective genetic modification, which we believe gives our approach the potential to deliver life-long clinical benefits based on a single therapeutic administration. We believe there are numerous diseases associated with genetic abnormalities in cell types derived from HSCs that we can target using our gene therapy platform.

Our therapeutic approach

The delivery of a gene therapy product requires several steps, as illustrated in the figure below. Importantly, our approach seeks to leverage cell transplant procedures and infrastructure already widely used in the clinic for allogeneic HSCT.

1.	We produce our lentiviral vector by co-transfecting a packaging cell line with multiple plasmids that separately encode the various components of the virus as well as the functional gene sequence the viral vector will carry. The use of multiple plasmids is an important safety step designed to further prevent the resulting lentiviral vectors from being able to replicate and cause infection on their own.

2.	A sample of the patient’s own HSCs is extracted and isolated through a standard process known as apheresis, where HSCs are first mobilized into the blood stream from the bone marrow using a routinely-used pharmaceutical agent and then collected from the patient’s blood. In some cases, HSCs are extracted directly from the patient’s bone marrow.

3.	The lentiviral vector is mixed with the patient’s isolated HSCs ex vivo. This leads to the insertion of the functional gene into the HSCs’ existing DNA, thus creating a pool of the patient’s own, or autologous, gene-modified cells. The cells are then washed to remove any remnants of the viral vector or culture media. These gene-modified HSCs are the therapeutic drug product that is delivered back into the patient.

4.	Prior to administering our drug product, the patient undergoes a standard myeloablation procedure (also used in allogeneic HCST) to remove all endogenous bone marrow cells. The modified HSCs are then re-infused back into the patient (approximately one to two months after initial extraction of the patient’s HSCs) and begin re-populating a portion of the bone marrow as permanently modified HSCs in a process known as engraftment. The engrafted HSCs will go on to give rise to progenitor cell types with the functional gene. Following successful engraftment, we anticipate that clinical benefits for Lenti-D in CCALD, indicated by prevention of major functional disabilities, stabilization of NFS and Loes score and resolution of gadolinium enhancement, will begin to become evident within 24 months of transplant, and that clinical benefits for LentiGlobin in ß-thalassemia and SCD, indicated by reduction or elimination of blood transfusion requirements, number of in-patient hospitalization days (post-transplant discharge) and, for SCD, several additional endpoints, will begin to become evident within 12-24 months of transplant.

We believe that our approach has several potential advantages over current treatment options for CCALD, ß-thalassemia and SCD, including the following:

•	Single administration with potential life-long benefit. Our process allows us to potentially arrest, correct or treat a disease with a single therapeutic administration as many of the corrected cells will live in the patient’s body and have the potential to deliver long-term, and possibly life-long, effects.

•	We know exactly what gene to insert. We are initially pursuing diseases where the genetic abnormality is known and is found in a single gene, known as monogenic diseases. We therefore know what we are correcting and exactly what gene sequence to insert into the patient’s cells, thus mitigating against the uncertainty of the disease biology.

•	Allogeneic HSCT provides proof-of-concept for our approach. We are currently pursuing clinical indications for which allogeneic HSCT is already a proven therapeutic option. Clinical proof-of-concept already exists for the diseases we are targeting via allogeneic HSCT, an approach of treating a patient with HSCs contributed by a donor other than the patient that contain the properly functioning copy of the gene whose mutation has caused the underlying disease.

•	We use the patient’s own cells. By using the patient’s own isolated HSCs, we believe our approach will eliminate many of the challenges associated with allogeneic HSCT, such as the limited availability of optimally matched donors and risks of transplant rejection that often result in serious adverse events, such as graft-versus-host disease. Even where allogeneic HSCT is deemed successful, many patients are required to comply with prolonged immunosuppressive drug regimens that increase the risk of opportunistic infections and other adverse events.

•	We modify our target cells ex vivo. By inserting the new functional DNA into the cells ex vivo, we reduce the risk of adverse events and remove one of the key biological complexities of any therapeutic—getting a drug directly to the target cells.

•	Administration of our drug product is consistent with existing stem cell transplant practices. The final step of our process, in which patients are myeloablated and then transfused with the finished drug product, is consistent with widely adopted stem cell transplant clinical practices and infrastructure already in use.

•	Value proposition to patients, families, providers and payors. Given the potentially dramatic clinical and life-long benefits anticipated from such therapies delivered through potentially a single administration, we believe the value proposition for patients, families, providers and payors would be significant.

Put simply, we believe we have developed next generation vectors with improved potency, efficiency and safety using a reproducible, scalable manufacturing process to address a variety of severe genetic and orphan diseases.

Our strategy

Our objective is to develop and commercialize a next generation of products based on the transformative potential of gene therapy to treat patients with severe genetic and orphan diseases. Central to this effort is a collective determination within our Company to provide these patients with hope for a better life in the face of limited or no long-term safe and effective treatment options. Specifically, our business strategy is based on the following principles:

•	Relentlessly focus on serving our patients. Our culture is rooted in a shared motivation to bring the transformative potential of gene therapy to patients in need. Our initial focus is on patients suffering from monogenic diseases such as CCALD, ß-thalassemia and SCD, as well as cancer; however, we believe there are many additional indications for which our technology may be applicable.

•

Be the world’s biggest gene therapy geeks. We believe our people and our culture (based on the principles: b colorful, b cooperative, b yourself) will continue to be fundamental to our success. We will continue to build a professional team of employees, advisors and collaborators with deep and industry-leading experience in the discovery, development, manufacturing and commercialization of gene therapy technologies to treat severe genetic and orphan diseases. We believe our expertise in this field—in terms of lentiviral vector design and gene therapy process industrialization—will allow us to continue developing next generation technologies that will overcome some of the challenges that have historically complicated the use of gene therapy on a broader scale and allow for deployment in many underserved severe genetic and orphan disease markets. We will continue our efforts, which over the last several years have resulted in the production of early clinical proof-of-concept results in two diseases, the industrialization of the gene therapy process and the generation of significant intellectual property.

•	Leverage our platform and technical expertise to build a gene therapy product engine for severe genetic and orphan diseases. We will continue to take advantage of the adaptability of our gene therapy platform in creating viral vectors and gene therapy products to address a broad range of genetically-defined diseases. Unlike other gene modification approaches that may require extensive optimization for each gene target or disease indication, each of our lentiviral vectors is produced using the same modified vector backbone and manufacturing system. This enables us to generate new product candidates relatively quickly by essentially swapping in the new gene of interest and assessing its potency and purity using standardized assays and tests. We believe our specific ability to design and manufacture lentiviral vectors quickly and reproducibly on a commercial scale will differentiate us from other gene therapy technologies and provides a strong competitive advantage in the long term.

•	Develop and commercialize drugs in our core disease areas and partner selectively to expand the scope of our pipeline. Our core disease areas are severe genetic and orphan diseases, such as CCALD and ß-thalassemia, that we believe to be good candidates for treatment with gene therapy. Given the relatively low prevalence of these diseases and the strong key opinion leader communities and patient advocacy groups around them, we believe we can serve these markets with a small targeted commercial infrastructure. The broad potential of our platform also presents an opportunity for us to selectively form collaborative alliances to expand our capabilities and product offerings into other therapeutic areas and potentially accelerate the development and commercialization of our products. For example, we recently announced a global strategic collaboration with Celgene to discover, develop and commercialize novel, disease-altering gene therapies in oncology.

•	Pursue indications with high unmet medical need and greater probability of clinical, regulatory and commercial success. Each of our three current core indications are severe diseases with high unmet medical need. We believe there is a strong rationale for treating diseases like these with gene therapy because their underlying genetic abnormality is well-characterized and can be addressed by correcting or inserting a single gene. Given the poor prognosis and current lack of corrective treatment options for these diseases, we believe our gene therapy product candidates may offer a potential single-treatment alternative for these patients and their families. Our gene therapy products, if successful, may offer a potentially superior long-term value proposition for our patients and the healthcare system more broadly, which will allow us to drive premium value while delivering patients life-altering treatments.

Our product candidate pipeline

The following table summarizes key information on our development programs.

*	The Phase II/III Starbeam Study (formerly referred to as ALD-102) is our first clinical study of our current Lenti-D viral vector and product candidate. See “Business—Our Lenti-D product candidate.”
**	The Phase I/II HGB-205 and Northstar (formerly referred to as HGB-204) Studies are our first clinical studies of our current LentiGlobin viral vector and product candidate. See “Business—Our LentiGlobin product candidate.”

Our most advanced product candidate is called Lenti-D, which we are developing to treat patients with ALD. Initial proof-of-concept data from a clinical study utilizing an approach similar to Lenti-D with an earlier generation lentiviral vector supplied by a third party were published in Science (2009). We are conducting a Phase II/III clinical study of Lenti-D in the United States, which we refer to as the Starbeam Study, to examine the feasibility, safety and efficacy of Lenti-D in preserving neurological function and stabilizing cerebral demyelination in subjects with CCALD, the most severe form of ALD. In the UK, we have received regulatory approval for follow-up of patients after transplant in the United States. We also expect to initiate additional sites outside the United States, pending approvals from the applicable regulatory authorities. If successful, and pending further discussion with the FDA and EMA, the results from the Starbeam Study could potentially form the basis of a Biologics License Application, or BLA, submission to the FDA and a Marketing Authorization Application, or MAA, to the EMA for this product candidate. However, there can be no assurance that the FDA and the EMA will not require additional studies before the approval of a BLA or MAA, respectively. See “Risk Factors—The results from our Starbeam Study (formerly referred to as ALD-102) may not be sufficiently robust to support the submission of marketing approval for our Lenti-D product candidate. Before we submit Lenti-D for marketing approval, the FDA and the EMA may require us to enroll additional subjects, conduct additional clinical studies, or evaluate subjects for an additional follow-up period.”

Our next most advanced product candidate is called LentiGlobin, which we are developing to treat patients with ß-thalassemia and SCD. We have completed a Phase I/II clinical study (LG001) in France evaluating an earlier generation of our LentiGlobin vector for the treatment of ß-thalassemia major. Initial proof-of-concept data from this study were published in Nature (2010). All subjects from LG001 will be offered the possibility to enroll in the long term follow-up study, LTF-303, to evaluate long-term safety and efficacy post-transplant. We are conducting an extension of this study under a revised protocol with our new LentiGlobin vector, which we refer to as the HGB-205 Study in subjects with ß-thalassemia major and severe SCD. We also have initiated a second Phase I/II clinical program in the United States for LentiGlobin, which we refer to as the Northstar

(HGB-204) Study, for the treatment of ß-thalassemia major. We expect to submit an IND with the FDA in mid-2014 to evaluate LentiGlobin in patients with severe SCD and expect to enroll the first patient in 2014.

In March 2013, we announced a global strategic collaboration with Celgene Corporation to discover, develop and commercialize novel disease-altering gene therapies in oncology. The collaboration focuses on applying gene therapy technology to genetically modify a patient’s own T cells to target and destroy cancer cells. Such modified T cells, called chimeric antigen receptor, or CAR, T cells have been shown to have beneficial effects in human clinical trials for patients with B cell lymphomas. The multi-year research and development collaboration has the potential to lead to the development and commercialization of multiple CAR T cell products. See “—Our strategic alliance with Celgene.”

Our Lenti-D opportunity

Adrenoleukodystrophy

Adrenoleukodystrophy is a rare X-linked, inherited, neurological disorder that is often fatal. ALD is caused by mutations in the ABCD1 gene which encodes for a protein called the ALD protein, or ALDP, which plays a critical role in the breakdown and metabolism of very long-chain fatty acids, or VLCFA. Without functional ALDP, VLCFA accumulate in cells including neural cells in which they cause damage to the myelin sheath, a protective and insulating membrane that surrounds nerve cells in the brain. This damage can result in decreased motor coordination and function, visual and hearing disturbances, the loss of cognitive function, dementia, seizures, adrenal dysfunction and other complications, including death. The worldwide incidence rate for ALD is approximately one in 20,000 newborn males.

ALD is divided into various sub-segments with three main phenotypes that impact brain function:

•	CCALD (Childhood cerebral adrenoleukodystrophy): The most severe form of ALD is CCALD. CCALD accounts for about 30-40% of patients diagnosed with ALD and presents in young boys. CCALD is characterized by progressive destruction of myelin, leading to severe loss of neurological function and eventual death. In boys affected by CCALD, learning and behavioral problems are often observed in mid-childhood between the ages of 3 and 15 years (median age 7). In the absence of intervention, boys affected by CCALD typically experience rapid degeneration into vegetative state, and ultimately death within a decade of diagnosis.

•	AMN (Adrenomyeloneuropathy): AMN which typically develops in adults aged 21 years and older, is the most common neurological form of ALD, accounting for 40-45% of all patients diagnosed with ALD. All patients with AMN present with more slowly progressive symptoms resulting from (non-inflammatory) disruption of the axons (which are a fundamental component of the central nervous system that allows nerve signals to be transmitted) in the spinal cord. Approximately 40% of these patients have or will develop cerebral disease similar to CCALD, with varying degrees of associated inflammation.

•	ACALD (Adult Cerebral ALD): ACALD typically develops in males aged 15 years and older. It is also very severe, with progression of neurologic symptoms that parallels the course of CCALD. ACALD accounts for approximately 5% of all patients diagnosed with ALD.

Limitations of current treatment options

There is a clear unmet medical need for patients with the neurologic forms of ALD. Currently, the only effective treatment option for boys with CCALD is allogeneic HSCT. In this procedure, the patient is treated with HSCs containing the properly functioning copy of the gene contributed by a donor other than the patient. Allogeneic HSCT has also been shown to have potential clinical benefit in other forms of ALD including AMN and ACALD.

Allogeneic HSCT is typically performed early in the course of the disease, ideally using an unaffected matched sibling HSC donor to minimize complications. However, the majority of allogeneic HSCT procedures for CCALD are carried out with non-sibling matched donor cells, partially matched related or unrelated donor cells and umbilical cord blood cells because a matched sibling donor is not available in most cases. The difficulty of finding a suitable sibling-matched donor is one of the primary drawbacks of this approach. Allogeneic HSCT is associated with significant morbidity and mortality, particularly in patients who undergo non-sibling-matched allogeneic HSCT. Complications of allogeneic HSCT include a 10-30% risk of engraftment failure in unrelated Human-Leukocyte-Antigen, or HLA, matched patients, a 12-16% incidence of life-threatening infection, and an approximately 30% risk of graft-versus-host-disease, or GVHD, a common complication in which donor immune cells (white blood cells in the graft) recognize the cells of the recipient (the host) as “foreign” and attack them. As a result of these safety challenges, allogeneic HSCT in CCALD patients whose donor is not a matched sibling result in significant mortality rates. In addition, because of the need for long-term immunosuppression following allogeneic HSCT, there is a prolonged risk of opportunistic infections and other serious side effects associated with immunosuppressive drugs.

Moreover, of the approximately 80 boys who are born with CCALD each year in the United States and European Union, we estimate that between 20% and 50% may have disease so advanced at the time of diagnosis that a beneficial outcome from treatment would be unlikely. This is attributed to rapid disease progression and difficulty with early diagnosis, as the initial presentation of the signs and symptoms of CCALD are frequently misdiagnosed, for example as attention deficit hyperactivity deficit disorder. Newborn screening through a simple and inexpensive blood test is being developed to enable earlier detection of CCALD and is available in several states. Based in part on the fact that several states are currently considering universal newborn screening for ALD, it is our expectation that newborn screening will be widely adopted in the United States within the next five years, and potentially elsewhere, providing for the opportunity to identify more boys for proactive monitoring of disease symptoms and early disease intervention.

Our Lenti-D product candidate

We are developing our Lenti-D product candidate as a potential one-time treatment to halt the progression of CCALD. Our approach involves the ex vivo insertion of a functional copy of the ABCD1 gene via an HIV-1 based lentiviral vector into the patient’s own HSCs to correct the aberrant expression of ALDP in patients with CCALD. HSCs derived from the patient’s own body are called autologous HSCs. We refer to autologous HSCs that have been modified to carry the functional copy of the ABCD1 gene as the final Lenti-D drug product, or our Lenti-D product candidate. Upon successful engraftment of our Lenti-D product candidate, we expect that microglia in the brain derived from the transduced HSCs will correct the metabolic abnormalities resulting from excess VLCFA and stabilize the demyelination and cerebral inflammation characteristic of CCALD.

We have had and continue to have extensive dialogue with the FDA, the EMA and other regulatory authorities and advisory bodies concerning the clinical advancement of our Lenti-D product candidate.

We transplanted the first subject in the Starbeam Study (formerly referred to as ALD-102) in the United States in 2013. In the UK, we have received regulatory approval for follow-up of patients after transplant in the United States. We also expect to initiate additional sites outside the United States, pending approvals from the applicable regulatory authorities. If successful, and pending further discussion with the regulatory authorities, the results from the Starbeam Study could potentially form the basis of a BLA submission to the FDA and an MAA to the EMA for this product candidate. However, there can be no assurance that the FDA and the EMA will not require additional studies before the approval of a BLA or MAA, respectively. The FDA has advised us that the Starbeam Study may not be deemed to be a pivotal study or may not provide sufficient support for a BLA submission. The FDA normally requires two pivotal clinical studies to approve a drug or biologic product, and thus the FDA may require that we conduct additional clinical studies of Lenti-D prior to a BLA submission. See “Risk Factors—The results from our Starbeam Study (formerly referred to as ALD-102) may not be sufficiently robust to support the submission of marketing approval for our Lenti-D product candidate. Before we submit Lenti-D for marketing approval, the FDA and the EMA may require us to enroll additional subjects, conduct additional clinical studies, or evaluate subjects for an additional follow-up period.”

Clinical development of our Lenti-D product candidate

Completed non-interventional retrospective study (the ALD-101 Study)

Due to the rarity of CCALD, and the fact that allogeneic HSCT has historically not been subject to extensive systematic analysis in controlled clinical studies, the amount of clinical data necessary to precisely characterize progression of the disease and the efficacy and safety profile of allogeneic HSCT is largely absent from the current scientific literature. Accordingly, in order to properly design future clinical studies of Lenti-D and interpret the efficacy and safety results thereof, at the recommendation of the FDA, we performed a non-interventional retrospective data collection study to assess the natural course of disease in CCALD patients that were left untreated, which we refer to as the untreated group or cohort, in comparison to the efficacy and safety data obtained from patients that received allogeneic HSCT, which we refer to as the treated cohort. A non-interventional retrospective data collection study involves an examination of historical clinical records from patients with the pertinent condition in order to assess the typical course of the condition and the efficacy and safety of treatment options. In the study, we collected neurologic and neuropsychological assessments and neuroimaging data for both treated and untreated patients, as available; however, given the retrospective nature of the study, we were not able to collect comprehensive data for all subjects.

For this study, we collected data from four U.S. sites and one French site on a total of 137 subjects, 72 of whom were untreated and 65 of whom were treated with allogeneic HSCT. To our knowledge, the ALD-101 Study is the most comprehensive study ever conducted to characterize clinical outcomes in untreated versus allogeneic HSCT-treated CCALD patient populations. The ALD-101 Study report was completed in March 2013.

Three primary clinical measurements of CCALD disease progression

The findings from the ALD-101 Study suggest that, although there are a wide number of cognitive, behavioral, functional and radiological modalities utilized to assess patients with CCALD, three are utilized most widely and consistently:

•	The Neurological Function Score (NFS). The NFS is a 25-point neurological function score that assesses fifteen neurological abnormalities typically caused by ALD. These neurological abnormalities are summarized below:

Symptoms	Score
Loss of communication*	3
No voluntary movement*	3
Cortical blindness*	2
Tube feeding*	2
Wheelchair required*	2
Total incontinence*	2
Swallowing/other CNS dysfunctions	2
Spastic gait (needs assistance)	2
Hearing/auditory processing problems	1
Aphasia/apraxia	1
Visual impairment/fields cut	1
Running difficulties/hyperreflexia	1
Walking difficulties/spasticity/spastic gait (no assistance)	1
Episodes of incontinency	1
Nonfebrile seizures	1

Total	25

*	Major Functional Disabilities (MFDs)

Among the 15 functional domains in the NFS scale, we consider six to be of particular clinical importance because when these neurological abnormalities occur, the patient’s ability to function independently is severely compromised. These particular deficiencies, which we define as Major Functional Disabilities, or MFDs, are loss of communication, complete loss of voluntary movement, cortical blindness, requirement for tube feeding, wheelchair dependence and total incontinence.

•	The Loes score. The Loes score is a 34-point scale specifically designed to objectively measure the extent of central nervous system disease burden based on brain magnetic resonance imaging, or MRI, studies. The Loes score measures the extent and location of brain abnormalities such as the presence of white matter changes, degree of demyelination and the presence of focal or global atrophy. A Loes score of one or more (i.e., the presence of any such abnormalities) indicates significant disease, and patients with a Loes score of 10 or more generally are not considered to be good candidates for transplant therapy due to the advanced stage of the disease.

•	Gadolinium enhancement. One of the hallmarks of inflammatory disease in ALD patients is the presence of a compromised blood-brain barrier behind the leading edge of demyelinating lesions in the brain. This can be assessed using a contrast agent called gadolinium in brain MRI studies. Evidence of gadolinium enhancement in the brain in a MRI study, referred to by clinicians as a gadolinium positive result, suggests that neuroinflammation is present and the blood-brain barrier has been compromised, which in published studies has been shown to be a predictive biomarker of ALD disease progression.

Summary of findings

Key findings from the ALD-101 Study are summarized below:

•	Untreated, CCALD patients progress to dismal outcomes. In the untreated cohort, the median overall survival was 92 months (7.7 years) and the estimated probability of survival at five years was 55%. Although informative, survival data must be considered in light of the fact that supportive measures may be used to sustain life after progression to a vegetative state.

•	Baseline disease severity, as assessed by NFS and Loes scores, were good predictors of survival. In both the untreated and treated cohorts, significantly lower mortality rates were seen in patients with lower baseline NFS and Loes scores than in those with higher scores.

	Mortality Rate*
	NFS≤ 1	NFS > 1	Loes ≥ 1 ≤ 9	Loes > 9
Untreated Cohort	42%	85%	46%	76%
Treated Cohort	12%	29%	13%	28%

*	Mortality rate determined by the number of deaths that occurred at any time through the observation period post-CCALD diagnosis.

As a consequence of this observation, and consistent with entry criteria that have been used in studies of allogeneic HSCT, the entry criteria for the Starbeam Study excludes subjects with evidence of advanced disease on NFS and Loes score to prevent enrollment of subjects whose disease would be expected to progress to a poor outcome despite treatment.

•	MFDs occurred in the majority of the untreated cohort who showed evidence of gadolinium enhancement in brain MRI. Among the 72 patients in the untreated cohort, data were available regarding the presence of MFDs at 24 months post-CCALD diagnosis in 56 of these patients. Among these 56 patients, 29 patients (52%) developed at least one MFD throughout the data collection period. Of the 18 cases in the untreated cohort who were gadolinium positive, 13 (72%) had developed at least one MFD at 24 months from the time of their first gadolinium positive scan. We believe the finding that a large proportion of the untreated cohort with gadolinium enhancement progress to an MFD at 24 months provides an important reference point by which to assess the success of treatment with our Lenti-D product candidate. These observations support the requirement that subjects enrolled in the Starbeam Study demonstrate gadolinium enhancement at baseline and support a primary endpoint based on the prevention of MFDs.

•	Gadolinium enhancement appears to be an objective, predictive measure of the likelihood of rapid progression. In the untreated cohort, of the 15 patients with scans that were gadolinium-positive and had repeat NFS assessments during the applicable observation period, most (12 of the 15 patients) showed rapid progression of NFS scores, defined as an increase of greater than five points over the applicable observation period, with all 12 showing decline within six to 18 months. This observation supports the requirement that subjects enrolled in the Starbeam Study demonstrate gadolinium enhancement at baseline. These patients would be expected to develop progressive disease without therapeutic intervention.

•	Allogeneic HSCT was associated with disease stabilization. Despite the significant risk of morbidity and mortality associated with allogeneic HSCT, successful transplantation was shown to provide clinically meaningful benefit to patients with CCALD, particularly those with early-stage disease. For the majority of patients in the treated cohort (63%), no MFD was present at 24 months post-HSCT. Allogeneic HSCT was also associated with resolution of gadolinium enhancement. Of those patients who would meet eligibility criteria for the Starbeam study (baseline NFS of zero or one, gadolinium-positive at baseline, baseline Loes between 0.5 and nine, inclusive), three of 20 (15%) patients developed an MFD within 24 months post-allogeneic HSCT.

•	Consistent with published literature, allogeneic HSCT, particularly with unmatched/unrelated donors, was associated with clinically significant morbidity and mortality.

•

Morbidity: Post-allogeneic HSCT, engraftment failure occurred in 12 of 65 (18%) patients, 10 of whom (83%) were transplanted with unrelated donor cells. Despite prophylaxis, the GVHD rate was 54%, including acute GVHD in 27 (42%) patients and chronic GVHD in 12 (18%) patients. Due to the requirement for myeloablation prior to HSCT, the occurrence of GVHD and the requirement for immunosuppressive therapy post-allogeneic HSCT, allogeneic HSCT is associated with a substantial risk of life-threatening infection. Infections were the most commonly reported serious adverse event, with at least one serious infection reported in 19 (29%) patients post-allogeneic HSCT. The substantial morbidity associated with allogeneic HSCT for CCALD supports evaluating Lenti-D in the Starbeam Study as an alternative therapeutic option that is expected to avoid the issues of immune incompatibility seen with allogeneic HSCT.

•	Mortality: Post-allogeneic HSCT, the 100-day mortality rate was 8% and the overall one-year mortality rate was 19%. The estimated probability of two and five year survival rates post-allogeneic HSCT were 82% and 74%, respectively. As anticipated from the published literature, analysis of survival by type of donor (matched sibling versus other) showed that the proportion of deaths through the observation period post- allogeneic HSCT was lower in matched-sibling donor cases than in other allogeneic HSCT cases. The majority of allogeneic HSCT patients (46 patients; 71%) were transplanted with unrelated donor cells given the limited availability of HLA-matched sibling donors. As a result of this analysis, we determined to exclude patients with a sibling-matched donor from the Starbeam Study.

We believe the results from the ALD-101 Study support the proposition that, while the approach of treating a patient with genetically corrected HSCs can stabilize the progression of disease in patients with CCALD, there remains a significant unmet medical need for safer therapies, particularly for patients without the option of a sibling-matched donor. We believe that many of the issues that contribute to the mortality and morbidity associated with allogeneic HSCT could be avoided using a patient’s own gene-modified HSCs. Importantly, the results from this study were also used to inform the criteria for patient and endpoint selection for our planned Starbeam Study, which we describe below.

Previous clinical experience with lentiviral gene therapy for CCALD (the TG04.06.01 Study)

Between September 2006 and September 2010, four boys with a confirmed diagnosis of CCALD were treated in Paris, France, in a Phase I/II study with autologous HSCs transduced ex vivo with a lentiviral vector carrying a functional ABCD1 gene before reinfusion. Short-term clinical data and biological experience with the first two treated boys was first reported in Science (2009). The study is ongoing although no new subjects are expected to be enrolled beyond the initial four boys.

The TG04.06.01 Study is sponsored by the institut national de la santé et de la recherche médicale (French Institute of Health and Medical Research), or Inserm, in Paris, and the lentiviral vector was supplied by a third party company not affiliated with bluebird bio. We are party to a strategic collaboration agreement with Inserm for the development of HSC gene therapies in this patient population, pursuant to which we are collaborating with Patrick Aubourg, the Principal Investigator of the TG04.06.01 Study.

In the TG04.06.01 Study, all four subjects had cerebral demyelinating lesions with Loes scores ranging from two to seven prior to treatment. Gadolinium contrast enhancement indicated that the lesions were active and inflammatory in all four subjects. At the time of enrollment, each subject had a normal neurologic examination with NFS equal to zero.

Below is a summary of the efficacy results for each of the four subjects in the TG04.06.01 Study as of March 2013. Under the study, these patients are continuing to be monitored for two to six years post-treatment and we expect updates regarding the clinical experience of these patients will be published from time to time by the principal investigators following these patients in the trial.

•	Subject One: Loes score stabilized at month 30 and remained stable through month 75.

•	Subject Two: Loes score stabilized at month 30 and remained stable through month 64. Gadolinium enhancement was initially positive, resolved, reappeared in the parietal area and then resolved and has remained negative.

•	Subject Three: Loes score stabilized at month 33 but gadolinium enhancement has persisted. Subject Three had active, progressive disease post-transplant resulting in the development of significant cognitive deficits with the loss of ability for new learning consistent with a frontal lobe syndrome, including the loss of spontaneous speech by month 33 and urinary incontinence. As of 54 months post-transplant, he had no further decline in NFS or Loes scores since his month 33 evaluation.

•	Subject Four: Loes score stabilized at month 16 and remained stable at 24 months. Gadolinium enhancement disappeared 45 days post-transplant and was still not detectable at month 12.

At the top of the figure is a series of brain MRI images showing an example of progressive white matter disease in an untreated patient with CCALD. The expanding “white” in the images from left to right illustrates increasing demyelination in the brain and represents severe disease. The images below represent the baseline (left) and recent (right) brain MRI images from the four boys treated in the TG04.06.01 Study. In contrast to the extensive progressive white matter disease that might be seen in untreated CCALD, as shown at the top of the figure, the progression of white matter disease following treatment in the TG04.06.01 Study is more limited.

We believe these efficacy results are consistent with outcomes that would be expected following successful allogeneic HSCT. All four boys were alive two years or more after treatment, while the ALD-101 Study would suggest an expected mortality rate of approximately 20% in the same two-year window post-allogeneic HSCT. As assessed by NFS and brain MRI, Subjects One, Two and Four showed encouraging evidence of disease stabilization. Additionally, gadolinium enhancement resolved in Subjects One, Two and Four, suggesting a reduction of neuroinflammation. These results also contrast with the natural history of disease in untreated patients, which is characterized by continuous and rapid progression of cerebral demyelination in the majority of cases, particularly those with gadolinium enhancement on brain MRI. All four subjects demonstrated some deterioration of neurologic function within the second year after transplant, which is expected as it is also frequently seen following allogeneic HSCT, given the time it takes for transplant-derived microglial cells to populate the brain. Although neurologic deficits have occurred in these subjects post-treatment, we are encouraged by the fact that neurologic disease has stabilized in all four subjects.

Importantly as of March 2013, there were no reported incidents of gene therapy-related safety concerns in the TG04.06.01 Study. The infusion procedure was clinically uneventful for all four subjects, with all achieving successful engraftment within 15 days post-transplant. In addition, none of these subjects experienced adverse events due to immune incompatibility issues typically associated with allogeneic HSCT, such as graft rejection or GVHD.

We believe the efficacy and safety results of the TG04.06.01 Study provide clinical proof-of-concept, as the lentiviral vector used in the study shares many features with our Lenti-D vector. In addition, the results of the TG04.06.01 Study were helpful in informing the design of our future Starbeam Study (previously referred to as ALD-102). The design of the Starbeam Study is built upon the observations made in the TG04.06.01 Study, but will enroll a larger number of subjects, is a multi-center, international trial with a different primary endpoint determined by analysis of the ALD-101 Study data and in consultation with experts in the field, and has a predefined criterion for clinical success. Additionally, with improvements we have introduced into the vector manufacturing and transduction processes, we expect to obtain a higher frequency of gene-modified HSCs in subjects treated in the Starbeam Study compared to what was achieved in the TG04.06.01 Study, which we believe will translate into improved clinical benefit by virtue of the increased expression of normally-functioning ALDP.

Phase II/III clinical study (the Starbeam Study, formerly referred to as ALD-102)

In April 2013, the FDA informed us that the IND we filed in March 2013 with the FDA for a Phase II/III clinical study to examine the feasibility, safety and efficacy of our Lenti-D product candidate is now active and we transplanted the first subject in October 2013. We refer to this study as the Starbeam Study (formerly referred to as ALD-102). The study is designed as a single-dose, open-label, non-randomized, international, multi-center Phase II/III study to test the safety and efficacy of our Lenti-D product candidate in preserving neurological function and stabilizing cerebral demyelination in subjects with CCALD. Subjects will be followed for 24 months post-transplant under this protocol. Per the FDA Guidance for Industry: Gene Therapy for Clinical Trials—Observing Subjects for Delayed Adverse Events, we will be monitoring study subjects in a long-term follow up protocol to evaluate safety for up to 15 years, and will also monitor efficacy endpoints to demonstrate a sustained treatment effect.

Our clinical trial recruitment plans involve a multi-faceted approach, including:

•	clinical site community outreach programs;

•	global patient referral and support programs to bring patients from across the world to existing clinical sites;

•	gene therapy patient, family and physician education tools, including general gene therapy and ALD-specific websites and materials;

•	ALD patient advocacy engagement and support; and

•	continued publication of existing and future scientific and clinical ALD data.

Up to 15 subjects will be enrolled in the study to obtain at least 12 evaluable subjects that have been transplanted with the Lenti-D drug product. In the study, subjects must be age fifteen years or younger with a confirmed diagnosis of active CCALD, including elevated levels of plasma VLCFA, a brain MRI Loes score of 0.5 to nine, inclusive, evidence of gadolinium enhancement and an NFS ≤ one. Subjects with a willing matched sibling HSCT donor will be excluded from the study. We initiated the Starbeam Study in 2013 and transplanted the first subject in October 2013.

Based on results from our retrospective ALD-101 Study and consultation with leading clinicians in the field of ALD, we have defined the primary efficacy endpoint in the Starbeam Study as the proportion of subjects who have no MFDs, as measured by NFS, at 24 months (±two months) post-transplant. Secondary efficacy evaluations, in each case measured at 24 months (±two months) post-transplant, capture the key assessments of

CCALD disease status, including the change from baseline in NFS and Loes score, resolution of gadolinium enhancement on MRI and determination of MFD-free survival and overall survival. The sample size for this study was not determined by formal statistical methods, but we believe it may be sufficient to demonstrate a robust effect on the binary response endpoint, where a responder is defined as a subject with no MFD at 24 months (±two months) following transplant. Thus, we expect the FDA and EMA will make a qualitative assessment of the efficacy and safety data from this study to evaluate whether the results are sufficient to support a BLA.

Safety evaluations will be performed during the study and will include evaluation of the following: success and kinetics of HSC engraftment; incidence of transplant-related mortality through 100 and 180 days post-transplant; detection of vector-derived replication of the lentivirus; and characterization and quantification of events related to the location of insertion of the functional gene in target cells.

If successful, we believe that the results from the Starbeam Study could form the basis of a BLA and an MAA. However, given the number of subjects and design of the study and the qualitative/subjective assessment of the data, there can be no assurance the FDA or EMAwill not require one or more additional clinical studies as a precursor to a BLA application or an MAA, respectively. The FDA has advised us that the Starbeam Study may not be deemed to be a pivotal study or may not provide sufficient support for a BLA submission. The FDA normally requires two pivotal clinical studies to approve a drug or biologic product, and thus the FDA may require that we conduct additional clinical studies of Lenti-D prior to a BLA submission. See “Risk Factors—The results from our Starbeam Study (formerly referred to as ALD-102) may not be sufficiently robust to support the submission of marketing approval for our Lenti-D product candidate. Before we submit Lenti-D for marketing approval, the FDA and the EMA may require us to enroll additional subjects, conduct additional clinical studies, or evaluate subjects for an additional follow-up period.”

Preclinical evaluation of our Lenti-D product candidate

We have completed a single-dose toxicology study of our Lenti-D product candidate in immunodeficient mice following a single intravenous administration. This study investigated the engraftment of normal human HSCs transduced with our Lenti-D vector and the reversibility of any toxicity following a 28 and 91 day post-treatment recovery period. The assessment of toxicity was based on mortality, clinical observations, body and organ weights, and anatomic pathology. In addition, engraftment of the HSCs was analyzed in the bone marrow of all the interim and main sacrifice animals by fluorescence-activated cell sorting and by polymerase chain reaction procedures.

Study results from the single dose toxicology study found no product candidate-related effects in body and organ weight, hematology or clinical chemistry parameters. In addition, histopathological evaluation revealed that there were no product candidate-related microscopic findings. There were no significant group differences (aside from slight individual animal variation) in cellularity of the bone marrow in treated control and test animals, as determined by light microscopy. Based upon the evaluation criteria used for the study, the Lenti-D drug product appeared to be well tolerated after single intravenous injection.

Additional potential clinical indications for Lenti-D

The ACALD and AMN subsets of the broader ALD patient population represent potential additional opportunities for our Lenti-D product candidate. Allogeneic HSCT has shown some early reported success in ACALD patients, suggesting autologous gene therapy with our Lenti-D product candidate may also be used to address these patients. AMN represents a population of heterogeneous patients with about 40% presenting with cerebral symptoms, however no known allogeneic HSCT studies have been conducted in the AMN population to provide evidence for a gene therapy based approach in the treatment of this disease. The risk-reward balance and safety risks associated with allogeneic HSCT have limited its use in treating ACALD and AMN patients, which may provide an opportunity to expand the use of our Lenti-D gene therapy product in these indications to increase interest in gene therapy for the treatment of other forms of ALD.

Our LentiGlobin opportunity

ß-thalassemia

Overview

ß-thalassemia is a rare hereditary blood disorder caused by a genetic abnormality of the ß-globin gene resulting in defective red blood cells, or RBCs. Genetic mutations cause the absence or reduced production of the beta chains of hemoglobin, or ß-globin, thereby preventing the proper formation of hemoglobin A, which normally accounts for greater than 95% of the hemoglobin in the blood of adults. Hemoglobin is an iron-containing protein in the blood that carries oxygen from the respiratory organs to the rest of the body. Hemoglobin A consists of four chains—two chains each of a-globin and ß-globin. Normally existing at an approximate 1:1 ratio, genetic mutations that impair the production of ß-globin can lead to a relative excess of a-globin, leading to premature death of red blood cells. The clinical implications of the a -globin/ß-globin imbalance are two-fold: first, patients lack sufficient RBCs and hemoglobin to effectively transport oxygen throughout the body and can become severely anemic; and second, the shortened life span and ineffective production of RBCs can lead to other complications such as splenomegaly, marrow expansion, bone deformities, and iron overload in major organs.

The clinical course of ß-thalassemia correlates with the degree of globin chain imbalance. Nearly 200 different mutations have been described in patients with ß-thalassemia. Symptoms of ß-thalassemia can include severe anemia, splenomegaly, marrow expansion, bone deformities and iron overload in major organs. The clinical presentation varies widely, dependent largely upon the number and type of inherited mutation. Mutations can be categorized as those which result in little or no functional ß-globin production (ß°) and those which result in decreased functional ß-globin production (ß+). ß-thalassemia major refers to any mutation pairing that results in the need for chronic transfusions due to severe anemia, and is the clinical finding in patients with ß°ß° genotype as well as many with the ß°ß+ genotype. Affected patients produce as little as one to seven g/dL of hemoglobin (while a normal adult produces 12-18 g/dL of hemoglobin). Hemoglobin E, which is another ß-globin mutation and is usually asymptomatic, can also result in ß-thalassemia major when paired with the ß° or ß+ mutations.

ß-thalassemia is concentrated in populations of Mediterranean, South and Southeast Asian and Middle Eastern descent. It has been estimated that about 1.5% (80 to 90 million people) of the global population are carriers of ß-thalassemia, with about 60,000 symptomatic individuals born annually, the great majority in the developing world. According to Thalassemia International Federation, about 288,000 patients with ß-thalassemia major are alive and registered as receiving regular treatment around the world, of which it is estimated that about 15,000 live in the United States and Europe. Due to the rarity of this disease in the United States, published research on the prevalence of ß-thalassemia in the United States is limited, although it is estimated that due to changing immigration patterns, 1.8 in 100,000 births in California are affected by ß-thalassemia. This data is derived from a mandatory screening program for hemoglobinopathies in that state.

Limitations of current treatment options

In geographies where treatment is available, patients with ß-thalassemia major receive chronic blood transfusion regimens aimed at maintaining steady state hemoglobin levels of approximately 9-10 g/dL. These regimens consist of infusions with units of pRBC every three to five weeks, the timing of which is based predominantly on monitoring hemoglobin levels. Chronic blood transfusions can be effective at preventing the hallmark symptoms of childhood ß-thalassemia major, however, often lead to a large iron overload, which over time leads to mortality through iron-associated heart and liver toxicity. To prevent iron overload-associated risks, patients must adhere to therapeutic iron chelation regimens to reduce the iron overload. Poor compliance with chelation regimens remains a key challenge; it is estimated that with typical compliance, the overall life expectancy for a patient with transfusion-dependent ß-thalassemia is only 28 years. Even patients who are compliant with transfusion and iron chelation regimens can experience a reduced quality of life due to the burden of therapy and the fluctuating levels of hemoglobin on a month-to-month basis.

The only potentially curative therapy for ß-thalassemia today is allogeneic HSCT. However, because of the significant risk of transplant-related morbidity and mortality, transplants are offered primarily to pediatric patients with a matched sibling donor, which occurs in less than 25% of all cases. Allogeneic HSCT carries a significant risk of morbidity and mortality related to myeloablation (which decreases or eliminates the cells in the bone marrow and blood), immunosuppressive medications, graft failure, GVHD and opportunistic infections. Overall, ß-thalassemia major remains a devastating disease with an unmet medical need.

In many developing countries where ß-thalassemia is more prevalent, such as Thailand, the lack of readily available chronic blood transfusions and optimal iron chelation regimens represents a significant societal challenge. In these countries, children with ß-thalassemia major have a poor prognosis and experience growth retardation, hepatosplenomegaly, or enlargement of the spleen, and skeletal deformities resulting from extra-medullary hematopoiesis. Ultimately, most die in childhood. We believe that safer therapies, such as those represented by our gene therapy approach, could offer a potential solution to the challenges of treating ß-thalassemia patients across the world.

Sickle cell disease

Overview

Sickle cell disease, or SCD, is a hereditary blood disorder resulting from a mutation in the ß-globin gene that causes polymerization of hemoglobin proteins and abnormal red blood cell function. The disease is characterized by anemia, vaso-occlusive pain crisis (a common complication of SCD in which there is severe pain due to obstructed blood flow in the bones, joints, lungs, liver, spleen, kidney, eye, or central nervous system), infections, stroke, overall poor quality of life and early death in a large subset of patients. Under low-oxygen conditions, which are exacerbated by the red blood cell abnormalities, the mutant hemoglobin aggregates causing the RBCs to take on a sickle shape (sickle cells), which causes them to aggregate and obstruct small blood vessels, thereby restricting blood flow to organs resulting in pain, cell death and organ damage. If oxygen levels are restored, the hemoglobin can disaggregate and the RBCs will return to their normal shape, but over time, the sickling damages the cell membrane and the cells fail to return to the normal shape even in high-oxygen conditions. Additionally, the sickle-shaped RBCs tend to rupture more easily, often resulting in damage to the blood vessels and iron overload that can ultimately lead to organ failure and death.

SCD is concentrated in populations of African, Middle Eastern and South Asian descent. The global incidence of SCD is estimated to be 250,000-300,000 births annually, and the global prevalence of the disease is estimated to be about 20-25 million. In the United States, where SCD is a standard part of mandatory newborn screening, the incidence is more than 1,600 births annually with an estimated prevalence of 100,000 individuals.

Limitations of current treatment options

Where adequate medical care is available, common treatments for patients with SCD include chronic blood transfusions and hydroxyurea. As is the case with ß-thalassemia, chronic transfusions pose a compliance burden and are associated with significant risks that often leads to mortality through iron-associated heart and liver toxicity. Patients must also adhere to daily iron chelation regimens. A significant number of patients with SCD find it difficult to adhere to hydroxyurea treatment regimens due in part to drug-related toxicities.

The only potentially curative therapy currently available for SCD is allogeneic HSCT, however because of the significant risk of transplant-related morbidity and mortality, this option is usually offered primarily to pediatric patients with available sibling-matched donors. It is particularly difficult to find suitable donors for individuals of African descent, and it is estimated that approximately 10% of eligible patients do so. In light of these factors, we believe SCD is a devastating disease with a significant unmet medical need.

Our LentiGlobin product candidate

We are developing our LentiGlobin product candidate as a potential one-time treatment for both ß-thalassemia major and severe SCD. Our approach involves the ex vivo insertion of a single codon variant of the normal ß-globin gene via an HIV-1 based lentiviral vector into the patient’s own HSCs to enable formation of normally functioning hemoglobin A and normal RBCs in patients with ß-thalassemia or SCD. Importantly, this codon variant, referred to as T87Q, also serves as a distinct biomarker used to quantify expression levels of the functional ß-globin protein in patients with ß-thalassemia and SCD, while also providing strong anti-sickling properties in the context of SCD. We refer to the gene-modified HSCs as the final LentiGlobin drug product, or our LentiGlobin product candidate.

We have had and continue to have a comprehensive dialogue with the FDA and other regulatory authorities and advisory bodies concerning the clinical advancement of our LentiGlobin product candidate.

We are conducting our HGB-205 and Northstar (HGB-204) clinical studies and have transplanted the first patient in the HGB-205 study. We expect to have preliminary data from one or both of these clinical studies in late 2014, although there can be no assurance this will be the case.

Clinical development of our LentiGlobin product candidate

Previous clinical experience with lentiviral gene therapy for ß-thalassemia major (the LG001 Study)

Between September 2006 and November 2011, three subjects with ß-thalassemia major were treated in France by our scientific collaborators in a Phase I/II study with autologous HSCs transduced ex vivo with an earlier generation of our LentiGlobin vector, called HPV569. We refer to the HSCs transduced ex vivo with the HPV569 vector as the HPV569 drug product. Clinical data and biological experience with one subject in this study (Subject Three) were first reported in Nature (2010).

Four subjects were enrolled in the LG001 Study, although only three subjects were actually treated with the HPV569 drug product—Subject One was ineligible due to pre-transplant complications. The other three subjects were successfully transplanted, however Subject Two received a dose of HPV569 drug product with cell counts well below current standards in transplant practice and failed to engraft. All subjects enrolled in the study required significant transfusion support prior to treatment. Below is a summary of the results for the two subjects with successful engraftment:

•	Subject Three: During the first year post-transplant, Subject Three experienced a decline in both the volume and frequency of transfusion requirements and eventually became transfusion-independent approximately one year post-treatment. Subject Three has remained transfusion-independent ever since (more than five years), even in light of regular blood withdrawals to eliminate iron accumulation in the body. Adverse events considered to be treatment related were all attributable to study procedures or myeloablative conditioning, but not related to the HPV569 drug product. One notable observation was the detection of partial clonal dominance of a common myeloid progenitor bearing an integrated vector in the third intron of the HMGA2 gene, which resulted in a relatively large proportion of the gene therapy modified cells being derived from a single clone in which the lentiviral vector had inserted into the HMGA2 gene. There was some initial concern that the observed clonal dominance might represent a pre-leukemic event, however there have been no adverse clinical consequences of this event, or any signs of cancer, in over five years since the observation was made. In fact, the presence of the HMGA2 clone has steadily declined over time to the point that it is no longer the most common clone.

•

Subject Four: After transplant, Subject Four experienced delayed recovery of platelets and required platelet transfusion thrice weekly until day 100, with the last transfusion on day 122. Therapeutic hemoglobin in reticulocytes was detectable early post-transplant, however the levels declined gradually. Subject Four is clinically stable and has fully engrafted two years post-treatment, but is producing only minimal amounts of therapeutics hemoglobin and, therefore, remains transfusion dependent. Adverse events considered to be treatment related were all attributable to study procedures or myeloablative conditioning, but not the HPV569 drug product.

All subjects from LG001 will be offered the possibility to enroll in the long term follow-up study, LTF-303, to evaluate long-term safety and efficacy post-transplant.

We believe that achieving transfusion independence in Subject Three is a direct benefit of treatment with the HPV569 drug product, as we are not aware of any reported cases of spontaneous transfusion independence in patients with ß-thalassemia major. While successful allogeneic HSCT may achieve transfusion independence, the mortality risk of allogeneic HSCT in adults with ß-thalassemia major exceeds 20%, and for that reason it is not a standard therapeutic intervention for adult patients. The approach of using autologous gene-modified HSCs avoids the adverse consequences of immune incompatibility that are responsible for much of the mortality and morbidity associated with allogeneic HSCT.

We believe the efficacy and safety results of the LG001 Study provide clinical proof-of-concept, as the lentiviral vector used in the study shares many features with our current LentiGlobin vector. In addition, the results of the LG001 Study were helpful in informing the design of our HGB-205 and Northstar (HGB-204) clinical studies. Additionally, with improvements we have introduced into the vector manufacturing and transduction processes, we expect to obtain a higher frequency of gene-therapy modified HSCs in the patients treated in the HGB-205 and Northstar clinical studies compared to what was achieved in the LG001 Study, which we believe will translate into improved clinical efficacy and in improved clinical benefit by virtue of increased production of normally functioning hemoglobin.

Phase I/II clinical study for ß-thalassemia major and sickle cell disease (the HGB-205 Study)

At the request of ANSM, in 2012 we submitted a CTA with a revised clinical protocol as a result of our decision to use our newer LentiGlobin BB305 vector for our clinical studies going forward. A preclinical evaluation of LentiGlobin BB305 showed that transduction efficiency was higher with the LentiGlobin BB305 vector as compared to the HPV569 vector used in the LG001 Study to genetically modify the subjects’ own cells, resulting in higher expression of the therapeutic ßA-T87Q-globin protein in transduced cells, despite unchanged expression levels per vector copy. The CTA was approved in 2012, resulting in an active study, now called the HGB-205 study, which we initiated and transplanted the first patient in 2013. This continuation study is a Phase I/II clinical study to examine the safety and efficacy of our LentiGlobin BB305 Drug Product candidate in up to seven additional subjects with a diagnosis of ß-thalassemia major or SCD. Study subjects must be between five and 35 years of age with a diagnosis of ß-thalassemia major or severe SCD. Those with ß-thalassemia must have received at least 100 mL/kg/year of pRBCs per year for the past two years. Those with SCD must have failed to achieve clinical benefit from treatment with hydroxyurea and have an additional poor prognostic risk factor (e.g., recurrent veno-occlusive crises or acute chest syndromes). All subjects must be eligible for allogeneic HSCT, but without a matched related donor. Subjects with a matched sibling allogeneic HSCT donor will be excluded from the study.

We are considering a number of approaches to support clinical sites with recruitment for the HGB-205 study, including community outreach programs, translation of educational resources, and patient advocacy engagement.

For all subjects, efficacy will be measured by RBC transfusion requirements per month and per year, post-transplant and the number of total in-patient hospitalization days (post-transplant discharge) at six, 12 and 24 months. For SCD patients only, efficacy will be measured by the number of vaso-occlusive crises or acute chest syndrome events at six, 12 and 24 months and evaluation of changes in the nature or frequency of the subject-specific main inclusion criteria.

Safety evaluations to be performed during the study include success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any subject and characterization of events of insertional mutagenesis leading to clonal dominance or leukemia.

Phase I/II clinical study for ß-thalassemia major (the Northstar Study, formerly referred to as HGB-204)

In December 2012, we submitted an IND with the FDA for a Phase I/II clinical study to examine the feasibility, safety and efficacy of our LentiGlobin BB305 Drug Product candidate in patients with ß-thalassemia. We refer to this study as the Northstar Study (formerly referred to as HGB-204). The study is a single-dose, open-label, non-randomized, multi-site Phase I/II clinical study in the United States to evaluate the safety and efficacy of the LentiGlobin product candidate in increasing hemoglobin production and eliminating or reducing transfusion dependence following treatment. In January 2013, we were cleared to commence the study and we initiated this study in 2013. We expect to submit an IND with the FDA in 2014 to evaluate LentiGlobin BB305 Drug Product in patients with SCD.

Our clinical trial recruitment plans for the Northstar Study involve a multi-faceted approach, including:

•	clinical site community outreach programs;

•	global patient referral and support programs to bring patients to existing clinical sites;

•	clinical site expansion in areas of high epidemiology;

•	gene therapy patient, family and physician education tools, including general gene therapy and ß-thalassemia specific websites and materials;

•	ß-thalassemia patient advocacy engagement; and

•	support and continued publication of existing and future ß-thalassemia scientific and clinical data.

Up to 15 adults will be enrolled in the study. Study subjects must be between 18 and 35 years of age with a diagnosis of ß-thalassemia major and who receive at least 100 mL/kg/year of pRBCs or greater than or equal to eight transfusions of pRBCs per year in each of the two years preceding enrollment. The subjects must also be eligible for allogeneic HSCT.

Efficacy will be evaluated primarily by the production of ≥2.0 g/dL of hemoglobin A containing ßA-T87Q-globin for the six-month period between 18 and 24 months post-transplant. In order to allow for endogenous hemoglobin production following transplant, subjects will be transfused with RBCs only when total hemoglobin decreases below 7.0 g/dL. The rationale for the primary endpoint is that production of ≥2.0 g/dL of hemoglobin A containing ßA-T87Q-globin represents a clinically meaningful increase in endogenous hemoglobin production that would be expected to diminish transfusion requirements, and could result in transfusion independence in ß-thalassemia subjects.

Exploratory efficacy endpoints include RBC transfusion requirements (measured in milliliters per kilogram) per month and per year, post-transplant. Safety evaluations to be performed during the study include success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any subject and characterization of events of insertional mutagenesis leading to clonal dominance or leukemia. Subjects will be monitored by regular screening. Each subject will remain on study for approximately 26 months from time of consent and then will be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond 24 months.

Preclinical evaluation of our LentiGlobin BB305 vector

Several nonclinical studies have been performed to support the use of our LentiGlobin BB305 vector. These studies were conducted in vitro in human HSCs isolated from patients with SCD and in in vivo mouse transplant models. In these studies, transduction efficiency was shown to be higher with the LentiGlobin BB305 vector as compared to the LentiGlobin HPV569 vector, based on higher expression levels of the therapeutic ß-globin protein in cells transduced with this vector despite unchanged protein expression levels per vector copy. In vivo pharmacology and safety studies carried out in a mouse model for ß-thalassemia provided no evidence that our lentiviral vectors caused any adverse effects or alteration of bone marrow homeostasis in mice treated with syngeneiccells transduced with either the HPV569 or BB305 vector. In two independent in vitro immortalization, or IVIM, assays, LentiGlobin BB305 vector showed a reduced risk of IVIM and genotoxicity in murine HSCs as compared to positive control vectors known to have significant oncogenic potential. Results of integration site analyses in mice treated with syngeneic bone marrow cells transduced with either LentiGlobin BB305 or HPV569 vectors revealed no signs for clonal outgrowth. The integration site profile of the two vectors was comparable and typical for HIV-1 based lentiviral vectors. Both vectors showed a large overlap of integration sites in identical common integration site regions. Although integration near oncogenes was, in general, increased in the analyzed vector samples compared to the theoretical random integration site data, there was no increase of integration sites near oncogenes in the post-transplant samples isolated from the bone marrow at necropsy compared to pre-transplant samples of transduced bone marrow.

Previous preclinical experience with lentiviral gene therapy for sickle cell disease

In 2001, a preclinical proof-of-concept study, led by our scientific founder Dr. Philippe Leboulch and scientists at Harvard Medical School and the Massachusetts Institute of Technology, corrected sickle cell disease in mice using gene therapy. In the study, mice were bioengineered to contain a human gene that produced defective hemoglobin, causing SCD. HSCs containing the defective gene were removed from the bioengineered mice and gene-modified by the addition of an anti-sickling gene using a lentiviral vector. The modified gene encoding for ßA-T87Q-globin gene produced ß-globin that gave rise to a modified normal hemoglobin molecule that prevented the sickling process. This gene construct is the same construct we use in our LentiGlobin product candidate. After adding the anti-sickling gene, the corrected marrow was then transplanted into other mice with SCD whose bone marrow had been removed by radiation. Ten months later, blood samples from the transplanted mice showed a high level of expression of the anti-sickling ß-hemoglobin gene. The results from this preclinical proof-of-concept study for SCD were published in Science (2001).

Manufacturing

Our gene therapy platform has two main components: lentiviral vector production and the target cell transduction process, which results in drug product.

Our lentiviral manufacturing process

Our lentiviral vectors are assembled using a human cell line called HEK293T. The HEK293T cells are maintained in disposable flasks until sufficient cell mass has been generated to fill approximately 40 ten tray cell factories, or TTCFs, then transferred and allowed to adhere to the bottom of the trays. Adherent cells are transfected with multiple plasmids encoding all the genetic material required to assemble the lentiviral vector carrying such functional gene of interest. The genetic material is delivered on multiple plasmids to reduce the odds of generating a replication-competent virus and improve the overall safety of this step of the procedure. The transfected HEK293T cells then assemble our lentiviral vectors packaged with the functional gene of interest, which bud off into the cell culture media. The media containing the assembled vectors is harvested, purified by a single chromatography step, concentrated and formulated prior to freezing for storage. These finished lentiviral vectors are what is ultimately used to transduce the HSCs isolated from the patient.

We believe that our lentiviral vectors have broad applicability, since the majority of the viral production system can remain the same, while we change only the therapeutic gene “cassette” depending on the disease. In other words, the vector “backbone” stays the same, while only the therapeutic gene and related sequences are changed. If we were to undertake drug development in an additional indication, we believe we could rapidly move forward using this lentiviral vector backbone and associated assays, simply by switching the therapeutic gene insert and associated control elements.

Although we intend to continue manufacturing our Lenti-D vectors in TTCFs, we are currently in the process of adapting our LentiGlobin vector production technology to a larger, suspension-based bioreactor process with the potential to scale from 100 to upwards of 1,000 liters in a single production run. So far, we have demonstrated successful production of LentiGlobin vectors on a small scale and are currently transferring the new process to a contract manufacturer to accommodate future demand for our drug candidates, if approved, in their current indications as well as those beyond our initial focus.

Our target cell transduction process—creating the gene-modified cells (our drug product)

The ultimate product of our manufacturing processes is the patient’s own gene-modified cells, which we refer to as our drug product. The process for producing our drug product is as follows:

1.	Selection: We extract HSCs from peripheral blood mononuclear cells obtained from the patient’s blood by apheresis (or alternatively, by bone marrow harvest) following mobilization via a colony stimulating factor. The process is carried out using existing hospital infrastructure and standard protocols currently in place for stem cell transplant procedures.

2.	Pre-stimulation: The isolated HSCs are treated with a mixture of growth factors and additional proprietary processes that help enable an efficient transduction process.

3.	Transduction: The isolated, purified and pre-treated HSCs are exposed to our lentiviral vectors containing the appropriate functional gene for up to 40 hours to facilitate transduction and insertion of the therapeutic DNA into the chromosomes of the target cells.

4.	Final harvest: Once transduction is complete, the gene-modified HSCs are washed and re-suspended into cell culture media to remove any residual impurities. A portion of the harvested cells is removed for quality control release testing, which includes ensuring that transduction was successful and the functional gene delivered by the vector is adequately expressed by the target cells.

5.	Formulation and freeze: The remaining cells are appropriately formulated and cryopreserved.

The final step is to return the gene-modified HSCs to the patient. Just prior to dosing, the drug product is thawed and sampled for cell number and viability to ensure the dose administered meets a pre-defined minimum.

Of note, our proprietary lentiviral vector manufacturing and HSC transduction processes utilize operations and equipment that are common to the biopharmaceutical industry. We rely exclusively on the use of contract manufacturing organizations to manufacture our Lenti-D and LentiGlobin vectors and drug product candidates, and do not own or operate any of our own facilities for these purposes. However, we believe our team of technical personnel has extensive manufacturing, analytical and quality experience as well as strong project management discipline to effectively oversee these contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.

Future applications and opportunities

The investments that we have made to industrialize our gene therapy platform, processes and manufacturing may have application to other severe genetic and orphan diseases. We believe that we have the opportunity to pursue other disease indications that would take advantage of our know-how and other intellectual property, and expertise in three main areas:

•	Other lentiviral ex vivo applications: We believe our current gene therapy platform will enable us to develop and test new vectors based on similar viral vector backbones that carry different gene sequences for other hereditary diseases without the need for significant research work. In this way, we can move products efficiently through preclinical into clinical development. We may consider research and development programs targeting other monogenic, hereditary diseases that involve cells derived from HSCs. These programs may involve hereditary orphan diseases that could be developed and potentially commercialized on our own.

We also are pursuing gene therapy programs that target other cell types, such as T cells, that leverage the unique properties of lentiviral vectors. Through our global partnership with Celgene, we are now developing gene therapy products by inserting novel gene sequences into a patient’s own T cells using lentiviral vectors for oncology. This represents a direct application of our expertise in gene therapy and our capabilities, know-how and patents associated with lentiviral gene therapy for ex vivo applications. As we further develop this program, we will investigate the opportunity to expand the application to other cell types for new potential indications.

•	Lentiviral in vivo applications: Our expertise in lentiviral vector production and cell transduction also provides an opportunity to develop new lentiviral products for use in the in vivo setting. In this case, lentiviral vectors carrying certain gene sequences would be delivered directly to the disease site (e.g., to the brain or eye) or into the bloodstream of the patient and, in each case, the vector would need to find the target cell in vivo and deliver the genetic material into those target cells. Although this represents a less controlled environment in which to transduce cells and deliver genetic material, it opens up additional orphan and large market indications where this approach is more appropriate for the disease and targeted cells.

•	Adeno-associated viral (AAV) vector platform targeting other diseases: Our team has extensive historic experience with AAV research and development programs. There is extensive evidence in the scientific literature supporting the use of these vectors for in vivo applications. The unique properties of AAV vectors may offer advantages in some indications where lentiviral vectors might be less suited. For example, AAV vectors may be better suited for use in products delivered in vivo systematically. Our experience and know-how could be useful with an AAV platform in these additional disease settings and we expect to explore cautiously and opportunistically AAV product candidates that could provide a bolt-on platform and capability for us.

The graphic below represents an example of the breadth of potential applications of our gene therapy platform.

Strategic collaborations

Our objective is to develop and commercialize a next generation of products based on the transformative potential of gene therapy to treat patients with severe genetic and orphan diseases. To access the substantial funding and other resources required to develop and commercialize gene therapy products, we have formed, and intend to seek other opportunities to form, strategic alliances with collaborators who can augment our industry leading gene therapy expertise. To date, we have focused on forging a limited number of significant strategic alliances with leading pharmaceutical partners and academic laboratories where both parties contribute expertise to enable the discovery and development of potential gene therapy product candidates.

Our strategic alliance with Celgene

In March 2013, we announced a strategic collaboration with Celgene Corporation to discover, develop and commercialize novel disease-altering gene therapies in oncology. The collaboration focuses on applying gene therapy technology to genetically modify a patient’s own T cells, to target and destroy cancer cells. Such modified T cells, which are called chimeric antigen receptor, or CAR, T cells, have been shown to have beneficial effects in human clinical trials for patients with B cell lymphomas. The multi-year research and development collaboration has the potential to lead to the development and commercialization of multiple CAR T cell products.

Under the terms of the collaboration, for any product candidate selected for development under the collaboration, we are and will be responsible for conducting and funding all research and development activities performed up through completion of the initial Phase I clinical study, if any, of such product candidate. This collaboration is governed by a joint steering committee, or JSC, formed by representatives from us and Celgene. The JSC, among other activities, reviews the collaboration program, reviews and evaluates product candidates and approves regulatory plans.

On a product candidate-by-product candidate basis, up through a specified period following completion of an initial Phase I clinical study for such product candidate, we have granted Celgene an option to obtain an exclusive worldwide license to develop and commercialize such product candidate pursuant to a written agreement, the form of which we have already agreed upon. If Celgene elects to exercise this option, it must pay us an option fee, subject to reduction if we elect to co-develop and co-promote that product candidate in the United States. In addition to the option fee, Celgene would also be obligated to pay us additional amounts based upon achievement of specified development and regulatory milestones and a percentage of net sales as a royalty, however, if we elect to co-develop and co-promote in the United States, this royalty only applies to sales outside the United States. The maximum option fee payable to us under these agreements, together with the maximum additional payments payable to us upon achievement of specified clinical, regulatory and commercial milestones, is $225 million, and the royalties payable to us range from the mid-single digits to mid-teens. The royalties payable to us are subject to certain reductions, including for any royalty payments required to be made by Celgene to acquire patent rights, with an aggregate minimum floor. Celgene will assume certain development obligations and must report on their progress in achieving these milestones on a quarterly basis. If we do elect to co-develop and co-promote the product candidate within the United States, we would share equally in all costs relating to developing, commercializing and manufacturing the product candidate within the United States and we would share equally in the United States profits.

Celgene will be solely responsible for all costs and expenses of manufacturing and supplying any optioned product candidates. Subject to customary “back-up” supply rights granted to Celgene, we have the sole right to manufacture or have manufactured supplies of vectors and associated payloads manufactured for incorporation into the optioned product candidate. We would do so under a written agreement, the form of which has not yet been agreed upon, although we have agreed upon certain material terms for such manufacturing and supply agreement. Celgene would reimburse us for our costs to manufacture and supply such vectors and associated payloads, plus a modest mark-up.

If Celgene does not exercise its option with respect to any product candidate prior to expiration of the applicable option period, then we have the right to develop that product candidate outside the scope of the collaboration, subject to a Celgene opt-in right to obtain a license to that product candidate, which right exists through a specified period following completion of a pivotal study for that product candidate.

We received an up-front payment of $75.0 million from Celgene in connection with the collaboration. The collaboration term ends in March 2016, unless extended at Celgene’s option. Celgene may elect to extend the term twice, first for a period of two years and then for an additional period, in each case in consideration of a specified payment to us. Either party may terminate the agreement upon written notice to the other party in the event of the other party’s uncured material breach. Celgene may terminate the agreement for any reason upon prior written notice to us. If the agreement is terminated, rights to product candidates in development at the time of such termination will be allocated to the parties through a mechanism included in the agreement. In addition, if Celgene terminates the agreement for our breach, any then- existing co-development and co-promotion agreement will be automatically terminated and replaced with a license agreement for such product candidate and any amounts payable by Celgene under any then-existing product license agreements will be reduced.

Baylor College of Medicine

Simultaneous with entering into the collaboration agreement with us, Celgene entered into a strategic collaboration with the Baylor College of Medicine, or Baylor, to discover, develop and commercialize CAR T cell products. We are not a party to this collaboration agreement, although, by virtue of our agreements with Celgene, the joint steering committee under the Baylor-Celgene collaboration agreement will include representatives selected by us, together with representatives selected by each of Celgene and Baylor. Under our collaboration agreement with Celgene, we may develop product candidates covered by the intellectual property rights of Baylor in this field, which intellectual property rights would be in-licensed by Celgene pursuant to its collaboration agreement with Baylor.

Call Option and Target Antigen License

During the initial three-year term of the collaboration and, if extended, during the first two-year extension term of the collaboration, in the event that we engage in a change in control transaction, including for such purposes a merger or consolidation of bluebird bio or the sale of all or substantially all of our assets, or if another person or entity or group of persons or entities acquires at least 50% of our voting capital stock, then Celgene has the right, but not the obligation, to terminate the collaboration agreement and obtain perpetual, non-terminable, worldwide, exclusive, fully paid-up licenses to all, but not less than all, of the product candidates previously identified under the collaboration agreement. We refer to this right to acquire such licenses as the call option.

Under the call option, the product candidates to which Celgene would have the right to acquire fully paid-up licenses include any product candidate previously licensed out of the collaboration during the term of the collaboration, any product candidate for which we have exercised our right to co-develop and co-promote the product candidate within the United States, any product candidate for which Celgene previously declined its option to obtain a license and any product candidate for which at least in vivo efficacy studies have been initiated or authorized by the JSC. The purchase price for such fully paid-up licenses would be determined pursuant to a binding arbitration process and would be paid on or about the consummation of the change in control transaction with our acquiror.

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

The call option and the right to acquire a target antigen license may have the effect of delaying or preventing a change in control transaction involving us, or may reduce the number of companies interested in acquiring us. See “Risk Factors—Provisions in our collaboration agreement with Celgene Corporation may prevent or delay a change in control.”

Intellectual property

We strive to protect and enhance the proprietary technology, inventions, and improvements that are commercially important to the development of our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of gene therapy that may be important for the development of our business. We additionally rely on regulatory protection afforded through orphan drug designations, data exclusivity, market exclusivity, and patent term extensions where available.

Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same.

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain genes, methods of transferring genetic material into cells, processes to manufacture our lentivirus-based product candidates and other proprietary technologies and processes related to our lead product development candidates. As of February 24, 2014, our patent portfolio includes the following:

•	approximately 191 patents or patent applications that we own or have exclusively in-licensed from academic institutions and third parties related to lentiviral vectors and vector systems;

•	approximately 58 patents or patent applications that we have non-exclusively in-licensed or optioned from academic institutions and third parties related to lentiviral vectors and vector systems;

•	approximately 18 patents or patent applications that we own or have exclusively in-licensed from academic institutions and third parties, including eight that are co-owned with MIT, related to vector manufacturing or production;

•	approximately seven patents or patent applications that have been non-exclusively in-licensed from academic institutions and third parties related to vector manufacturing or production; and

•	approximately 22 patents or patent applications that we own or have exclusively in-licensed from academic institutions and third parties related to therapeutic cellular products.

Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our gene therapy product candidates and lentiviral manufacturing process. Examples of the products and technology areas covered by our intellectual property portfolio are described below. See also “—License agreements.”

Childhood Cerebral Adrenoleukodystrophy (CCALD)

The CCALD platform includes three patent portfolios, described below.

•	Pasteur Institute. The Pasteur patent portfolio contains patent applications directed to FLAP/cPPT elements and lentiviral vectors utilized to produce our Lenti-D product candidate for CCALD. As of February 24, 2014, we had an exclusive license (from Pasteur Institute) to eight issued U.S. patents and one pending U.S. application. Corresponding foreign patents and patent applications include pending applications or issued patents in Australia, Canada, China, Europe, Hong Kong, Israel, and Japan. We expect the issued composition of matter patents to expire from 2019-2023 in the United States, and from 2019-2020 in the rest of the world (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2019-2020 (excluding possible patent term extensions). We expect the patents and patent applications in this portfolio other than composition of matter patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2019-2020 (worldwide, excluding possible patent term extensions).

•

RDF. The in-licensed patent portfolio from Research Development Foundation, or RDF, in part, contains patents and patent applications directed to aspects of our lentiviral vectors utilized to produce our Lenti-D product candidate for CCALD. As of February 24, 2014, we had an exclusive license (from RDF) to three issued U.S. patents and two pending U.S. application related to our lentiviral vector platform. Corresponding foreign patents and patent applications related to our lentiviral vector platform include pending applications or issued patents in Canada, Europe, and Israel. We expect the issued composition of matter patents to expire from 2022-2023 (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2021-2022 (excluding possible patent term extensions). We expect the patents and patent applications in this portfolio other than composition of matter patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2021-2022 (worldwide, excluding possible patent term extensions).

•	bluebird bio. The bluebird bio patent portfolio contains patent applications directed to compositions of matter for CCALD gene therapy vectors and compositions and methods of using the vectors and compositions in cell-based gene therapy of adrenoleukodystrophy or adrenomyeloneuropathy. As of February 24, 2014, we owned two pending U.S. applications and 13 pending corresponding foreign applications. We expect the composition of matter patent for the CCALD gene therapy vectors, if issued from the pending patent application and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions).

ß-thalassemia/SCD

The ß-thalassemia/SCD platform includes three patent portfolios, described below.

•	Pasteur Institute. The in-licensed Pasteur patent portfolio contains the patents and patent applications described above directed towards aspects of our lentiviral vectors utilized to produce our LentiGlobin product candidate for ß-thalassemia and SCD.

•	RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above directed towards aspects of our lentiviral vectors utilized to produce our LentiGlobin product candidate for ß-thalassemia and SCD.

•	MIT/bluebird bio. The co-owned patent portfolio contains patents and patent applications directed to certain specific compositions of matter for lentiviral ß-globin expression vectors. As of February 24, 2014, we co-owned one issued U.S. patent and two pending U.S. applications, as well as corresponding foreign patents issued in Europe and Hong Kong. We expect the issued composition of matter patents to expire in 2023 (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2023 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2023 (worldwide, excluding possible patent term extensions). We note that we have an exclusive license to MIT’s interest in this co-owned intellectual property.

Lentiviral platform (e.g., vectors, manufacturing, and cell therapy products)

The lentiviral platform, which is potentially applicable to the CCALD, ß-thalassemia, SCD and other potential programs, includes three patent portfolios, described below.

•	Pasteur Institute. The Pasteur patent portfolio contains the patents and patent applications described above.

•	RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above.

•

bluebird bio. One aspect of the bluebird bio patent portfolio contains patents and patent applications directed to certain specific compositions of matter and improved methods for selecting and delivering transduced cells. As of February 24, 2014, we owned one pending U.S. application and eight pending corresponding foreign applications. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional national stage application, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2031 (worldwide, excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2031 (worldwide, excluding possible patent term extensions). Another component of the bluebird bio patent portfolio includes the vector manufacturing platform and is potentially applicable to the CCALD, ß-thalassemia, SCD and other programs. This portion of the portfolio contains patents and patent applications directed to compositions of matter for improved packaging cells and cell lines and improved methods for transfection and transduction of therapeutic cells. As of February 24, 2014, we owned four pending PCT applications, which are due for national stage entry in March 2014 (2), January 2015 and February 2015. We expect composition of matter and method patents, if issued from a corresponding nonprovisional national stage application, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions).

In addition to the above, we have established expertise and development capabilities focused in the areas of preclinical research and development, manufacturing and manufacturing process scale-up, quality control, quality assurance, regulatory affairs and clinical trial design and implementation. We believe that our focus and expertise will help us develop products based on our proprietary intellectual property.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing the non-provisional application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent.

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a new drug application, or NDA, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

License agreements

Inserm-Transfert

In May 2009, we entered into an exclusive license with Inserm-Transfert, which is a wholly-owned subsidiary of Institut national de la santé et de la recherche médicale, for use of certain patents and know-how related to the ABCD1 gene and corresponding protein, for use in the field of human ALD therapy. This agreement was amended once in 2012 and again in 2013. Inserm-Transfert is referred to herein as Inserm. The Inserm licensed patent portfolio includes at least three U.S. and foreign patents and patent applications. This portfolio has no pending applications. Inserm retains the right to practice the intellectual property licensed under the agreement for educational, clinical and preclinical studies purposes.

Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our Lenti-D product candidate, we will be obligated to pay Inserm a percentage of net sales as a royalty for the longer of the life of any patents covering the product or 10 years from first commercial sale. This royalty is in the low single digits. The royalties payable to Inserm are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits.

We are required to use all commercially reasonable efforts to develop licensed products and introduce them into the commercial market as soon as practical, consistent with our reasonable business practices and judgment in compliance with an agreed upon development plan. We have assumed certain development, regulatory and commercial milestone obligations and must report on our progress in achieving these milestones on an annual basis.

We may unilaterally terminate the license agreement at any time. Either party may terminate the agreement in the event of the other party’s material breach which remains uncured after 60 days of receiving written notice of such breach or in the event the other party become subject of a voluntary or involuntary petition in bankruptcy and such petition is not dismissed with prejudice within 120 days after filing. In addition, Inserm may terminate the license agreement in the event that we cannot prove within 60 days of written notice from Inserm that we have been diligent in developing the licensed products and introducing them into the commercial market.

Absent early termination, the agreement will automatically terminate upon the expiration of all issued patents and filed patent applications within the patent rights covered by the agreement or 10 years from the date of first commercial sale of a licensed product, whichever is later. The license grant ceases in connection with any such termination. The longest lived patent rights licensed to us under the agreement are currently expected to expire in 2016.

Institut Pasteur

In September 2011, we entered into a license with Institut Pasteur for certain patents relating to the use of DNA sequences, lentiviral vectors and recombinant cells in the field of ex vivo gene therapy in a range of indications. This agreement was amended twice in 2012 and a third time in 2013. The Institut Pasteur licensed patent portfolio includes at least 23 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have a statutory expiration date in 2019 and 2020. The license is exclusive for products containing human (HIV-1 and HIV-2) lentiviral vector and non-exclusive for products containing non-human lentiviral vector. Institut Pasteur retains the right, on behalf of itself, its licensees and research partners, to conduct research using the licensed intellectual property.

We have the right to grant sublicenses outright to third parties under the agreement. If we receive any income (cash or non-cash) in connection with such sublicenses for products targeting indications other than ALD (including CCALD and AMN), or beta-hemoglobinopathies (including beta-thalassemia, and sickle cell disease), we must pay Institut Pasteur a percentage of such income varying from low single digits to lower to mid double digits depending on the nature of the sublicense.

Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our Lenti-D and LentiGlobin product candidates, we will be obligated to pay Institut Pasteur a percentage of net sales as a royalty. This royalty varies depending on the indication of the product but in any event is in the low single digits. In addition, starting in 2016 we must make under this agreement an annual maintenance payment which is creditable against royalty payments on a year-by-year basis. If the combined royalties we would be required to pay to Institut Pasteur and third parties is higher than a pre-specified percentage, we may ask Institut Pasteur to re-negotiate our royalty rates under this relationship.

We are required to use all reasonable commercial efforts (as compared to a company of similar size and scope) to develop and commercialize one or more products in the license field and to obtain any necessary governmental approvals in respect of, and market the products in license field, if any. Additionally, we have assumed certain development and regulatory milestone obligations. We must report on our progress towards achieving these milestones on an annual basis. We may unilaterally terminate the license agreement at any time by sending Institut Pasteur 90 day prior written notice. Either party may terminate the license in the event of the other party’s substantial breach which remains uncured after 60 days of receiving written notice of such breach. Institut Pasteur may also terminate the agreement in the event bankruptcy proceedings are opened against us and not dismissed within 60 days.

Absent early termination, the agreement will automatically terminate upon the expiration of the last licensed patents. In the event the agreement is terminated, while the license grant would cease, we would retain the right to manufacture, import, use and sell licensed products for a certain period of time post-termination. In addition, our ownership stake in certain jointly made improvements covered by the licensed patents would survive termination of the agreement. The longest lived patent rights licensed to us under the agreement are currently expected to expire in 2023.

Stanford University

In July 2002, we entered into a non-exclusive license agreement with the Board of Trustees of the Leland Stanford Junior University, referred to herein as Stanford, which we amended and restated in April 2012. Under this agreement, we are granted a license to use the HEK293T cell line for any commercial or non-commercial use for research, non-clinical and clinical development purpose and human and animal gene therapy products.

We have the right to grant sublicenses outright to third parties under the agreement. For each such sublicense we grant, we must pay Stanford a fee (unless the sublicense is to a collaborating partner, contract manufacturer or contract research organization).

Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our Lenti-D product candidate, we will be obligated to pay Stanford a percentage of net sales as a royalty. This royalty varies with net sales but in any event is in the low single digits and is reduced for each third-party license that requires payments by us with respect to a licensed product, provided that the royalty to Stanford is not less than a specified percentage which is less than one percent. Since April 2013, we have been paying Stanford an annual maintenance fee, which will be creditable against our royalty payments.

We may unilaterally terminate the agreement by giving Stanford 30 days’ written notice. Stanford may also terminate the license agreement if after 30 days of providing notice we are delinquent on any report or payment, are not using commercially reasonable efforts to develop, manufacture and/or commercialize one or more licensed products, are in material breach of any provision or provide any false report. Termination of this agreement may require us to utilize different cell types for vector manufacturing, which could lead to delays.

Absent early termination, the license will expire in April 2037. We may elect to extend the term for an additional 25 years so long as we have a commercial product on the market at that time and we are in material compliance with the license agreement.

Massachusetts Institute of Technology

In December 1996, we entered into an exclusive license with the Massachusetts Institute of Technology, referred to herein as MIT, for use of certain patents in any field. This license agreement was amended in December 2003, May 2004 and June 2011. The licensed patent portfolio includes at least 26 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have a statutory expiration date in 2023. This license also has been amended to include a case jointly owned by MIT and us wherein we received the exclusive license to MIT’s rights in this case. MIT retains the right to practice the intellectual property licensed under the agreement for noncommercial research purposes.

We have the right to grant sublicenses outright to third parties under the agreement. In the event we sublicense the patent rights, we must pay MIT a percentage of all payments we receive from by the sublicensee. This percentage varies from mid-single digits to low double digits.

Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our LentiGlobin product candidate, we will be obligated to pay MIT a percentage of net sales by us or our sublicensees as a royalty. This royalty is in the low single digits and is reduced for royalties payable to third parties, provided that the royalty to MIT is not less than a specified percentage that is less than one-percent. In addition, we make under this agreement an annual maintenance payment which may be credited against the royalty payments.

We are required to use diligent efforts to market licensed products and to continue active, diligent development and marketing efforts for licensed products during the term of the agreement. We have assumed certain milestones with respect to raising capital investment and regulatory progress. We must report on our progress on achieving these milestones on an annual basis.

We may unilaterally terminate the license agreement upon six months’ notice to MIT. MIT may terminate the agreement if we cease to carry on our business, or in the event of our material breach which remains uncured after 90 days of receiving written notice of such breach (30 days in the case of nonpayment). In the event the agreement is terminated, while the license grant would cease, we would retain a right to complete manufacture of any licensed products in process and sell then-existing inventory. In addition, MIT would grant our sublicensees a direct license following such termination. With respect to jointly owned intellectual property, any termination would allow MIT to grant licenses to any third party to such intellectual property, without our approval, unless a sublicensee was already in place, in which case, MIT would grant our sublicensees a direct license.

Research Development Foundation

In December 2011, we entered into an exclusive license with RDF to use certain patents that involve lentiviral vectors. The RDF licensed patent portfolio includes at least 14 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date of 2021 or 2022. RDF retains the right, on behalf of itself and other nonprofit academic research institutions, to practice and use the licensed patents for any academic, non-clinical research and educational purposes. We have the right to grant sublicenses outright to third parties under the agreement.

Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include both our Lenti-D and LentiGlobin product candidates, we are obligated to pay RDF a percentage of net sales as a royalty. This royalty is in the low single digits and is reduced by half if during the following ten years from the first marketing approval the last valid claim within the licensed patent that covers the licensed product expires or ends.

We are required to use commercially reasonable and diligent efforts for a company of our size and resources to develop or commercialize one or more licensed products, including our first licensed product by 2016 and a second licensed product by 2018. These diligence efforts include minimum annual royalty payments to RDF, which are creditable against earned royalties otherwise due to RDF, and payments upon regulatory milestones.

RDF may terminate the agreement in the event of our material breach which remains uncured after 90 days of receiving written notice of such breach (30 days in the case of nonpayment) or in the event we become bankrupt, our business or assets or property are placed in the hands of a receiver, assignee or trustee, we institute or suffer to be instituted any procedure in bankruptcy court for reorganization or rearrangement of our financial affairs, make a general assignment for the benefit of creditors, or if we or an affiliate or a sublicensee institutes any procedure challenging the validity or patentability of any patent or patent application within the licensed patents, the agreement will immediately terminate.

Absent early termination, the agreement will continue until its expiration upon the later of there being no more valid claims within the licensed patents or the expiration of our royalty obligations on licensed products that are subject to an earned royalty, if such earned royalty is based on the minimum 10-year royalty period described above. In the event the agreement is terminated, while the license grant would cease, RDF will grant our sublicensees a direct license. The longest lived patent rights licensed to us under the agreement are in one U.S. patent currently expected to expire in 2025.

Competition

The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. While we believe that our proprietary asset estate and scientific expertise in the gene therapy field provide us with competitive advantages, we face potential competition from many different sources, including larger and better-funded pharmaceutical companies. Not only must we compete with other companies that are focused on gene therapy products but any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our Lenti-D and LentiGlobin product candidates, if approved. These efforts include the following:

•	CCALD: The current standard of care for the treatment of CCALD is allogeneic HSCT. We understand that various academic centers around the world are seeking to develop improvements to allogeneic HSCT. In addition, some physicians recommend glyceryl trierucate—better known as Lorenzo’s Oil—to patients diagnosed with ALD or AMN. However, Lorenzo’s Oil has not been clinically proven to address the cerebral symptoms of ALD, and has not been approved by any major regulatory agency as a prescription drug. There are efforts underway to obtain FDA approval for Lorenzo’s Oil as a prescription drug. We are also aware of some early-stage, preclinical efforts in academic centers to investigate the use of anti-oxidants for patients with AMN.

•

ß-thalassemia: The current standard of care for the treatment of ß-thalassemia in the developed world is chronic blood transfusions to address the patient’s anemia. In addition, such patients often receive iron chelation therapy to help manage the iron overload associated with their chronic blood transfusions. We understand that established biopharmaceutical companies, such as Novartis AG and ApoPharma Inc., who provide the leading iron chelation therapy, are seeking to develop improvements to their product profile and accessibility. In addition, some patients with ß-thalassemia receive HCST treatment, particularly if a sufficiently well-matched source of donor cells is identified. We understand that various academic centers around the world are seeking to develop improvements to allogeneic HSCT. A number of different approaches are under investigation to improve treatment options, including iron modulating agents and fetal hemoglobin regulators. There are also several different groups developing gene therapy approaches for ß-thalassemia. Some of these groups use a similar ex vivo autologous approach, but make use of different vectors and different cell processing techniques. These include: Memorial Sloan Kettering, which received approval for its IND in 2012, and is actively recruiting for a Phase I/II gene therapy study; GlaxoSmithKline Plc, which has entered into an agreement with the San Raffaele Telethon Institute for Gene Therapy to advance several gene therapy programs, including one for ß-thalassemia, although to our knowledge no clinical studies have been initiated; and Sangamo BioSciences Inc., through its partnership with Biogen Idec, which has announced plans to investigate the use of zinc finger nuclease-mediated gene-correction techniques in hemoglobinopathies including ß-thalassemia, although to our knowledge no clinical studies have been initiated.

•	Sickle cell disease: The current standard of care for the treatment of SCD in the developed world is chronic blood transfusions or hydroxyurea (a generic drug). In addition, such patients often receive iron chelation therapy to help manage the iron overload associated with chronic blood transfusions. We are aware of ongoing studies that continue to evaluate the efficacy and safety of hydroxyurea in various populations, and it can be assumed that the data from these studies will influence future utilization of this therapeutic modality. In addition, some patients with SCD receive allogeneic HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. We understand that various academic centers around the world are seeking to develop improvements to allogeneic HSCT. There is also considerable interest from academic centers and biopharmaceutical companies to develop new therapies for SCD. A number of different approaches are under investigation, targeting the various aspects of SCD pathophysiology, including: fetal hemoglobin regulators, including HQK-1001 in Phase II studies supported by HemaQuest Pharmaceuticals Inc., and Vorinostat in Phase II studies supported by Merck & Co.; and pan-selectin inhibitors, including GMI-1070 in Phase II studies supported by GlycoMimetics Inc. (in 2011, Pfizer Inc. and GlycoMimetics Inc. entered a global collaboration to advance this compound). There are also several different groups developing gene therapy approaches for SCD. Some of these groups use a similar ex vivo autologous approach, but make use of different vectors and different cell processing techniques. These include: UCLA, which has received funding from the California Institute of Regenerative Medicine to pursue a Phase I/II gene therapy study for SCD, although to our knowledge no clinical studies have been initiated and Sangamo BioSciences Inc., through its partnership with Biogen Idec, which has announced plans to investigate the use of zinc finger nuclease-mediated gene-correction techniques in hemoglobinopathies including SCD, although to our knowledge no clinical studies have been initiated.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance. Our competitors’ treatments may be more effective, or more effectively marketed and sold, than any treatment we may commercialize and may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our treatments.

Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. We expect any treatments that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

Government regulation

Biological products, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. FDA approval must be obtained before clinical testing of biological products, and each clinical study protocol for a gene therapy product is reviewed by the FDA and, in some instances, the NIH, through its RAC. FDA approval also must be obtained before marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

Within the FDA, the CBER regulates gene therapy products. The CBER works closely with the NIH and its RAC, which makes recommendations to the NIH on gene therapy issues and engages in a public discussion of scientific, safety, ethical and societal issues related to proposed and ongoing gene therapy protocols. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs.

Ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

U.S. biological products development process

The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•	completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an application for an IND, which must become effective before human clinical studies may begin;

•	performance of adequate and well-controlled human clinical studies according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

•	submission to the FDA of a Biologics License Application, or BLA, for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical studies;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with GMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products;

•	potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA; and

•	FDA review and approval, or licensure, of the BLA.

Before testing any biological product candidate, including a gene therapy product, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs.

Where a gene therapy study is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documentation is submitted to and the study is registered with the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, however many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH is responsible for convening the RAC, a federal advisory committee, that discusses protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA web site and may be accessed by the public.

The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. With gene therapy protocols, if the FDA allows the IND to proceed, but the RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical studies due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.

Clinical studies involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical study subject or his or her legal representative and must monitor the clinical study until completed. Clinical studies also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•	Phase I. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•	Phase II. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•	Phase III. Clinical studies are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical studies, sometimes referred to as Phase IV clinical studies, may be conducted after initial marketing approval. These clinical studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire, of study subjects.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual progress reports detailing the results of the clinical studies must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase I, Phase II and Phase III clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Human gene therapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the study period, the number of patients the FDA will require to be enrolled in the studies in order to establish the safety, efficacy, purity and potency of human gene therapy products, or that the data generated in these studies will be acceptable to the FDA to support marketing approval. The NIH and the FDA have a publicly accessible database, the Genetic Modification Clinical Research Information System which includes information on gene transfer studies and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these studies.

Concurrent with clinical studies, companies usually complete additional animal studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with GMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. review and approval processes

After the completion of clinical studies of a biological product, FDA approval of a BLA, must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective through September 30, 2014, the user fee for an application requiring clinical data, such as a BLA, is $2,169,100. PDUFA also imposes an annual product fee for biologics ($104,060) and an annual establishment fee ($554,600) on facilities used to manufacture prescription biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with GMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical studies were conducted in compliance with IND study requirements and GCP requirements. To assure GMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical studies, sometimes referred to as Phase IV clinical studies, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

One of the performance goals agreed to by the FDA under the PDUFA is to review 90% of standard BLAs in 10 months and 90% of priority BLAs in six months, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting an NDA or BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity. Orphan drug status in the European Union has similar, but not identical, benefits.

Expedited development and review programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Under the Breakthrough Therapy program, products intended to treat a serious or life-threatening disease or condition may be eligible for the benefits of the Fast Track program when preliminary clinical evidence demonstrates that such product may have substantial improvement on one or more clinically significant endpoints over existing therapies. Additionally, FDA will seek to ensure the sponsor of a breakthrough therapy product receives timely advice and interactive communications to help the sponsor design and conduct a development program as efficiently as possible. Any product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

Post-approval requirements

Maintaining substantial compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to GMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. FDA sanctions could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with doctors, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval.

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant BLA.

A biological product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biologic is granted twelve years of exclusivity from the time of first licensure of the reference product. On April 10, 2013, President Obama released his proposed budget for fiscal year 2014 and proposed to cut this twelve-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity for brand biologics due to minor changes in product formulations, a practice often referred to as “evergreening.” The first biologic product submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against other biologics submitting under the abbreviated approval pathway for the lesser of (i) one year after the first commercial marketing, (ii) 18 months after approval if there is no legal challenge, (iii) 18 months after the resolution in the applicant’s favor of a lawsuit challenging the biologics’ patents if an application has been submitted, or (iv) 42 months after the application has been approved if a lawsuit is ongoing within the 42-month period.

Additional regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and

the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

U.S. Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act, to which we are subject, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

Government regulation outside of the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the European Union, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed.

The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational biological product under European Union regulatory systems, we must submit a marketing authorization application. The application used to file the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements. The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving marketing authorization, new chemical entities generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic application. During the additional two-year period of market exclusivity, a generic marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity. Products receiving orphan designation in the European Union can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:

•	The second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;

•	The applicant consents to a second orphan medicinal product application; or

•	The applicant cannot supply enough orphan medicinal product.

For other countries outside of the European Union, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Facilities

Our corporate headquarters are located in Cambridge, Massachusetts. On June 3, 2013, we entered into a lease for our new corporate headquarters, which encompasses approximately 43,600 square feet of office, research and development and laboratory space, located at 150 Second Street, Cambridge, Massachusetts. In December 2013, the construction was completed and we moved into the facility.

As a result of our decision to relocate our corporate headquarters, we vacated our old facility in the first quarter of 2014, prior to the expiration of our lease of 840 Memorial Drive, Cambridge, Massachusetts.

Employees

As of December 31, 2013, we had 87 full-time employees, 26 of whom have Ph.D. or M.D. degrees. Of these full-time employees, 66 employees are engaged in research and development activities and 21 employees are engaged in finance, legal, human resources, facilities and general management. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in April 1992 under the name Genetix Pharmaceuticals, Inc., and subsequently changed our name to bluebird bio, Inc. in September 2010. We completed our initial public offering of our common stock in June 2013. Our mailing address and executive offices are located at 150 Second Street, Cambridge, Massachusetts and our telephone number at that address is (339) 499-9300. We maintain an Internet website at the following address: www.bluebirdbio.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Item 1A. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following information about these risks, together with the other information appearing elsewhere in this Annual Report on Form 10-K, including our financial statements and related notes hereto, before deciding to invest in our common stock. The occurrence of any of the following risks could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks related to our financial condition and capital requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $25.3 million and $23.7 million for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013, we had an accumulated deficit of $98.7 million.

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

As of December 31, 2013, our cash and cash equivalents were $206.3 million. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations through at least the end of 2015. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

Our current product candidates are being developed to treat rare conditions. We plan to seek initial marketing approval in the United States and the European Union. We may not be able to initiate or continue clinical studies if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by the FDA or the EMA or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical study in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

We have not completed any clinical studies of our current viral vectors or product candidates derived from these viral vectors. Success in early clinical studies may not be indicative of results obtained in later studies.

Our current viral vectors and our product candidates have only just initiated evaluation in human clinical studies, and we may experience unexpected results in the future. Earlier gene therapy clinical studies, which we believe serve as proof-of-concept for our product candidates, utilized lentiviral vectors similar to ours. However, these studies should not be relied upon as evidence that our future clinical studies will succeed. Study designs and results from previous studies are not necessarily predictive of our future clinical study designs or results, and initial results may not be confirmed upon full analysis of the complete study data. Our drug product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies.

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

The results from our Starbeam Study (formerly referred to as ALD-102) may not be sufficiently robust to support the submission of marketing approval for our Lenti-D product candidate. Before we submit Lenti-D for marketing approval, the FDA and the EMA may require us to enroll additional subjects, conduct additional clinical studies, or evaluate subjects for an additional follow-up period.

The FDA has advised us that our Starbeam Study (formerly referred to as ALD-102), which is a single-arm, open-label study to evaluate the safety and efficacy of our Lenti-D product candidate to halt the progression of CCALD, may not be deemed to be a pivotal study or may not provide sufficient support for a Biologics License Application, or BLA, submission. The FDA normally requires two pivotal clinical studies to approve a drug or biologic product, and thus the FDA may require that we conduct additional clinical studies of Lenti-D prior to a BLA submission. The FDA typically does not consider a single clinical study to be adequate to serve as a pivotal study unless it is, among other things, well-controlled and demonstrates a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with potentially serious outcome, and a confirmatory study would be practically or ethically impossible. Due to the nature of CCALD and the limited number of patients with this condition, a placebo-controlled and blinded study is not practicable for ethical and other reasons. However, it is still possible that, even if we achieve favorable results in the Starbeam Study, the FDA may require us to enroll additional subjects or conduct additional clinical studies, possibly involving a larger sample size or a different clinical study design, particularly if the FDA does not find the results from the Starbeam Study to be sufficiently persuasive to support a BLA submission. The FDA may also require that we conduct a longer follow-up period of subjects treated with our Lenti-D product candidate prior to accepting our BLA submission.

In addition, the Starbeam Study was not designed to achieve a statistically significant efficacy determination. Rather, we expect that safety and efficacy will be evaluated in light of the data collected in our retrospective data collection study, the ALD-101 Study. However, due to the nature of this retrospective data collection study, and the limited number of patients with this condition, the FDA has advised us that the ALD-101 Study is not sufficiently robust to serve as a conventional historical control group and as a basis of comparison against the results of the Starbeam Study. Thus, we expect that the FDA will assess the totality of the safety and efficacy data from our Starbeam Study in reviewing any future BLA submission for our Lenti-D product candidate. Based on this assessment, the FDA may require that we conduct additional preclinical or clinical studies prior to submitting or approving a BLA for this indication.

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

Risks related to our reliance on third parties

We expect to rely on third parties to conduct some or all aspects of our vector production, drug product manufacturing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We do not expect to independently conduct all aspects of our vector production, product manufacturing, protocol development, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to these items. In some cases these third parties are academic, research or similar institutions that may not apply the same quality control protocols utilized in certain commercial settings.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities;

•	the risk that these activities are not conducted in accordance with our study plans and protocols;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and

•	disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.

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

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. The number of manufacturers with the necessary manufacturing capabilities is limited. In addition, an alternative manufacturer would need to be qualified through a BLA supplement which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

We are engaged in gene therapy, which is a rapidly changing field. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we expect to compete with include GlaxoSmithKline plc, Sangamo BioSciences Inc. through their partnership with Biogen Idec, HemaQuest Pharmaceuticals, Inc., Merck & Co., Inc., Novartis AG, GlycoMimetics Inc., Kite Pharma, and Juno Therapeutics. In addition, many universities and private and public research institutes are active in our target disease areas.

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

As of December 31, 2013, we had 87 full-time employees. As we mature and undertake the activities required under our collaboration with Celgene, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. For example, in the past there have been errors in the preparation of our financial statements and there can be no assurance that other errors will not occur in the future as we grow. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and The Nasdaq Global Select Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits us, as a smaller “emerging growth company,” to implement many of these requirements over a longer period and up to five years from the pricing date of our initial public offering, which was June 18, 2013. We are taking advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

Companies trading in the stock market in general, and The Nasdaq Global Select Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

Our executive officers, directors, and their affiliates beneficially own approximately 32% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Pursuant to our 2013 Stock Option and Incentive Plan, or the 2013 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2013 Plan automatically increases each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2013 Plan each year. If our board of directors or compensation committee elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts. Our current leased facility encompasses approximately 43,600 square feet of office, research and development and laboratory space, located at 150 Second Street, Cambridge, Massachusetts. The nine-year lease commenced on January 1, 2014. We have the option to extend this lease by an additional five years. We also lease our former corporate headquarters in Cambridge, Massachusetts, which expires on March 31, 2015. We believe that our existing facilities are adequate for our current needs. As additional space is needed in the future, we believe that suitable space will be available in the required locations on commercially reasonable terms.

Item 3. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2013, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “BLUE” since our initial public offering on June 19, 2013. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

	High	Low
Second Quarter 2013 (beginning June 19, 2013)	$26.91	$24.97
Third Quarter 2013	$35.00	$24.43
Fourth Quarter 2013	$27.11	$17.53

On February 24, 2014, the last reported sale price for our common stock on the Nasdaq Global Select Market was $24.25 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 19, 2013 (the date of our initial public offering) and December 31, 2013, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 19, 2013 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 19, 2013 of $26.91 per share as the initial value of our common stock and not the initial offering price to the public of $17.00 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from the Nasdaq Stock Market LLC, a financial data provider and a source believed to be reliable. The Nasdaq Stock Market LLC is not responsible for any errors or omissions in such information.

*	$100 invested on June 19, 2013 in stock or index

Holders

As of February 24, 2014, there were approximately 21 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Use of Proceeds from Public Offering of Common Stock

On June 24, 2013, we closed the sale of 6,832,352 shares of common stock to the public (inclusive of 891,176 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters) at a price of $17.00 per share. The offer and sale of the shares in the IPO was registered under the

Securities Act pursuant to registration statements on Form S-1 (File No. 333-188605), which was filed with the SEC, on May 14, 2013 and amended subsequently and declared effective on June 18, 2013, and Form S-1MEF (File No. 333-189430), which was filed with the SEC on June 18, 2013 and declared effective on June 18, 2013. J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as managing underwriters of the offering.

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

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the year ended December 31, 2013.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 from our consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue:
Collaboration revenue	$19,792	$—	$—
Research and license fees	389	340	640
Grant revenue	—	—	242

Total revenue	20,181	340	882

Expenses:
Research and development	31,002	17,210	11,409
General and administrative	14,126	6,846	4,615

Total operating expenses	45,128	24,056	16,024

Loss from operations	(24,947)	(23,716)	(15,142)
Other income (expense), net	(374)	46	(456)

Net loss	$(25,321)	$(23,670)	$(15,598)

Net loss per share applicable to common stockholders-basic and diluted	$(2.02)	$(13.79)	$(171.59)

Weighted-average number of common shares used in net loss per share applicable to common stockholders-basic and diluted	12,555	262	120

	As of December 31,
	2013	2012	2011
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$206,279	$67,011	$25,604
Working capital	177,113	63,156	27,087
Total assets	224,390	69,322	30,918
Preferred stock	—	122,177	82,403
Common stock and additional paid-in capital	250,342	15,270	7,734
Total stockholders’ equity (deficit)	151,667	(55,747)	(55,707)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Annual Report on Form 10-K, words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Annual Report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Annual Report on Form 10-K, including those risks identified under Item 1A. Risk Factors.

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

Overview

We are a clinical-stage biotechnology company focused on transforming the lives of patients with severe genetic and orphan diseases using gene therapy. We believe that gene therapy has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering solutions that only address their symptoms. We and our scientific collaborators have generated what we believe is human proof-of-concept data for our gene therapy platform in two underserved diseases, each of which has been granted orphan drug status by U.S. and European regulatory authorities. We are conducting a Phase II/III clinical study of our most advanced product candidate, Lenti-D, to evaluate its safety and efficacy in subjects with childhood cerebral adrenoleukodystrophy, or CCALD, a rare, hereditary neurological disorder affecting young boys that is often fatal. We also are conducting Phase I/II clinical studies in both the United States and Europe of our next most advanced product candidate, LentiGlobin, to evaluate its safety and efficacy in subjects with ß-thalassemia major and, in the European clinical study, sickle cell disease, or SCD, which are hereditary blood disorders that often lead to severe anemia and shortened lifespans.

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

In March 2013, we entered into a strategic collaboration with Celgene Corporation, or Celgene, to discover, develop and commercialize novel, disease-altering gene therapies in oncology. This collaboration has an initial term of three years, and Celgene has made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. During the year ended December 31, 2013, we recognized $19.8 million of revenue associated with our collaboration with Celgene related to the research and development services performed.

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

We have never been profitable and have incurred net losses in each year since inception. Our net loss was $25.3 million for the year ended December 31, 2013, and our accumulated deficit was $98.7 million as of December 31, 2013. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•	conduct clinical studies for our Lenti-D and LentiGlobin product candidates;

•	continue our research and development efforts;

•	increase research and development related activities for the discovery and development of oncology product candidates in connection with our strategic collaboration with Celgene;

•	manufacture clinical study materials and develop large-scale manufacturing capabilities;

•	seek regulatory approval for our product candidates;

•	add personnel to support our product development and commercialization efforts; and

•	operate as a public company.

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

From inception through December 31, 2013, we have incurred $95.5 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our Lenti-D and LentiGlobin product candidates and conduct research and development activities under our strategic collaboration with Celgene. Our research and development activities include the following:

•	We are conducting a Phase II/III clinical study to examine the feasibility, safety and efficacy of our Lenti-D product candidate in the treatment of CCALD. In October 2013, we announced that the first subject had been treated in this study.

•	We are conducting a Phase I/II clinical study in France to study the feasibility, safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with ß-thalassemia major and severe SCD. In December 2013, we announced that the first subject had been treated in this study.

•	We are conducting a Phase I/II clinical study in the United States to study the feasibility, safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with ß-thalassemia major.

•	We will continue to manufacture clinical study materials in support of our clinical studies.

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

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Lenti-D	$4,396	$3,966	$2,900
LentiGlobin	8,490	5,259	1,416
Pre-clinical programs	783	—	—

Total direct research and development expenses	13,669	9,225	4,316
Employee- and contractor-related expenses	12,961	6,150	5,090
Platform-related lab expenses	1,067	727	717
Facility expenses	2,288	709	619
Other expenses	1,017	399	667

Personnel and other expenses	17,333	7,985	7,093

Total research and development expenses	$31,002	$17,210	$11,409

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

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this annual report, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition

We have primarily generated revenue through collaboration arrangements, research arrangements and license arrangements with strategic partners and nonprofit organizations for the development and commercialization of product candidates. Additionally, we have generated revenue from research and development grant programs.

We recognize revenue in accordance with ASC 605. Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or services have been rendered

•	The seller’s price to the buyer is fixed or determinable

•	Collectability is reasonably assured

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, current portion. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Collaboration revenue

As of December 31, 2013, our collaboration revenue was generated exclusively from our collaboration arrangement with Celgene. The terms of this arrangement contains multiple deliverables, which include at inception: (i) discovery, research and development services, (ii) participation on the joint steering committee and (iii) participation on the patent committee. The collaboration arrangement also provides Celgene with the option to obtain a license to any product candidates resulting from the collaboration. Moreover, Celgene has the option to extend the term of the collaboration arrangement, first for a period of two years and then for an additional period of one year. Additionally, we have the sole right to manufacture or have manufactured supplies of vectors and associated payloads manufactured for incorporation into the associated product candidate in the event a product candidate is licensed. Non-refundable payments to us under this arrangement may include: (i) up-front research fees, (ii) product candidate license fees, (iii) extension term research fees, (iv) payments for the manufacture and supply of vectors and payloads, (v) payments based on the achievement of certain milestones and (vi) royalties on product sales. Additionally, we may elect to share in the costs incurred from the development, commercialization and manufacture of product candidates licensed by our collaborators and earn our share of the net profits or bear our share of the net losses generated from the sale of product candidates licensed by our collaborators.

We analyze multiple-element arrangements based on the guidance in FASB ASC Topic 605-25, Revenue Recognition-Multiple-Element Arrangements, or ASC 605-25. Pursuant to the guidance in ASC 605-25, we evaluate multiple-element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s). The collaboration arrangement does not contain a general right of return relative to the delivered item(s).

Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. Then, the applicable revenue recognition criteria in ASC 605 are applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition. We determine the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, we determine the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price if VSOE is not available, or best estimate of selling price, or BESP, if neither VSOE nor TPE is available. We typically use BESP to estimate the selling price, since we generally do not have VSOE or TPE of selling price for our units of accounting. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

Options are considered substantive if, at the inception of the arrangement, we are at risk as to whether the collaboration partner will choose to exercise the option. Factors that we consider in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. For arrangements under which an option is considered substantive, we do not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable arrangement consideration, assuming the option is not priced at a significant and incremental discount. Conversely, for arrangements under which an option is not considered substantive or if an option is priced at a significant and incremental discount, we would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration. All of the options included in our collaboration arrangement have been determined to be substantive, and none of the options are priced at a significant and incremental discount.

We recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. We will recognize as revenue arrangement consideration attributed to licenses that have standalone value from the other deliverables to be provided in an arrangement upon delivery. We will recognize as revenue arrangement consideration attributed to licenses that do not have standalone value from the other deliverables to be provided in an arrangement over our estimated performance period as the arrangement would be accounted for as a single unit of accounting.

We recognize revenue from the Celgene arrangement associated with discovery, research and development services, joint steering committee services and patent committee services ratably over the associated period of performance. If there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, then we recognize revenue under the arrangement on a straight-line basis over the period we are expect to complete our performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then we recognize revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method or proportional performance method, as applicable, as of the period ending date.

At the inception of an arrangement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. We have concluded that all of the clinical and regulatory milestones pursuant to its collaboration arrangement are substantive. Accordingly, in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method, revenue from clinical and regulatory milestone payments will be recognized in its entirety upon successful accomplishment of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive would be recognized as revenue over the remaining period of performance, assuming all other revenue recognition criteria are met. Revenue from commercial milestone payments will be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

We will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and we have no remaining performance obligations, assuming all other revenue recognition criteria are met.

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with clinical studies;

•	investigative sites in connection with clinical studies;

•	vendors in connection with preclinical development activities; and

•	vendors related to product manufacturing, development and distribution of clinical supplies.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical study milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differs from the actual status and timing of services performed we may report amounts that are too high or too low in any particular period. To date, there has been no material differences from our estimates to the amount actually incurred.

Stock-based compensation

Stock-based awards

We issue stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock. We account for our stock-based awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. We account for stock-based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of the award to be remeasured at fair value as the award vests.

Our stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to non-employees with service-based vesting conditions is recognized on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. Compensation expense related to awards to non-employees with performance-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

Described below is the methodology we have utilized in measuring stock-based compensation expense. Following the consummation of our initial public offering, stock option and restricted stock values have been determined based on the quoted market price of our common stock.

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (i) the expected volatility of our stock, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of a public market for the trading of our common stock and a lack of company specific historical and implied volatility data, we based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we select companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option were based on the U.S. Treasury yield curve in effect during the period the options were granted.

We are also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.

We have computed the fair value of employee and director stock options at date of grant using the following weighted-average assumptions:

	Year ended December 31,
	2013	2012	2011
Expected volatility	82.0%	79.6%	83.0%
Expected term (in years)	6.1	6.1	6.1
Risk-free interest rate	1.1%	1.0%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average exercise price per share	$8.59	$2.20	$2.09

Stock-based compensation totaled approximately $6.5 million for the year ended December 31, 2013 and $0.8 million for the year ended December 31, 2012. As of December 31, 2013, we had $10.5 million of total unrecognized compensation expense, net of related forfeiture estimates, which is expected to be recognized over a weighted-average remaining vesting period of approximately 3.3 years. We expect the impact of our stock-based compensation expense for stock options and restricted stock granted to employees and non-employees to grow in future periods due to the potential increases in the value of our common stock and headcount.

Fair value of stock options

Prior to our IPO, the estimated fair value of our common stock was determined contemporaneously by our board of directors based on valuation estimates provided by management and prepared in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or AICPA Practice Aid, as well as independent third-party valuations. Our contemporaneous valuations of our common stock were based on a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector and the prices at which we sold shares of preferred stock, the superior rights and preferences of securities senior to our common stock at the time of each grant and the likelihood of achieving a liquidity event such as an IPO. Consequently, after the IPO the fair value of the shares of common stock underlying the stock options is the closing price on the option grant date.

Recently adopted accounting pronouncements

In February 2013, the FASB issued guidance to provide information about the amounts reclassified out of accumulated other comprehensive income, or AOCI, by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. On January 1, 2013, we adopted this standard, which had no impact on our financial position or results of operations.

Results of Operations

Comparison of the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012	Changes
	(in thousands)
Revenue:
Collaboration revenue	$19,792	$—	$19,792
Research and license fees	389	340	49

Total revenue	20,181	340	19,841
Operating expenses:
Research and development	31,002	17,210	13,792
General and administrative	14,126	6,846	7,280

Total operating expenses	45,128	24,056	21,072

Loss from operations	(24,947)	(23,716)	1,231
Other income (expense), net	(374)	46	420

Net loss	$(25,321)	$(23,670)	$1,651

Revenue. Total revenue was $20.2 million for the year ended December 31, 2013, compared to $0.3 million for the year ended December 31, 2012. The increase of $19.8 million was primarily due to the Celgene collaboration. In the year ended December 31, 2013, we recorded $19.8 million of the up-front payment related to research and development services from the Celgene collaboration, which was entered into in March 2013 and is expected to be recognized on a straight-line basis through March 2016, and $0.4 million of research and license fees.

Research and development expenses. Research and development expenses were $31.0 million for the year ended December 31, 2013, compared to $17.2 million for the year ended December 31, 2012. The increase of $13.8 million was primarily due to the increase in headcount and clinical trial related expenses to support the advancement of our programs, including the new Celgene collaboration, and included the following increases in expenses:

•	Direct research and development expenses:

•	$0.7 million of materials production costs in preparation for and upon initiation of the Starbeam (formerly referred to as ALD-102), Northstar (formerly referred to as HGB-204) and HGB-205 clinical studies.

•	$2.1 million of clinical trial related costs related to initiation of clinical studies in 2013.

•	$0.5 million of costs for clinical and regulatory consultants to support regulatory filing and other clinical start-up activities.

•	$1.6 million of platform and direct project lab supplies related to increased headcount and scale up process development activities.

•	Personnel and other expenses:

•	$6.8 million of employee compensation and benefits to support increased development activities related to the three clinical studies initiated and in support of preclinical programs in 2013. The increased headcount resulted in an incremental $0.2 million of recruiting and $0.4 million of travel expense.

•	$1.6 million in facility-related expenses to accommodate increased lab headcount.

•	$0.3 million in accelerated depreciation due to the shortened expected useful life of assets relating to our former corporate headquarters.

General and administrative expenses. General and administrative expenses were $14.1 million for the year ended December 31, 2013, compared to $6.8 million for the year ended December 31, 2012. The increase of $7.3 million was primarily due to the following increases in expenses: $4.3 million of employee-related costs to support our overall growth; $1.0 million of contractors and consultants expenses and $0.7 million of professional fees to support the requirements of being a public company; $0.5 million in general office expenses as a result of increased headcount; and $0.3 million in accelerated depreciation due to the shortened expected useful life of assets relating to our former corporate headquarters.

Other income (expense), net. Other income (expense), net, was $(0.4) million for the year ended December 31, 2013, compared to $0.05 million for the year ended December 31, 2012. The decrease of $0.4 million was primarily due to the re-measurement of fair value of our convertible preferred stock warrants and foreign currency gain.

Comparison of the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011	Changes
	(in thousands)
Revenue:
Collaboration revenue	$—	$—	$—
Research and license fees	340	640	(300)
Grant revenue	—	242	(242)

Total revenue	340	882	(542)
Operating expenses:
Research and development	17,210	11,409	5,801
General and administrative	6,846	4,615	2,231

Total operating expenses	24,056	16,024	8,032

Loss from operations	(23,716)	(15,142)	(8,574)
Other income (expense), net	46	(456)	502

Net loss	$(23,670)	$(15,598)	$(8,072)

Revenue. We recorded $0.3 million research fee revenue for the year ended December 31, 2012. For the year ended December 31, 2011, we recorded $0.9 million in revenue consisting of $0.3 million research fees, $0.3 million license fees and $0.2 million grant revenue (a tax incentive from the Commonwealth of Massachusetts).

Research and development expenses. Research and development expenses were $17.2 million for the year ended December 31, 2012, compared to $11.4 million for the year ended December 31, 2011, an increase of $5.8 million. The increase was primarily due to:

•	$2.8 million increase for clinical supply manufacturing and drug product process development activities in preparation for the Starbeam, Northstar and HGB-205 clinical studies planned for 2013;

•	$1.1 million increase to employee and contractor-related expenses to support the increased development activities in 2012 in anticipation of the three clinical studies planned for 2013;

•	$0.8 million increase in lab supplies, assay transfer and validation activities to support clinical supply and process development activities;

•	$0.7 million increase in consulting fees to support regulatory filing and other clinical start-up activities; and

•	$0.3 million increase in license and milestone fees paid to third parties.

General and administrative expenses. General and administrative expenses were $6.8 million for the year ended December 31, 2012, compared to $4.6 million for the year ended December 31, 2011. The increase of $2.2 million was due primarily to an increase of $1.4 million in professional fees, $0.6 million in employee and contractor-related expenses to support corporate operational and business development activities and $0.5 million in office and facility expenses, which was partially offset by a decrease in market study-related expenses.

Other income (expense), net. Other income (expense), net, was $0.05 million for the year ended December 31, 2012, compared to $(0.5) million for the year ended December 31, 2011, an increase of approximately $0.5 million. The increase was primarily due to revaluation of the redeemable convertible preferred stock warrants of $0.4 million and $0.1 million of currency losses.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of December 31, 2013, we had an accumulated deficit of $98.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the sale of common stock, preferred stock, convertible notes and warrants to purchase common stock. In March 2013, we entered into a strategic collaboration with Celgene to discover, develop and commercialize novel, disease-altering gene therapies in oncology. This collaboration has an initial term of three years, and Celgene has made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. In June 2013, we completed our IPO, which resulted in aggregate net proceeds to us of $104.9 million. As of December 31, 2013, we had cash and cash equivalents of approximately $206.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in money market mutual funds consisting of U.S. government-backed securities.

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by (used in):
Operating activities	$43,450	$(21,044)	$(12,217)
Investing activities	(9,823)	2,599	(3,964)
Financing activities	105,641	59,852	32,435

Net increase in cash and cash equivalents	$139,268	$41,407	$16,254

Cash Flows from Operating Activities. The net cash provided by operating activities was $43.5 million for the year ended December 31, 2013 and primarily consisted of a net loss of $25.3 million adjusted for non-cash items including stock-based compensation of $6.5 million, depreciation and amortization of $0.9 million, re-measurement of warrants of $0.4 million and a net increase in operating assets and liabilities of $60.9 million. The significant items in the increase in operating assets and liabilities include an increase in deferred revenue of $54.9 million due to the up-front payment related to the Celgene collaboration, an increase in deferred rent of $7.4 million related to leasehold improvements at our new corporate headquarters, and an increase in accounts payable of $2.1 million, slightly offset by an increase in prepaid expenses and other assets of $4.2 million.

The net cash used in operating activities was $21.0 million for the year ended December 31, 2012, and consisted primarily of a net loss of $23.7 million adjusted for non-cash items including stock-based compensation expense of $0.8 million and depreciation of $0.3 million and a net increase in operating assets and liabilities of $1.5 million. The significant items in the change in operating assets and liabilities include an increase in accounts payable of $0.4 million and accrued expenses and other liabilities of $1.4 million and a decrease in prepaid expenses and current assets of $0.1 million, offset by a decrease in deferred revenue of $0.3 million.

The net cash used in operating activities was $12.2 million for the year ended December 31, 2011, and consisted primarily of a net loss of $15.6 million adjusted for non-cash items including stock-based compensation expense of $0.8 million, re-measurement of warrants of $0.4 million, and depreciation of $0.2 million and a net increase in operating assets and liabilities of $1.9 million. The significant items in the change in operating assets and liabilities include increases in accounts payable of $0.9 million, accrued expenses and other liabilities of $0.4 million, and deferred revenues of $1.0 million, slightly offset by a decrease in prepaid expenses and other current assets of $0.3 million.

Cash Flows from Investing Activities. Net cash used in investing activities for the year ended December 31, 2013 was $9.8 million and consisted primarily of purchases of property and equipment of $8.7 million and the new $1.3 million cash-collateralized irrevocable standby letter of credit on the new building lease that we signed in June 2013. The fixed asset purchases primarily consisted of leasehold improvements at our new corporate headquarters and purchases of lab equipment for the additional lab space added during the first quarter of 2013 and lab equipment to support the start-up of the Celgene program. The new $1.3 million letter of credit, naming the landlord as beneficiary, is reduced to $1.0 million, $0.8 million, and $0.6 million upon the rent commencement date and the first and second anniversaries of the rent commencement date, respectively.

Net cash provided by investing activities for the year ended December 31, 2012 was $2.6 million and consisted primarily of proceeds from the sale of marketable securities of $3.5 million slightly offset by purchases of property and equipment of $0.9 million. Net cash used in investing activities for the year ended December 31, 2011, was $4.0 million and was comprised primarily of purchases of marketable securities of $5.3 million, slightly offset by proceeds from the sale of marketable securities of $1.8 million and the purchases of property and equipment of $0.4 million.

Cash Flows from Financing Activities: Net cash provided by financing activities for the year ended December 31, 2013 was $105.6 million and was primarily due to the issuance of 6,832,352 common stock related to our initial public offering that closed on June 24, 2013, for total proceeds of $104.9 million, net of $11.2 million in issuance costs paid, the repayment of the non-recourse note collateralized by restricted stock of $0.3 million, and proceeds from the exercise of common stock options of $0.4 million.

Net cash provided by financing activities for the year ended December 31, 2012 is the result of the sale of 120.4 million shares of our Series D preferred stock for net proceeds of $59.8 million. Net cash provided by financing activities for the year ended December 31, 2011 is the result of the issuance and sale of 39.9 million shares of our Series C preferred stock for net proceeds of $14.9 million, and the issuance and sale of 53.6 million shares of the second tranche of our Series B preferred stock for net proceeds of $17.5 million for aggregate net proceeds of $32.4 million.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future; and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new gene therapy products; and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations. We believe that our existing cash and cash equivalents as of December 31, 2013 will be sufficient to fund our projected operating requirements through at least the end of 2015. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2013.

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations (1)	$25,263	$2,094	$5,454	$5,560	$12,155
License costs (2)	726	81	229	416	—

Total	$25,989	$2,175	$5,683	$5,976	$12,155

(1)	Includes the effect of the rent abatement on our 150 Second Street, Cambridge, Massachusetts lease.
(2)	License costs include annual license maintenance fee payments. We have not included annual license maintenance fees or minimum royalty payments after December 31, 2018, as we cannot estimate if they will occur.

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of an NDA, approval by the FDA or product launch). We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable. These commitments include:

•	Under a license agreement with Inserm-Transfert pursuant to which we license certain patents for use in human adrenoleukodystrophy therapy, we will be required to make payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate payments we may be obligated to pay for each of these milestone categories per product is €0.3, €0.2 and €1.6 million, respectively. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits.

•	Under a license agreement with Institut Pasteur pursuant to which we license certain patents for use in ex vivo gene therapy, we will be required to make payments per product covered by the in-licensed intellectual property upon the achievement of development and regulatory milestones, depending on the indication and the method of treatment. The maximum aggregate payments we may be obligated to pay for each of these milestone categories per product is €1.5 and €2.0 million, respectively. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits, which varies slightly depending on the indication of the product. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income varying from the low single digits to mid-double digits depending on the nature of the sublicense. Starting in 2016, we will be required to make an annual maintenance payment, which is creditable against royalty payments on a year-by-year basis.

•	Under a license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford, pursuant to which we license the HEK293T cell line for use in gene therapy products, we are required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits that varies with net sales. The royalty is reduced for each third-party license that requires payments by us with respect to a licensed product, provided that the royalty to Stanford is not less than a specified percentage that is less than one percent. We are required to pay Stanford an annual maintenance fee based on net sales of licensed products, which is creditable against our royalty payments.

•	Under a license agreement with the Massachusetts Institute of Technology, or MIT, pursuant to which we license various patents, we will be required to make a payment of $0.1 million based upon a regulatory filing milestone. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property by us or our sublicensees. The royalty is in the low single digits and is reduced for royalties payable to third parties, provided that the royalty to MIT is not less than a specified percentage that is less than one percent. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income varying from the mid-single digits to low double digits. We are required to pay MIT an annual maintenance fee based on net sales of licensed products, which is creditable against our royalty payments.

•	Under a license agreement with Research Development Foundation pursuant to which we license patents that involve lentiviral vectors, we will be required to make payments of $1.0 million based upon a regulatory milestone for each product covered by the in-licensed intellectual property. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits, which is reduced by half if during the ten year following first marketing approval the last valid claim within the licensed patent that covers the licensed product expires or ends.

We enter into contracts in the normal course of business with CROs for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

On June 3, 2013, we entered into a new nine-year building lease for approximately 43,600 square feet of space in Cambridge, Massachusetts, commencing on the earlier of the substantial completion of our build-out work or January 1, 2014. The lease has monthly lease payments of $0.2 million for the first 12 months with annual rent escalations thereafter and provides a rent abatement of $0.2 million per month for the first six months. The total operating lease obligation of the noncancellable term of this agreement is $24.2 million. In addition, the lease provides a contribution from the landlord towards the initial build-out of the space of up to $6.5 million. We have the option to extend this lease by an additional five years. In accordance with the lease, we entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1.3 million, naming the landlord as beneficiary. Our current building lease in Cambridge, Massachusetts, expires on March 31, 2015. We relocated to the new space in December 2013 and ceased use of the facility during the first quarter of 2014.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Consulting services provided by Third Rock Ventures, LLC

During the fiscal years ended December 31, 2012 and 2011, we incurred consulting fees to Third Rock Ventures, LLC in the amount of $0.1 and $0.4 million, respectively. Third Rock Ventures, LLC is a management company that is party to a services agreement with Third Rock Ventures, L.P., the beneficial owner of more than five percent of our voting securities. Robert I. Tepper, M.D., one of our directors, is a managing member of TRV GP, LLC, which is the general partner of Third Rock Ventures GP, L.P., the general partner of Third Rock Ventures, L.P. and a managing member of Third Rock Ventures, LLC. These consulting fees were paid to Third Rock Ventures, LLC in consideration of certain strategic and business operations consulting services provided to us during this period by Third Rock Ventures, LLC by individuals other than Dr. Tepper. None of these consulting fees were paid directly or indirectly to Dr. Tepper. The consulting fees paid to Third Rock Ventures, LLC did not exceed five percent of the consolidated gross revenues of Third Rock Ventures, LLC during any of these fiscal years. We are not currently party to a consulting agreement with Third Rock Ventures, LLC and we do not expect to engage Third Rock Ventures, LLC for consulting services on a going forward basis.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2013 and 2012, we had cash and cash equivalents of $206.3 million and $67.0 million, respectively, primarily money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Nick Leschly, President and Chief Executive Officer, Jeffrey Walsh, Chief Operating Officer, Mitchell Finer, Chief Scientific Officer, David Davidson, Chief Medical Officer, and Linda Bain, Vice President, Finance and Business Operations and Treasurer) have entered into trading plans covering periods after the date of this Annual Report on Form 10-K in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form  10-K relates.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

bluebird bio, Inc.

Report of independent registered public accounting firm

The Board of Directors and Stockholders of

bluebird bio, Inc.

We have audited the accompanying consolidated balance sheets of bluebird bio, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of bluebird bio, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 5, 2014

Report of independent registered public accounting firm

The Board of Directors of

bluebird bio, Inc. and Subsidiary

Cambridge, Massachusetts

We have audited the accompanying consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows of bluebird bio, Inc. for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of bluebird bio, Inc. for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Boston, Massachusetts

March 21, 2013 (June 3, 2013 for Reverse Stock Split paragraph in Note 2).

bluebird bio, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$206,279	$67,011
Deferred tax assets	693	—
Prepaid expenses and other current assets	5,015	773

Total current assets	211,987	67,784
Property and equipment, net	10,920	1,288
Restricted cash and other non-current assets	1,483	250

Total assets	$224,390	$69,322

Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$4,359	$2,173
Accrued expenses and other current liabilities	5,175	2,115
Deferred revenue, current portion	25,340	340

Total current liabilities	34,874	4,628
Warrant liability	—	215
Deferred rent, net of current portion	6,740	46
Deferred revenue, net of current portion	30,208	340
Deferred tax liabilities	693	—
Other non-current liabilities	208	—

Total liabilities	72,723	5,229

Commitments and contingencies (Note 8)

Series A-2 convertible preferred stock, $0.01 par value, 0 and 22,304 shares authorized; 0 and 22,304 issued and outstanding at December 31, 2013 and 2012, respectively	—	7,137
Series B convertible preferred stock, $0.01 par value, 0 and 115,779 shares authorized; 0 and 115,204 issued and outstanding at December 31, 2013 and 2012, respectively	—	40,321
Series C convertible preferred stock, $0.01 par value, 0 and 39,943 shares authorized; 0 and 39,943 issued and outstanding at December 31, 2013 and 2012, respectively	—	12,382
Series D convertible preferred stock, $0.01 par value, 0 and 120,409 shares authorized; 0 and 120,409 issued and outstanding at December 31, 2013 and 2012, respectively	—	60,000

Stockholders’ equity (deficit):
Preferred stock $0.01 par value, 5,000 and 0 shares authorized at December 31, 2013 and 2012, respectively; 0 shares issued and outstanding at December 31, 2013 and 2012	—	—
Series A-1 convertible preferred stock, $0.01 par value, 0 and 18,817 shares authorized; 0 and 12,981 issued and outstanding at December 31, 2013 and 2012, respectively	—	2,337
Common stock, $0.01 par value, 125,000 and 21,089 shares authorized; 23,940 and 309 shares issued and outstanding at December 31, 2013 and 2012, respectively	239	3
Additional paid-in capital	250,103	15,267
Accumulated deficit	(98,675)	(73,354)

Total stockholders’ equity (deficit)	151,667	(55,747)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$224,390	$69,322

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Revenue:
Collaboration revenue	$19,792	$—	$—
Research and license fees	389	340	640
Grant revenue	—	—	242

Total revenue	20,181	340	882

Operating expenses:
Research and development	31,002	17,210	11,409
General and administrative	14,126	6,846	4,615

Total operating expenses	45,128	24,056	16,024

Loss from operations	(24,947)	(23,716)	(15,142)
Other income (expense), net:
Interest income	29	5	5
Foreign currency gains (losses)	37	13	(100)
Re-measurement of warrants	(440)	28	(361)

Other income (expense), net	(374)	46	(456)

Net loss	$(25,321)	$(23,670)	$(15,598)

Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	72
Unrealized gains (losses) on marketable securities	—	(1)	1

Total other comprehensive income (loss)	—	(1)	73

Comprehensive loss	$(25,321)	$(23,671)	$(15,525)

Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(25,321)	$(23,670)	$(15,598)
Accretion and dividends on convertible preferred stock	—	(3,057)	(4,993)
Gain on extinguishment of convertible preferred stock	—	23,114	—

Net loss applicable to common stockholders	$(25,321)	$(3,613)	$(20,591)

Net loss per share applicable to common stockholders-basic and diluted:	$(2.02)	$(13.79)	$(171.59)

Weighted-average number of common shares used in net loss per share applicable to common stockholders-basic and diluted:	12,555	262	120

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Series A-1 convertible preferred stock		Series A-2 convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Series A-1 convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2010	12,981	$8,760	22,304	$15,246	61,556	$21,000	—	$—	—	$—	—	$—	83	$1	$11,832	$(72)	$(47,844)	$(36,083)
Issuance of Series C Preferred Stock, net of issuance costs	—	—	—	—	—	—	39,943	14,904	—	—	—	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock	—	—	—	—	53,648	17,500	—	—	—	—	—	—	—	—	—	—	—	—
Accretion and dividends on convertible preferred stock	—	457		591		2,995	—	950	—	—			—	—	(4,993)	—	—	(4,993)
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	14	—	30	—	—	30
Issuance of restricted stock in exchange for consulting services	—	—	—	—	—	—	—	—	—	—	—	—	2	—	3			3
Vesting of restricted stock issued in exchange for nonrecourse note	—	—	—	—	—	—	—	—	—	—	—	—	96	1	(1)	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	8	—	—	—	—	—
Issuance of warrants for Common Stock in exchange for consulting services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	102	—	—	102
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	2	—	1	—	—	1
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	72	—	72
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	758	—	—	758
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,598)	(15,598)

Balance at December 31, 2011	12,981	$9,217	22,304	$15,837	115,204	$41,495	39,943	$15,854	—	$—	—	$—	205	$2	7,732	$1	(63,442)	$(55,707)

bluebird bio, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Series A-1 convertible preferred stock		Series A-2 convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Series A-1 convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	12,981	$9,217	22,304	$15,837	115,204	$41,495	39,943	$15,854	—	$—	—	$—	205	$2	7,732	$1	(63,442)	$(55,707)
Issuance of Series D Preferred Stock, net of issuance costs	—	—	—	—	—	—	—	—	120,409	59,831	—	—	—	—	—	—	—	—
Accretion and dividends on convertible preferred stock	—	194	—	332	—	1,689	—	673	—	169	—	—	—	—	(3,057)	—	—	(3,057)
Gain on extinguishment of convertible preferred stock	—	(7,074)	—	(9,032)	—	(2,863)	—	(4,145)	—	—	—	—	—	—	9,356	—	13,758	23,114
Reclassification of Series A-1 Preferred Stock	(12,981)	(2,337)	—	—	—	—	—	—	—	—	12,981	2,337	—	—	—	—	—	2,337
Reclassification of Series A-1 Preferred Stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	394	—	—	394
Vesting of restricted stock issued in exchange for nonrecourse note	—	—	—	—	—	—	—	—	—	—	—	—	82	1	(1)	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	12	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	10	—	21	—	—	21
Realized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	822	—	—	822
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,670)	(23,670)

Balance at December 31, 2012	—	$—	22,304	$7,137	115,204	$40,321	39,943	$12,382	120,409	$60,000	12,981	$2,337	309	$3	$15,267	$—	$(73,354)	$(55,747)

bluebird bio, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Series A-1 convertible preferred stock		Series A-2 convertible preferred stock		Series B convertible preferred stock		Series C convertible preferred stock		Series D convertible preferred stock		Series A-1 convertible preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	—	$—	22,304	$7,137	115,204	$40,321	39,943	$12,382	120,409	$60,000	12,981	$2,337	309	$3	$15,267	$—	$(73,354)	$(55,747)
Vesting of restricted stock issued in exchange for nonrecourse note	—	—	—	—	—	—	—	—	—	—	—	—	41	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	45	—	—	—	—	—
Proceeds from IPO, net of closing costs of $11,229	—	—	—	—	—	—	—	—	—	—	—	—	6,832	69	104,852	—	—	104,921
Conversion of convertible preferred stock into common stock	—	—	(22,304)	(7,137)	(115,204)	(40,321)	(39,943)	(12,382)	(120,409)	(60,000)	(12,981)	(2,337)	16,389	164	122,014	—	—	119,841
Reclassification of warrants to purchase preferred stock to stockholders’ equity	—	—	—	—	—	—	—	—	—	—	—	—	—	—	655	—	—	655
Repayment of nonrecourse note	—	—	—	—	—	—	—	—	—	—	—	—	—	—	344	—	—	344
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	102	1	(1)	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	—	—	222	2	481	—	—	483
Stock-based compensation															6,491	—	—	6,491
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,321)	(25,321)

Balance at December 31, 2013	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	23,940	$239	$250,103	$—	$(98,675)	$151,667

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2013	2012	2011
Operating activities
Net loss	$(25,321)	$(23,670)	$(15,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	941	301	225
Stock-based compensation expense	6,491	822	863
Re-measurement of warrants	440	(28)	361
Loss on disposal of equipment	9	10	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,214)	93	(337)
Accounts payable	2,067	380	870
Accrued expenses and other liabilities	761	1,336	363
Deferred revenue	54,868	(340)	1,019
Deferred rent	7,408	52	17

Net cash provided by (used in) operating activities	43,450	(21,044)	(12,217)

Investing activities
Restricted cash	(1,153)	(40)	(35)
Purchase of property and equipment	(8,670)	(867)	(403)
Purchase of marketable securities	—	—	(5,276)
Proceeds from sales or maturities of marketable securities	—	3,506	1,750

Net cash (used in) provided by investing activities	(9,823)	2,599	(3,964)

Financing activities
Proceeds from IPO, net of issuance costs	104,921	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	59,831	32,404
Repayment of nonrecourse note collaterized by restricted stock	344	—	—
Proceeds from sale of restricted stock, net of issuance costs	—	—	30
Proceeds from exercise of stock options	376	21	1

Net cash provided by financing activities	105,641	59,852	32,435

Increase in cash and cash equivalents	139,268	41,407	16,254
Cash and cash equivalents at beginning of period	67,011	25,604	9,350

Cash and cash equivalents at end of period	$206,279	$67,011	$25,604

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,924	$—	$—

Accretion and dividends on convertible preferred stock	$—	$3,057	$4,993

Gain on extinguishment of convertible preferred stock	$—	$23,114	$—

Reclassification of warrants to additional paid-in capital	$655	$394	$—

Reclassification of Series A-1 Preferred Stock to common stock	$—	$2,337	$—

Receivable for option exercise proceeds	$107	$—	$—

Conversion of preferred stock to common stock upon closing of IPO	$122,178	$—	$—

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Notes to Consolidated Financial Statements

(In thousands, except per share data)

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

2. Summary of significant accounting policies and basis of presentation

Initial public offering

On June 24, 2013, the Company completed its initial public offering (“IPO”) whereby the Company sold 6,832 shares of common stock (inclusive of 891 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price of $17.00 per share. The shares began trading on the Nasdaq Global Select Market on June 19, 2013. The aggregate net proceeds received by the Company from the offering were $104,921, net of underwriting discounts and commissions and offering expenses payable by the Company. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 16,389 shares of common stock; and warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 338 shares of common stock, resulting in the reclassification of the related convertible preferred stock warrant liability of $655 to additional paid-in capital. Additionally, the Company is now authorized to issue 125,000 shares of common stock and 5,000 shares of preferred stock.

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, bluebird bio France, SARL and bluebird bio Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Foreign currency translation

The Company’s consolidated financial statements are prepared in U.S. dollars. Its foreign subsidiary uses the U.S. dollar as its functional currency and maintains its records in the local currency. Nonmonetary assets and liabilities are re-measured at historical rates and monetary assets and liabilities are re-measured at exchange rates in effect at the end of the reporting period. Income statement accounts are re-measured at average exchange rates for the reporting period. The resulting gains or losses are included in foreign currency gains (losses) in the consolidated statements of operations and comprehensive loss.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, among others: stock-based compensation expense, liability-classified warrants, accrued expenses, revenue and income taxes.

The Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock prior to becoming a public company. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions affecting the biotechnology industry sector, the prices at which the Company sold shares of preferred stock, the superior rights and preferences of securities senior to the common stock at the time and the likelihood of achieving a liquidity event, such as an initial public offering or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date. Subsequent to becoming a public company, the Company uses the closing price of its common stock on the Nasdaq Global Select Market as the fair value of its common stock.

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business in one operating segment. All material long-lived assets of the Company reside in the United States.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and money market accounts. Cash equivalents are reported at fair value.

Concentrations of credit risk and off-balance sheet risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and restricted cash. The Company maintains its cash equivalent balances in the form of money market accounts with financial institutions that management believes are creditworthy. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company has no financial instruments with off-balance sheet risk of loss.

Fair value of financial instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

Items measured at fair value on a recurring basis include a warrant liability (Note 7). The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

Property and equipment

Property and equipment is stated at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset	Estimated useful life
Computer equipment and software	3 years
Office and laboratory equipment	3 -5 years
Leasehold improvements	Shorter of the useful life or remaining lease term

Impairment of long-lived assets

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded during the years ended December 31, 2013, 2012 and 2011.

Warrants to purchase convertible preferred stock

In conjunction with various financing transactions, the Company issued warrants to purchase shares of the Company’s Series A-1 convertible preferred stock (“Series A-1 Preferred Stock”) and Series B convertible preferred stock (“Series B Preferred Stock”). Prior to July 23, 2012, the Company’s Series A-1 Preferred Stock and Series B Preferred Stock were subject to a redemption provision that was outside of the Company’s control. Therefore, the associated shares were presented as temporary equity. Consequently, the warrants to purchase shares of Series A-1 Preferred Stock and Series B Preferred Stock were accounted for as liabilities through July 23, 2012 and adjusted to fair value at the end of each reporting period. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option pricing model. The estimates in the Black-Scholes option pricing model are based, in part, on subjective assumptions, including, stock price volatility, term of the warrants, risk free interest rate, dividend yield, and fair value of the preferred stock underlying the warrants. Such assumptions could differ materially in the future. The re-measurement gain or loss associated with the change in the fair value of the preferred stock warrant liability from the prior period is recognized as a component of other income (expense), net.

On July 23, 2012, in connection with the sale of the Company’s Series D convertible preferred stock (“Series D Preferred Stock”) and the associated modifications to the rights, preferences and privileges of the then-existing series of preferred stock, the Series A-1 Preferred Stock was reclassified to permanent equity because the redemption rights were relinquished and no liquidation preferences were obtained. Additionally, the fair value of the warrants to purchase shares of Series A-1 Preferred Stock as of July 23, 2012 were correspondingly reclassified to additional paid-in capital consistent with the treatment of the associated shares of preferred stock. All other classes of preferred stock remained classified within temporary equity as of December 31, 2012, due to their associated liquidation preferences. Due to these remaining liquidating preferences, the warrants to purchase shares of Series B Preferred Stock remained classified within liabilities as of December 31, 2012.

Upon closing of the IPO, all warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital.

Revenue recognition

The Company has primarily generated revenue through collaboration arrangements, research arrangements and license arrangements with strategic partners and nonprofit organizations for the development and commercialization of product candidates. Additionally, the Company has generated revenue from research and development grant programs.

The Company recognizes revenue in accordance with FASB ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or services have been rendered

•	The seller’s price to the buyer is fixed or determinable

•	Collectability is reasonably assured

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, current portion. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Collaboration revenue

As of December 31, 2013, the Company’s collaboration revenue is generated exclusively from its collaboration arrangement with Celgene Corporation (“Celgene”). The terms of this arrangement contain multiple deliverables, which include at inception: (i) discovery, research and development services, (ii) participation on the joint steering committee and (iii) participation on the patent committee. The collaboration arrangement also provides Celgene with the option to obtain a license to any product candidates resulting from the collaboration. Moreover, Celgene has the option to extend the term of the collaboration arrangement, first for a period of two years and then for an additional period of one year. Additionally, the Company has the sole right to manufacture or have manufactured supplies of vectors and associated payloads manufactured for incorporation into the associated product candidate in the event a product candidate is licensed. Non-refundable payments to the Company under this arrangement may include: (i) up-front research fees, (ii) product candidate license fees, (iii) extension term research fees, (iv) payments for the manufacture and supply of vectors and payloads, (v) payments based on the achievement of certain milestones and (vi) royalties on product sales. Additionally, the Company may elect to share in the costs incurred from the development, commercialization and manufacture of product candidates licensed by its collaborators and earn its share of the net profits or bear its share of the net losses generated from the sale of product candidates licensed by its collaborators.

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

Research fees and license fees

The terms of the Company’s research agreements and license agreements include delivery of an intellectual property license or the performance of research and development activities. The Company does not have any material research arrangements or license arrangements that contain multiple deliverables. The Company is compensated under research arrangements and license arrangements through nonrefundable up-front payments and future royalties on net product sales. Research fees are recognized as revenue on a straight-line basis over the period that the research services are expected to be performed unless the Company’s pattern of performance can be determined to be other than straight-line, in which case, the Company uses the proportional performance method. Nonrefundable license fees are recognized as revenue upon delivery provided there are no undelivered elements in the arrangement.

Grant revenue

Grant revenue is primarily generated through research and development grant programs offered by federal, state, and local governments. The Company evaluates the terms of the grant to assess the Company’s obligations and if the Company’s obligations are satisfied over time, revenue is recognized on a straight-line basis. In situations where the performance of the Company’s obligations has been satisfied when the grant is received, revenue is recognized upon receipt of the grant. Certain grants contain refund provisions. The Company reviews those refund provisions to determine the likelihood of repayment. If the likelihood of repayment of the grant is determined to be remote, the grant is recognized as revenue. If the probability of repayment is determined to be more than remote, the Company records the grant as a liability, until such time that the grant requirements have been satisfied.

Research and development expenses

Research and development costs are charged to expense as costs are incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical study and related clinical manufacturing costs, contract services and other related costs. Research and development costs, including up-front fees and milestones paid to collaborators, are also expensed as incurred. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense.

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.

Our stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to non-employees with service-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. Compensation expense related to awards to non-employees with performance-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

The Company expenses restricted stock awards to employees based on the fair value of the award on a straight-line basis over the associated service period of the award. Awards of restricted stock to non-employees are adjusted through share-based compensation expense at each reporting period end to reflect the current fair value of such awards and expensed using an accelerated attribution model.

The Company estimates the fair value of its option awards to employees and directors using the Black-Scholes option pricing model, which requires the input of and subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of company specific historical and implied volatility data of its common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay dividends in the foreseeable future.

The Company is also required to estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from its estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from the Company’s estimates, the differences are recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.

Consistent with the guidance in FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, the fair value of each non-employee stock option and warrant award is estimated at the date of grant using the Black-Scholes option pricing model with assumptions generally consistent with those used for employee stock options, with the exception of expected term, which is over the contractual life.

Income taxes

Income taxes are recorded in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2013 and 2012, the Company does not have any significant uncertain tax positions.

Net loss per share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options, unvested restricted stock, and warrants using the treasury stock method.

The Company follows the two-class method when computing net income (loss) per share in periods when issued shares that meet the definition of participating securities are outstanding. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to received dividends as if all income for the period had been distributed. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders when participating securities are outstanding, losses are not allocated to the participating securities.

Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments.

Subsequent events

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Recently adopted accounting pronouncements

In February 2013, the FASB issued guidance to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. An entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. On January 1, 2013 the Company adopted this standard, which had no impact on its financial position or results of operations.

3. Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2013 and 2012, cash and cash equivalents are comprised of funds in cash and money market accounts.

From time to time, the Company invests in marketable securities, which are classified as available-for-sale securities and are stated at fair value as determined by quoted market prices. As of December 31, 2013 and 2012, the Company did not hold any marketable securities.

The following table presents the cash and cash equivalents carried at fair value in accordance with the hierarchy defined in Note 2:

Description	Total	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Total cash and cash equivalents	$206,279	$206,279	$—	$—

December 31, 2012
Total cash and cash equivalents	$67,011	$67,011	$—	$—

4. Property and equipment, net

Property and equipment, net, consists of the following:

	December 31,
	2013	2012
Computer equipment and software	$576	$199
Office equipment	780	148
Laboratory equipment	3,758	1,111
Leasehold improvements	7,260	357

Total property and equipment	12,374	1,815
Less accumulated depreciation and amortization	(1,454)	(527)

Property and equipment, net	$10,920	$1,288

Depreciation and amortization expense related to property and equipment was $941, $301 and $205 for the years ending December 31, 2013, 2012, and 2011, respectively.

5. Restricted cash

As of December 31, 2013 and 2012, the Company maintains letters of credit of $1,403 and $150, respectively, which are required to be collateralized with a bank account at a financial institution in accordance with our building lease agreements. Under the Company’s corporate credit card agreement, the Company granted a security interest in an interest bearing deposit account of $100 as of December 31, 2012 to the financial institution issuing the credit cards and the restriction was released during 2013.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2013	2012
Employee compensation	$1,740	$911
Accrued goods and services	2,119	471
Accrued professional fees	305	688
Deferred rent, current portion	738	24
Other	273	21

	$5,175	$2,115

7. Warrants

The warrants outstanding consist of the following:

	As of December 31,
	2013	2012
Warrants to purchase Common Stock	338	102
Warrants to purchase Series A-1 Preferred Stock	—	5,835
Warrants to purchase Series B Preferred Stock	—	575

	338	6,512

As of December 31, 2012, the Company had outstanding warrants to purchase 6,512 shares of capital stock. Upon the closing of the Company’s IPO on June 24, 2013, all of the warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 338 shares of common stock, of which 308 and 30 are exercisable at $12.55 and $6.19 per share, respectively, and expire between November 16, 2015 and April 15, 2019. Each warrant is exercisable on either a physical settlement or net share settlement basis. These warrants are outstanding as of December 31, 2013. During the year ended December 31, 2013, there were 102 warrants exercised and no cancellations or expirations.

In conjunction with the automatic conversation all warrants exercisable for convertible preferred stock into warrants exercisable for common stock, a reclassification of the related convertible preferred stock warrant liability to additional paid-in capital was made as warrants to purchase shares of common stock are accounted for as equity instruments. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital. As of December 31, 2013, the Company had no outstanding warrant liability. The warrant liability measured at fair value as of December 31, 2012 is as follow:

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

The following table sets forth a summary of changes in the fair value of the Company’s preferred stock warrant liability which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs:

	Year ended December 31,
	2013*	2012
Beginning balance	$215	$637
Change in fair value	440	(28)
Reclassification to equity	(655)	(394)

Ending balance	$—	$215

*	These warrants were re-measured to fair value and then reclassified to additional paid-in capital on June 24, 2013.

The fair value of each warrant to purchase shares of the Company’s Series A-1 Preferred Stock as of December 31, 2012 was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31, 2012**
Fair value of underlying instrument	$0.18
Expected volatility	78.9%
Expected term (in years)	4.98
Risk-free interest rate	0.6%
Expected dividend yield	0.0%

**	Series A-1 warrants were re-measured to fair value and then reclassified to additional paid-in capital on July 23, 2012.

The fair value of each warrant to purchase shares of the Company’s Series B Preferred Stock was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2013*	2012
Fair value of underlying instrument	$0.95	$0.48
Expected volatility	82.0%	80.4%
Expected term (in years)	5.93	6.29
Risk-free interest rate	1.1%	1.2%
Expected dividend yield	0.0%	0.0%

*	Series B warrants were re-measured to fair value and then reclassified to additional paid-in capital on June 24, 2013.

The Company estimated the fair value of its shares of Series B Preferred Stock as of December 31, 2012 and estimated the fair value of its shares of Series A-1 Preferred Stock as of July 23, 2012, using a hybrid approach based on a probability-weighted average of the expected return method and the option pricing method and using the option-pricing method value and the guideline public company method under the market approach value as of December 31, 2011.

8. Commitments and contingencies

On June 3, 2013, the Company entered into a new nine-year building lease for approximately 43,600 square feet of space in Cambridge, Massachusetts, commencing on the earlier of the substantial completion of the build-out work or January 1, 2014. The lease has monthly lease payments of $209 the first 12 months with annual rent escalations thereafter and provides a rent abatement of $209 per month for the first six months. The Company has the option to extend this lease by an additional five years. As the Company obtained access to the newly leased space on July 22, 2013 in order to begin the build-out, this is considered the lease commencement date for accounting purposes, thus rent expense began on this date and will be recognized on a straight-line basis over the term of the lease. In addition, the lease provides a contribution from the landlord towards the initial build-out of the space of up to $6,538. The Company capitalizes the leasehold improvements as property and equipment and records the landlord incentive payments received as deferred rent and amortizes these amounts as reductions to rent expense over the lease term. In accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1,253, naming the landlord as beneficiary. This letter of credit is reduced to $1,044, $835, and $627 upon the rent commencement date and the first and second anniversaries of the rent commencement date, respectively. The Company relocated into its new corporate headquarters in December 2013, however as of December 31, 2013 the Company was still using its former headquarters in order to prepare it for sublease and therefore had not yet met the cease-use date. The lease for the Company’s former headquarters, located at 840 Memorial Drive, Cambridge, Massachusetts, expires on March 31, 2015. In the event that a sublease is signed, the rent abatement on the new lease may decrease.

As of December 31, 2013, future minimum commitments under facility operating leases were as follows:

Years ended December 31,	Memorial Drive Lease	Second Street Lease	Total Lease Commitments
2014	$841	$1,253	$2,094
2015	213	2,582	2,795
2016	—	2,659	2,659
2017	—	2,739	2,739
2018	—	2,821	2,821
2019 and thereafter	—	12,155	12,155

Total minimum lease payments	$1,054	$24,209	$25,263

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all operating leases, including additional rent charges for utilities, parking, maintenance, and real estate taxes was $2,405, $815 and $638 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at December 31, 2013 and December 31, 2012 or royalties on future sales of specified products.

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

9. Convertible Preferred Stock

Upon the closing of the IPO on June 24, 2013, all of the outstanding shares of the Company’s convertible preferred stock were converted into 16,389 shares of its common stock. As of December 31, 2013, the Company does not have any convertible preferred stock issued or outstanding.

As of December 31, 2012, the authorized capital stock of the Company included 317,252 shares of preferred stock, par value $0.01 per share, of which: (i) 18,817 shares have been designated as Series A-1 Preferred Stock, (ii) 22,304 shares have been designated as Series A-2 convertible preferred stock (“Series A-2 Preferred Stock”),

(iii) 115,779 shares have been designated as Series B Preferred Stock, (iv) 39,943 shares have been designated as Series C convertible preferred stock (“Series C Preferred Stock”), and (iv) 120,409 shares have been designated as Series D convertible preferred stock (“Series D Preferred Stock”) and all collectively “Preferred Stock.”

Extinguishment of preferred stock

In connection with the issuance of the Series D Preferred Stock, the rights, preferences, and privileges for all classes of preferred stock then outstanding were modified. More specifically, the redemption privileges were eliminated in their entirety for Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock. Additionally, the dividend rights changed from cumulative dividend rights to non-cumulative dividend rights and all accrued, but unpaid dividends on the Company’s Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock as of July 23, 2012, were forfeited. Lastly, the liquidation preference for the Series B Preferred Stock was reduced from $0.6524 per share to $0.4893 per share.

The Company has accounted for the amendment to the rights, preferences, and privileges of the preferred stock as an extinguishment of the old preferred stock and issuance of new preferred stock due to the significance of the modifications to the substantive contractual terms of the preferred stock and the associated fundamental changes to the nature of the preferred stock. Accordingly, the Company recorded an aggregate gain of $23,114 within stockholders’ deficit equal to the difference between the fair value of the new shares of preferred stock issued and the carrying amount of the old shares of preferred stock extinguished. The Company allocated $9,356 of the gain to additional paid-in capital to recover the amount of additional paid-in capital that had previously been reduced by accreted dividends that were forfeited as part of the extinguishment, while the remaining $13,758 was recorded to accumulated deficit. The gain on extinguishment is reflected in the calculation of net loss available to common stockholders in accordance with FASB ASC Topic 260, Earnings per Share. The fair value of the Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock was determined using a hybrid approach based on a probability-weighted average of the expected return method and the option pricing method.

10. Common stock and preferred stock

As of December 31, 2012, the authorized capital stock of the Company included 21,089 shares of common stock, par value $0.01 per share. On January 16, 2013, the Company increased the authorized capital stock of the Company to 21,511. On June 18, 2013, the Company increased the authorized capital stock of the Company to 125,000 shares.

Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption or conversion rights.

The Company is authorized to issue 5,000 shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2013 and 2012, the Company had no shares of preferred stock issued or outstanding.

Reserved for future issuance

The Company has reserved for future issuance of common stock the following number of shares of common stock:

Year ended December 31,
2013
Vesting of Restricted Stock	69
Options to purchase common stock	4,651
Warrants to purchase common stock	338
Employee Stock Purchase Plan	238

5,296

11. Significant agreements

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

During the year ended December 31, 2013, the Company recognized $19,792 of revenue associated with its collaboration with Celgene related to the recognition of discovery, research and development services. As of December 31, 2013, there is $55,208 of deferred revenue related to the Company’s collaboration with Celgene which is classified as current or long-term in the accompanying balance sheet based on the contractual term of the arrangement.

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

The funding, or a portion thereof depending on timing, shall be repaid to AFM upon any of the following events: (i) upon out-licensing or sale of the program, (ii) upon obtaining the first product authorization for the market, or (iii) upon sale of the Company, provided that the development is active at the time of such sale. The agreement is for a period of four years. The Company believes that repayment of the funds paid under the agreement is remote at the date of the agreement, December 31, 2013 or December 31, 2012. The Company recognizes the revenue under this arrangement on a straight-line basis over the term of the agreement. The Company will reassess the probability of repayment at the end of each reporting period.

Massachusetts life science center

In October 2011, the Company was awarded a $242 tax incentive from the Massachusetts Life Sciences Center as part of the Life Sciences Tax Incentive Program. The program was established in 2008 to incentivize life science companies to create new sustained jobs in Massachusetts. If the Company does not meet and maintain its job creation commitment for at least five years, the total amount awarded may be recovered by the Massachusetts Department of Revenue. The Company recognized this award as grant revenue in 2011, as the Company had satisfied its job creation commitments and the Company’s long-range hiring plan was significantly in excess of the requirement. The Company concluded that the likelihood of refund was remote.

12. Stock-based compensation

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

Any options or awards outstanding under the Company’s previous stock option plans, including both the 2010 Plan and the Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan (“2002 Plan”), at the time of adoption of the 2013 Plan remain outstanding and effective. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, expire or are otherwise terminated (other than by exercise) under the 2002 Plan and 2010 Plan are added to the shares of common stock available for issuance under the 2013 Plan. As of December 31, 2013, the total number of common stock that may be issued under all equity award plans is 693.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $6,491, $822 and $758 during the years ended December 31, 2013, 2012 and 2011, respectively. Share-based compensation expense recognized by award type is as follows:

	Year ended December 31,
	2013	2012	2011
Stock options	$6,399	$742	$574
Warrants	—	—	102
Restricted stock awards	92	80	82

	$6,491	$822	$758

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2013	2012	2011
Expected volatility	82.0%	79.6%	83.0%
Expected term (in years)	6.1	6.1	6.1
Risk-free interest rate	1.1%	1.0%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%

The intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011, was $3,931, $17, $1, respectively.

The weighted-average fair values of options granted during 2013, 2012 and 2011 was $7.36, $1.51, and $1.48, respectively.

The aggregate fair value of restricted stock awards that vested during the years ended December 31, 2013, 2012 and 2011, based on the estimated fair value of the underlying stock on the day of vesting was $1,548, $97 and $116, respectively.

As of December 31, 2013, there was $10,517 of unrecognized compensation expense related to unvested stock options and restricted stock awards that is expected to be recognized over a weighted-average period of 3.3 years.

Restricted common stock

A summary of the Company’s restricted stock activity and related information is as follows:

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2012	155	$0.95
Granted	—	—
Vested	(86)	$0.95
Forfeited	—	—

Unvested balance at December 31, 2013	69	$0.95

Stock options

The following table summarizes the stock option activity under the Plan:

	Shares	Weighted-average exercise price per share	Weighted-average contractual life (in years)	Aggregate intrinsic value(a)
Outstanding at December 31, 2012	2,201	$2.09
Granted	2,021	8.26
Exercised	(222)	2.18
Canceled or forfeited	(42)	4.48

Outstanding at December 31, 2013	3,958	$5.21	8.4	$63,137

Exercisable at December 31, 2013	1,307	$2.22	7.4	$24,517

Vested and expected to vest at December 31, 2013	3,905	$5.21	8.4	$62,294

(a)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2013.

Warrants

During the year ended December 31, 2011, the Company issued warrants to purchase an aggregate of 50 shares of common stock. The awards were granted in exchange for consulting services provided by a non-employee pursuant to standalone award agreements that are independent of an equity incentive plan. The warrants vested immediately and are exercisable for ten years from the date of issuance. The Company determined the fair value of the warrants using the Black-Scholes option pricing model. The aggregate fair value of the warrants was recognized in full on the date of grant. The Company recognized $102 of share-based compensation expense associated with the warrants issued during the year ended December 31, 2011.

Note receivable

In November 2010, the Company received a non-recourse note from its Chief Executive Officer (“CEO”) in exchange for the purchase of 329 shares of restricted stock. Interest accrued on the note on an annual basis at a rate of four percent. In May 2013, prior to the initial filing of the registration statement in connection with the Company’s IPO, the CEO repaid the note in full plus all accrued interest. The Company recorded stock-based compensation expense in connection with this restricted stock award of $63 for each of the three years ended December 31, 2013.

Employee Stock Purchase Plan

On June 3, 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 ESPP authorizes the initial issuance of up to a total of 238 shares of the Company’s common stock to participating employees. As of December 31, 2013, the first offering under the 2013 ESPP had not occurred.

13. 401(k) Savings plan

In 1997, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company has not made any contributions to the 401(k) Plan for the three years ended December 31, 2013.

14. Income taxes

For the years ended December 31, 2013, 2012 and 2011, the Company did not record a current or deferred income tax expense or benefit.

The components of loss before income taxes were as follows:

	Year ended December 31,
	2013	2012	2011
U.S.	$(26,018)	$(23,700)	$(15,300)
Foreign	697	30	(298)

Total	$(25,321)	$(23,670)	$(15,598)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following:

	Year ended December 31,
	2013	2012
Deferred tax assets:
U.S. net operating loss carryforwards	$11,010	$24,044
Foreign net operating loss carryforwards	659	587
Tax credit carryforwards	3,638	1,910
Capitalized research and development expenses, net	1,837	2,334
Deferred revenue	21,830	267
Accruals and other	4,177	289

Total deferred tax assets	43,151	29,431
Fixed assets	(2,596)	—
Less valuation allowance	(40,555)	(29,431)

Net deferred taxes	$—	$—

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2013 and 2012. The valuation allowance increased approximately $11,124 during the year ended December 31, 2013, due primarily to net operating losses. The Company has allocated its valuation allowance in accordance with the provisions of ASC 740, which resulted in a current deferred tax asset of $693 and a long term deferred tax liability of $693.

A reconciliation of income tax expense computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Year ended December 31,
	2013	2012	2011
Federal income tax expense at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	4.5%	4.4%	5.0%
Permanent differences	(0.6%)	(0.8%)	(1.3%)
Research and development credit	6.0%	0.8%	3.4%
Other	0.0%	0.6%	(0.6%)
Change in valuation allowance	(43.9%)	(39.0%)	(40.5%)

Effective income tax rate	0.0%	0.0%	0.0%

As of December 31, 2013, 2012 and 2011, the Company had U.S. federal net operating loss carryforwards of approximately $30,310, $62,600 and $42,400, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2033. As of December 31, 2013, 2012 and 2011, the Company also had U.S. state net operating loss carryforwards of approximately $13,287, $52,300 and $31,300, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2033. At December 31, 2013, 2012 and 2011, the Company also had approximately $1,977, $1,800, and $1,800, respectively, of foreign net operating loss carryforwards which may be available to offset future income tax liabilities; these carryforwards do not expire. As a result of the up-front payment pursuant to the Company’s collaboration agreement with Celgene, the Company expects that it will use approximately $35,400 of its federal and state net operating loss carryforwards.

As of December 31, 2013, 2012 and 2011, the Company had federal research and development tax credit carryforwards of approximately $2,685, $1,300 and $1,000, respectively, available to reduce future tax liabilities which expire at various dates through 2032. As of December 31, 2013, 2012 and 2011, the Company had state credit carryforwards of approximately $1,443, $900 and $400, respectively, available to reduce future tax liabilities which expire at various dates through 2027.

Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception which it believes has resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code.

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013, 2012 and 2011, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

For all years through December 31, 2013, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position for these two years. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company or one of its subsidiaries files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2010 through December 31, 2013. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

15. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year ended December 31,
	2013	2012	2011
Outstanding stock options	3,958	2,201	1,529
Warrants	338	440	440
Unvested restricted stock	69	155	249
Preferred stock	—	16,389	10,041

	4,365	19,185	12,259

16. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2013 and 2012. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$1,127	$6,334	$6,385	$6,335	$20,181
Total operating expenses	7,608	10,528	12,542	14,450	45,128
Loss from operations	(6,481)	(4,194)	(6,157)	(8,115)	(24,947)
Net loss	(6,544)	(4,583)	(6,113)	(8,081)	(25,321)
Net loss per share applicable to common stockholders—basic and diluted	$(19.94)	$(2.13)	$(0.26)	$(0.34)	$(2.02)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenue	$85	$85	$85	$85	$340
Total operating expenses	5,221	4,685	5,109	9,041	24,056
Loss from operations	(5,136)	(4,600)	(5,024)	(8,956)	(23,716)
Net loss	(5,068)	(4,563)	(5,041)	(8,998)	(23,670)
Net (loss) income applicable to common stockholders—basic	(6,353)	(5,848)	315	(3,724)	(3,613)
Net (loss) income applicable to common stockholders—diluted	(6,353)	(5,848)	632	(3,724)	(3,613)
Net (loss) income per share applicable to common stockholders—basic	$(28.49)	$(23.21)	$1.15	$(12.50)	$(13.79)
Net (loss) income per share applicable to common stockholders—diluted	$(28.49)	$(23.21)	$1.14	$(12.50)	$(13.79)

During the quarter ended September 30, 2012, the Company recorded a gain related to extinguishment of preferred stock, which resulted in net income applicable to common stockholders, as participating securities were outstanding.

17. Subsequent events

During the first quarter of 2014, the Company ceased use of its former corporate headquarters at 840 Memorial Drive, Cambridge, Massachusetts. Total remaining minimum lease payments as of December 31, 2013 were $1,054.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

By:	/s/ Nick Leschly
Nick Leschly
President, Chief Executive Officer and Director

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of bluebird bio, Inc. (the “Company”), hereby severally constitute and appoint Nick Leschly and Jeffrey T. Walsh, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nick Leschly Nick Leschly	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2014

/s/ Jeffrey T. Walsh Jeffrey T. Walsh	Chief Operating Officer and Secretary (Principal Financial Officer)	March 5, 2014

/s/ Linda C. Bain Linda C. Bain	Vice President, Finance and Business Operations and Treasurer (Principal Accounting Officer)	March 5, 2014

/s/ Robert I. Tepper, M.D. Robert I. Tepper, M.D.	Director	March 5, 2014

/s/ Steven Gillis, Ph.D. Steven Gillis, Ph.D.	Director	March 5, 2014

/s/ Daniel S. Lynch Daniel S. Lynch	Director	March 5, 2014

/s/ James Mandell, M.D. James Mandell, M.D.	Director	March 5, 2014

/s/ John M. Maraganore, Ph.D. John M. Maraganore, Ph.D.	Director	March 5, 2014

/s/ Wendy L. Dixon, Ph.D. Wendy L. Dixon, Ph.D.	Director	March 5, 2014

/s/ David P. Schenkein, M.D. David P. Schenkein, M.D.	Director	March 5, 2014

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Form of Common Stock Warrant	S-1/A	333-188605	4.2	May 14, 2013

4.3	Form of Series A-1 Preferred Stock Warrant	S-1/A	333-188605	4.3	May 14, 2013

4.4	Form of Series B Preferred Stock Warrant	S-1/A	333-188605	4.4	May 14, 2013

10.1	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.1	May 14, 2013

10.2	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.2	May 14, 2013

10.3	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1/A	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1/A	333-188605	10.6	May 14, 2013

10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1/A	333-188605	10.7	May 14, 2013

10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1/A	333-188605	10.8	May 14, 2013

10.9†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1/A	333-188605	10.9	May 14, 2013

10.10†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-188605	10.10	May 14, 2013

10.11†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1/A	333-188605	10.11	May 14, 2013

10.12	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.13	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.14	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.15	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.16	Offer Letter, dated September 27, 2011 by and between the Registrant and Linda Bain	S-1/A	333-188605	10.16	June 4, 2013

10.17	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.18	Executive Cash Incentive Bonus Plan	S-1/A	333-188605	10.18	May 14, 2013

10.19	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	—	—	—	Filed herewith

10.20†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

21.1	Subsidiaries of the Registrant	S-1/A	333-188605	21.1	May 14, 2013

23.1	Consent of Ernst & Young LLP	—	—	—	Filed herewith

23.2	Consent of McGladrey LLP	—	—	—	Filed herewith

24.1	Power of Attorney (included on signature page).	—	—	—	Furnished herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101.INS††	XBRL Instance Document	—	—	—	Furnished herewith

101.SCH††	XBRL Taxonomy Extension Schema	—	—	—	Furnished herewith

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase	—	—	—	Furnished herewith

101.DEF††	XBRL Taxonomy Extension Definition Linkbase	—	—	—	Furnished herewith

101.LAB††	XBRL Taxonomy Extension Label Linkbase	—	—	—	Furnished herewith

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase	—	—	—	Furnished herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under the Sections.