Form 10-Q
period 2014-03-31
bluebird bio, Inc.
filed 2014-05-13
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 8, 2014, there were 24,511,967 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

Form 10-Q

For the Three Months Ended March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$192,499	$206,279
Deferred tax assets	693	693
Prepaid expenses and other current assets	2,728	5,015

Total current assets	195,920	211,987
Property and equipment, net	11,984	10,920
Restricted cash and other non-current assets	1,606	1,483

Total assets	$209,510	$224,390

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,601	$4,359
Accrued expenses and other current liabilities	5,190	5,175
Deferred revenue, current portion	25,255	25,340

Total current liabilities	33,046	34,874
Deferred rent, net of current portion	7,263	6,740
Deferred revenue, net of current portion	23,958	30,208
Deferred tax liabilities	693	693
Other non-current liabilities	385	208

Total liabilities	65,345	72,723
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized;
0 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 125,000 shares authorized;
24,279 and 23,940 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	243	239
Additional paid-in capital	253,206	250,103
Accumulated deficit	(109,284)	(98,675)

Total stockholders’ equity	144,165	151,667

Total liabilities and stockholders’ equity	$209,510	$224,390

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three months ended
	March 31,
	2014	2013
Revenue:
Collaboration revenue	$6,250	$1,042
Research and license fees	85	85

Total revenue	6,335	1,127

Operating expenses:
Research and development	11,463	5,284
General and administrative	5,540	2,324

Total operating expenses	17,003	7,608

Loss from operations	(10,668)	(6,481)
Other income (expense), net	59	(63)

Net loss	$(10,609)	$(6,544)

Net loss per share—basic and diluted:	$(0.44)	$(19.94)

Weighted-average number of common shares used in computing net loss per share—basic and diluted:	24,148	328

Comprehensive loss	$(10,609)	$(6,544)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2014	2013
Operating activities
Net loss	$(10,609)	$(6,544)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	475	139
Stock-based compensation expense	2,493	661
Issuance of restricted common stock in exchange for consulting services	42	—
Re-measurement of warrants	—	41
Loss on disposal of equipment	—	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,064	(1,073)
Accounts payable	(2,388)	(593)
Accrued expenses and other liabilities	1,738	(485)
Deferred revenue	(6,335)	73,873
Deferred rent	586	(3)

Net cash (used in) provided by operating activities	(11,934)	66,018

Investing activities
Purchase of property and equipment	(2,517)	(812)

Net cash used in investing activities	(2,517)	(812)

Financing activities
Accumulated issuance costs of planned initial public offering	—	(415)
Proceeds from exercise of stock options	671	34

Net cash provided by (used in) financing activities	671	(381)

(Decrease) increase in cash and cash equivalents	(13,780)	64,825
Cash and cash equivalents at beginning of period	206,279	67,011

Cash and cash equivalents at end of period	$192,499	$131,836

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$947	$160

Deferred issuance costs included in accounts payable and accrued expenses	$—	$992

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(unaudited)

1.	Description of the business

bluebird bio, Inc. (the “Company”) was incorporated in Delaware on April 16, 1992, and is headquartered in Cambridge, Massachusetts. The Company was formed to develop, manufacture and market therapies to safely and effectively deliver genes useful in the treatment of serious human diseases. Since its inception, the Company has devoted substantially all of its resources to its development efforts relating to its product candidates, including activities to manufacture product in compliance with good manufacturing practices (“GMP”), conduct clinical studies of its product candidates, provide general and administrative support for these operations and protect its intellectual property.

2.	Summary of significant accounting policies and basis of presentation

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2014 and 2013.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2013, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2014.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, bluebird bio France, SARL, bluebird bio Australia Pty Ltd. and bluebird bio Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to GAAP. The Company views its operations and manages its business in one operating segment. All material long-lived assets of the Company reside in the United States.

Summary of accounting policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2013, and the notes thereto, which are included in the Annual Report on Form 10-K, have had no material changes during the three months ended March 31, 2014.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, among others: stock-based compensation expense, accrued expenses, revenue and income taxes.

Fair value of financial instruments

The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported fair value of the investments and is not a measure of the investment credit quality. The three levels of the fair value hierarchy are described below:

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

Other Income and Expense

In March 2014, the Company received an award of $306 of tax incentives from the Massachusetts Life Sciences Center, which will allow the Company to monetize approximately $276 of state and research and development tax credits. In exchange for these incentives, the Company pledged to hire an incremental fifteen employees and to maintain the additional headcount through at least December 31, 2018. Failure to do so could result in the Company being required to repay some or all of these incentives. The Company has deferred and will amortize the benefit of this monetization on a straight-line basis over the five-year performance period, commencing when the pledge is achieved, which had not occurred as of March 31, 2014.

Net Income (Loss) Per Share

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

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of March 31, 2014 and December 31, 2013, cash and cash equivalents comprise funds in cash and money market accounts. The following table presents the cash and cash equivalents carried at fair value:

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2014
Total cash and cash equivalents	$192,499	$192,499	$—	$—

December 31, 2013
Total cash and cash equivalents	$206,279	$206,279	$—	$—

4.	Commitments and contingencies

On June 3, 2013, the Company entered into a nine-year building lease for approximately 43,600 square feet of space for its new corporate headquarters at 150 Second Street, Cambridge, Massachusetts, which commenced in December 2013. The lease has monthly lease payments of $209 the first 12 months with annual rent escalations thereafter and provides a rent abatement of $209 per month for the first six months. The Company has the option to extend this lease by an additional five years. As the Company obtained access to the newly leased space on July 22, 2013 in order to begin the build-out, this is considered the lease commencement date for accounting purposes, thus rent expense began on this date and will be recognized on a straight-line basis over the term of the lease. In addition, the lease provides a contribution from the landlord towards the initial build-out of the space of up to $6,538. The Company capitalizes the leasehold improvements as property and equipment and records the landlord incentive payments received as deferred rent and amortizes these amounts as reductions to rent expense over the lease term. In accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1,253, naming the landlord as beneficiary. This letter of credit may be reduced to $1,044, $835, and $627 upon the rent commencement date and the first and second anniversaries of the rent commencement date, respectively. The Company relocated into its new corporate headquarters in December 2013 and ceased use of its former facility during the first quarter of 2014. During the first quarter of 2014, the Company fully subleased its former facility, which decreased the rent abatement available under its new lease. The lease for the Company’s former headquarters, located at 840 Memorial Drive, Cambridge, Massachusetts, expires on March 31, 2015.

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2014 and December 31, 2013 or royalties on future sales of specified products.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with claims by any third party with respect to the Company’s products or business activities. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company’s wholly-owned subsidiary bluebird bio France, SARL participates in the French Crédit d’Impôt Recherche (“CIR”) program which allows companies to monetize up to 30% of eligible research expenses. The Company received aggregate reimbursement of $807 related to 2010, 2011 and 2012. The Company recognized these amounts as reductions to research and development expense in the periods incurred. The years 2010 through 2013 are open and subject to examination. The Company has applied for $873 related to 2013 and has not yet applied for $269 related to the first quarter of 2014 which are classified as a current and non-current receivables, respectively, on the accompanying balance sheets as of March 31, 2014. The Company received a notice from the Ministère de l’Enseignement Supérieur et de la Recherche in March 2014 inquiring of the Company regarding the eligibility of such research expenses pursuant to the CIR program. Based on the nature of the research activities conducted by bluebird bio France, SARL, the Company has concluded that it is probable that these receivables are collectable. However, any adjustment as a result of the inquiry would result in a refund of the amounts previously received or impairment of the Company’s receivable.

5.	Significant agreements

Celgene Corporation

Summary of the Collaboration Agreement

On March 19, 2013, the Company entered into a Master Collaboration Agreement (the “Collaboration Agreement”) with Celgene to discover, develop and commercialize potentially disease-altering gene therapies in oncology. The collaboration is focused on applying gene therapy technology to genetically modify a patient’s own T cells, known as chimeric antigen receptor, or CAR, T cells, to target and destroy cancer cells. Additionally, on March 19, 2013, the Company entered into a Platform Technology Sublicense Agreement (the “Sublicense Agreement”) with Celgene pursuant to which the Company obtained a sublicense to certain intellectual property from Celgene, originating under Celgene’s license from Baylor College of Medicine, for use in the collaboration.

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

The Company concluded that the value of the Call Option is immaterial based primarily on the probability that the Call Option would become exercisable.

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

The Company concluded that each of the three deliverables identified at the inception of the arrangement (discovery, research and development services, participation on the JSC and participation on the patent committee) has standalone value from the other undelivered elements. Additionally, the Collaboration Agreement does not include return rights related to the initial collaboration term. Accordingly, each deliverable qualifies as a separate unit of accounting.

The Company identified the allocable arrangement consideration as the $75,000 up-front payment. The Company determined that each of the identified deliverables have the same period of performance (the three year initial term) and have the same pattern of revenue recognition, ratably over the period of performance. As a result, the $75,000 arrangement consideration will be recognized over the three year initial term.

The Company evaluated all of the milestones that may be received in connection with Celgene’s option to license a product candidate resulting from the collaboration. In evaluating if a milestone is substantive, the Company assesses whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. All clinical and regulatory milestones are considered substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. All commercial milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

During the three months ended March 31, 2014, the Company recognized $6,250 of revenue associated with its collaboration with Celgene related to the recognition of discovery, research and development services. As of March 31, 2014, there was $48,958 of deferred revenue related to the Company’s collaboration with Celgene which is classified as current or non-current in the accompanying balance sheets based on the contractual term of the arrangement.

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

The funding, or a portion thereof depending on timing, shall be repaid to AFM upon any of the following events: (i) upon out-licensing or sale of the program, (ii) upon obtaining the first product authorization for the market, or (iii) upon sale of the Company, provided that development of the program is active at the time of such sale. The agreement is for a period of four years. The Company believes that repayment of the funds paid under the agreement is not probable as of the date of the agreement, March 31, 2014 or December 31, 2013. The Company recognizes the revenue under this arrangement on a straight-line basis over the term of the agreement and will reassess the probability of repayment at the end of each reporting period.

6.	Stock-based compensation and warrants

In 2013, the Company’s board of directors and stockholders approved the 2013 Stock Option and Incentive Plan (“2013 Plan”) which allows for the granting of incentive stock options, non-qualified stock options, restricted stock awards, as well as other equity awards to the Company’s employees, members of the board of directors and consultants of the Company. The 2013 Plan replaced the 2010 Stock Option and Grant Plan. In January 2014, the number of shares of common stock available for issuance under the 2013 Plan was increased by 960 shares as a result of the automatic increase provision of the 2013 Plan. As of March 31, 2014, the total number of shares of common stock available for issuance under the 2013 Plan was 964.

Stock-based compensation expense

Stock-based compensation expense by award type was as follows:

	Three months ended March 31,
	2014	2013
Stock options	$2,477	$639
Restricted stock awards	16	22

	$2,493	$661

As of March 31, 2014, there was $20,430 of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards that is expected to be recognized over a weighted-average period of 3.2 years.

During the three months ended March 31, 2014, the Company issued 2 shares of restricted common stock in exchange for consulting services. The shares vested upon issuance and the Company recognized $42 of expense related to the services provided.

During the three months ended March 31, 2014, 123 options held by former employees were modified to extend the expiration date. The modification was valued using a Black-Scholes option valuation model and the Company accounted for the $643 of incremental value within general and administrative expense.

Restricted common stock

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2013	69	$0.95
Granted	—	—
Vested	(21)	0.95
Forfeited	—	—

Unvested balance at March 31, 2014	48	$0.95

Stock options

The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2013	3,958	$5.21
Granted	724	$23.87
Exercised	(322)	$2.22
Canceled or forfeited	(37)	$5.21

Outstanding at March 31, 2014	4,323	$8.56

Exercisable at March 31, 2014	1,442	$2.86

Vested and expected to vest at March 31, 2014	4,240	$8.50

Options exercisable for 322 shares of common stock were exercised during the three months ended March 31, 2014, resulting in total proceeds to the Company of $572. In accordance with the stock option plans, the shares were issued from a pool of shares reserved for issuance under the stock option plans described above.

Employee stock purchase plan

On June 3, 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s initial public offering on June 24, 2013. The 2013 ESPP authorizes the initial issuance of up to a total of 238 shares of the Company’s common stock to participating employees. As of March 31, 2014, the first offering under the 2013 ESPP has not occurred.

Warrants

As of March 31, 2014 and December 31, 2013, the Company had 338 warrants outstanding to purchase common stock. During the three months ended March 31, 2014, there were no warrants exercised and no cancellations or expirations.

7.	Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. There were no significant income tax provisions or benefits for the three months ended March 31, 2014 and 2013. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company has allocated its valuation allowance in accordance with the provisions of ASC 740, Income Taxes, which resulted in a current deferred tax asset of $693 and a non-current deferred tax liability of $693.

8.	Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended March 31,
	2014	2013
Preferred stock	—	16,389
Warrants	338	440
Outstanding stock options	4,323	3,653
Unvested restricted stock	48	132

	4,709	20,614

9.	Subsequent events

The Company has evaluated all events or transactions that occurred after March 31, 2014. In the judgment of management, there were no material events that impacted the unaudited condensed consolidated financial statements or disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on March 5, 2014.

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

We are conducting a Phase II/III clinical study of our most advanced product candidate, Lenti-D, to evaluate its safety and efficacy in subjects with childhood cerebral adrenoleukodystrophy, or CCALD, a rare, hereditary neurological disorder affecting young boys that is often fatal. In October 2013, we announced that the first subject had been treated in this study. We are also planning to conduct an observational study of subjects with CCALD treated by allogeneic hematopoietic stem-cell transplant referred to as the ALD-103 study.

We also are conducting Phase I/II clinical studies in both the United States and Europe of our next most advanced product candidate, LentiGlobin, to evaluate its safety and efficacy in subjects with ß-thalassemia major and, in the European clinical study, sickle cell disease, or SCD, which are hereditary blood disorders that often lead to severe anemia and shortened lifespans. In December 2013, we announced that the first subject with ß-thalassemia major had been treated in our European study. In March 2014, we announced that the first subject with ß-thalassemia major had been treated in our study in the United States. We are planning to present initial results from the European clinical study of ß-thalassemia major at the European Hematology Association Congress in Milan, Italy in June 2014.

We also have an active investigational new drug application in the United States for a Phase I/II clinical study to evaluate the safety and efficacy of LentiGlobin in subjects with severe SCD. We are planning to treat the first SCD patient with our LentiGlobin product candidate in 2014. In addition, in March 2013, we announced a global strategic collaboration with Celgene Corporation to discover, develop and commercialize chimeric antigen receptor-modified T cells, or CAR-T cells, as potentially disease-altering gene therapies in oncology.

Since our inception in 1992, we have devoted substantially all of our resources to our development efforts relating to our product candidates, including activities to manufacture product in compliance with good manufacturing practices, or GMP, to conduct clinical studies of our product candidates, to provide general and administrative support for these operations and to protect our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of common stock in our initial public offering, or IPO, private placements of preferred stock and warrants and through collaborations.

In March 2013, we entered into a strategic collaboration with Celgene Corporation, or Celgene, to discover, develop and commercialize CAR-T cells as potentially disease-altering gene therapies in oncology. This collaboration has an initial term of three years, and Celgene has made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. During the three months ended March 31, 2014, we recognized $6.3 million of revenue associated with our collaboration with Celgene related to the research and development services performed. As of March 31, 2014, there is $49.0 million of deferred revenue related to our collaboration with Celgene that is classified as current or long-term in the accompanying balance sheets based on the contractual term of the arrangement.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $10.6 million for the three months ended March 31, 2014, and our accumulated deficit was $109.3 million as of March 31, 2014. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	expenses incurred under agreements with CROs and investigative sites that conduct our clinical studies;

•	costs of acquiring, developing, and manufacturing clinical study materials;

•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and

•	costs associated with preclinical activities and regulatory operations.

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

From inception through March 31, 2014, we have incurred $107.0 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our Lenti-D and LentiGlobin product candidates and conduct research and development activities under our strategic collaboration with Celgene. Our research and development activities include the following:

•	We are conducting a Phase II/III clinical study to examine the safety and efficacy of our Lenti-D product candidate in the treatment of CCALD. In October 2013, we announced that the first subject had been treated in this study.

•	We are conducting a Phase I/II clinical study in France to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with ß-thalassemia major and SCD. In December 2013, we announced that the first subject had been treated in this study.

•	We are conducting a Phase I/II clinical study in the United States to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with ß-thalassemia major. In March 2014, we announced that the first subject had been treated in this study.

•	We are planning to initiate a Phase I/II clinical study in the United States to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with severe SCD.

•	We will continue to manufacture clinical study materials in support of our clinical studies.

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials. Effective January 1, 2014, we began allocating salary and benefit costs directly related to specific programs. We do not allocate personnel-related discretionary bonus or stock-based compensation costs, costs associated with our general platform improvements, depreciation or other indirect costs that are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table below:

	Three months ended March 31,
	2014	2013
	(in thousands)
Lenti-D	$2,810	$1,076
LentiGlobin	3,865	1,362
Pre-clinical programs	1,097	—

Total direct research and development expense	7,772	2,438
Employee- and contractor-related expenses	2,000	2,055
Platform-related lab expenses	266	348
Facility expenses	1,055	295
Other expenses	370	148

Unallocated personnel and other expenses	3,691	2,846

Total research and development expense	$11,463	$5,284

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance premiums, and investor relations costs associated with being a public company. Additionally, if and when we believe a regulatory approval of the first product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Other income (expense), net

Other income and expense consists primarily of interest income earned on cash and cash equivalents, the gain or loss associated with the change in the fair value of preferred stock warrants, foreign currency gain or loss and tax incentives from the Massachusetts Life Sciences Center.

Results of Operations

Comparison of the three months ended March 31, 2014 and March 31, 2013:

	Three months ended March 31,
	2014	2013	Change
	(in thousands)
Revenue:
Collaboration revenue	$6,250	$1,042	$5,208
Research and license fees	85	85	—

Total revenue	6,335	1,127	5,208
Operating expenses:
Research and development	11,463	5,284	6,179
General and administrative	5,540	2,324	3,216

Total operating expenses	17,003	7,608	9,395

Loss from operations	(10,668)	(6,481)	4,187
Other income (expense), net	59	(63)	(122)

Net loss	$(10,609)	$(6,544)	$4,065

Revenue. Total revenue was $6.3 million for the three months ended March 31, 2014, compared to $1.1 million for the three months ended March 31, 2013. The increase of $5.2 million was primarily due to a full quarter of revenue from our Celgene collaboration, which was signed on March 19, 2013 and is expected to be recognized on a straight-line basis through March 2016.

Research and development expenses. Research and development expenses were $11.5 million for the three months ended March 31, 2014, compared to $5.3 million for the three months ended March 31, 2013. The increase of $6.2 million was primarily due to the increase in headcount and material production related expenses necessary to support the advancement of our programs, including the new Celgene collaboration, and included the following increases in expenses:

•	Direct research and development expenses:

•	$2.2 million of employee compensation and benefits, of which $0.7 million was related to stock-based compensation.

•	$1.5 million of materials production costs for the Starbeam (formerly referred to as ALD-102), Northstar (formerly referred to as HGB-204) and HGB-205 clinical studies.

•	$1.1 million of clinical trial related costs.

•	$0.6 million of direct project lab supplies related to increased headcount and scale up process development activities.

•	Other expenses:

•	$0.9 million in rent and other facility-related expenses related to our new corporate headquarters.

General and administrative expenses. General and administrative expenses were $5.5 million for the three months ended March 31, 2014, compared to $2.3 million for the three months ended March 31, 2013. The increase of $3.2 million was primarily due to the following increases in expenses: $2.0 million of employee-related costs to support our overall growth, of which $0.6 million was related to stock-based compensation and $0.8 million was related to a one-time severance charge; $0.6 million of professional fees to support the requirements of being a public company; $0.5 million in rent and other facility-related expenses related to our new corporate headquarters to accommodate increased headcount and $0.3 million in general office expenses as a result of increased headcount.

Other income (expense), net. Other income (expense), net, was $0.06 million for the three months ended March 31, 2014, compared to $(0.06) million for the three months ended March 31, 2013. The change of $0.1 million was primarily due to receipt of a tax incentive from the Massachusetts Life Sciences Center and the re-measurement of our previously outstanding convertible preferred stock warrants.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of March 31, 2014, we had an accumulated deficit of $109.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the sale of common stock, preferred stock and through the Celgene collaboration. On June 24, 2013, we completed our IPO, whereby we sold 6,832,352 shares of common stock at a price of $17.00 per share for aggregate net proceeds received by us of $104.9 million. As of March 31, 2014, we had cash and cash equivalents of approximately $192.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in money market mutual funds consisting of U.S. government-backed securities.

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	Three months ended March 31,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(11,934)	$66,018
Investing activities	(2,517)	(812)
Financing activities	671	(381)

Net (decrease) increase in cash and cash equivalents	$(13,780)	$64,825

Cash Flows from Operating Activities. The decrease in cash provided by operating activities for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily due to the up-front payment related to the Celgene collaboration agreement that we received in March 2013. The net cash used in operating activities was $11.9 million for the three months ended March 31, 2014 and primarily consisted of a net loss of $10.6 million adjusted for non-cash items including stock-based compensation of $2.5 million, depreciation and amortization of $0.5 million and a net decrease in operating assets and liabilities of $4.3 million. The significant items in the decrease in operating assets and liabilities include a decrease in prepaid expenses and other current assets of $2.1 million, a decrease in accounts payable of $2.4 million and a decrease in deferred revenue of $6.3 million due to amortization of the up-front payment related to the Celgene collaboration, offset by an increase in accrued expenses and other current liabilities of $1.7 million and an increase in deferred rent of $0.6 million.

Cash Flows from Investing Activities. The net cash used in investing activities was $2.5 million for the three months ended March 31, 2014 and was due to the purchase of fixed assets. The fixed asset purchases primarily consisted of leasehold improvements for the build-out of our new corporate headquarters.

Cash Flows from Financing Activities: The net cash provided by financing activities was $0.7 million for the three months ended March 31, 2014 and was due to proceeds from the exercise of stock options.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future; and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new gene therapy products; and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations. We believe that our existing cash and cash equivalents as of March 31, 2014 will be sufficient to fund our projected operating requirements through at least the end of 2015. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties; and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the progress, timing, costs and results of clinical studies for our products, including our Phase II/III Lenti-D study and our Phase I/II LentiGlobin studies;

•	the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

•	the ability of our product candidates to successfully progress through clinical development;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need to expand our research and development activities;

•	our need and ability to hire additional personnel;

•	our need to implement additional infrastructure and internal systems;

•	the effect of competing technological and market developments; and

•	the cost of establishing sales, marketing and distribution capabilities for any products for which we may receive regulatory approval.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2014 and the effects such obligations have on our liquidity and cash flows in future periods.

			2015	2017
			through	through	After
	Total	2014	2016	2018	2018
	(in thousands)
150 Second Street Lease (1)	$24,587	$1,537	$5,335	$5,559	$12,156
840 Memorial Drive Lease (2)	845	632	213	—	—
License costs (3)	822	51	271	500	—

Total	$26,254	$2,220	$5,819	$6,059	$12,156

(1)	Includes a reduction of $0.4 million in the rent abatement on our 150 Second Street, Cambridge, Massachusetts lease due to our subleasing of our 840 Memorial Drive facility.
(2)	Excludes $0.5 million and $0.2 million of sublease receipts for 2014 and 2015, respectively, for our 840 Memorial Drive leased space.
(3)	License costs include annual maintenance fee payments. We have not included annual license maintenance fees or minimum royalty payments after December 31, 2018, as we cannot estimate if they will occur.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

There have been no material changes to our critical accounting policies from those described in “Management’s discussion and analysis of financial condition and results of operations” included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission pursuant to Rule 424 on March 5, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $192.5 million and $206.3 million, respectively, primarily invested in money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of March 31, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2014, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the Securities and Exchange Commission, or the SEC, on March 5, 2014.

Risks related to the discovery and development of our product candidates

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. At the moment, no gene therapy products have been approved in the United States and only one product has been approved in the European Union (EU).

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

In addition, the clinical study requirements of the FDA, the EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. At the moment, only one gene therapy product, UniQure’s Glybera, which received marketing authorization in the EU in 2012, has been approved in the Western world, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in either the EU or the United States. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

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

Any inability to successfully complete preclinical and clinical development could result in additional costs to us or impair our ability to generate revenues from product sales, regulatory and commercialization milestones and royalties. In addition, if we make manufacturing or formulation changes to our product candidates, we may need to conduct additional studies to demonstrate comparability of our modified product candidates to earlier versions. Clinical study delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

If the results of our clinical studies are inconclusive or if there are safety concerns or adverse events associated with our product candidates, we may:

•	be delayed in obtaining regulatory approval for our product candidates, if at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	be required to perform additional clinical studies to support approval or be subject to additional post-marketing testing requirements;

•	have regulatory authorities withdraw their approval of the product or impose restrictions on its use;

•	be subject to the addition of labeling statements, such as warnings or contraindications;

•	be sued; or

•	experience damage to our reputation.

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

* The results from our Starbeam Study (formerly referred to as ALD-102) may not be sufficiently robust to support the submission of marketing approval for our Lenti-D product candidate. Before we submit Lenti-D for marketing approval, the FDA and the EMA may require us to enroll additional subjects, conduct additional clinical studies, or evaluate subjects for an additional follow-up period.

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

In addition, the Starbeam Study was not designed to achieve a statistically significant efficacy determination. Rather, we anticipate that Lenti-D safety and efficacy will be evaluated in light of the data collected in our retrospective ALD-101 Study and potentially our observational ALD-103 study. However, due to the retrospective nature of the ALD-101 study, and the limited number of patients with this condition, the FDA has advised us that the ALD-101 Study is not sufficiently robust to serve as a conventional historical control group and as a basis of comparison against the results of the Starbeam Study. Thus, we expect that the FDA will assess the totality of the safety and efficacy data from our CCALD clinical studies in reviewing any future BLA submission for our Lenti-D product candidate. Based on this assessment, the FDA may require that we conduct additional preclinical or clinical studies prior to submitting or approving a BLA for this indication.

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

Risks related to our reliance on third parties

We expect to rely on third parties to conduct some or all aspects of our vector production, drug product manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We do not expect to independently conduct all aspects of our vector production, product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to these items. In some cases these third parties are academic, research or similar institutions that may not apply the same quality control protocols utilized in certain commercial settings.

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

Employees of our CROs are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and nonclinical programs, which must be conducted in accordance with GCPs and GLPs, respectively. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical studies may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $25.3 million and $23.7 million for the years ended December 31, 2013 and 2012, respectively, and $10.6 million for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $109.3 million.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and convertible debt and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations or additional grants. We have not completed pivotal clinical studies for any product candidate and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of our product candidates;

•	expand the scope of our current clinical studies for our product candidates;

•	initiate additional preclinical, clinical or other studies for our product candidates, including under our collaboration agreement with Celgene;

•	further develop the manufacturing process for our vectors or our product candidates;

•	change or add additional manufacturers or suppliers;

•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;

•	seek to identify and validate additional product candidates;

•	acquire or in-license other product candidates and technologies;

•	make milestone or other payments under any in-license agreements;

•	maintain, protect and expand our intellectual property portfolio;

•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;

•	attract and retain skilled personnel;

•	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and

•	experience any delays or encounter issues with any of the above.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize our product candidates. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing research and preclinical and clinical development of our product candidates;

•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical studies;

•	developing a sustainable, scalable, reproducible, and transferable manufacturing process for our vectors and product candidates;

•	establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products and services to support clinical development and the market demand for our product candidates, if approved;

•	launching and commercializing product candidates for which we obtain regulatory and marketing approval, either by collaborating with a partner or, if launched independently, by establishing a sales force, marketing and distribution infrastructure;

•	obtaining reimbursement for our product candidates from third-party payors;

•	obtaining market acceptance of our product candidates and gene therapy as a viable treatment option;

•	addressing any competing technological and market developments;

•	identifying and validating new gene therapy product candidates;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; and

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how.

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

As of March 31, 2014, our cash and cash equivalents were $192.5 million. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations through at least the end of 2015. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

Additionally, since the HSCs have a limited window of stability following extraction from the patient, we must set up transduction facilities in the regions where we wish to commercialize our product. Currently, we rely on academic institutions and third-party contract manufacturers in the United States and Europe to produce our product candidates for our clinical studies. Since a portion of our target patient populations will be outside the United States and Europe, we will need to set up additional transduction facilities that can replicate our transduction process. Establishment of such facilities may be impeded by technical, quality, or regulatory issues related to these new sites and we may also run into technical or scientific issues related to transfer of our transduction process or other developmental issues that we may be unable to resolve in a timely manner or with available funds.

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

Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals, the commercial success of our product candidates will depend in part on the medical community, patients, and third-party payors accepting gene therapy products in general, and our product candidates in particular, as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the potential efficacy and potential advantages over alternative treatments;

•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

•	the prevalence and severity of any side effects resulting from the chemotherapy and myeloablative treatments associated with the procedure by which our product candidates are administered;

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support and timing of market introduction of competitive products;

•	the pricing of our products;

•	publicity concerning our products or competing products and treatments; and

•	sufficient third-party insurance coverage or reimbursement.

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

*If we obtain approval to commercialize our product candidates outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect that we will be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for approval of drugs and biologics in foreign countries;

•	reduced protection for intellectual property rights;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets; and

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments, such as stem cell transplants or gene therapy. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

Our target patient populations are relatively small, as a result, the pricing and reimbursement of our product candidates, if approved, must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our product to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products.

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

Risks related to our business operations

* If we undertake business combinations, collaborations or similar strategic transactions, they may disrupt our business, divert management’s attention, dilute stockholder value or be difficult to integrate.

On a regular basis, we consider various business combination transactions, collaborations, license agreements and strategic transactions with third parties, including transactions which may result in us acquiring, or being acquired by, a third party. The consummation or performance of any future business combination, collaboration or strategic transaction may involve risks, such as:

•	diversion of managerial resources from day-to-day operations;

•	challenges associated with integrating acquired technologies and operations of acquired companies;

•	exposure to unforeseen liabilities;

•	difficulties in the assimilation of different cultures and practices, as well as in the assimilation and retention of broad and geographically dispersed personnel and operations;

•	misjudgment with respect to value, return on investment or strategic fit;

•	higher than expected transaction costs; and

•	additional dilution to our existing stockholders if we issue equity securities as consideration for any acquisitions.

As a result of these risks, we may not be able to achieve the expected benefits of any such transaction. If we are unsuccessful in completing or integrating any acquisition, we may be required to reevaluate that component of our strategy only after we have incurred substantial expenses and devoted significant management time and resources in seeking to complete and integrate the acquisition.

Future business combinations could involve the acquisition of significant intangible assets. We may need to record write-downs from future impairments of identified intangible assets and goodwill. These accounting charges would increase a reported loss or reduce any future reported earnings. In addition, we could use substantial portions of our available cash to pay the purchase price for company or product candidate acquisitions. Subject to the limitations under our existing indebtedness, it is possible that we could incur additional debt or issue additional equity securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

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

As of March 31, 2014, we had 91 full-time employees. As we mature and continue the activities required under our collaboration with Celgene, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

The use of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by subjects participating in clinical trials, consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;

•	withdrawal of clinical study participants;

•	costs due to related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our product candidates; and

•	decreased demand for our product candidates, if approved for commercial sale.

We carry product liability insurance and we believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

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

Our executive officers, directors, and their affiliates beneficially own approximately 25% of our outstanding common stock. Therefore, these stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to influence all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to impact elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. The Company has completed several financings since its inception which we believe have resulted in a change in control as defined by IRC Section 382. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Nick Leschly, President and Chief Executive Officer, Jeffrey Walsh, Chief Operating Officer, Mitchell Finer, Chief Scientific Officer, and David Davidson, Chief Medical Officer) have entered into trading plans covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: May 13, 2014	By:	/s/ Nick Leschly
Nick Leschly
President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: May 13, 2014	By:	/s/ Jeffrey T. Walsh
Jeffrey T. Walsh
Chief Operating Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Form of Common Stock Warrant	S-1/A	333-188605	4.2	May 14, 2013

4.3	Form of Series A-1 Preferred Stock Warrant	S-1/A	333-188605	4.3	May 14, 2013

4.4	Form of Series B Preferred Stock Warrant	S-1/A	333-188605	4.4	May 14, 2013

4.5	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1/A	333-188605	4.5	May 14, 2013

10.1	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.1	May 14, 2013

10.2	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.2	May 14, 2013

10.3	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1/A	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1/A	333-188605	10.6	May 14, 2013

10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1/A	333-188605	10.7	May 14, 2013

10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1/A	333-188605	10.8	May 14, 2013

10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.10†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1/A	333-188605	10.9	May 14, 2013

10.11†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-188605	10.10	May 14, 2013

10.12†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1/A	333-188605	10.11	May 14, 2013

10.13	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.14	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.15	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.16	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.17	Offer Letter, dated September 27, 2011 by and between the Registrant and Linda Bain	S-1/A	333-188605	10.16	June 4, 2013

10.18	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	—	—	—	Filed herewith

10.19	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	—	—	—	Filed herewith

10.20	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.21	Executive Cash Incentive Bonus Plan	S-1/A	333-188605	10.18	May 14, 2013

10.22	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.23	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

21.1	Subsidiaries of the Registrant	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101††	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.	—	—	—	Furnished herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under the Sections.