Form 10-Q
period 2014-06-30
bluebird bio, Inc.
filed 2014-08-12
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 29, 2014, there were 28,595,796 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par value amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$175,710	$206,279
Deferred tax assets	3,106	693
Prepaid expenses and other current assets	4,053	5,015

Total current assets	182,869	211,987
Property and equipment, net	12,857	10,920
Intangible assets	30,100	—
Goodwill	13,128	—
Restricted cash and other non-current assets	1,668	1,483

Total assets	$240,622	$224,390

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,586	$4,359
Accrued expenses and other current liabilities	11,670	5,175
Deferred revenue, current portion	25,291	25,340

Total current liabilities	39,547	34,874
Deferred rent, net of current portion	8,056	6,740
Deferred revenue, net of current portion	17,708	30,208
Contingent consideration, net of current portion	6,097	—
Deferred tax liabilities	3,106	693
Other non-current liabilities	352	208

Total liabilities	74,866	72,723

Commitments and contingencies (Note 4)

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 25,077 and 23,940 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	251	239
Additional paid-in capital	276,315	250,103
Accumulated deficit	(110,810)	(98,675)

Total stockholders' equity	165,756	151,667

Total liabilities and stockholders' equity	$240,622	$224,390

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Collaboration revenue	$6,250	$6,249	$12,500	$7,291
Research and license fees	85	85	170	170

Total revenue	6,335	6,334	12,670	7,461

Operating expenses:
Research and development	13,931	7,247	25,394	12,531
General and administrative	5,738	3,281	11,277	5,605

Total operating expenses	19,669	10,528	36,671	18,136

Loss from operations	(13,334)	(4,194)	(24,001)	(10,675)
Other income (expense), net	11	(389)	69	(452)

Loss before income taxes	(13,323)	(4,583)	(23,932)	(11,127)

Benefit from income taxes	11,797	—	11,797	—

Net loss	$(1,526)	$(4,583)	$(12,135)	$(11,127)

Net loss per share – basic and diluted:	$(0.06)	$(2.13)	$(0.50)	$(8.94)

Weighted-average number of common shares used in computing net loss per share – basic and diluted:	24,474	2,151	24,312	1,244

Comprehensive loss	$(1,526)	$(4,583)	$(12,135)	$(11,127)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2014	2013
Operating activities
Net loss	$(12,135)	$(11,127)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Noncash benefit on release of tax valuation allowance	(11,797)	—
Depreciation and amortization	1,017	304
Stock-based compensation expense	4,843	2,318
Issuance of restricted common stock in exchange for consulting services to non-employees	168	—
Re-measurement of warrants	—	440
Loss on disposal of equipment	—	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	854	(906)
Accounts payable	(2,702)	(1,416)
Accrued expenses and other liabilities	7,674	617
Deferred revenue	(12,670)	67,539
Deferred rent	1,490	(6)

Net cash (used in) provided by operating activities	(23,258)	57,765

Investing activities
Restricted cash	—	(1,253)
Purchase of property and equipment	(4,534)	(1,265)
Acquisition of business, net of cash acquired	(4,673)	—

Net cash used in investing activities	(9,207)	(2,518)

Financing activities
Proceeds from IPO, net of issuance costs	—	106,180
Repayment of nonrecourse note collateralized by restricted stock	—	344
Proceeds from exercise of stock options	1,896	65

Net cash provided by financing activities	1,896	106,589

(Decrease) increase in cash and cash equivalents	(30,569)	161,836
Cash and cash equivalents at beginning of period	206,279	67,011

Cash and cash equivalents at end of period	$175,710	$228,847

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$344	$281

Offering costs included in accounts payable and accrued expenses	$45	$1,259

Reclassification of warrants to additional paid-in capital	$—	$655

Conversion of preferred stock to common stock upon closing of IPO	$—	$119,841

Receivable for stock option exercise proceeds	$75	$—

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(unaudited)

1. Description of the business

bluebird bio, Inc. (the “Company” or “bluebird”) was incorporated in Delaware on April 16, 1992, and is headquartered in Cambridge, Massachusetts. The Company was formed to develop, manufacture and market therapies to safely and effectively deliver genes useful in the treatment of serious human diseases. Since its inception, the Company has devoted substantially all of its resources to its development efforts relating to its product candidates, including activities to manufacture product in compliance with good manufacturing practices (“GMP”), conduct clinical studies of its product candidates, provide general and administrative support for these operations and protect its intellectual property.

On June 30, 2014, the Company acquired all of the outstanding capital stock of Precision Genome Engineering, Inc. (“Pregenen”) and in connection therewith, obtained the rights to Pregenen’s gene editing and cell signaling technology. See Note 6, “Business combinations,” for additional information.

2. Summary of significant accounting policies and basis of presentation

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2014 and 2013.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Precision Genome Engineering, Inc., bluebird bio France – SARL, bluebird bio Australia Pty Ltd. and bluebird bio Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The assets acquired and liabilities assumed in connection with the Company’s acquisition of Pregenen were recorded at their fair values as of June 30, 2014, the date of the acquisition, and the operating results of Pregenen have been consolidated with those of the Company from the date of acquisition. Any reference in these notes to applicable guidance is meant to refer to GAAP. The Company views its operations and manages its business in one operating segment. All material long-lived assets of the Company reside in the United States.

Summary of accounting policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2013, and the notes thereto, which are included in the Annual Report on Form 10-K, have had no material changes during the six months ended June 30, 2014, except as noted below:

Business combinations

On June 30, 2014, the Company completed its acquisition of Pregenen for total consideration of $30,991, consisting of cash consideration of $5,093, common stock consideration of $19,348 and contingent consideration with an estimated fair value of $6,550. The estimated fair value of the contingent consideration is based upon significant assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and discount rates. The estimated fair value could materially differ from actual values or fair values determined using different assumptions. See Note 3, “Fair value measurements,” for additional information.

This transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill. The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition are summarized in Note 6, “Business combinations.” The estimated fair values of acquired assets and assumed liabilities were determined using the methods discussed in the following paragraphs and require significant judgment and estimates, which could materially differ from actual values and fair values determined using different methods or assumptions.

The purchase price allocation was initially prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed and contingent consideration. Any adjustments to the purchase price allocations are made as soon as practicable but no later than one year from the acquisition date.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company has not recognized any impairment charges related to goodwill.

Intangible assets

Intangible assets consist of acquired core technology with finite lives. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives. The Company evaluates the potential impairment of intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset. The Company has not recognized an impairment charge related to intangible assets.

Contingent consideration

Each reporting period, the Company revalues the contingent consideration obligations associated with business combinations to their fair value and record within operating expenses increases in their fair value as contingent consideration expense and decreases in the fair value as contingent consideration income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as development of the Company’s clinical programs in certain indications progress and additional data are obtained, impacting the Company’s assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. See Note 3, “Fair value measurements,” for additional information.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, among others: acquisition-date fair value and subsequent fair value estimates used to assess impairment of long-lived assets, including goodwill and intangible assets, contingent consideration, stock-based compensation expense, accrued expenses, revenue and income taxes.

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

Other Income and Expense

In March 2014, the Company received an award of $306 of tax incentives from the Massachusetts Life Sciences Center, which will allow the Company to monetize approximately $276 of state research and development tax credits. In exchange for these incentives, the Company pledged to hire an incremental fifteen employees and to maintain the additional headcount through at least December 31, 2018. Failure to do so could result in the Company being required to repay some or all of these incentives. As the Company met the additional headcount during the quarter ended June 30, 2014, the Company has deferred and is amortizing the benefit of this monetization on a straight-line basis over the five-year performance period.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options, unvested restricted stock, warrants, and acquisition holdback shares using the treasury stock method.

Recent accounting pronouncements

During the quarter ended June 30, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective on January 1, 2017 and early adoption is not permitted for public entities. The Company is currently evaluating the potential impact that ASU No. 2014-09 may have on its financial position and results of operations.

3. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2014
Assets:
Cash and cash equivalents	$175,710	$175,710	$—	$—

Total assets	$175,710	$175,710	$—	$—

Liabilities:
Contingent consideration	$6,550	$—	$—	$6,550

Total liabilities	$6,550	$—	$—	$6,550

December 31, 2013
Total cash and cash equivalents	$206,279	$206,279	$—	$—

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of June 30, 2014 and December 31, 2013, cash and cash equivalents comprise funds in cash and money market accounts.

Contingent consideration

In connection with the acquisition of Pregenen, the Company recorded contingent consideration pertaining to the amounts potentially payable to Pregenen’s former equityholders pursuant to the Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, Pregenen and Pregenen’s former equityholders. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive loss.

Contingent consideration may change significantly as development progresses and additional data are obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market assumptions and/or different valuation techniques could result in materially different fair value estimates.

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of preclinical, clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2015 to 2026 and discount rates ranging from 10% to 15%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations which include Level 3 inputs:

Six months ended June 30, 2014
Beginning balance	$—
Additions	6,550
Changes in fair value	—
Payments	—

Ending balance	$6,550

As of June 30, 2014, $453 of the fair value of the Company’s total contingent consideration obligations was reflected as components of accrued expenses and other current liabilities within the condensed consolidated balance sheets with the remaining balances reflected as a non-current liability.

4. Commitments and contingencies

On June 3, 2013, the Company entered into a nine-year building lease for approximately 43,600 square feet of space for its new corporate headquarters at 150 Second Street, Cambridge, Massachusetts, which commenced in December 2013. The lease has monthly lease payments of $209 the first 12 months with annual rent escalations thereafter and provided a rent abatement of $209 per month for the first six months. The Company has the option to extend this lease by an additional five years. As the Company obtained access to the newly leased space on July 22, 2013 in order to begin the build-out, this is considered the lease commencement date for accounting purposes, thus rent expense began on this date and is recognized on a straight-line basis over the term of the lease. In addition, the lease provided a contribution from the landlord towards the initial build-out of the space of up to $6,538. The Company capitalizes the leasehold improvements as property and equipment and records the landlord incentive payments received as deferred rent and amortizes these amounts as reductions to rent expense over the lease term. In accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1,253, naming the landlord as beneficiary. This letter of credit may be reduced to $1,044, $835, and $627 upon the rent commencement date and the first and second anniversaries of the rent commencement date, respectively. The Company relocated into its new corporate headquarters in December 2013 and ceased use of its former facility during the first quarter of 2014. During the first quarter of 2014, the Company fully subleased its former facility, which decreased the rent abatement available under its new lease. The lease for the Company’s former headquarters, located at 840 Memorial Drive, Cambridge, Massachusetts, expires on March 31, 2015.

On June 9, 2014, the Company amended its lease agreement to add an additional 9,869 square feet of space for its corporate headquarters at 150 Second Street, Cambridge, Massachusetts. The expansion increases the monthly lease payments by $47 beginning in September 2014 with rent escalations thereafter. In addition, the lease amendment provides a contribution from the landlord towards the build-out of the additional space of up to $1,234.

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2014 and December 31, 2013 or royalties on future sales of specified products.

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

The Company’s wholly-owned subsidiary bluebird bio France – SARL participates in the French Crédit d’Impôt Recherche (“CIR”) program which allows companies to monetize up to 30% of eligible research expenses. The Company received aggregate reimbursement of $807 related to years 2010 through 2012. The Company recognized these amounts as reductions to research and development expense in the periods incurred. The years 2010 through 2013 are open and subject to examination. The Company has applied for $873 related to 2013, which is classified as current assets and has not yet applied for $566 related to the six months ended June 30, 2014 which are classified as non-current assets within the condensed consolidated balance sheets as of June 30, 2014. The Company received a notice from the Ministère de l’Enseignement Supérieur et de la Recherche in March 2014 inquiring of the Company regarding the eligibility of such research expenses pursuant to the CIR program. Based on the nature of the research activities conducted by bluebird bio France, SARL, the Company has concluded that it is probable that these receivables are collectable. However, any adjustment as a result of the inquiry would result in a refund of the amounts previously received or impairment of the Company’s receivable.

In June 2014, the Company acquired Pregenen. The Company may be required to make up to an additional $135,000 in future contingent cash payments upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15,000 relates to preclinical milestones, $20,100 relates to clinical milestones and $99,900 relates to commercial milestones. In accordance with accounting for business combinations guidance, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain preclinical, clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. See Note 3, “Fair value measurements,” and Note 6, “Business combinations,” for additional information.

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

Under the terms of the Collaboration Agreement, the Company received a $75,000 up-front, non-refundable cash payment. The Company will be responsible for conducting discovery, research and development activities through completion of Phase I clinical studies, if any, during the initial term of the agreement, or three years. The collaboration is governed by a joint steering committee (“JSC”) formed by an equal number of representatives from the Company and Celgene. The JSC will, among other activities, review the collaboration program, review and evaluate product candidates and approve regulatory plans. In addition to the JSC, the Collaboration Agreement provides that the Company and Celgene each appoint representatives to a patent committee, which is responsible for managing the intellectual property developed and used during the collaboration.

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

During the three and six months ended June 30, 2014, the Company recognized $6,250 and $12,500, respectively, of revenue associated with its collaboration with Celgene related to the recognition of discovery, research and development services. As of June 30, 2014, there was $42,708 of deferred revenue related to the Company’s collaboration with Celgene which is classified as current or non-current in the condensed consolidated balance sheets based on the contractual term of the arrangement.

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

The funding, or a portion thereof depending on timing, shall be repaid to AFM upon any of the following events: (i) upon out-licensing or sale of the program, (ii) upon obtaining the first product authorization for the market, or (iii) upon sale of the Company, provided that development of the program is active at the time of such sale. The agreement is for a period of four years. The Company believes that repayment of the funds paid under the agreement is not probable as of the date of the agreement, June 30, 2014 or December 31, 2013. The Company recognizes the revenue under this arrangement on a straight-line basis over the term of the agreement and will reassess the probability of repayment at the end of each reporting period.

6. Business combinations

On June 30, 2014, the Company completed its acquisition of Pregenen, a privately-held biotechnology company, upon which Pregenen became a wholly-owned subsidiary. As a result, the Company obtained gene editing and cell signaling technology with a broad range of potential therapeutic applications.

Under the terms of the Stock Purchase Agreement, the Company purchased all of Pregenen’s outstanding capital stock in exchange for 405 unregistered shares of common stock and $5,093 in cash. The consideration for the transaction also includes an additional 94 shares of common stock that will be held for a period of 18 months after the acquisition and may be used to settle certain claims for indemnification for breaches or inaccuracies in Pregenen’s representations and warranties, covenants, and agreements and an additional 2 shares relating to a working capital adjustment. The Stock Purchase Agreement also provides for up to $135,000 in future contingent cash payments upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15,000 relates to preclinical milestones, $20,100 relates to clinical milestones and $99,900 relates to commercial milestones.

The acquisition-date fair value of the purchase consideration is as follows:

Cash	$5,093
Common stock	19,348
Contingent consideration	6,550

Total purchase consideration	$30,991

Common stock in the table above is comprised of $15,636 in common stock transferred, $3,630 in common stock that will be held back for a period of 18 months and $82 related to a working capital adjustment.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at estimated fair value as of the date of acquisition, with the remaining consideration transferred recorded as goodwill.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

June 30, 2014
Cash	$420
Gene editing platform intangible asset	30,100
Goodwill	13,128
Other assets acquired	111

Total assets acquired	43,759

Deferred tax liabilities	11,797
Other liabilities assumed	971

Total liabilities assumed	12,768

Net assets acquired	$30,991

The purchase price allocation has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed and contingent consideration. Any adjustments to the purchase price allocation will be made as soon as practicable, but no later than one year from June 30, 2014, the acquisition date.

The fair value of the gene editing platform intangible asset was determined using a relief from royalty approach, including assumptions of projected revenues and royalty rate in addition to a discount rate of 15.5% applied to the projected cash flows. The Company considers the intangible asset acquired to be developed technology, as at the date of the acquisition it could be used the way it is intended to be used in certain ongoing research and development activities. The Company believes the assumptions are representative of those a market participant would use in estimating fair value. The gene editing platform intangible asset will be amortized to research and development expense over its expected useful life of approximately eight years.

The estimated amortization of intangible assets for the year ended December 31, 2014 and for each of the five succeeding years and thereafter is as follows:

2014	$1,881
2015	3,763
2016	3,763
2017	3,763
2018	3,763
2019 and thereafter	13,167

Total	$30,100

The deferred tax liabilities of $11,797 primarily relate to the tax impact of future amortization or impairments associated with the identified intangible asset, which is not deductible for tax purposes. See Note 8 “Income taxes,” for additional information.

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed and is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist. Among the factors which resulted in goodwill for the Pregenen acquisition was the opportunity to recognize synergies with the Company’s existing gene insertion platform and deferred tax liabilities recognized in connection with the acquisition.

The Company incurred a total of $171 in transaction costs in connection with the acquisition, which were included in general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014.

In connection with the acquisition, the Company issued 3 shares of common stock to a former consultant of Pregenen and recognized $151 of expense within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2014.

7. Stock-based compensation and warrants

In 2013, the Company’s board of directors and stockholders approved the 2013 Stock Option and Incentive Plan (“2013 Plan”) which allows for the granting of incentive stock options, non-qualified stock options, restricted stock and restricted stock unit awards, as well as other equity awards to the employees, members of the board of directors and consultants of the Company. The 2013 Plan replaced the 2010 Stock Option and Grant Plan. In January 2014, the number of shares of common stock available for issuance under the 2013 Plan was increased by 960 shares as a result of the automatic increase provision of the 2013 Plan. As of June 30, 2014, the total number of shares of common stock available for issuance under the 2013 Plan was 806.

Stock-based compensation expense

Stock-based compensation expense by award type was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock options	$2,335	$1,623	$4,812	$2,262
Restricted stock awards	16	34	31	56

	$2,351	$1,657	$4,843	$2,318

As of June 30, 2014, there was $21,288 of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards that is expected to be recognized over a weighted-average period of 3.0 years.

During the six months ended June 30, 2014, the Company issued 2 shares of restricted common stock in exchange for consulting services. The shares vested upon issuance and the Company recognized $42 of expense related to the services provided.

During the six months ended June 30, 2014, 123 options held by former employees were modified to extend the expiration date. The modification was valued using a Black-Scholes option valuation model and the Company accounted for the $643 of incremental value within general and administrative expenses.

Restricted common stock

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2013	69	$0.95
Granted	—	—
Vested	(42)	0.95
Forfeited	—	—

Unvested balance at June 30, 2014	27	$0.95

Stock options

The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares	Weighted- average exercise price per share
Outstanding at December 31, 2013	3,958	$5.21
Granted	937	$23.66
Exercised	(691)	$2.90
Canceled or forfeited	(92)	$14.98

Outstanding at June 30, 2014	4,112	$9.59

Exercisable at June 30, 2014	1,383	$3.61

Vested and expected to vest at June 30, 2014	4,058	$9.64

Options exercisable for 691 shares of common stock were exercised during the six months ended June 30, 2014, resulting in total proceeds to the Company of $1,864. In accordance with the stock option plans, the shares were issued from a pool of shares reserved for issuance under the stock option plans described above.

Employee stock purchase plan

On June 3, 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s initial public offering on June 24, 2013. The 2013 ESPP authorizes the initial issuance of up to a total of 238 shares of the Company’s common stock to participating employees. The first offering period under the 2013 ESPP opened on August 1, 2014.

Warrants

As of June 30, 2014 and December 31, 2013, the Company had 338 warrants outstanding to purchase common stock. During the three and six months ended June 30, 2014, there were no warrants exercised and no cancellations or expirations.

8. Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company has allocated its valuation allowance in accordance with the provisions of ASC 740, Income Taxes, which resulted in a current deferred tax asset of $3,106 and a non-current deferred tax liability of $3,106 as of June 30, 2014.

As a result of the acquisition of Pregenen, the Company recorded intangible assets for which there is no tax basis, resulting in a deferred tax liability. The deferred tax liabilities can be used as a source of income to realize the Company’s pre-existing deferred tax assets, thereby resulting in a decrease to the corresponding valuation allowance. The decrease in the valuation allowance resulted in an $11,797 income tax benefit for the three and six months ended June 30, 2014.

9. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Warrants	338	440	338	440
Outstanding stock options	4,112	3,890	4,112	3,890
Unvested restricted stock	27	110	27	110
Acquisition holdback (Note 6)	94	—	94	—

	4,571	4,440	4,571	4,440

10. Subsequent events

In July 2014, the Company sold 3,450 shares of common stock (inclusive of 450 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $34.00 per share. The aggregate net proceeds received by the Company from the offering were $109,776, net of underwriting discounts and commissions and estimated offering expenses payable by the Company of approximately $7,524.

In connection with the Pregenen acquisition, the number of shares comprising the purchase price consideration was increased from 499 to 501 due to a working capital adjustment completed on July 29, 2014. On July 30, 2014, the Company registered a total of 505 shares of common stock issued or to be issued to the former equityholders of Pregenen under the Securities Act of 1933.

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

We are also conducting Phase I/II clinical studies in both the United States and Europe of our next most advanced product candidate, LentiGlobin, to evaluate its safety and efficacy in subjects with ß-thalassemia major and, in the European clinical study, sickle cell disease, or SCD, which are hereditary blood disorders that often lead to severe anemia and shortened lifespans. In December 2013, we announced that the first subject with ß-thalassemia major had been treated in our European study. In March 2014, we announced that the first subject with ß-thalassemia major had been treated in our study in the United States. We presented initial results from the European clinical study of ß-thalassemia major at the European Hematology Association Congress in Milan, Italy in June 2014.

We also have an active investigational new drug application in the United States for a Phase I clinical study to evaluate the safety and efficacy of LentiGlobin in subjects with severe SCD. We are planning to treat the first SCD patient with our LentiGlobin product candidate in 2014. In addition, in March 2013, we announced a global strategic collaboration with Celgene Corporation to discover, develop and commercialize chimeric antigen receptor-modified T cells, or CAR T cells, as potentially disease-altering gene therapies in oncology.

On June 30, 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing and cell signaling technology. Under the terms of the agreement, we paid the former Pregenen equityholders $5.1 million in cash and issued 405,401 shares of our common stock with a fair value of $15.6 million which were registered on July 30, 2014. The consideration for the transaction also includes an additional 94,117 shares of our common stock that will be held for a period of 18 months after the acquisition and may be used to settle certain claims for indemnification for breaches or inaccuracies in Pregenen’s representations and warranties, covenants, and agreements. Additionally, the total consideration was subject to post-closing adjustments relating to the working capital of Pregenen as of closing and 2,119 shares with a fair value of $0.1 million were issued in July 2014. The agreement also provides for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. These future contingent cash payments have a fair value of $6.6 million as of June 30, 2014.

Since our inception in 1992, we have devoted substantially all of our resources to our development efforts relating to our product candidates, including activities to manufacture product in compliance with good manufacturing practices, or GMP, to conduct clinical studies of our product candidates, to provide general and administrative support for these operations and to protect our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of common stock in our public offerings, private placements of preferred stock and warrants and through collaborations.

In March 2013, we entered into a strategic collaboration with Celgene Corporation, or Celgene, to discover, develop and commercialize CAR T cells as potentially disease-altering gene therapies in oncology. This collaboration has an initial term of three years, and Celgene has made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. During the three and six months ended June 30, 2014, we recognized $6.3 million and $12.5 million, respectively, of revenue associated with our collaboration with Celgene related to the research and development services performed. As of June 30, 2014, there is $42.7 million of deferred revenue related to our collaboration with Celgene that is classified as current or long-term in the accompanying balance sheets based on the contractual term of the arrangement.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $12.1 million for the six months ended June 30, 2014 and our accumulated deficit was $110.8 million as of June 30, 2014. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;

•	expenses incurred under agreements with CROs and clinical sites that conduct our clinical studies;

•	costs of acquiring, developing, and manufacturing clinical study materials;

•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies; and

•	costs associated with preclinical activities and regulatory operations.

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

From inception through June 30, 2014, we have incurred $120.9 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue the development of our Lenti-D and LentiGlobin product candidates and conduct research and development activities under our strategic collaboration with Celgene and continue the development of product candidates using the acquired Pregenen technology platform. Our research and development activities include the following:

•	We are conducting a Phase II/III clinical study to examine the safety and efficacy of our Lenti-D product candidate in the treatment of CCALD. In October 2013, we announced that the first subject had been treated in this study.

•	We are conducting a Phase I/II clinical study in France to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with ß-thalassemia major and SCD. In December 2013, we announced that the first subject had been treated in this study.

•	We are conducting a Phase I/II clinical study in the United States to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with ß-thalassemia major. In March 2014, we announced that the first subject had been treated in this study.

•	We are planning to initiate a Phase I clinical study in the United States to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with severe SCD.

•	We will continue to manufacture clinical study materials in support of our clinical studies.

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials. Effective January 1, 2014, we began allocating salary and benefit costs directly related to specific programs. We do not allocate personnel-related discretionary bonus or stock-based compensation costs, costs associated with our general platform improvements, depreciation or other indirect costs that are deployed across multiple projects under development and, as such, the costs are separately classified as personnel and other expenses in the table below:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Lenti-D	$2,232	$952	$5,042	$2,026
LentiGlobin	6,273	2,514	10,138	3,875
Pre-clinical programs	1,160	—	2,257	—

Total direct research and development expense	9,665	3,466	17,437	5,901
Employee- and contractor-related expenses	2,356	2,915	4,357	4,972
Platform-related lab expenses	250	277	516	625
Facility expenses	1,005	329	2,060	623
Other expenses	655	260	1,024	410

Unallocated personnel and other expenses	4,266	3,781	7,957	6,630

Total research and development expense	$13,931	$7,247	$25,394	$12,531

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development, and human resource functions. Other general and administrative expenses include facility-related costs and professional fees for directors, accounting and legal services and expenses associated with obtaining and maintaining patents.

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

Results of Operations

Comparison of the three months ended June 30, 2014 and June 30, 2013:

	Three months ended June 30,
	2014	2013	Change
	(in thousands)
Revenue:
Collaboration revenue	$6,250	$6,249	$1
Research and license fees	85	85	—

Total revenue	6,335	6,334	1
Operating expenses:
Research and development	13,931	7,247	6,684
General and administrative	5,738	3,281	2,457

Total operating expenses	19,669	10,528	9,141

Loss from operations	(13,334)	(4,194)	9,140
Other income (expense), net	11	(389)	(400)

Loss before income taxes	(13,323)	(4,583)	8,740

Benefit from income taxes	11,797	—	(11,797)

Net loss	$(1,526)	$(4,583)	$(3,057)

Research and development expenses. Research and development expenses were $13.9 million for the three months ended June 30, 2014, compared to $7.2 million for the three months ended June 30, 2013. The increase of $6.7 million was primarily due to the increase in headcount and material production related expenses necessary to support the advancement of our programs into clinical trials, as well as expenses for the Celgene collaboration, and included the following increases in expenses:

•	Direct research and development expenses:

•	$1.7 million of employee compensation and benefits, of which $0.1 million was related to stock-based compensation.

•	$2.3 million of materials production costs for our ongoing clinical studies.

•	$1.0 million of clinical trial related costs.

•	$0.5 million of direct project lab supplies related to increased headcount and scale up process development activities.

•	Other expenses:

•	$0.8 million in rent and other facility-related expenses related to our new corporate headquarters.

•	$0.2 million in expenses related to ongoing collaboration agreements.

General and administrative expenses. General and administrative expenses were $5.7 million for the three months ended June 30, 2014, compared to $3.3 million for the three months ended June 30, 2013. The increase of $2.5 million was primarily due to the following increases in expenses: $1.5 million of employee-related costs to support our overall growth, of which $0.5 million was related to stock-based compensation; $0.5 million of professional fees to support the requirements of being a public company; $0.2 million in rent and other facility-related expenses related to our new corporate headquarters to accommodate increased headcount and $0.3 million in general office expenses as a result of increased headcount.

Other income (expense), net. Other income (expense), net, was $0.01 million for the three months ended June 30, 2014, compared to $(0.4) million for the three months ended June 30, 2013. The change of $0.4 million was primarily due to re-measurement of our previously outstanding convertible preferred stock warrants.

Benefit from income taxes. Benefit from income taxes was $11.8 million for the three months ended June 30, 2014, compared to zero for the three months ended June 30, 2013. The change of $11.8 million was due to a decrease in valuation allowance on our deferred tax asset as a result of the deferred tax liability acquired through the Pregenen acquisition, which can be used as a source of future income to realize our deferred tax assets.

Comparison of the six months ended June 30, 2014 and June 30, 2013:

	Six months ended June 30,
	2014	2013	Change
	(in thousands)
Revenue:
Collaboration revenue	$12,500	$7,291	$5,209
Research and license fees	170	170	—

Total revenue	12,670	7,461	5,209
Operating expenses:
Research and development	25,394	12,531	12,863
General and administrative	11,277	5,605	5,672

Total operating expenses	36,671	18,136	18,535

Loss from operations	(24,001)	(10,675)	13,326
Other income (expense), net	69	(452)	(521)

Loss before income taxes	(23,932)	(11,127)	12,805

Benefit from income taxes	11,797	—	(11,797)

Net loss	$(12,135)	$(11,127)	$1,008

Revenue. Total revenue was $12.7 million for the six months ended June 30, 2014, compared to $7.5 million for the six months ended June 30, 2013. The increase of $5.2 million was primarily due to a full first quarter of revenue from our Celgene collaboration, which was signed on March 19, 2013 and is expected to be recognized on a straight-line basis through March 2016.

Research and development expenses. Research and development expenses were $25.4 million for the six months ended June 30, 2014, compared to $12.5 million for the six months ended June 30, 2013. The increase of $12.9 million was primarily due to the increase in headcount and material production related expenses necessary to support the advancement of our programs into clinical trials, as well as expenses for the new Celgene collaboration, and included the following increases in expenses:

•	Direct research and development expenses:

•	$4.0 million of employee compensation and benefits, of which $0.9 million was related to stock-based compensation.

•	$3.9 million of materials production costs for our ongoing clinical studies.

•	$2.1 million of clinical trial related costs.

•	$1.1 million of direct project lab supplies related to increased headcount and scale up process development activities.

•	Other expenses:

•	$1.7 million in rent and other facility-related expenses related to our new corporate headquarters.

•	$0.3 million in expenses related to ongoing collaboration agreements.

•	$0.2 related to license fees

General and administrative expenses. General and administrative expenses were $11.3 million for the six months ended June 30, 2014, compared to $5.6 million for the six months ended June 30, 2013. The increase of $5.7 million was primarily due to the following increases in expenses: $3.5 million of employee-related costs to support our overall growth, of which $1.1 million was related to stock-based compensation and $0.8 million was related to a one-time severance charge; $1.1 million of professional fees to support the requirements of being a public company; $0.7 million in rent and other facility-related expenses related to our new corporate headquarters to accommodate increased headcount and $0.5 million in general office expenses as a result of increased headcount.

Other income (expense), net. Other income (expense), net, was $0.1 million for the six months ended June 30, 2014, compared to $(0.5) million for the six months ended June 30, 2013. The change of $0.5 million was primarily due to re-measurement of our previously outstanding convertible preferred stock warrants.

Benefit from income taxes. Benefit from income taxes was $11.8 million for the six months ended June 30, 2014, compared to zero for the six months ended June 30, 2013. The change of $11.8 million was due to a decrease in valuation allowance on our deferred tax asset as a result of the deferred tax liability acquired through the Pregenen acquisition, which can be used as a source of future income to realize our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of June 30, 2014, we had an accumulated deficit of $110.8 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the sale of common stock, preferred stock and through the Celgene collaboration. On June 24, 2013, we completed our initial public offering, or IPO, whereby we sold 6,832,352 shares of common stock at a price of $17.00 per share for aggregate net proceeds received by us of $104.9 million. As of June 30, 2014, we had cash and cash equivalents of approximately $175.7 million. In July 2014, we sold 3,450,000 shares of common stock (inclusive of 450,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $34.00 per share for aggregate net proceeds to us of $109.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2014, our funds are held in money market mutual funds consisting of U.S. government-backed securities.

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	Six months ended June 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(23,258)	$57,765
Investing activities	(9,207)	(2,518)
Financing activities	1,896	106,589

Net (decrease) increase in cash and cash equivalents	$(30,569)	$161,836

Cash Flows from Operating Activities. The decrease in cash provided by operating activities for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to the up-front payment related to the Celgene collaboration agreement that we received in March 2013. The net cash used in operating activities was $23.3 million for the six months ended June 30, 2014 and primarily consisted of a net loss of $12.1 million adjusted for non-cash items including a noncash benefit on release of tax valuation allowance of $11.8 million, stock-based compensation of $4.8 million, depreciation and amortization of $1.0 million and a net decrease in operating assets and liabilities of $5.4 million. The significant items in the decrease in operating assets and liabilities include a decrease in accounts payable of $2.7 million and a decrease in deferred revenue of $12.7 million due to amortization of the up-front payment related to the Celgene collaboration, offset by an increase in accrued expenses and other current liabilities of $7.7 million and an increase in deferred rent of $1.5 million.

Cash Flows from Investing Activities. The net cash used in investing activities was $9.2 million for the six months ended June 30, 2014 and was primarily due to cash paid for the acquisition of Pregenen of $4.7 million and the purchase of fixed assets of $4.5 million. The fixed asset purchases primarily consisted of leasehold improvements for the build-out of our new corporate headquarters.

Cash Flows from Financing Activities: The net cash provided by financing activities was $1.9 million for the six months ended June 30, 2014 and was due to proceeds from the exercise of stock options.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future; and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new gene therapy products; and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to continue to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations. We believe that our existing cash and cash equivalents, including the net proceeds from our common stock offering in July 2014, will be sufficient to fund our projected operating requirements into 2017. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties; and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the progress, timing, costs and results of clinical studies for our products, including our Phase II/III Starbeam study and our Phase I and Phase I/II LentiGlobin studies;

•	the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

•	the ability of our product candidates to successfully progress through clinical development;

•	the progress, timing and costs of our CAR-T research and development program and Celgene’s intent in continuing to fund the program;

•	our need to expand our research and development activities;

•	the cost of future license fees, milestone payments and royalties arising out of our existing license agreements or our acquisition of Pregenen;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	our ability to integrate the business and operations of Pregenen and realize the benefits of the acquisition;

•	our need and ability to hire additional personnel;

•	our need to implement additional manufacturing infrastructure and internal systems;

•	the effect of competing technological and market developments; and

•	the cost of establishing sales, marketing and product deployment capabilities for any products for which we may receive regulatory approval.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2014 and the effects such obligations have on our liquidity and cash flows in future periods.

	Total	2014	2015 through 2016	2017 through 2018	After 2018
	(in thousands)
150 Second Street Lease (1)	$29,878	$1,631	$6,521	$6,818	$14,908
840 Memorial Drive Lease (2)	635	422	213	—	—
License costs (3)	2,777	46	1,891	840	—

Total	$33,290	$2,099	$8,625	$7,658	$14,908

(1)	Includes a reduction of $0.3 million in the rent abatement on our 150 Second Street, Cambridge, Massachusetts lease due to our subleasing of our 840 Memorial Drive facility.
(2)	Excludes $0.4 million and $0.2 million of sublease receipts for 2014 and 2015, respectively, for our 840 Memorial Drive leased space.
(3)	License costs include annual maintenance fee payments. We have not included annual license maintenance fees or minimum royalty payments after December 31, 2018, as we cannot estimate if they will occur.

We cannot reliably estimate the timing and amount of any payments that may be made to the former equityholders of Pregenen as contingent consideration. The aggregate, undiscounted amount potentially payable is $135.0 million, of which $15.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 relates to commercial milestones,

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, stock-based compensation, and business combinations. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

There have been no material changes to our critical accounting policies from those described in “Management’s discussion and analysis of financial condition and results of operations” included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission pursuant to Rule 424 on March 5, 2014, except as noted below:

Business combinations

On June 30, 2014, we completed our acquisition of Pregenen for total consideration of $31.0 million, consisting of cash consideration of $5.1 million, common stock consideration of $19.3 million and contingent consideration with an estimated fair value of $6.6 million. Future changes in our estimates of contingent consideration may impact research and development expense in future periods. The estimated fair value of the contingent consideration is based upon significant assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and discount rates. The estimated fair value could materially differ from actual values or fair values determined using different assumptions.

This transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill. The estimated fair values of acquired assets and assumed liabilities were determined using the methods discussed in the following paragraphs and require significant judgment and estimates, which could materially differ from actual values and fair values determined using different methods or assumptions.

The purchase price allocation was initially prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value and tax basis of the assets acquired and liabilities assumed and contingent consideration. Any adjustments to the purchase price allocations are made as soon as practicable but no later than one year from the acquisition date.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment within our single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the reporting unit below its carrying amount. We have not recognized any impairment charges related to goodwill.

Intangible Assets

Intangible assets consist of acquired core technology with finite lives. We amortize intangible assets using the straight-line method over their estimated economic lives. We evaluate the potential impairment of intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. The impairment test is based on a comparison of the undiscounted cash flows expected to be generated from the use of the asset group and its eventual disposition to the carrying value of the asset group. If impairment is indicated, the asset is written down by the amount by which the carrying value of the asset exceeds the related fair value of the asset. We have not recognized an impairment charge related to intangible assets.

Contingent consideration

Each reporting period, we revalue the contingent consideration obligations associated with business combinations to their fair value and record increases in their fair value as contingent consideration expense and decreases in the fair value as contingent consideration income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as development of our clinical programs in certain indications progress and additional data are obtained, impacting our assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $175.7 million and $206.3 million, respectively, primarily invested in money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

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

As of June 30, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2014, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

In particular, each of the conditions for which we plan to evaluate our current product candidates are rare genetic disorders with limited patient pools from which to draw for clinical studies. It has been estimated that about 1.5% (80 to 90 million people) of the global population are carriers of ß-thalassemia, with about 60,000 symptomatic individuals born annually, the great majority in the developing world. According to Thalassemia International Federation, about 288,000 patients with ß-thalassemia major are alive and registered as receiving regular treatment around the world, of which we estimate that about 10,000-15,000 live in the United States and Europe. The global incidence of SCD is estimated to be 250,000-300,000 births annually with a global prevalence estimated to be about 20-25 million. The worldwide incidence rate for adrenoleukodystrophy, or ALD, the superset of CCALD, is approximately one in 20,000 newborn males. CCALD accounts for about 30-40% of patients diagnosed with ALD. Further, because newborn screening for CCALD is not widely adopted, and it can be difficult to diagnose CCALD in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our study. The eligibility criteria of our clinical studies will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. Finally, our treatment process requires that the patient be near one of our transduction facilities, as the hematopoietic stem cells, or HSCs, have limited viability following harvest and cannot be transported long distances.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity and potency, or efficacy, of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory agencies on study design;

•	delays in obtaining required Institutional Review Board, or IRB, or Institutional Ethics Committee approval at each clinical study site;

•	delays in recruiting suitable patients to participate in our clinical studies;

•	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical study operations or study sites;

•	failure by our CROs, other third parties or us to adhere to clinical study requirements;

•	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory requirements in other countries;

•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;

•	failure to obtain sufficient cells from patients to manufacture enough drug product or achieve target cell doses;

•	delays in having patients complete participation in a study or return for post-treatment follow-up;

•	clinical study sites or patients dropping out of a study;

•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

*Initial success in our ongoing clinical studies may not be indicative of results obtained when these studies are completed.

On June 14, 2014, we released initial clinical data on two subjects with beta-thalassemia major from our HGB-205 Study of our LentiGlobin BB305 product candidate at the 19th Annual Congress of the European Hematology Association in Milan, Italy. Although the initial clinical data on these two subjects are encouraging, the data are preliminary in nature, based on limited periods of time since patient infusion, and the HGB-205 Study is not complete. The data may not continue to be positive for these subjects or be positive for any future subjects in this study. In addition, positive data may not be repeated or observed in ongoing or future studies involving our LentiGlobin BB305 product candidate, including the HGB-205 Study, the Northstar Study or the HGB-206 Study in sickle cell disease. There can be no assurance that any of these studies will be successful or support further clinical advancement of this product candidate. There is a high failure rate for drugs and biologics proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

These well-publicized adverse events led to the development of new viral vectors, such as lentiviral vectors, with improved safety profiles. In published studies, lentiviral vectors have demonstrated an improved safety profile over gamma-retroviral vectors, with no known events of gene therapy-related adverse events, which we believe is due to a number of factors including the tendency of these vectors to integrate within genes rather than in areas that control gene expression, as well as their lack of strong viral enhancers. However, it should be noted that in our Phase I/II study (the LG001 Study) of autologous HSCs transduced ex vivo using an earlier generation of our LentiGlobin vector, called HPV569, we initially observed in one patient that a disproportionate number of the cells expressing our functional gene had the same insertion site. Tests showed that this partial clonal dominance contained an insertion of the functional gene in the HMGA2 gene that persisted for a period of two to three years. Although there was some initial concern that the observed clonal dominance might represent a pre-leukemic event, there have been no adverse clinical consequences of this event, or any signs of cancer, in over six years since the observation was made. The presence of the HMGA2 clone has steadily declined in this patient over time to the point that it is no longer the most common clone observed in this patient.

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

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Some components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and where required, must adhere to the FDA’s good laboratory practices, or GLP, and GMP regulations enforced by the FDA through its facilities inspection program. Some of our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA approval of the products will not be granted.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $25.3 million and $23.7 million for the years ended December 31, 2013 and 2012, respectively, and $12.1 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $110.8 million.

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

As of June 30, 2014, our cash and cash equivalents were $175.7 million. We expect that our existing cash and cash equivalents, including the net proceeds from our common stock offering in July 2014, will be sufficient to fund our current operations into 2017. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

Additionally, since the HSCs have a limited window of stability following extraction from the patient, we must set up transduction facilities in the regions where we wish to commercialize our product. Currently, we rely on academic institutions and third-party contract manufacturers in the United States and Europe to produce our product candidates for our clinical studies. Since a portion of our target patient populations will be outside the United States and Europe, we will need to set up additional transduction facilities that can replicate our transduction process. Establishment of such facilities may be financially impractical or impeded by technical, quality, or regulatory issues related to these new sites and we may also run into technical or scientific issues related to transfer of our transduction process or other developmental issues that we may be unable to resolve in a timely manner or with available funds.

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

*We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

We are engaged in gene therapy, which is a rapidly changing field. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we expect to compete with include GlaxoSmithKline plc through their collaboration with TIGET/MolMed, Sangamo BioSciences Inc. through their collaboration with Biogen Idec, Merck & Co., Inc., Novartis AG through their collaboration with the University of Pennsylvania, GlycoMimetics Inc., Acceleron Pharma, Inc., Kite Pharma, Cellectis SA, and Juno Therapeutics. In addition, many universities and private and public research institutes are active in our target disease areas.

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

Risks related to our business operations

*If we undertake business combinations, collaborations or similar strategic transactions, they may disrupt our business, divert management’s attention, dilute stockholder value or be difficult to integrate.

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

*The failure to successfully integrate Precision Genome Engineering, Inc.’s business and operations or fully realize the benefits of this acquisition may adversely affect our future results.

On June 30, 2014, we acquired all of the outstanding capital stock of Precision Genome Engineering, Inc., or Pregenen. Based in Seattle, Washington, Pregenen is focused on the development of gene editing and cell signaling technologies. The success of our acquisition of Pregenen will depend, in part, on our ability to successfully integrate Pregenen’s business and operations and fully realize the anticipated benefits and synergies from combining our business with Pregenen’s business, in particular our ability to advance Pregenen’s gene editing and cell signaling technologies to the stage where they can be incorporated into our existing or new product candidates. However, to realize these anticipated benefits, we must successfully combine these businesses and continue the research and development activities previously undertaken by Pregenen as a stand-alone company. If we are unable to achieve these objectives, the anticipated benefits of our acquisition of Pregenen may not be realized fully or at all or may take longer to realize than expected. Any failure to timely realize these anticipated benefits could have a material adverse effect on our development programs, expenses and operating results.

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

As of June 30, 2014, we had 102 full-time employees. As we mature and continue the activities required under our collaboration with Celgene, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and The Nasdaq Global Select Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permitted us, as a smaller “emerging growth company,” to implement many of these requirements over a longer period and up to five years from the pricing date of our initial public offering, which was June 18, 2013. Based on the market value of our common stock held by non-affiliates as of June 30, 2014, we expect that we will cease to be an emerging growth company as of December 31, 2014. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

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

Our executive officers, directors, and their affiliates beneficially own approximately 15% of our outstanding common stock. Therefore, these stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to influence all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to impact elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Pursuant to our 2013 Stock Option and Incentive Plan, or the 2013 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2013 Plan automatically increases each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2013 Plan each year. If our board of directors or compensation committee elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall. We also have an Employee Stock Purchase Plan and any shares of common stock purchased pursuant to that plan will also cause dilution.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have completed several financings since our inception which we believe have resulted in a change in control as defined by IRC Section 382. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Nick Leschly, President and Chief Executive Officer, Jeffrey Walsh, Chief Operating Officer, Mitchell Finer, Chief Scientific Officer, David Davidson, Chief Medical Officer, Jason Cole, Senior Vice President and General Counsel and Eric Sullivan, Principal Accounting Officer) have entered into trading plans covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: August 12, 2014	By:	/s/ Nick Leschly
Nick Leschly
President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: August 12, 2014	By:	/s/ Jeffrey T. Walsh
Jeffrey T. Walsh
Chief Operating Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Form of Common Stock Warrant	S-1/A	333-188605	4.2	May 14, 2013

4.3	Form of Series A-1 Preferred Stock Warrant	S-1/A	333-188605	4.3	May 14, 2013

4.4	Form of Series B Preferred Stock Warrant	S-1/A	333-188605	4.4	May 14, 2013

4.5	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1/A	333-188605	4.5	May 14, 2013

4.6	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	—	—	—	Filed herewith

10.1	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.1	May 14, 2013

10.2	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.2	May 14, 2013

10.3	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1/A	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1/A	333-188605	10.6	May 14, 2013

10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1/A	333-188605	10.7	May 14, 2013

10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1/A	333-188605	10.8	May 14, 2013

10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.10†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1/A	333-188605	10.9	May 14, 2013

10.11†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-188605	10.10	May 14, 2013

10.12†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1/A	333-188605	10.11	May 14, 2013

10.13	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.14	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.15	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.16	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.17	Offer Letter, dated September 27, 2011 by and between the Registrant and Linda Bain	S-1/A	333-188605	10.16	June 4, 2013

10.18	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.19	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.19	May 13, 2014

10.20	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.21	Executive Cash Incentive Bonus Plan	S-1/A	333-188605	10.18	May 14, 2013

10.22	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.23	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

10.24	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	—	—	—	Filed herewith

21.1	Subsidiaries of the Registrant	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101††	The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.	—	—	—	Furnished herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under the Sections.