Form 10-Q
period 2014-09-30
bluebird bio, Inc.
filed 2014-11-12
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 6, 2014, there were 28,822,524 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par value amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$89,603	$206,279
Marketable securities	125,771	—
Deferred tax assets	3,106	693
Prepaid expenses and other current assets	4,840	5,015
Total current assets	223,320	211,987
Marketable securities	48,446	—
Property and equipment, net	14,978	10,920
Intangible assets, net	29,159	—
Goodwill	13,128	—
Restricted cash and other non-current assets	1,162	1,483
Total assets	$330,193	$224,390
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,641	$4,359
Accrued expenses and other current liabilities	9,677	5,175
Deferred revenue, current portion	25,206	25,340
Total current liabilities	38,524	34,874
Deferred rent, net of current portion	8,724	6,740
Deferred revenue, net of current portion	11,458	30,208
Contingent consideration, net of current portion	6,166	—
Deferred tax liabilities	3,106	693
Other non-current liabilities	323	208
Total liabilities	68,301	72,723
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 28,702 and 23,940 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	287	239
Additional paid-in capital	389,519	250,103
Accumulated other comprehensive loss	(74)	—
Accumulated deficit	(127,840)	(98,675)
Total stockholders' equity	261,892	151,667
Total liabilities and stockholders' equity	$330,193	$224,390

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Collaboration revenue	$6,250	$6,251	$18,750	$13,542
Research and license fees	115	134	285	304
Total revenue	6,365	6,385	19,035	13,846
Operating expenses:
Research and development	16,649	8,706	42,043	21,237
General and administrative	6,648	3,836	17,924	9,441
Change in fair value of contingent consideration	78	—	78	—
Total operating expenses	23,375	12,542	60,045	30,678
Loss from operations	(17,010)	(6,157)	(41,010)	(16,832)
Other income (expense), net	(20)	44	48	(408)
Loss before income taxes	(17,030)	(6,113)	(40,962)	(17,240)
Benefit from income taxes	—	—	11,797	—
Net loss	$(17,030)	$(6,113)	$(29,165)	$(17,240)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(74)	—	(74)	—
Comprehensive loss	$(17,104)	$(6,113)	$(29,239)	$(17,240)
Net loss per share - basic and diluted:	$(0.61)	$(0.26)	$(1.14)	$(1.96)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	28,115	23,623	25,593	8,786

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2014	2013
Operating activities
Net loss	$(29,165)	$(17,240)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Noncash benefit on release of tax valuation allowance	(11,797)	—
Depreciation and amortization	2,558	610
Stock-based compensation expense	7,757	4,833
Remeasurement of contingent consideration	78	—
Issuance of restricted common stock in exchange for consulting services to non-employees	168	—
Re-measurement of warrants	—	440
Loss on disposal of equipment	1	2
Other non-cash items	77	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	166	(3,903)
Accounts payable	(2,604)	(1,021)
Accrued expenses and other liabilities	5,613	1,248
Deferred revenue	(19,005)	61,203
Deferred rent	2,124	2,733
Net cash (used in) provided by operating activities	(44,029)	48,905
Investing activities
Restricted cash	209	(1,153)
Purchase of property and equipment	(6,303)	(3,380)
Purchases of marketable securities	(174,021)	—
Acquisition of business, net of cash acquired	(4,673)	—
Net cash used in investing activities	(184,788)	(4,533)
Financing activities
Proceeds from public offering of common stock, net of issuance costs	109,766	104,972
Repayment of nonrecourse note collateralized by restricted stock	—	344
Proceeds from exercise of stock options and issuance of common stock	2,375	92
Net cash provided by financing activities	112,141	105,408
(Decrease) increase in cash and cash equivalents	(116,676)	149,780
Cash and cash equivalents at beginning of period	206,279	67,011
Cash and cash equivalents at end of period	$89,603	$216,791
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,298	$1,347
Reclassification of warrants to additional paid-in capital	$—	$655
Conversion of preferred stock to common stock upon closing of IPO	$—	$122,177
Stock option exercise proceeds receivable	$223	$—

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

On June 30, 2014, the Company acquired all of the outstanding capital stock of Precision Genome Engineering, Inc. (“Pregenen”) and in connection therewith, obtained the rights to Pregenen’s gene editing and cell signaling technology. See Note 7, “Business combinations,” for additional information.

In July 2014, the Company sold 3,450 shares of common stock (inclusive of 450 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $34.00 per share. The aggregate net proceeds received by the Company from the offering were $109,765, net of underwriting discounts and commissions and estimated offering expenses payable by the Company of approximately $7,534.

2. Summary of significant accounting policies and basis of presentation

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2014 and 2013.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Precision Genome Engineering, Inc., bluebird bio France – SARL, bluebird bio Australia Pty Ltd. and bluebird bio Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The assets acquired and liabilities assumed in connection with the Company’s acquisition of Pregenen were recorded at their fair values as of June 30, 2014, the date of the acquisition, and the operating results of Pregenen have been consolidated with those of the Company from the date of acquisition. Any reference in these notes to applicable guidance is meant to refer to GAAP. The Company views its operations and manages its business in one operating segment. All material long-lived assets of the Company reside in the United States.

Summary of accounting policies

The significant accounting policies described in the Company’s audited financial statements as of and for the year ended December 31, 2013, and the notes thereto, which are included in the Annual Report on Form 10-K, have had no material changes during the nine months ended September 30, 2014, except as noted below:

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by an investment manager and may consist of U.S. Treasury securities, U.S. government agency securities, certificates of deposit and money market funds invested in U.S. Treasuries or U.S. government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, mark the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

Concentrations of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s available-for-sale investments primarily consist of U.S. government agency securities and certificates of deposit and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy which limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA+/Aa1 rated, thereby reducing credit risk exposure.

Business combinations

On June 30, 2014, the Company completed its acquisition of Pregenen for total consideration of $30,991, consisting of cash consideration of $5,093, common stock consideration of $19,348 and contingent consideration with an estimated fair value of $6,550 on the date of purchase. The estimated fair value of the contingent consideration is based upon significant assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and discount rates. The estimated fair value could materially differ from actual values or fair values determined using different assumptions. See Note 4, “Fair value measurements,” for additional information.

This transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill. The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition are summarized in Note 7, “Business combinations.” The estimated fair values of acquired assets and assumed liabilities were determined using the methods discussed in the following paragraphs and require significant judgment and estimates, which could materially differ from actual values and fair values determined using different methods or assumptions.

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

Contingent consideration

Each reporting period, the Company revalues the contingent consideration obligations associated with business combinations to their fair value and record within operating expenses increases in their fair value as contingent consideration expense and decreases in the fair value as contingent consideration income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as development of the Company’s programs in certain indications progress and additional data are obtained, impacting the Company’s assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. See Note 4, “Fair value measurements,” for additional information.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, among others: acquisition-date fair value and subsequent fair value estimates used to assess potential impairment of long-lived assets, including goodwill and intangible assets, contingent consideration, stock-based compensation expense, accrued expenses, revenue and income taxes.

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

Other Income and Expense

In March 2014, the Company received an award of $306 of tax incentives from the Massachusetts Life Sciences Center, which will allow the Company to monetize approximately $276 of state research and development tax credits. In exchange for these incentives, the Company pledged to hire an incremental fifteen employees and to maintain the additional headcount through at least December 31, 2018. Failure to do so could result in the Company being required to repay some or all of these incentives. As the Company met the additional headcount condition during the quarter ended June 30, 2014 and continues to meet such condition during the quarter ended September 30, 2014, the Company continues to defer and amortize the benefit of this monetization on a straight-line basis over the five-year performance period in other income (expense).

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options, unvested restricted stock, restricted stock units, employee stock purchase plan, warrants, and acquisition holdback shares using the treasury stock method.

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

3. Marketable securities

The following table summarizes the available-for-sale securities held at September 30, 2014:

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2014
U.S. government agency securities	$161,652	$3	$(48)	$161,607
Certificates of deposit	12,639	—	(29)	12,610
Total	$174,291	$3	$(77)	$174,217

Certain short-term securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. The Company did not hold any available-for-sale securities at December 31, 2013.

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2014
Assets:
Cash and cash equivalents	$89,603	$89,363	$240	$—
Marketable securities:
U.S. government agency securities	161,607	—	161,607	—
Certificates of deposit	12,610	—	12,610	—
Total assets	$263,820	$89,363	$174,457	$—
Liabilities:
Contingent consideration	$6,628	$—	$—	$6,628
Total liabilities	$6,628	$—	$—	$6,628
December 31, 2013
Total cash and cash equivalents	$206,279	$206,279	$—	$—

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of September 30, 2014 and December 31, 2013, cash and cash equivalents comprise funds in cash, money market and certificates of deposit accounts.

Marketable securities

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2014, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2014, and as a result, the Company did not reclassify any amount out of accumulated other comprehensive income for the same periods.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2014 was $144,219, which consisted of 53 certificates of deposit and eight U.S. government agency securities. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of September 30, 2014.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of preclinical, clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2015 to 2026 and discount rates ranging from 11% to 15%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations which include Level 3 inputs:

Nine months ended September 30, 2014
Beginning balance	$—
Additions	6,550
Changes in fair value	78
Payments	—
Ending balance	$6,628

As of September 30, 2014, $462 of the fair value of the Company’s total contingent consideration obligations was reflected as components of accrued expenses and other current liabilities within the condensed consolidated balance sheets, with the remaining balances reflected as a non-current liability.

5. Commitments and contingencies

On June 3, 2013, the Company entered into a nine-year building lease for approximately 43,600 square feet of space for its new corporate headquarters at 150 Second Street, Cambridge, Massachusetts, which commenced in December 2013. The lease originally had monthly lease payments of $209 the first 12 months with annual rent escalations thereafter and provided a rent abatement of $209 per month for the first six months. The Company has the option to extend this lease by an additional five years. As the Company obtained access to the newly leased space on July 22, 2013 in order to begin the build-out, this is considered the lease commencement date for accounting purposes, thus rent expense began on this date and is recognized on a straight-line basis over the term of the lease. In addition, the lease provided a contribution from the landlord towards the initial build-out of the space of up to $6,538. The Company capitalizes the leasehold improvements as property and equipment and records the landlord incentive payments received as deferred rent and amortizes these amounts as reductions to rent expense over the lease term. In accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1,253, naming the landlord as beneficiary. This letter of credit was reduced to $1,044 during the third quarter and may be further reduced to $835 and $627 upon the first and second anniversaries of the rent commencement date, respectively. The Company relocated into its new corporate headquarters in December 2013 and ceased use of its former facility during the first quarter of 2014. During the first quarter of 2014, the Company fully subleased its former facility, which decreased the rent abatement available under its new lease. The lease for the Company’s former headquarters, located at 840 Memorial Drive, Cambridge, Massachusetts, expires on March 31, 2015.

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

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at September 30, 2014 and December 31, 2013 or royalties on future sales of specified products.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers, in connection with claims by any third party with respect to the Company’s products or business activities. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company’s wholly-owned subsidiary bluebird bio France – SARL participates in the French Crédit d’Impôt Recherche (“CIR”) program which allows companies to monetize up to 30% of eligible research expenses. The Company received aggregate reimbursement of $807 related to years 2010 through 2012. The Company recognized these amounts as reductions to research and development expense in the periods incurred. The years 2010 through 2013 are open and subject to examination. The Company has not yet applied for $699 related to the nine months ended September 30, 2014 which are classified as current assets within the condensed consolidated balance sheets as of September 30, 2014.

On June 30, 2014, the Company acquired Pregenen. The Company may be required to make up to an additional $135,000 in future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15,000 relates to preclinical milestones, $20,100 relates to clinical milestones and $99,900 relates to commercial milestones. In accordance with accounting for business combinations guidance, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain preclinical, clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. See Note 4, “Fair value measurements,” and Note 7, “Business combinations,” for additional information.

6. Significant agreements

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

Under the terms of the Collaboration Agreement, the Company received a $75,000 up-front, non-refundable cash payment. The Company is responsible for conducting discovery, research and development activities through completion of Phase I clinical studies, if any, during the initial term of the agreement, or three years. The collaboration is governed by a joint steering committee (“JSC”) formed by an equal number of representatives from the Company and Celgene. The JSC will, among other activities, review the collaboration program, review and evaluate product candidates and approve regulatory plans. In addition to the JSC, the Collaboration Agreement provides that the Company and Celgene each appoint representatives to a patent committee, which is responsible for managing the intellectual property developed and used during the collaboration.

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

During the three and nine months ended September 30, 2014, the Company recognized $6,250 and $18,750, respectively, of revenue associated with its collaboration with Celgene related to the recognition of discovery, research and development services. As of September 30, 2014, there was $36,458 of deferred revenue related to the Company’s collaboration with Celgene which is classified as current or non-current in the condensed consolidated balance sheets based on the contractual term of the arrangement.

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

The funding, or a portion thereof depending on timing, shall be repaid to AFM upon any of the following events: (i) upon out-licensing or sale of the program, (ii) upon obtaining the first product authorization for the market, or (iii) upon sale of the Company, provided that development of the program is active at the time of such sale. The agreement is for a period of four years. The Company believes that repayment of the funds paid under the agreement is not probable as of the date of the agreement, September 30, 2014 or December 31, 2013. The Company recognizes the revenue under this arrangement on a straight-line basis over the term of the agreement and will reassess the probability of repayment at the end of each reporting period.

7. Business combinations

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

The purchase price allocation has been finalized and the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Acquisition date fair value
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

Amortization expense for the gene editing platform intangible asset was $941 for the three and nine months ended September 30, 2014. The estimated amortization of intangible assets for the year ended December 31, 2014 and for each of the five succeeding years and thereafter is as follows:

2014	$1,881
2015	3,763
2016	3,763
2017	3,763
2018	3,763
2019 and thereafter	13,167
Total	$30,100

The deferred tax liabilities of $11,797 primarily relate to the tax impact of future amortization or impairments associated with the identified intangible asset, which is not deductible for tax purposes. See Note 9 “Income taxes,” for additional information.

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

The Company incurred a total of $171 in transaction costs in connection with the acquisition, which were included in general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2014.

In connection with the acquisition, the Company issued 3 shares of common stock to a former consultant of Pregenen and recognized $151 of expense within general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2014.

8. Stock-based compensation and warrants

In 2013, the Company’s board of directors and stockholders approved the 2013 Stock Option and Incentive Plan (“2013 Plan”) which allows for the granting of incentive stock options, non-qualified stock options, restricted stock and restricted stock unit awards, as well as other equity awards to the employees, members of the board of directors and consultants of the Company. The 2013 Plan replaced the 2010 Stock Option and Grant Plan. In January 2014, the number of shares of common stock available for issuance under the 2013 Plan was increased by 960 shares as a result of the automatic increase provision of the 2013 Plan. As of September 30, 2014, the total number of shares of common stock available for issuance under the 2013 Plan was 539.

Stock-based compensation expense

Stock-based compensation expense by award type was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock options	$2,303	$2,495	$7,115	$4,757
Restricted stock awards	16	21	47	76
Restricted stock units	567	—	567	—
Employee stock purchase plan	28	—	28	—
	$2,914	$2,516	$7,757	$4,833

As of September 30, 2014, there was $21,054 and $4,638 of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options and restricted stock units, respectively, that is expected to be recognized over a weighted-average period of 2.8 and 1.8 years, respectively.

During the nine months ended September 30, 2014, the Company issued 2 shares of restricted common stock in exchange for consulting services. The shares vested upon issuance and the Company recognized $42 of expense related to the services provided.

During the nine months ended September 30, 2014, 123 options held by former employees were modified to extend the expiration date. The modification was valued using a Black-Scholes option valuation model and the Company accounted for the $643 of incremental value within general and administrative expenses.

Restricted common stock

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2013	69	$0.95
Granted	—	—
Vested	(62)	0.95
Forfeited	—	—
Unvested balance at September 30, 2014	7	$0.95

Restricted stock units

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2013	—	$—
Granted	186	30.47
Vested	—	—
Forfeited	(2)	30.47
Unvested balance at September 30, 2014	184	$30.47

Stock options

The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2013	3,958	$5.21
Granted	1,023	$24.78
Exercised	(844)	$3.04
Canceled or forfeited	(95)	$14.75
Outstanding at September 30, 2014	4,042	$10.39
Exercisable at September 30, 2014	1,491	$4.18
Vested and expected to vest at September 30, 2014	3,988	$10.46

Options exercisable for 844 shares of common stock were exercised during the nine months ended September 30, 2014, resulting in total proceeds to the Company of $2,310. In accordance with the stock option plans, the shares were issued from a pool of shares reserved for issuance under the stock option plans described above.

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

Warrants

As of September 30, 2014 and December 31, 2013, the Company had 338 warrants outstanding to purchase common stock. During the three and nine months ended September 30, 2014, there were no warrants exercised and no cancellations or expirations.

9. Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company has allocated its valuation allowance in accordance with the provisions of ASC 740, Income Taxes, which resulted in a current deferred tax asset of $3,106 and a non-current deferred tax liability of $3,106 as of September 30, 2014.

As a result of the acquisition of Pregenen, the Company recorded intangible assets for which there is no tax basis, resulting in a deferred tax liability. The deferred tax liabilities can be used as a source of income to realize the Company’s pre-existing deferred tax assets, thereby resulting in a decrease to the corresponding valuation allowance. The decrease in the valuation allowance resulted in an $11,797 income tax benefit for the nine months ended September 30, 2014.

10. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Warrants	338	440	338	440
Outstanding stock options	4,042	3,977	4,042	3,977
Unvested restricted stock	7	89	7	89
Restricted stock units	184	—	184	—
ESPP shares	2	—	2	—
Acquisition holdback (Note 7)	94	—	94	—
	4,667	4,506	4,667	4,506

11. Subsequent events

The Company has evaluated all events or transactions that occurred after September 30, 2014. In the judgment of management, there were no material events that impacted the unaudited condensed consolidated financial statements or disclosures.

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

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q, words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

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

Overview

We are a clinical-stage biotechnology company focused on transforming the lives of patients with severe genetic and orphan diseases using gene therapy. We believe that gene therapy for severe genetic diseases has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering solutions that only address their symptoms. We and our scientific collaborators have generated what we believe is human proof-of-concept data for our gene therapy platform in two underserved diseases, each of which has been granted orphan drug status by U.S. and European regulatory authorities.

We are conducting a Phase II/III clinical study, called the Starbeam Study, of our most advanced product candidate, Lenti-D, to evaluate its safety and efficacy in subjects with childhood cerebral adrenoleukodystrophy, or CCALD, a rare, hereditary neurological disorder affecting young boys that is often fatal. In October 2013, we announced that the first subject had been treated in this study. We are also planning to conduct an observational study of subjects with CCALD treated by allogeneic hematopoietic stem-cell transplant referred to as the ALD-103 study.

We are also conducting two Phase I/II clinical studies of our next most advanced product candidate, LentiGlobin, to evaluate its safety and efficacy in subjects with ß-thalassemia major, a hereditary blood disorder that often leads to severe anemia and shortened lifespans. In December 2013, we announced that the first subject with ß-thalassemia major had been treated in our European study of LentiGlobin, called the HGB-205 study, which also permits the enrollment of subjects with sickle cell disease, or SCD. In October 2014 we announced that the first subject with SCD had been treated in the European HGB-205 study. In March 2014, we announced that the first subject with ß-thalassemia major had been treated in our other study of LentiGlobin being conducted in the United States, Australia and Thailand, called the Northstar Study. We presented initial results from the European clinical study of ß-thalassemia major at the European Hematology Association Congress in June 2014 and plan to present additional results from both of these clinical studies at the American Society of Hematology Annual Meeting in December 2014.

We also have an active investigational new drug application in the United States for a Phase I clinical study, called the HGB-206 Study, to evaluate the safety and efficacy of LentiGlobin in subjects with severe SCD.

In addition, in March 2013, we announced a global strategic collaboration with Celgene Corporation, or Celgene, to discover, develop and commercialize chimeric antigen receptor-modified T cells, or CAR T cells, as potentially disease-altering therapies in oncology. This collaboration has an initial term of three years, and Celgene has made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. During the three and nine months ended September 30, 2014, we recognized $6.3 million and $18.8 million, respectively, of revenue associated with our collaboration with Celgene related to the research and development services performed. As of September 30, 2014, there is $36.5 million of deferred revenue related to our collaboration with Celgene that is classified as current or long-term in the accompanying balance sheets based on the contractual term of the arrangement.

On June 30, 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing and cell signaling technology. Under the terms of the agreement, we paid the former Pregenen equityholders $5.1 million in cash and issued 405,400 shares of our common stock with a fair value of $15.6 million, which were registered on July 30, 2014. The consideration for the transaction also includes an additional 94,117 shares of our common stock that will be held for a period of 18 months after the acquisition and may be used to settle certain claims for indemnification for breaches or inaccuracies in Pregenen’s representations and warranties, covenants, and agreements. Additionally, the total consideration was subject to post-closing adjustments relating to the working capital of Pregenen as of closing, and 2,119 shares with a fair value of $0.1 million were issued in July 2014. The agreement also provides for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. These future contingent cash payments have a fair value of $6.6 million as of September 30, 2014.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $29.2 million for the nine months ended September 30, 2014 and our accumulated deficit was $127.8 million as of September 30, 2014. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•	conduct clinical studies for our Lenti-D and LentiGlobin product candidates;
•	continue our research and development efforts;
•	increase research and development-related activities for the discovery and development of oncology product candidates in connection with our strategic collaboration with Celgene;
•	manufacture clinical study materials and develop large-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates;
•	add personnel to support our product development and commercialization efforts; and
•	operate as a public company.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
•	expenses incurred under agreements with CROs and clinical sites that conduct our clinical studies;
•	costs of acquiring, developing, and manufacturing clinical study materials;
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies;
•	costs associated with our research platform and preclinical activities; and
•	costs associated with our regulatory, quality assurance and quality control operations.

Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical studies and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of our ongoing as well as any additional clinical studies and other research and development activities we undertake;
•	future clinical study results;

•	uncertainties in clinical study enrollment rates;
•	significant and changing government regulation; and
•	the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA, or another regulatory authority were to require us to conduct clinical studies beyond those that we currently anticipate will be required for the completion of clinical development of a product candidate or if we experience significant delays in enrollment in any of our clinical studies, we could be required to expend significant additional financial resources and time on the completion of clinical development for our product candidates.

From inception through September 30, 2014, we have incurred $137.5 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our Lenti-D and LentiGlobin product candidates and conduct research and development activities under our strategic collaboration with Celgene and continue the development of product candidates using the acquired Pregenen technology platform. Our research and development activities include the following:

•

We are conducting a Phase II/III clinical study to examine the safety and efficacy of our Lenti-D product candidate in the treatment of CCALD. In October 2013, we announced that the first subject had been treated in this study.

•

We are conducting a Phase I/II clinical study in France to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with ß-thalassemia major and SCD. In December 2013, we announced that the first subject ß-thalassemia major had been treated in this study and in October 2014, we announced that the first subject with SCD had been treated in this study.

•

We are conducting a Phase I/II clinical study in the United States, Australia and Thailand to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with ß-thalassemia major. In March 2014, we announced that the first subject had been treated in this study.

•

We are planning to commence enrollment of a Phase I clinical study in the United States to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with severe SCD.

•	We will continue to manufacture clinical study materials in support of our clinical studies.

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials. Effective January 1, 2014, we began allocating salary and benefit costs directly related to specific programs. We do not allocate personnel-related discretionary bonus or stock-based compensation costs, costs associated with our general discovery platform improvements, depreciation or other indirect costs that are deployed across multiple projects under development and, as such, the costs are separately classified as personnel and other expenses in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Lenti-D	$2,762	$616	$7,804	$2,642
LentiGlobin	5,789	2,519	15,927	6,398
Pre-clinical programs	1,467	226	3,723	322
Total direct research and development expense	10,018	3,361	27,454	9,362
Employee- and contractor-related expenses	3,574	4,114	7,931	9,085
Platform-related lab expenses	522	151	1,038	774
Facility expenses	1,206	794	3,735	1,415
Other expenses	1,329	286	1,885	601
Unallocated personnel and other expenses	6,631	5,345	14,589	11,875
Total research and development expense	$16,649	$8,706	$42,043	$21,237

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development, and human resource functions. Other general and administrative expenses include facility-related costs and professional fees for directors, accounting and legal services, expenses associated with obtaining and maintaining patents and amortization of intangible assets.

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

Other income (expense), net

Other income and expense consists primarily of interest income earned on investments, the gain or loss associated with the change in the fair value of preferred stock warrants, foreign currency gain or loss and tax incentives from the Massachusetts Life Sciences Center.

Results of Operations

Comparison of the three months ended September 30, 2014 and September 30, 2013:

	Three months ended September 30,
	2014	2013	Change
	(in thousands)
Revenue:
Collaboration revenue	$6,250	$6,251	$(1)
Research and license fees	115	134	(19)
Total revenue	6,365	6,385	(20)
Operating expenses:
Research and development	16,649	8,706	7,943
General and administrative	6,648	3,836	2,812
Change in fair value of contingent consideration	78	—	78
Total operating expenses	23,375	12,542	10,833
Loss from operations	(17,010)	(6,157)	10,853
Other income (expense), net	(20)	44	64
Loss before income taxes	(17,030)	(6,113)	10,917
Benefit from income taxes	—	—	—
Net loss	$(17,030)	$(6,113)	$10,917

Research and development expenses. Research and development expenses were $16.6 million for the three months ended September 30, 2014, compared to $8.7 million for the three months ended September 30, 2013. The increase of $7.9 million was primarily due to the increase in headcount, clinical trial related costs and manufacturing-related expenses necessary to support the advancement of our programs into clinical trials, as well as expenses for the Celgene collaboration, and included the following increases in expenses:

•	Direct research and development expenses:
•	$1.6 million of employee compensation and benefits, offset by a $0.2 million decrease in stock-based compensation expense.
•	$1.4 million of manufacturing costs for our ongoing clinical studies.
•	$2.2 million of clinical trial-related costs.
•	$0.9 million of direct project lab supplies related to increased headcount and process development activities.

•	Other expenses:
•	$0.2 million in expenses related to ongoing collaboration agreements.
•	$0.9 million of license fees.
•	$0.5 million in costs associated with preclinical research activities.
•	$0.3 million in rent and other facility-related expenses related to our new corporate headquarters.

General and administrative expenses. General and administrative expenses were $6.6 million for the three months ended September 30, 2014, compared to $3.8 million for the three months ended September 30, 2013. The increase of $2.8 million was primarily due to the following increases in expenses: $1.4 million of employee- and contractor-related costs to support our overall growth, of which $0.6 million was related to stock-based compensation expense; $0.1 million of professional fees to support the requirements of being a public company; $0.2 million in rent and other facility-related expenses related to our new corporate headquarters to accommodate increased headcount; $0.1 million in general office expenses as a result of increased headcount and $0.9 million in amortization of intangible assets related to our acquisition of Pregenen.

Comparison of the nine months ended September 30, 2014 and September 30, 2013:

	Nine months ended September 30,
	2014	2013	Change
	(in thousands)
Revenue:
Collaboration revenue	$18,750	$13,542	$5,208
Research and license fees	285	304	(19)
Total revenue	19,035	13,846	5,189
Operating expenses:
Research and development	42,043	21,237	20,806
General and administrative	17,924	9,441	8,483
Change in fair value of contingent consideration	78	—	78
Total operating expenses	60,045	30,678	29,367
Loss from operations	(41,010)	(16,832)	24,178
Other income (expense), net	48	(408)	(456)
Loss before income taxes	(40,962)	(17,240)	23,722
Benefit from income taxes	11,797	—	(11,797)
Net loss	$(29,165)	$(17,240)	$11,925

Revenue. Total revenue was $19.0 million for the nine months ended September 30, 2014, compared to $13.8 million for the nine months ended September 30, 2013. The increase of $5.2 million was primarily due to a full first quarter of revenue from our Celgene collaboration, which was signed on March 19, 2013 and is expected to be recognized on a straight-line basis through March 2016.

Research and development expenses. Research and development expenses were $42.0 million for the nine months ended September 30, 2014, compared to $21.2 million for the nine months ended September 30, 2013. The increase of $20.8 million was primarily due to the increase in headcount, clinical trial-related costs and manufacturing-related expenses necessary to support the advancement of our programs into clinical trials, as well as expenses for the new Celgene collaboration, and included the following increases in expenses:

•	Direct research and development expenses:
•	$5.4 million of employee compensation and benefits, of which $0.7 million was related to stock-based compensation expense.
•	$5.3 million of manufacturing costs for our ongoing clinical studies.
•	$4.3 million of clinical trial-related costs.
•	$2.1 million of direct project lab supplies related to increased headcount and process development activities.

•	Other expenses:
•	$2.0 million in rent and other facility-related expenses related to our new corporate headquarters.
•	$0.5 million in expenses related to ongoing collaboration agreements.
•	$1.1 million of license fees.
•	$0.5 million in costs associated with preclinical research activities.

General and administrative expenses. General and administrative expenses were $17.9 million for the nine months ended September 30, 2014, compared to $9.4 million for the nine months ended September 30, 2013. The increase of $8.5 million was primarily due to the following increases in expenses: $4.6 million of employee-related costs to support our overall growth, of which $1.7 million was related to stock-based compensation expense and $0.8 million was related to a one-time severance charge; $1.2 million of professional fees to support the requirements of being a public company; $0.8 million in rent and other facility-related expenses related to our new corporate headquarters to accommodate increased headcount; $0.7 million in general office expenses as a result of increased headcount and $0.9 million in amortization of intangible assets related to our acquisition of Pregenen.

Other income (expense), net. Other income (expense), net, was $0.05 million for the nine months ended September 30, 2014, compared to $(0.4) million for the nine months ended September 30, 2013. The change of $0.5 million was primarily due to re-measurement of our previously outstanding convertible preferred stock warrants.

Benefit from income taxes. Benefit from income taxes was $11.8 million for the nine months ended September 30, 2014, compared to zero for the nine months ended September 30, 2013. The change of $11.8 million was due to a decrease in valuation allowance on our deferred tax asset as a result of the deferred tax liability acquired through the Pregenen acquisition, which can be used as a source of future income to realize our deferred tax assets.

Liquidity and Capital Resources

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of September 30, 2014, we had an accumulated deficit of $127.8 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the sale of common stock, preferred stock and through the Celgene collaboration. On June 24, 2013, we completed our initial public offering, or IPO, whereby we sold 6,832,352 shares of common stock at a price of $17.00 per share for aggregate net proceeds received by us of $104.9 million. On July 14, 2014, we sold 3,450,000 shares of common stock (inclusive of 450,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $34.00 per share for aggregate net proceeds to us of $109.8 million. As of September 30, 2014, we had cash, cash equivalents and marketable securities of approximately $263.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2014, our funds are held in U.S. government agency securities, certificates of deposit and money market mutual funds invested in U.S. Treasuries or U.S. government agency securities.

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	Nine months ended September 30,
	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(44,029)	$48,905
Investing activities	(184,788)	(4,533)
Financing activities	112,141	105,408
Net (decrease) increase in cash and cash equivalents	$(116,676)	$149,780

Cash Flows from Operating Activities. The decrease in cash provided by operating activities for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to the up-front payment related to the Celgene collaboration agreement that we received in March 2013. The net cash used in operating activities was $44.0 million for the nine months ended September 30, 2014 and primarily consisted of a net loss of $29.2 million adjusted for non-cash items including a noncash benefit on release of tax valuation allowance of $11.8 million, stock-based compensation of $7.8 million, depreciation and amortization of $2.6 million and a net decrease in operating assets and liabilities of $13.7 million. The significant items in the decrease in operating assets and liabilities include a decrease in accounts payable of $2.6 million, a decrease in deferred revenue of $19.0 million due to amortization of the up-front payment related to the Celgene collaboration and a decrease in prepaid expenses and other assets of $0.2 million offset by an increase in deferred rent of $2.1 million and an increase in accrued expenses and other liabilities of $5.6 million.

Cash Flows from Investing Activities. The net cash used in investing activities was $184.8 million for the nine months ended September 30, 2014 and was primarily due to our initial purchase of $174.0 million of available-for-sale marketable securities, purchase of fixed assets of $6.3 million and cash paid for the acquisition of Pregenen of $4.7 million. The fixed asset purchases primarily consisted of leasehold improvements for the build-out of our new corporate headquarters.

Cash Flows from Financing Activities: The net cash provided by financing activities was $112.1 million for the nine months ended September 30, 2014 and was primarily due to proceeds from our July 2014 common stock offering.

Operating Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future; and we expect the losses to increase as we continue the development of and seek regulatory approvals for our product candidates and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new gene therapy products; and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to continue to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our projected operating requirements into 2017. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties; and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the progress, timing, costs and results of clinical studies for our product candidates, including our Phase II/III Starbeam study and our Phase I and Phase I/II LentiGlobin studies;
•

the outcome, timing and cost of regulatory approvals by the FDA and comparable foreign regulatory authorities, including the potential for the FDA or comparable foreign regulatory authorities to require that we perform more studies than those that we currently expect;

•	the ability of our product candidates to successfully progress through clinical development;

•	the progress, timing and costs of our CAR T research and development program and Celgene’s intent in continuing to fund the program;
•	our need to expand our research and development activities;
•	the cost of future license fees, milestone payments and royalties arising out of our existing license agreements or our acquisition of Pregenen;
•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our ability to integrate the business and operations of Pregenen and realize the benefits of the acquisition;
•	our need and ability to hire additional personnel;
•	our need to implement additional manufacturing infrastructure and internal systems;
•	the effect of competing technological and market developments; and
•	the cost of establishing sales, marketing and product deployment capabilities for any products for which we may receive regulatory approval.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

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

Marketable securities

We classify marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. . Marketable securities with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by an investment manager and may consist of U.S. Treasury securities, U.S. government agency securities, certificates of deposit and money market funds invested in U.S. Treasuries or U.S. government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

If any adjustment to fair value reflects a decline in value of the investment, we consider all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, mark the investment to market through a charge to our statement of operations and comprehensive loss.

Concentrations of Credit Risk

Financial instruments that subject us to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. We maintain our cash and cash equivalent balances with high-quality financial institutions and, consequently, we believe that such funds are subject to minimal credit risk. Our available-for-sale investments primarily consist of U.S. government agency securities and certificates of deposit and potentially subject us to concentrations of credit risk. We have adopted an investment policy which limits the amounts we may invest in any one type of investment and requires all investments held by us to be at least AA+/Aa1 rated, thereby reducing credit risk exposure.

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

Contingent consideration

Each reporting period, we revalue the contingent consideration obligations associated with business combinations to their fair value and record increases in their fair value as contingent consideration expense and decreases in the fair value as contingent consideration income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as development of our programs in certain indications progress and additional data are obtained, impacting our assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of September 30, 2014 and December 31, 2013, we had cash, cash equivalents and marketable securities of $263.8 million and $206.3 million, respectively, primarily invested in U.S. Government agency securities, certificates of deposit and money market mutual funds invested in U.S. Treasuries or U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of

U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2014, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $1.4 million.

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

As of September 30, 2014, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2014, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

In addition, the clinical study requirements of the FDA, the EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. At the moment, only one gene therapy product, UniQure’s Glybera, which received marketing authorization in the EU in 2012, has been approved in the Western world, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the EU or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

Regulatory requirements governing gene and cell therapy products have evolved and may continue to change in the future. For example, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical studies conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or the NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can impede the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. Conversely, the FDA can put an investigational new drug application, or IND, on clinical hold even if the RAC has provided a favorable review. Also, before a clinical study can begin at an NIH-funded institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee will have to review the proposed clinical study to assess the safety of the study. In addition, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates.

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

A significant risk in any gene therapy product based on viral vectors is that the vector will insert near cancer-causing oncogenes leading to uncontrolled clonal proliferation of mature cancer cells in the patient. For example, in 2003, 20 subjects treated for X-linked severe combined immunodeficiency in two gene therapy studies using a murine, or mouse-derived, gamma-retroviral vector showed correction of the disease, but the studies were terminated after five subjects developed leukemia (four of whom were subsequently cured). The cause of these adverse events was shown to be insertional oncogenesis, which is the process whereby the corrected gene inserts near a gene that is important in a critical cellular process like growth or division, and this insertion results in the development of a cancer (often leukemia). Using molecular diagnostic techniques, it was determined that clones from these subjects showed retrovirus insertion in proximity to the promoter of the LMO2 proto-oncogene. Earlier generation retroviruses like the one used in these two studies have been shown to preferentially integrate in regulatory regions of genes that control cell growth.

These well-publicized adverse events led to the development of new viral vectors, such as lentiviral vectors, with improved safety profiles. In published studies, lentiviral vectors have demonstrated an improved safety profile over gamma-retroviral vectors, with no known events of gene therapy-related adverse events, which we believe is due to a number of factors including the tendency of these vectors to integrate within genes rather than in areas that control gene expression, as well as their lack of strong viral enhancers. However, it should be noted that in our Phase I/II study (the LG001 Study) of autologous HSCs transduced ex vivo using an earlier generation of our LentiGlobin vector, called HPV569, we initially observed in one patient that a disproportionate number of the cells expressing our functional gene had the same insertion site. Tests showed that this partial clonal dominance contained an insertion of the functional gene in the HMGA2 gene that persisted for a period of two to three years. Although there was some initial concern that the observed clonal dominance might represent a pre-leukemic event, there have been no adverse clinical consequences of this event, or any signs of cancer, in over seven years since the observation was made. The presence of the HMGA2 clone has steadily declined in this patient over time to the point that it is no longer the most common clone observed in this patient.

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

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Some components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis and where required, must adhere to the FDA’s or other regulator’s good laboratory practices, or GLP, and GMP regulations enforced by the FDA or other regulator through facilities inspection programs. Some of our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA or other regulatory approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA or other regulatory approval of the products will not be granted.

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

If we or any of our third-party manufacturers fail to maintain regulatory compliance, the FDA or other regulators can impose regulatory sanctions including, among other things, refusal to approve a pending application for a biologic product, or revocation of a pre-existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

Additionally, if supply from one approved manufacturer is interrupted, there could be a significant disruption in commercial supply. The number of manufacturers with the necessary manufacturing capabilities is limited. In addition, an alternative manufacturer would need to be qualified through a BLA supplement or similar regulatory submission which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. Switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $25.3 million and $23.7 million for the years ended December 31, 2013 and 2012, respectively, and $29.2 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $127.8 million.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory, pricing and reimbursement approvals necessary to commercialize our product candidates. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

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

•	obtaining sufficient pricing and reimbursement for our product candidates from third-party and governmental payors;
•	obtaining market acceptance of our product candidates and gene therapy as a viable treatment option;
•	addressing any competing technological and market developments;
•	identifying and validating new gene therapy product candidates;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; and
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how.

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

*From time to time, we will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

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

As of September 30, 2014, our cash, cash equivalents and marketable securities were $263.8 million. We expect that our existing cash and cash equivalents, including the net proceeds from our common stock offering in July 2014, will be sufficient to fund our current operations into 2017. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

No manufacturer currently has the experience or ability to produce our vectors and product candidates at commercial levels. We are currently developing a scalable manufacturing process for LentiGlobin and Lenti-D, which we plan to transfer to one or more contract manufacturers. We may run into technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. Although we have been able to produce our Lenti-D vector at commercial scale, we have not completed the characterization and validation activities necessary for commercial and regulatory approvals. If our manufacturing partners do not obtain such regulatory approvals, our commercialization efforts will be harmed.

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

We are engaged in gene therapy and in the field of CAR T cells in oncology, both of which are competitive and rapidly changing fields. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we expect to compete with include GlaxoSmithKline plc through their collaboration with TIGET/MolMed, Sangamo BioSciences Inc. through their collaboration with Biogen Idec, Merck & Co., Inc., Novartis AG through their collaboration with the University of Pennsylvania, GlycoMimetics Inc., Acceleron Pharma, Inc., Kite Pharma, Inc., Cellectis SA, Adaptimmune Inc. and Juno Therapeutics. In addition, many universities and private and public research institutes are active in our target disease areas.

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

Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals, the commercial success of our product candidates will depend in part on the medical community, patients, and third-party or governmental payors accepting gene therapy products in general, and our product candidates in particular, as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of these product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products, including gene therapies. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. For example, a number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. In addition, costs or difficulties associated with the reimbursement of Glybera could create an adverse environment for reimbursement of other gene therapies.

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

As of September 30, 2014, we had 124 full-time employees. As we mature and continue the activities required under our collaboration with Celgene, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

*We incur significant increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and The Nasdaq Global Select Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permitted us, as a smaller “emerging growth company,” to implement many of these requirements over a longer period and up to five years from the pricing date of our initial public offering, which was June 18, 2013. Based on the market value of our common stock held by non-affiliates as of June 30, 2014, we will cease to be an emerging growth company as of December 31, 2014. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

*Commencing December 31, 2014, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.

Commencing December 31, 2014, we will no longer be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.

We are currently an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. Because as of June 30, 2014, the market value of our common stock that was held by non-affiliates exceeded $700 million, we will no longer qualify for such status commencing December 31, 2014. As a large-accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

•	compliance with the auditor attestation requirements in the assessment of our internal control over financial reporting;
•

compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	full disclosure obligations regarding executive compensation; and
•	compliance with the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Our executive officers, directors, and their affiliates beneficially own approximately 9% of our outstanding common stock. Therefore, these stockholders will have the ability to influence us through their ownership positions. These stockholders may be able to influence all matters requiring stockholder approval. For example, these stockholders, acting together, may be able to impact elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may believe are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 30, 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, using a combination of cash and shares of our common stock. On July 29, 2014, in connection with post-closing adjustments relating to the working capital of Pregenen as of closing, we issued to the former Pregenen equityholders an additional 2,119 unregistered shares. The foregoing shares of our common stock were offered and sold in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, and subsequently registered on July 30, 2014 pursuant to a prospectus supplement to our effective shelf registration statement on Form S-3 ASR (File No. 333-197192) covering the resale of such shares.

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

We raised approximately $104.9 million in net proceeds after deducting underwriting discounts and commissions of approximately $8.1 million and other offering expenses of approximately $3.1 million. None of these expenses consisted of payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 19, 2013 pursuant to Rule 424. We invested the funds received in cash equivalents and other investments in accordance with our investment policy.

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Nick Leschly, President and Chief Executive Officer, Jeffrey Walsh, Chief Operating Officer, Mitchell Finer, Chief Scientific Officer, David Davidson, Chief Medical Officer, Jason Cole, Senior Vice President and General Counsel and Eric Sullivan, Senior Director, Finance and Principal Accounting Officer) have entered into trading plans covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: November 12, 2014	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: November 12, 2014	By:	/s/ Jeffrey T. Walsh
Jeffrey T. Walsh Chief Operating Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Form of Common Stock Warrant	S-1/A	333-188605	4.2	May 14, 2013

4.3	Form of Series A-1 Preferred Stock Warrant	S-1/A	333-188605	4.3	May 14, 2013

4.4	Form of Series B Preferred Stock Warrant	S-1/A	333-188605	4.4	May 14, 2013

4.5	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1/A	333-188605	4.5	May 14, 2013

4.6	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.1	May 14, 2013

10.2	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.2	May 14, 2013

10.3	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1/A	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1/A	333-188605	10.6	May 14, 2013

10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1/A	333-188605	10.7	May 14, 2013

10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1/A	333-188605	10.8	May 14, 2013

10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.10†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1/A	333-188605	10.9	May 14, 2013

10.11†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-188605	10.10	May 14, 2013

10.12†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1/A	333-188605	10.11	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.13	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.14	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.15	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.16	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.17	Offer Letter, dated September 27, 2011 by and between the Registrant and Linda Bain	S-1/A	333-188605	10.16	June 4, 2013

10.18	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.19	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.19	May 13, 2014

10.20	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.21	Executive Cash Incentive Bonus Plan	S-1/A	333-188605	10.18	May 14, 2013

10.22	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.23	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

10.24	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	10-Q	011-35966	10.24	August 12, 2014

21.1	Subsidiaries of the Registrant	10-Q	011-35966	21.1	August 12, 2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101	The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.	—	—	—	Filed herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.