Form 10-K
period 2014-12-31
bluebird bio, Inc.
filed 2015-02-25
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2014, the last business day of the registrant’s most recently completed second quarter, was $798,893,699.

As of February 18, 2015, there were 32,566,331 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our preclinical and clinical studies, and our research and development programs;
●	our ability to advance product candidates into, and successfully complete, clinical studies;
●	our ability to advance our viral vector manufacturing and transduction capabilities;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	the pricing and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	our financial performance;
●	developments relating to our competitors and our industry; and
●	other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company committed to developing potentially transformative gene therapies for severe genetic and rare diseases and in the field of T cell-based immunotherapy.  With our lentiviral-based gene therapy and gene editing capabilities, we have built an integrated product platform with broad potential application in these areas.

Many diseases have a genetic aspect whereby a dysfunctional gene linked to a disease is passed down from generation to generation and causes the disease. For the treatment of severe genetic and rare diseases, gene therapy seeks to introduce a functional copy of the defective gene into a patient’s own cells, a process called gene transfer.  In this context, we believe that gene therapy has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering solutions that only address their symptoms. Accordingly, we believe gene therapy has the potential to provide transformative disease modifying effects with life-long clinical benefits based on a single therapeutic administration.

In the gene transfer process, a functional gene is typically delivered and incorporated into a patient’s cells using viral vectors, which are based on naturally-occurring viruses that have been modified to take advantage of the virus’ natural ability to introduce genes into human cells. However, unlike naturally-occurring viruses, which replicate following infection of a target cell and can infect new cells, gene therapy viral vectors are genetically modified to be non-replicating. Gene transfer using a viral vector is called transduction and the resulting gene-modified cells are called transduced cells. Transduction can be accomplished through either ex vivo or in vivo delivery of the vectors.  In the ex vivo approach, cells are transduced outside of the patient’s body and the modified cells are transplanted back into the patient.  In the in vivo approach, vectors are introduced directly into the patient’s body to deliver the desired gene to the target cell.

A growing body of gene therapy-based clinical data, the establishment of regulatory guidelines to govern the development and approval of gene therapy products and increased investment from the biopharmaceutical industry has allowed gene therapy to emerge as a potentially important new therapeutic modality for patients with significant unmet medical need. We believe we are particularly well-positioned to drive the continued advancement of gene therapy technology for the treatment of severe genetic and rare diseases and for T cell-based immunotherapy, initially in oncology.  We have assembled extensive expertise in viral vector design, manufacturing and gene transfer, translational research and development capabilities, a broad intellectual property estate, an experienced management team and a world-class group of scientific advisors.

We and our scientific collaborators have generated what we believe is human proof-of-concept data for our gene therapy platform in three underserved diseases, each of which has been granted orphan drug status by U.S. and European regulatory authorities.  We are conducting a Phase II/III clinical study, called the Starbeam Study, with our most advanced product candidate, Lenti-D™, to evaluate its safety and efficacy in subjects with childhood cerebral adrenoleukodystrophy, or CCALD, a rare, hereditary neurological disorder affecting young boys that is often fatal.  We also are conducting three clinical studies of our next most advanced product candidate, LentiGlobin® in a variety of rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans:  a global Phase I/II study, called the Northstar Study, for the treatment of β-thalassemia major; a single-center Phase I/II study in France (HGB-205) for the treatment of β-thalassemia major and severe sickle cell disease, or SCD; and a  Phase I study in the United States (HGB-206) for the treatment of severe SCD.

In March 2013, we announced a global strategic collaboration with Celgene Corporation to discover, develop and commercialize novel, disease-altering gene therapies in oncology.  The collaboration focuses on applying gene therapy technology to genetically modify a patient’s own T cells to target and destroy cancer cells.  Such modified T cells, called chimeric antigen receptor, or CAR T cells, have been shown by academic and corporate researchers to have beneficial effects in human clinical trials for patients with a variety of lymphomas.  The multi-year research and development collaboration has the potential to lead to the development and commercialization of multiple CAR T cell products, and we expect the first product candidate from this collaboration to enter clinical trials in early 2016.

In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing technology platform and cell signaling technology, and have integrated these technologies and research team and expanded our related discovery research efforts.  We are focused on utilizing homing endonuclease and megaTAL gene editing technologies in a variety of potential applications and disease areas, including for hematology and oncology.  Homing endonucleases and MegaTALs are novel enzymes that provide a highly specific and efficient way to silence, edit or insert genetic components into a cell to potentially treat a variety of diseases.

Our gene therapy platform is based on viral vectors that utilize a modified, non-replicating version of the Human Immunodeficiency Virus Type 1, or HIV-1 virus, that has been stripped of all of the components required for it to self-replicate and infect additional cells. The HIV-1 virus is part of the lentivirus family of viruses, as a result of which we refer to our vectors as lentiviral vectors. Our lentiviral vectors are used to introduce a functional copy of a gene to the patient’s own isolated blood stem cells, called hematopoietic stem cells, or HSCs, which reside in a patient’s bone marrow and are capable of differentiating into a wide range of cell types. HSCs are dividing cells, thus our approach allows for sustained expression of the modified gene as we are able to take advantage of a lifetime of replication of the gene-modified HSCs.  Additionally, we have developed a proprietary cell-based vector manufacturing process that is both reproducible and scalable. We believe our innovations in viral vector design and related manufacturing processes are important steps towards advancing the field of gene therapy and in realizing its full potential on a commercial scale.

Utilizing our gene therapy platform, we are developing product candidates comprising the patient’s own gene-modified HSCs. Clinical proof-of-concept already exists for allogeneic hematopoietic stem cell transplant, or HSCT, an approach of treating a patient with HSCs contributed by a donor other than the patient that contain the properly functioning copy of the gene whose mutation has caused the underlying disease.  However, this approach has significant limitations, including difficulties in finding appropriate genetically-matched donors and the risk of transplant-related rejection, graft-versus-host disease and mortality, and is therefore typically only available on a limited basis. Our approach is intended to address the significant limitations of allogeneic HSCT while utilizing existing stem cell transplant infrastructure and processes. Also, because our approach has the potential to drive sustained expression of the functional protein encoded by the gene insert after potentially a single-administration, we believe the value proposition offered by our product candidates for patients, families, health care providers and payors would be significant.

Although our initial focus for HSCs is in CCALD, ß-thalassemia major and severe SCD and for T cells is in oncology, we believe our gene therapy platform has broad therapeutic potential in a variety of indications. We believe that our vectors can be used to introduce virtually any gene into a cell and have the potential to be manufactured on a commercial scale reproducibly and reliably, as each new vector is produced using substantially the same process. We also take advantage of lentivirus’ ability to transduce HSCs more efficiently than other vectors, such as those derived from another virus used in gene therapy approaches, called adeno-associated virus, or AAV, which gives us the potential to address diseases in a variety of cell lineages beyond those that are derived from HSCs, such as microglia (useful for CCALD), red blood cells (useful for ß-thalassemia and SCD), T cells (useful for cancer and immunology) and others.

The potential of gene therapy to address severe genetic and rare diseases

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

Gene therapy represents a unique opportunity to change the way patients with severe genetic and rare diseases are treated by addressing the underlying cause of their disease, rather than offering solutions that focus only on their symptoms.  By correcting the underlying genetic defect, we believe gene therapy can provide transformative disease modifying effects—potentially with life-long clinical benefits based on a single therapeutic administration.

Our belief in the potential of gene therapy to become a viable therapeutic modality is supported by several recent developments, including the following:

•

Growing body of promising clinical results. Over the last several years, a number of clinical studies of gene therapies have shown promising efficacy and safety results in conditions such as multiple retinal diseases, adrenoleukodystrophy, or ALD, ß-thalassemia major, heart failure, lipoprotein lipase deficiency, various primary immunodeficiencies, hemophilia and Parkinson’s disease. In addition, a number of clinical studies of CAR T therapies have shown promising efficacy and safety results in a variety of B cell malignancies.

•

Significant design, manufacturing and process improvements. In recent years, we and others have designed new viral vectors with improved safety profiles over earlier generation vectors. Improvements in viral vector manufacturing techniques have also enabled the production of more potent and efficient viral vectors on a commercially viable scale.

•

Growing support from regulators for gene therapy. In 2012, the European Medicines Agency, or EMA, approved a gene therapy product called Glybera, which is the first gene therapy product approved by regulatory authorities anywhere in the Western world.  Although the U.S. Food and Drug Administration, or the FDA, has not yet approved any human gene therapy product, it has provided guidance for the development of gene therapy products. For example, the FDA has established the Office of Cellular, Tissue and Gene Therapies, or OCTGT, within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of cell and gene therapy products, and the Cellular, Tissue and Gene Therapies Advisory Committee, or CTGTAC, to advise CBER on its reviews.  In addition, the FDA and EMA have issued a growing body of clinical, preclinical, chemical, manufacturing and control, or CMC and other guidelines, all of which are intended to facilitate industry’s development of gene therapy products.

•

Growing investment from the pharmaceutical and biotechnology industries. Companies such as GlaxoSmithKline plc, Sanofi/Genzyme Corporation, BioMarin Pharmaceutical Inc., Baxter International Inc., Shire plc, Biogen Idec,  Novartis AG, Juno Therapeutics, Inc. and Kite Pharma, Inc. are currently advancing programs in gene therapy or in CAR T therapies for oncology.

Our gene therapy platform and proprietary lentiviral vectors

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

We believe that our lentiviral vectors are particularly well-suited for treating a number of diseases and have certain advantages over other viral vectors used in developing gene therapy products, including:

•

Sustained expression—Unlike other vectors based on viruses such as AAV, lentiviral vectors are capable of integrating the functional gene they carry into the DNA of the target cell’s chromosome. As such, they are well-suited to introduce a sustained therapeutic effect in dividing cells because the gene sequence introduced by the lentiviral vector will be replicated during cell division along with the rest of the cell’s chromosomal DNA. Therefore, subsequent dividing cells resulting from the originally transduced cell will also carry the newly inserted gene sequence. The power of lentiviral vectors is sustained expression: a single insertion of a functional gene into a dividing cell can have a multiplying effect on multiple downstream cells. Other vector platforms that take advantage of different viruses introduce genes into cells but they don’t actively integrate into a cell’s DNA and thus require many viral events to transform a cell.

•

Potentially Improved Safety—In clinical studies of gene therapy product candidates conducted by other entities, earlier generations of integrating viral vectors based on a mouse gamma-retrovirus were shown to preferentially integrate into certain regulatory regions of genes (such as the promoter regions) and in some instances inappropriately activate the cell to divide uncontrollably, leading to cancer through a process called insertional oncogenesis. These genetic alterations have led to several well-publicized adverse events, including several reported cases of leukemia, and highlighted the need to develop new gene therapy vectors with potentially improved safety profiles.  Next generation lentiviral vectors, unlike gamma retroviruses, have a distinct pattern of integrating into regions that provide instructions for making proteins rather than preferentially integrating into regions that can lead to cell proliferation and cancer. We believe this difference in integration patterns is a critical factor in potentially improving the safety profile of the vector, and distinguishes them from earlier generations of integrating viral vectors. This integration pattern difference has been published in several studies, showing that lentiviral vectors have demonstrated an improved safety profile over gamma-retrovirus vectors.

•

Carrying capacity—Unlike AAV, the lentivirus is able to carry large therapeutic gene sequences (up to 8,000 base pairs) into a host cell. This may limit the utility of AAV in some diseases where the required gene sequences will be too large to fit into an AAV construct. In this regard, lentiviral vectors offer more flexibility.

Our focus on Hematopoietic Stem Cells (HSCs)

Our gene therapy platform takes advantage of lentiviral vectors’ ability to stably integrate into the target cell’s chromosome by focusing on diseases we can treat through genetic modification of hematopoietic stem cells, or HSCs, which when reintroduced back into the patient, differentiate into numerous other cell lineages, as depicted below. We believe our initial clinical indications—CCALD, ß-thalassemia major and severe SCD—can all be treated by introducing a specific functional gene into HSCs taken from the patient to correct the gene defect responsible for the disease.

Marrow
Hematopoietic Stem Cells
Macrophage
CNS (ALD)
Granulocyte
Platelets
Erythrocyte
Heme (Thal, SCD)
B cell
T cell
Cancer
Stem cells
Progenitors
Mature blood cells

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

1.

We produce our lentiviral vector by co-transfecting a packaging cell line with multiple plasmids that separately encode the various components of the virus as well as the functional gene sequence or antibody fragment the viral vector will carry. The use of multiple plasmids is an important safety step designed to further prevent the resulting lentiviral vectors from being able to replicate and cause infection on their own.

2.

For the treatment of severe genetic and rare diseases, a sample of the patient’s own HSCs is extracted and isolated through a standard process known as apheresis, where HSCs are first mobilized into the blood stream from the bone marrow using a routinely-used pharmaceutical agent and then collected from the patient’s blood.  In some cases, such as for the treatment of SCD, HSCs are extracted directly from the patient’s bone marrow. A patient’s T cells are also extracted and isolated using a standard mobilization procedure.

3.

The lentiviral vector is mixed with the patient’s isolated HSCs or T cells ex vivo. In the case of HSCs, this leads to the insertion of the functional gene into the HSCs’ existing DNA, thus creating a pool of the patient’s own, or autologous, gene-modified cells. In the case of T cells, this leads to the creating of modified T cells with chimeric antigen receptors. The cells are then washed to remove any remnants of the viral vector or culture media. These gene-modified cells are the therapeutic drug product that is delivered back into the patient.

4.

Prior to administering our drug product, the patient undergoes a standard myeloablation procedure (also used in allogeneic HCST) to remove all endogenous bone marrow cells. The modified HSCs are then re-infused back into the patient (approximately one to two months after initial extraction of the patient’s HSCs) and begin re-populating a portion of the bone marrow as permanently modified HSCs in a process known as engraftment. The engrafted HSCs will go on to give rise to progenitor cell types with the functional gene. Following successful engraftment, we anticipate that clinical benefits for Lenti-D in CCALD, indicated by prevention of major functional disabilities, stabilization of NFS and Loes score and resolution of gadolinium enhancement, will begin to become evident within 24 months of transplant, and that clinical benefits for LentiGlobin in ß-thalassemia and SCD, indicated by reduction or elimination of blood transfusion requirements, number of in-patient hospitalization days (post-transplant discharge) and, for SCD, several additional endpoints, will begin to become evident within 6-12 months of transplant.

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

•

Value proposition to patients, families, health care providers and payors. Given the potentially dramatic clinical and life-long benefits anticipated from such therapies delivered through potentially a single administration, we believe the value proposition for patients, families, health care providers and payors would be significant.

Our product candidate pipeline

The following table summarizes key information on our development programs.

Our most advanced product candidate is called Lenti-D, which we are developing to treat patients with CCALD, the most severe form of ALD. We are conducting a Phase II/III clinical study of Lenti-D in the United States, which we refer to as the Starbeam Study, to examine the safety and efficacy of Lenti-D in preserving neurological function and stabilizing cerebral demyelination in subjects with CCALD.  In January 2015, we received regulatory authority approval for the Starbeam Study from the Medicines and Healthcare Products Regulatory Agency (MHRA) in England. We also expect to activate a site for the Starbeam Study in France, pending approvals from the applicable regulatory authorities. Our next most advanced product candidate is called LentiGlobin, which we are developing to treat patients with ß-thalassemia and severe SCD. We are conducting a Phase I/II clinical study of LentiGlobin, which we refer to as the HGB-205 Study, in subjects with ß-thalassemia major and severe SCD. We also have initiated a second Phase I/II clinical study in the United States, Australia and Thailand for LentiGlobin, which we refer to as the Northstar Study, for the treatment of ß-thalassemia major.  We have also initiated a Phase I study of LentiGlobin in the United States (HGB-206) for the treatment of severe SCD.

In March 2013, we announced a global strategic collaboration with Celgene Corporation to discover, develop and commercialize novel disease-altering gene therapies in oncology. The collaboration focuses on applying gene therapy technology to genetically modify a patient’s own T cells to target and destroy cancer cells. Such modified T cells, called chimeric antigen receptor, or CAR, T cells have been shown by academic and corporate researchers to have beneficial effects in human clinical trials for patients with a variety of lymphomas. The multi-year research and development collaboration has the potential to lead to the development and commercialization of multiple CAR T cell products and we expect the first product candidate from this collaboration to enter clinical trials in early 2016. See “—Our strategic alliance with Celgene.”

Our Lenti-D opportunity

Adrenoleukodystrophy

Adrenoleukodystrophy is a rare X-linked, inherited, neurological disorder that is often fatal. ALD is caused by mutations in the ABCD1 gene which encodes for a protein called the ALD protein, or ALDP, which plays a critical role in the breakdown and metabolism of very long-chain fatty acids, or VLCFA. Without functional ALDP, VLCFA accumulate in cells in the body, including microglial cells which are found in the brain and spinal cord.  The build-up of VLCFAs  causes damage to the myelin sheath, a protective and insulating membrane that surrounds nerve cells in the brain. This damage can result in decreased motor coordination and function, visual and hearing disturbances, the loss of cognitive function, dementia, seizures, adrenal dysfunction and other complications, including death. The worldwide incidence rate for ALD is approximately one in 20,000 newborn males.

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

•

ACALD (Adult Cerebral ALD): ACALD typically develops in males aged 21 years and older. It is also very severe, with progression of neurologic symptoms that parallels the course of CCALD. Recent published research shows that ACALD accounts for approximately 25% of all patients diagnosed with ALD.

Limitations of current treatment options

There is a clear unmet medical need for patients with the cerebral phenotype of ALD. Currently, the only effective treatment option for boys with CCALD is allogeneic HSCT. In this procedure, the patient is treated with HSCs containing a functioning copy of the gene contributed by a donor other than the patient. Allogeneic HSCT has also been shown to have potential clinical benefit in other forms of ALD including ACALD.

Allogeneic HSCT is preferably performed early in the course of the disease, ideally using an unaffected matched sibling HSC donor to minimize complications. However, the majority of allogeneic HSCT procedures for CCALD are carried out with non-sibling matched donor cells, partially matched related or unrelated donor cells including umbilical cord blood cells because a matched sibling donor is not available in most cases. The difficulty of finding a suitable sibling-matched donor is one of the primary drawbacks of this approach. Allogeneic HSCT is associated with significant morbidity and mortality, particularly in patients who undergo non-sibling-matched allogeneic HSCT. Complications of allogeneic HSCT include a 10-30% risk of engraftment failure in unrelated Human-Leukocyte-Antigen, or HLA, matched patients, a 12-16% incidence of life-threatening infection, and an approximately 30% risk of graft-versus-host-disease, or GVHD, a common complication in which donor immune cells (white blood cells in the graft) recognize the cells of the recipient (the host) as “foreign” and attack them. As a result of these safety challenges, allogeneic HSCT in CCALD patients can lead to significant mortality rates, particularly for patients treated with cells from a donor who is not a matched sibling. In addition, because of the need for long-term immunosuppression following allogeneic HSCT, there is a prolonged risk of opportunistic infections and other serious side effects associated with immunosuppressive drugs.

Moreover, of the approximately 80 boys who are born with CCALD each year in the United States and European Union, we estimate that between 20% and 50% may have disease so advanced at the time of diagnosis that a beneficial outcome from treatment would be unlikely. This is attributed to rapid disease progression and difficulty with early diagnosis, as the initial presentation of the signs and symptoms of CCALD are frequently misdiagnosed. Newborn screening through a simple and inexpensive blood test is being developed to enable earlier detection of CCALD and is available in several states. Based in part on the fact that several states have approved or are currently considering universal newborn screening for ALD, it is our expectation that newborn screening will be widely adopted in the United States within the next five years, and potentially elsewhere, providing for the opportunity to identify more boys for proactive monitoring of disease symptoms and early disease intervention.

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

We treated the first subject in the Starbeam Study in the United States in 2013. In January 2015, we received regulatory authority approval for the Starbeam Study from the Medicines and Healthcare Products Regulatory Agency (MHRA) in England. We also expect to activate a site for the Starbeam Study in France, pending approvals from the applicable regulatory authorities. If successful, and pending further discussion with the regulatory authorities, the results from the Starbeam Study could potentially form the basis of a BLA submission to the FDA and an MAA to the EMA for this product candidate. However, there can be no assurance that the FDA and the EMA will not require additional studies before the approval of a BLA or MAA, respectively. The FDA has advised us that the Starbeam Study may not be deemed to be a pivotal study or may not provide sufficient support for a BLA submission. The FDA normally requires two pivotal clinical studies to approve a drug or biologic product, and thus the FDA may require that we conduct additional clinical studies of Lenti-D prior to a BLA submission. See “Item 1A. Risk Factors—The results from our Starbeam Study may not be sufficiently robust to support the submission of marketing approval for our Lenti-D product candidate. Before we submit Lenti-D for marketing approval, the FDA and the EMA may require us to enroll additional subjects, conduct additional clinical studies, or evaluate subjects for an additional follow-up period.” Lenti-D has been granted Orphan Drug status by the FDA and EMA for CCALD.

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

For this study, we collected data from four U.S. sites and one French site on a total of 137 subjects, 72 of whom were untreated and 65 of whom were treated with allogeneic HSCT. To our knowledge, the ALD-101 Study is the most comprehensive study ever conducted to characterize clinical outcomes in untreated and allogeneic HSCT-treated CCALD patient populations.

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

•

The Loes score. The Loes score is a 34-point scale specifically designed to objectively measure the extent of central nervous system disease burden based on brain magnetic resonance imaging, or MRI, studies. The Loes score measures the extent and location of brain abnormalities such as the presence of white matter changes, degree of demyelination and the presence of focal or global atrophy. A Loes score of one or more (i.e., the presence of any such abnormalities) indicates significant disease, and patients with a Loes score of 10 or more generally are not considered to be good candidates for allogeneic HSCT due to the advanced stage of the disease.

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

	Mortality Rate*
	NFS≤ 1	NFS > 1	Loes ≥ 0.5 ≤ 9	Loes > 9
Untreated Cohort	42%	85%	44%	76%
Treated Cohort	12%	29%	13%	28%
*	Mortality rate determined by the number of deaths that occurred at any time through the observation period post-CCALD diagnosis.

As a consequence of this observation, and consistent with entry criteria that have been used in studies of allogeneic HSCT, the entry criteria for the Starbeam Study excludes subjects with evidence of advanced disease on NFS and Loes score to prevent enrollment of subjects whose disease would be expected to progress to a poor outcome despite treatment.

•

MFDs occurred in the majority of the untreated cohort who showed evidence of gadolinium enhancement in brain MRI. The majority of untreated subjects (67%) had progressive disease resulting in premature MFD or death during the study period, with 91% (19/21) of gadolinium positive subjects dying or having an MFD during the study period.

•

Allogeneic HSCT was associated with disease stabilization. Despite the significant risk of morbidity and mortality associated with allogeneic HSCT, successful transplantation was shown to provide clinically meaningful benefit to patients with CCALD, particularly those with early-stage disease.  Of the subjects who were evaluable at 24 months post-allogeneic-HSCT, 49% (N=51) of the allogeneic-HSCT cohort remained MFD-free.  Allogeneic HSCT was also associated with resolution of gadolinium enhancement. Of those patients who would meet eligibility criteria for the Starbeam study (baseline NFS of zero or one, gadolinium-positive prior to allogeneic HSCT, baseline Loes between 0.5 and nine, inclusive and did not have a matched sibling), four of 21 (19%) patients developed an MFD within 24 months post-allogeneic HSCT.

•	Consistent with published literature, allogeneic HSCT, particularly with unmatched/unrelated donors, was associated with clinically significant morbidity and mortality.
•

Morbidity: Post-allogeneic HSCT, engraftment failure occurred in 12 of 65 (19%) patients, 10 of whom (83%) were transplanted with unrelated donor cells. Despite prophylaxis, the GVHD rate was reported in 34 of 58 evaluable subjects (59%), including acute GVHD in 26 (45%) patients and chronic GVHD in 12 (19%) patients. Due to the requirement for myeloablation prior to HSCT, the occurrence of GVHD and the requirement for immunosuppressive therapy post-allogeneic HSCT, allogeneic HSCT is associated with a substantial risk of life-threatening infection. Infections were the most commonly reported serious adverse event, with at least one serious infection reported in 19 (29%) patients post-allogeneic HSCT. The substantial morbidity associated with allogeneic HSCT for CCALD supports evaluating Lenti-D in the Starbeam Study as an alternative therapeutic option that is expected to avoid the issues of immune incompatibility seen with allogeneic HSCT.

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

We believe the results from the ALD-101 Study support the proposition that, while the approach of treating a patient with genetically corrected HSCs can stabilize the progression of disease in patients with CCALD, there remains a significant unmet medical need for safer therapies, particularly for patients without the option of a sibling-matched donor. We believe that many of the issues that contribute to the mortality and morbidity associated with allogeneic HSCT could be avoided using a patient’s own gene-modified HSCs. Importantly, the results from this study were also used to inform the criteria for patient and endpoint selection for our Starbeam Study.

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

Below is a summary of the efficacy results for each of the four subjects in the TG04.06.01 Study as of March 2013:

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

We believe these efficacy results are consistent with outcomes that would be expected following successful allogeneic HSCT. All four boys were alive two years or more after treatment, while the ALD-101 Study would suggest an expected mortality rate of approximately 20% in the same two-year window post-allogeneic HSCT. As assessed by NFS and brain MRI, Subjects One, Two and Four showed encouraging evidence of disease stabilization. Additionally, gadolinium enhancement resolved in Subjects One, Two and Four, suggesting a reduction of neuroinflammation. These results also contrast with the natural history of disease in untreated patients, which is characterized by continuous and rapid progression of cerebral demyelination in the majority of cases, particularly those with gadolinium enhancement on brain MRI. All four subjects demonstrated some deterioration of neurologic function within the second year after transplant, which is expected as it is also seen following allogeneic HSCT. Although neurologic deficits have occurred in these subjects post-treatment, we are encouraged by the fact that neurologic disease stabilized in all four subjects.

Importantly, as of March 2013, there were no reported incidents of gene therapy-related safety concerns in the TG04.06.01 Study. In addition, none of these subjects experienced adverse events due to immune incompatibility issues typically associated with allogeneic HSCT, such as graft rejection or GVHD.

We believe the efficacy and safety results of the TG04.06.01 Study provided clinical proof-of-concept, as the lentiviral vector used in the study shares many features with our Lenti-D vector. In addition, the results of the TG04.06.01 Study were helpful in informing the design of our Starbeam Study. The design of the Starbeam Study is built upon the observations made in the TG04.06.01 Study, but will enroll a larger number of subjects, is a multi-center trial with a different primary endpoint and in consultation with experts in the field, and has a predefined criterion for clinical success.  Additionally, with improvements we have introduced into the vector manufacturing and transduction processes, we expect to obtain a higher frequency of gene-modified HSCs in subjects treated in the Starbeam Study compared to what was achieved in the TG04.06.01 Study, which we believe should translate into improved clinical benefit by virtue of the increased expression of normally-functioning ALDP.

Phase II/III Starbeam clinical study

In October 2013, we treated the first subject in a Phase II/III clinical study, called the Starbeam Study, of our Lenti-D product candidate, to evaluate its safety and efficacy in subjects with CCALD. The study is designed as a single-dose, open-label, non-randomized, international, multi-center Phase II/III study to test the safety and efficacy of our Lenti-D product candidate in preserving neurological function and stabilizing cerebral demyelination in subjects with CCALD. Subjects will be followed for 24 months post-transplant under this protocol. In accordance with applicable guidance from the FDA and EMA, we will be monitoring study subjects in a long-term follow up protocol to evaluate safety for up to 15 years, and will also monitor efficacy endpoints to demonstrate a sustained treatment effect.

•

Up to 15 subjects will be enrolled in the study to obtain at least 12 evaluable subjects that have been transplanted with the Lenti-D drug product. In the study, subjects must be age seventeen years or younger with a confirmed diagnosis of active CCALD, including elevated levels of plasma VLCFA, a brain MRI Loes score of 0.5 to nine, inclusive, evidence of gadolinium enhancement and an NFS ≤ one. Subjects with a willing 10/10 HLA matched sibling HSCT donor will be excluded from the study.

Based on results from our retrospective ALD-101 Study and consultation with leading clinicians in the field of ALD, we have defined the primary efficacy endpoint in the Starbeam Study as the proportion of subjects who have no MFDs, as measured by NFS, at 24 months (±two months) post-transplant. Secondary efficacy evaluations, in each case measured at 24 months (±two months) post-transplant, capture the key assessments of CCALD disease status, including the change from baseline in NFS and Loes score, resolution of gadolinium enhancement on MRI and determination of MFD-free survival and overall survival. The sample size for this study was not determined by formal statistical methods, but we believe it may be sufficient to demonstrate a robust effect on the binary response endpoint, where a responder is defined as a subject with no MFD at 24 months (±two months) following treatment with Lenti-D drug product. Thus, we expect the FDA and EMA will make a qualitative assessment of the efficacy and safety data from this study to evaluate whether the results are sufficient to support a BLA or MAA filing.

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

If successful, we believe that the results from the Starbeam Study could form the basis of a BLA and an MAA. However, given the number of subjects and design of the study and the qualitative/subjective assessment of the data, there can be no assurance the FDA or EMA will not require one or more additional clinical studies as a precursor to a BLA application or an MAA, respectively. The FDA has advised us that the Starbeam Study may not be deemed to be a pivotal study or may not provide sufficient support for a BLA submission. The FDA normally requires two pivotal clinical studies to approve a drug or biologic product, and thus the FDA may require that we conduct additional clinical studies of Lenti-D prior to a BLA submission. We are also conducting an observational study of subjects with CCALD treated by allogeneic HSCT referred to as the ALD-103 study.  This study will collect efficacy and safety outcomes data in patients who are undergoing allogeneic-HSCT.  We anticipate that Lenti-D safety and efficacy will be evaluated by the FDA and EMA in light of the data collected in the Starbeam Study as well as our retrospective ALD-101 study and our observational ALD-103 study.

Our LentiGlobin opportunity

ß-thalassemia

Overview

ß-thalassemia is a rare hereditary blood disorder caused by a genetic abnormality of the ß-globin gene resulting in defective red blood cells, or RBCs. Genetic mutations cause the absence or reduced production of the beta chains of hemoglobin, or ß-globin, thereby preventing the proper formation of hemoglobin A, which normally accounts for greater than 95% of the hemoglobin in the blood of adults. Hemoglobin is an iron-containing protein in the blood that carries oxygen from the respiratory organs to the rest of the body. Hemoglobin A consists of four chains—two chains each of a-globin and ß-globin. Normally existing at an approximate 1:1 ratio, genetic mutations that impair the production of ß-globin can lead to a relative excess of a-globin, leading to premature death of red blood cells. The clinical implications of the a-globin/ß-globin imbalance are two-fold: first, patients lack sufficient RBCs and hemoglobin to effectively transport oxygen throughout the body and can become severely anemic; and second, the shortened life span and ineffective production of RBCs can lead to other complications such as splenomegaly, marrow expansion, bone deformities, and iron overload in major organs.

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

Limitations of current treatment options

In geographies where treatment is available, patients with ß-thalassemia major receive chronic blood transfusion regimens aimed at maintaining steady state hemoglobin levels. These regimens consist of infusions with units of pRBC every three to five weeks, the timing of which is based predominantly on monitoring hemoglobin levels. Chronic blood transfusions can be effective at preventing the symptoms of childhood ß-thalassemia major, however, often lead to iron overload, which over time leads to mortality through iron-associated heart and liver toxicity. To prevent iron overload-associated risks, patients must adhere to therapeutic iron chelation regimens to reduce the iron overload. Poor compliance with chelation regimens remains a key challenge; it is estimated that with typical compliance, the overall life expectancy for a patient with transfusion-dependent ß-thalassemia is only 28 years. Even patients who are compliant with transfusion and iron chelation regimens can experience a reduced quality of life due to the burden of therapy and the fluctuating levels of hemoglobin on a month-to-month basis.

The only potentially curative therapy for ß-thalassemia today is allogeneic HSCT. However, because of the significant risk of transplant-related morbidity and mortality, transplants are offered primarily to pediatric patients with a matched sibling donor, which occurs in less than 25% of all cases. Allogeneic HSCT carries a significant risk of morbidity and mortality related to myeloablation), immunosuppressive medications, graft failure, GVHD and opportunistic infections. Overall, ß-thalassemia major remains a devastating disease with an unmet medical need.

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

Our LentiGlobin product candidate

We are developing our LentiGlobin product candidate as a potential one-time treatment for both ß-thalassemia major and severe SCD. Our approach involves the ex vivo insertion of a single codon variant of the normal ß-globin gene using a lentiviral vector into the patient’s own HSCs to enable formation of normally functioning hemoglobin A and normal RBCs in patients with ß-thalassemia or SCD. Importantly, this codon variant, referred to as T87Q, also serves as a distinct biomarker used to quantify expression levels of the functional ß-globin protein in patients with ß-thalassemia and SCD, while also providing strong anti-sickling properties in the context of SCD. We refer to the HSCs that have undergone gene modification ex vivo as the final LentiGlobin drug product, or our LentiGlobin product candidate.

We are conducting two  Phase I/II clinical studies of our LentiGlobin product candidate, to evaluate its safety and efficacy in subjects with ß-thalassemia major. In December 2013, we announced that the first subject with ß-thalassemia major had been treated in our French study of LentiGlobin, called the HGB-205 study, which also permits the enrollment of subjects with severe sickle cell disease, or SCD. In October 2014 we announced that the first subject with severe SCD had been treated in the French HGB-205 study. In March 2014, we announced that the first subject with ß-thalassemia major had been treated in our other study of LentiGlobin being conducted in the United States, Australia and Thailand, called the Northstar Study. We presented preliminary results from the HGB-205 study at the European Hematology Association Congress in June 2014 and presented preliminary results from both the HGB-205 study and the Northstar Study at the American Society of Hematology Annual Meeting in December 2014.

We have initiated a Phase I clinical study in the United States, called the HGB-206 Study, to evaluate the safety and efficacy of LentiGlobin in subjects with severe SCD.

LentiGlobin has been granted Orphan Drug status by the FDA and EMA for both β-thalassemia and severe SCD, in January 2013 LentiGlobin was granted Fast-Track designation by the FDA for the treatment of beta-thalassemia major, and in January 2015, the FDA granted Breakthrough Therapy designation to LentiGlobin for the treatment of transfusion dependent patients with β-thalassemia.

Clinical development of our LentiGlobin product candidate

Previous clinical experience with lentiviral gene therapy for ß-thalassemia major (the LG001 Study)

Between September 2006 and November 2011, three subjects with ß-thalassemia major were treated in France by our scientific collaborators in a Phase I/II study with autologous HSCs transduced ex vivo with an earlier generation of our LentiGlobin vector, called HPV569. We refer to the HSCs transduced ex vivo with the HPV569 vector as the HPV569 drug product. Clinical data and biological experience with one subject in this study (Subject Three) were first reported in Nature (2010), with follow-up data presented at the European Hematology Association Congress in June 2014.

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

•

Subject Four: After transplant, Subject Four experienced delayed recovery of platelets and required platelet transfusion thrice weekly until day 100, with the last transfusion on day 122. Hemoglobin from gene therapy in reticulocytes was detectable early post-transplant, however the levels declined gradually. Subject Four is clinically stable and has fully engrafted two years post-treatment, but is producing only minimal amounts of new hemoglobin and, therefore, remains transfusion dependent. Adverse events considered to be treatment related were all attributable to study procedures or myeloablative conditioning, but not the HPV569 drug product.

All subjects from LG001 have been offered the possibility to enroll in the long term follow-up study, LTF-303, to evaluate long-term safety and efficacy post-transplant.

We believe the efficacy and safety results of the LG001 Study provided clinical proof-of-concept, as the lentiviral vector used in the study shares many features with our current LentiGlobin vector. In addition, the results of the LG001 Study were helpful in informing the design of our HGB-205 and Northstar clinical studies. Additionally, with improvements we have introduced into the vector manufacturing and transduction processes, we expect to obtain a higher proportion of gene-therapy modified HSCs in the drug product manufactured for the patients treated in the HGB-205 and Northstar clinical studies compared to what was achieved in the LG001 Study, which we believe will translate into improved clinical efficacy and in improved clinical benefit by virtue of increased production of normally functioning hemoglobin.

The HGB-205 Phase I/II clinical study for ß-thalassemia major and severe sickle cell disease

The HGB-205 study is a Phase I/II clinical study to examine the safety and efficacy of our LentiGlobin product candidate in up to seven subjects with a diagnosis of ß-thalassemia major or severe SCD. Study subjects must be between five and 35 years of age with a diagnosis of ß-thalassemia major or severe SCD. In December 2013, we announced that the first subject with ß-thalassemia major had been treated in the HGB-205 study and in October 2014 we announced that the first subject with severe SCD had been treated in the European HGB-205 study. To be enrolled, subjects with ß-thalassemia must have received at least 100 mL/kg/year of pRBCs per year for the past two years. Those with SCD must have failed to achieve clinical benefit from treatment with hydroxyurea and have an additional poor prognostic risk factor (e.g., recurrent veno-occlusive crises or acute chest syndromes). All subjects must be eligible for allogeneic HSCT, but without a matched sibling allogeneic HSCT donor.

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

Preliminary Clinical Data from the HGB-205 Study

In December 2014, we presented preliminary clinical data from the HGB-205 study at the Annual Meeting of the American Society of Hematology, or ASH.  As of December 1, 2014, two subjects with β-thalassemia major had undergone infusion with LentiGlobin BB305 drug product in the HGB 205 study. Both of these subjects achieved rapid transfusion independence with near-normal hemoglobin levels and are producing steadily increasing amounts of ß-T87Q-globin, similar to what may be expected from a successful allogeneic transplant, and as of December 1, 2014, had been free from the need for transfusions for 12 months and nine months, respectively. The third treated subject in the HGB-205 study, the first individual with sickle cell disease ever to be treated with gene therapy, has achieved engraftment, but at the time of the ASH annual meeting, it was too early post-transplant to draw any meaningful conclusions on clinical efficacy.  Below is a table summarizing the preliminary clinical data from the HGB-205 study presented at the ASH annual meeting in December 2014:

	β-Thalassemia Major		Severe Sickle Cell Disease
Patient	1201	1202	1204
Enrollment age/Sex	18/F	16/M	13/M
Country of birth	Syria	France	France
Genotype	β0/βE	β0/βE	βS/βS
Transfusion requirements (mls/kg/year)	139	188	170
CD34+ VCN	1.5	2.1	1.2/1.0*
CD34+ cell count (x106/kg)	8.9	13.6	5.6
Days to neutrophil engraftment	Day +13	Day +15	Day +37
HbAT87Q/total Hb (g/dL)	7.7/11.0	9.6/13.4**	NA
Last study follow up (months)	12	9	1

*VCN is an abbreviation for Vector Copy Number, which is a measurement of the mean number of viral vectors in a population of cells, in this case, of the LentiGlobin drug product prior to infusion of the study subject.   If more than one drug product was manufactured for a subject, the VCN of each drug product lot is quantified and the cell count is combined.

**Hemoglobin levels represent data from the six-month follow up visit. Nine-month visit hemoglobin data not yet available.

In the HGB-205 study, treatment with LentiGlobin has been well tolerated, with no gene therapy-related Grade 3 or greater adverse events observed as of December 1, 2014.

The Northstar Phase I/II clinical study for ß-thalassemia major

The Northstar Study is a single-dose, open-label, non-randomized, multi-site Phase I/II clinical study in the United States, Australia and Thailand to evaluate the safety and efficacy of the LentiGlobin product candidate in increasing hemoglobin production and eliminating or reducing transfusion dependence following treatment. In March 2014, we announced that the first subject with ß-thalassemia major had been treated in our Northstar Study.

Up to 15 adults will be enrolled in the study. Study subjects must be between 18 and 35 years of age with a diagnosis of ß-thalassemia major and receive at least 100 mL/kg/year of pRBCs or greater than or equal to eight transfusions of pRBCs per year in each of the two years preceding enrollment. The subjects must also be eligible for allogeneic HSCT.  We are planning to amend the protocol for the Northstar Study to allow for the enrollment of adolescent subjects between 12 and 17 years of age.

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

Preliminary Clinical Data from the Northstar Study

In December 2014, we presented preliminary clinical data from the Northstar Study at the ASH Annual Meeting.   As of December 1, 2014, five subjects with β-thalassemia major had undergone infusion with LentiGlobin BB305 drug product in the Northstar Study. The first two subjects treated in the Northstar Study had produced steadily increasing amounts of β-T87Q-globin and, as of December 1, 2014, had been free from the need for transfusions for five months and three months, respectively. As of December 1, 2014, three additional subjects had been infused, but at the time of the ASH annual meeting, it was too early to draw any meaningful conclusions on clinical efficacy for these subjects.  Below is a table summarizing the preliminary clinical data from the Northstar Study presented at the ASH annual meeting in December 2014:

Patient	1102	1104	1106	1107	1108
Enrollment age/Sex	18/F	21/F	20/F	26/F	18/F
Country of birth	USA	Thailand	Pakistan	Australia	USA
Genotype	β0/βE	β0/βE	β0/β0	β0/β0	β0/β+
Transfusion requirements (mls/kg/year)	137	153	197	223	144
CD34+ VCN	1.0/1.1*	0.7/0.7*	1.5	1.0	0.9
CD34+ cell count (x106/kg)	6.5	5.4	13.5	15.0	7.9
Days to neutrophil engraftment	Day +17	Day +18	Day +29	Day +14	NA
HbAT87Q/total Hb (g/dL)	3.8/8.6	0.27/9.8	6.8/9.6	0.34/9.6	NA
Last study follow up (months)	6	1**	3	1	<1

* VCN is an abbreviation for Vector Copy Number, which is a measurement of the mean number of viral vectors in a population of cells, in this case, of the LentiGlobin drug product prior to infusion of the study subject.   If more than one drug product was manufactured for a subject, the VCN of each drug product lot is quantified and the cell count is combined.

**Data includes two months of follow-up on safety only.

The HGB-206 clinical study for severe sickle cell disease

The HGB-206 Study is a single-dose, open-label, non-randomized, multi-site Phase I clinical study in the United States to evaluate the safety and efficacy of the LentiGlobin product candidate to treat severe SCD.

Up to 8 adults will be enrolled in the study. Study subjects must be ≥18 years of age with a diagnosis of sickle cell disease, with either βS/βS or βS/β0 genotype. The sickle cell disease must be severe, as defined by recurrent severe venoocclusive events, acute chest syndrome, history of an overt stroke, or echocardiographic evidence of an elevated tricuspid regurgitant jet velocity, an indicator of pulmonary hypertension.  The subjects must also be eligible for HSCT.

Efficacy endpoints include changes in the frequency of severe vaso-occlusive crises, acute chest syndrome, and strokes or ischemic attacks.  Pharmacodynamic endpoints include measurements of transgene persistence and transgene expression.

Safety endpoints include monitoring for laboratory parameters and frequency and severity of adverse events; the success and kinetics of HSC engraftment; the incidence of treatment related mortality and overall survival; the detection of vector-derived replication-competent lentivirus in any subject; and the characterization of events of insertional mutagenesis leading to clonal dominance or leukemia.

Each subject will remain on study for approximately 26 months from time of consent and then will be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond 24 months.

Our CAR T Cell Oncology Opportunity

In March 2013, we announced a global strategic collaboration with Celgene Corporation to discover, develop and commercialize novel, disease-altering gene therapies in oncology.  The collaboration focuses on applying gene therapy technology to genetically modify a patient’s own T cells to target and destroy cancer cells.  Such modified T cells, called chimeric antigen receptor, or CAR T cells, have been shown by academic researchers to have beneficial effects in human clinical trials for patients with a variety of lymphomas.  The multi-year research and development collaboration has the potential to lead to the development and commercialization of multiple CAR T cell products for a variety of liquid and solid tumor cancers.  We expect the first product candidate from this collaboration to enter clinical trials in early 2016.

Immune System and T Cells

The immune system recognizes danger signals and responds to threats at a cellular level. It is often described as having two arms. The first arm is known as the innate immune system, which recognizes non-specific signals of infection or abnormalities as a first line of defense. The innate immune system is the initial response to an infection, and the response is the same every time regardless of prior exposure to the infectious agent. The second arm is known as the adaptive immune system, which is composed of highly specific, targeted cells and provides long-term recognition and protection from infectious agents and abnormal processes such as cancer. The adaptive immune response is further subdivided into humoral, or antibody based, and cellular, which includes T cell-based immune responses.

The most significant components of the cellular aspect of the adaptive immune response are T cells, so called because they generally mature in the thymus. T cells are involved in both sensing and killing infected or abnormal cells, as well as coordinating the activation of other cells in an immune response. These cells can be classified into two major subsets, CD4+ T cells and CD8+ T cells, based on cell surface expression of the CD4 or CD8 glycoproteins. Both subsets of T cells have specific functions in mounting an immune response capable of clearing an infection or eliminating cancerous cells. CD4+ T cells, or helper T cells, are generally involved in coordinating the immune response by enhancing the activation, expansion, migration, and effector functions of other types of immune cells. CD8+ T cells, or cytotoxic T cells, can directly attack and kill cells they recognize as infected or otherwise abnormal, and are aided by CD4+ T cells. Both types of T cells are activated when their T cell receptor recognizes and binds to a specific protein structure expressed on the surface of another cell. This protein structure is composed of the major histocompatibility complex, or MHC, and a small protein fragment, or peptide, derived from either proteins inside the cell or on the cell surface. Circulating CD4+ and CD8+ T cells survey the body differentiating between MHC/peptide structures containing “foreign” peptides and those containing “self” peptides. A foreign peptide may signal the presence of an immune threat, such as an infection or cancer, causing the T cell to activate, recruit other immune cells, and eliminate the targeted cell.

Although the immune system is designed to identify foreign or abnormal proteins expressed on tumor cells, this process is either ineffective or defective in cancer patients. The defective process sometimes occurs when cancer cells closely resemble healthy cells and go unnoticed or if tumors lose their MHC protein expression. Additionally, cancer cells employ a number of mechanisms to escape immune detection to suppress the effect of the immune response. Some tumors also encourage the production of regulatory T cells that block cytotoxic T cells that would normally attack the cancer.

History of Cancer Immunotherapy

Cancer has historically been treated with surgery, radiation, chemotherapy and hormone therapy. More recently, advances in understanding of the immune system’s role in cancer have led to immunotherapy becoming an important treatment approach. Cancer immunotherapy began with treatments that nonspecifically activated the immune system and had limited efficacy and/or significant toxicity. In contrast, new immunotherapy treatments can activate specific, important immune cells, leading to improved targeting of cancer cells, efficacy, and safety. Within the immunotherapy category, treatments have included cytokine therapies, antibody therapies, and adoptive cell transfer therapies.

In 1986, interferon-a became the first cytokine approved for cancer patients. In 1992, interleukin-2, or IL-2, was the second approved cytokine in cancer treatment, showing efficacy in melanoma and renal cell cancer. IL-2 does not kill cancer cells directly, but instead nonspecifically activates and stimulates the growth of the body’s own T cells which then combat the tumor. Although interferon-a, IL-2, and subsequent cytokine therapies represent important advances in cancer treatment, they are generally limited by toxicity and can only be used in a limited number of cancers and patients.

Cytokine-based therapies set the stage for immunotherapy, and antibody therapies represented the next significant advance, with targeted specificity and a generally better-tolerated side effect profile. Monoclonal antibodies, or mAbs, are designed to attach to proteins on cancer cells, and once attached, the mAbs can make cancer cells more visible to the immune system, block growth signals of cancer cells, stop new blood vessels from forming, or deliver radiation or chemotherapy to cancer cells. The first FDA approved mAb specifically for cancer was Rituxan in 1997, and since then, many other antibodies have received approval, including Herceptin, Avastin, Campath, Erbitux, and Vectibix. More recently, antibodies have been conjugated with cytotoxic drugs to increase activity. The first approved antibody drug conjugate was Mylotarg in 2000, followed by Adcetris in 2011 and Kadcycla in 2013.

The next important advance has been the development of antibodies that target T cell checkpoint pathways, which are means by which cancer cells are able to inhibit or turn down the body’s immune response to cancer. These treatments have shown an ability to activate T cells, shrink tumors, and improve patient survival. In 2011, Yervoy became the first checkpoint inhibitor approved by the FDA. Recent clinical data from checkpoint inhibitors such as nivolumab and Keytruda have confirmed both the approach and the importance of T cells as promising tools for the treatment of cancer.

Despite these many advances, a significant unmet need in cancer still persists. We believe that the use of human cells as therapeutic entities to re-energize the immune system will be the next significant advancement in the treatment of cancer. These cellular therapies may avoid the long-term side effects associated with current treatments and have the potential to be effective regardless of the type of previous treatments patients have experienced.  We are developing our CAR T cell technology to use our lentiviral vector technology and experience in order to deliver specifically and directly a payload of potent T cells engineered to kill the cancer.

Our CAR T Technology

Like our programs for HSCs, our CAR T technology uses a customized lentiviral vector to alter T cells ex vivo, or outside the body, so that the T cells can recognize specific proteins on the surface of cancer cells or other diseased cells in order to kill those diseased cells.  With our CAR T technology, we harvest a patient’s white blood cells in a process called leukapheresis, activate certain T cells to grow and then the gene sequences for the CAR construct are transferred into the T cell DNA using a lentiviral vector. The number of cells is expanded until it reaches the desired dose. These genetically engineered cells, which will express the receptors that can recognize the specific proteins that are characteristic of specific cancers, are then infused back into the patient. Our entire T cell engineering process is rapid (complete in around ten days) and manufactures modified T cells in a sterile closed system.

When the engineered CAR T cell is returned to the cancer patient, it engages the target protein on the cancer cell, triggers a series of signals that result in tumor cell killing through the production of anti-cancer cytokines, and undergoes multiple rounds of cell division to greatly expand the number of these anti-cancer T cells. These engineered T cells have the natural “auto-regulatory” capability of normal T cells and once the tumor cells containing the target protein are destroyed, the engineered T cells decrease in number leaving a smaller number of T cells in the body as a form of immune surveillance against potential tumor regrowth. The genetically-engineered CAR T cells are designed to supplement a patient’s immune system and can be further engineered to overcome immune evasion mechanisms employed by cancer cells.

Our CAR T cell technology also brings genomic engineering tools to the immunotherapy field.  Using our gene editing homing endonuclease technology, we have a number of additional options to manipulate the genome of the cancer patient’s T cells to further increase the specificity of the anti-tumor activity and to potentially make these cells even more potent.  Specificity and potency are essential to the development of CAR T cell therapies that can effectively treat solid tumor cancers such as breast, prostate and colon cancer.  Our cancer immunotherapy research group is staffed by scientists drawn from both industry and academic research centers that have pioneered the field of CAR T cell therapy.  This team is focused on the next generation of T cell engineering to discover and develop T cell product candidates to treat a variety of liquid and solid tumor cancers.

Our Gene Editing Opportunity

In June 2014, we acquired Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing technology platform and cell signaling technology, and have integrated these technologies and research team and expanded its discovery research efforts.  We are focused on utilizing homing endonuclease and megaTAL gene editing technologies in a variety of potential applications and disease areas, including for hematology and oncology.  Homing endonucleases and MegaTALs are novel enzymes that provide a highly specific and efficient way to silence, edit, or insert genetic components into a cell to potentially treat a variety of diseases.

All of the gene-editing technologies currently being explored by the pharmaceutical industry, including zinc finger nucleases, CRISPR/Cas9, and TALENs, share common features of a DNA binding domain and a DNA cleavage domain.  They all differ in specificity, size, ease of delivery and as naturally occurring versus engineered nucleases.  Homing endonucleases are the only monomeric naturally occurring proteins to bind DNA in a sequence specific fashion and cleave their target sites.  MegaTALs are fusion proteins that combine homing endonucleases with the targeting domain of TALENs resulting in greater DNA sequence specificity and lower off target activity.  We believe there are multiple advantages of homing endonucleases and MegaTALs compared to other gene editing technologies, most notably: they are naturally occurring gene-editing proteins, they are highly specific and efficient in cutting DNA and their compact size allows for delivery of multiple proteins.  We are using our gene editing platform, along with collaborations with multiple academic institutions, to potentially discover and develop next generation versions of our current ex vivo gene therapy product candidates and to potentially expand into new disease indications.

Manufacturing

Our gene therapy platform has two main components: lentiviral vector production and the target cell transduction process, which results in drug product.

Our lentiviral manufacturing process

Produce
Lentivirus
Transfect
293T Cells
Harvest and Purify
Virus
Plasmids

Our lentiviral vectors are assembled using a human cell line called HEK293T. The HEK293T cells are maintained in disposable flasks until sufficient cell mass has been generated to fill approximately 40 ten tray cell factories, or TTCFs, then transferred and allowed to adhere to the bottom of the trays.  Adherent cells are transfected with multiple plasmids encoding all the genetic material required to assemble the lentiviral vector carrying the functional gene of interest.  The transfected HEK293T cells then assemble our lentiviral vectors packaged with the functional gene of interest, which bud off into the cell culture media. The media containing the assembled vectors is harvested, purified, concentrated and formulated prior to freezing for storage. These finished lentiviral vectors are what is ultimately used to transduce the HSCs isolated from the patient.

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

Although we intend to continue manufacturing our Lenti-D vectors in TTCFs, we are adapting our LentiGlobin vector production technology to a larger, suspension-based bioreactor process with the potential to scale from 100 to upwards of 1,000 liters in a single production run. So far, we have demonstrated successful production of LentiGlobin vectors on a small scale and have transferred the new process to a contract manufacturer to accommodate future demand for our drug candidates, if approved, in their current indications as well as those beyond our initial focus.

Our HSC transduction process—creating the gene-modified cells (our drug product)

The ultimate product of our manufacturing processes is the patient’s own gene-modified cells, which we refer to as our drug product. The process for producing drug product for our HSC-based product candidates is as follows:

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
3.

Transduction: The isolated, purified and pre-treated HSCs are exposed to our lentiviral vectors containing the appropriate functional gene for a period of time to facilitate transduction and insertion of the therapeutic DNA into the chromosomes of the target cells.

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

Future applications and opportunities

The investments that we have made to industrialize our gene therapy platform, processes and manufacturing may have application to other severe genetic and rare diseases. We believe that we have the opportunity to pursue other disease indications that would take advantage of our know-how and other intellectual property, and expertise in three main areas:

•

Other lentiviral ex vivo applications with HSCs: We believe our current gene therapy platform will enable us to develop and test new vectors based on similar viral vector backbones that carry different gene sequences for other hereditary diseases without the need for significant research work. In this way, we can move products efficiently through preclinical into clinical development. We may consider research and development programs targeting other monogenic, hereditary diseases that involve cells derived from HSCs. These programs may involve hereditary orphan diseases that could be developed and potentially commercialized on our own.

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

•

Lentiviral in vivo applications: Our expertise in lentiviral vector production and cell transduction also provides an opportunity to develop new lentiviral products for use in the in vivo setting. In this case, lentiviral vectors carrying certain gene sequences would be delivered directly to the disease site (e.g., to the brain, liver or eye) or into the bloodstream of the patient and, in each case, the vector would need to find the target cell in vivo and deliver the genetic material into those target cells. Although this represents a less controlled environment in which to transduce cells and deliver genetic material, it opens up additional orphan and large market indications where this approach is more appropriate for the disease and targeted cells.

Strategic collaborations

Our objective is to develop and commercialize a next generation of products based on the transformative potential of gene therapy to treat patients with severe genetic diseases and cancer. To access the substantial funding and other resources required to develop and commercialize gene therapy products, we have formed, and intend to seek other opportunities to form, strategic alliances with collaborators who can augment our industry leading gene therapy expertise. To date, we have focused on forging a limited number of significant strategic alliances with leading pharmaceutical partners and academic laboratories where both parties contribute expertise to enable the discovery and development of potential gene therapy product candidates.

Our strategic alliance with Celgene

In March 2013, we announced a strategic collaboration with Celgene Corporation to discover, develop and commercialize novel disease-altering gene therapies in oncology. The collaboration focuses on applying gene therapy technology to genetically modify a patient’s own T cells, to target and destroy cancer cells. Such modified T cells, which are called chimeric antigen receptor, or CAR T cells, have been shown to have beneficial effects in human clinical trials for patients with B cell lymphomas. The multi-year research and development collaboration has the potential to lead to the development and commercialization of multiple CAR T cell products.  We are currently planning to advance the first CAR T product candidate from our collaboration with Celgene into clinical trials in early 2016.

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

Celgene will be solely responsible for all costs and expenses of manufacturing and supplying any optioned product candidates. Subject to customary “back-up” supply rights granted to Celgene, we have the sole right to manufacture or have manufactured supplies of vectors and associated payloads manufactured for incorporation into the optioned product candidate Celgene would reimburse us for our costs to manufacture and supply such vectors and associated payloads, plus a modest mark-up.

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

The call option and the right to acquire a target antigen license may have the effect of delaying or preventing a change in control transaction involving us, or may reduce the number of companies interested in acquiring us. See “Item 1A. Risk Factors—Provisions in our collaboration agreement with Celgene Corporation may prevent or delay a change in control.”

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

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain genes, methods of transferring genetic material into cells, genetically modified cells, processes to manufacture our lentivirus-based product candidates and other proprietary technologies and processes related to our lead product development candidates. As of January 31, 2015, our patent portfolio includes the following:

•	approximately 212 patents or patent applications that we own or have exclusively in-licensed from academic institutions and third parties related to lentiviral vectors and vector systems;
•	approximately 66 patents or patent applications that we have non-exclusively in-licensed or optioned from academic institutions and third parties related to lentiviral vectors and vector systems;
•

approximately 39 patents or patent applications that we own or have exclusively in-licensed from academic institutions and third parties, including eight that are co-owned with MIT, related to vector manufacturing or production;

•	approximately eight patents or patent applications that have been non-exclusively in-licensed from academic institutions and third parties related to vector manufacturing or production;
•	approximately 15 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from academic institutions and third parties related to therapeutic cellular products;
•

approximately 31 patents or patent applications that we own or have exclusively in-licensed from academic institutions and third parties related to oncology products, including CAR T cell vector systems and manufacturing, T cell manufacturing, and therapeutic T cells; and

•

approximately 46 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from academic institutions and third parties related to gene editing compositions and methods.

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

•

Pasteur Institute. The Pasteur patent portfolio contains patent applications directed to FLAP/cPPT elements and lentiviral vectors utilized to produce our Lenti-D product candidate for CCALD.  As of January 31, 2015, we had an exclusive license (from Pasteur Institute) to eight issued U.S. patents and one pending U.S. application. Corresponding foreign patents and patent applications include pending applications or issued patents in Australia, Canada, China, Europe, Hong Kong, Israel, and Japan. We expect the issued composition of matter patents to expire from 2019-2023 in the United States, and from 2019-2020 in the rest of the world (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2019-2020 (excluding possible patent term extensions). We expect the patents and patent applications in this portfolio other than composition of matter patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2019-2020 (worldwide, excluding possible patent term extensions).

•

RDF. The in-licensed patent portfolio from Research Development Foundation, or RDF, in part, contains patents and patent applications directed to aspects of our lentiviral vectors utilized to produce our Lenti-D product candidate for CCALD. As of January 31, 2015, we had an exclusive license (from RDF) to seven issued U.S. patents and one pending U.S. application related to our lentiviral vector platform. Corresponding foreign patents and patent applications related to our lentiviral vector platform include pending applications or issued patents in Canada, Europe, and Israel. We expect the issued composition of matter patents to expire from 2022-2023 (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2021-2022 (excluding possible patent term extensions). We expect the patents and patent applications in this portfolio other than composition of matter patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2021-2022 (worldwide, excluding possible patent term extensions).

•

bluebird bio. The bluebird bio patent portfolio contains patent applications directed to compositions of matter for CCALD gene therapy vectors and compositions and methods of using the vectors and compositions in cell-based gene therapy of adrenoleukodystrophy or adrenomyeloneuropathy. As of January 31, 2015, we owned one U.S. patent and two pending U.S. applications and 15 pending corresponding foreign applications or issued patents. We expect the issued composition of matter patents for CCALD gene therapy vectors to expire in 2032 (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions).

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

•

MIT/bluebird bio. The co-owned patent portfolio contains patents and patent applications directed to certain specific compositions of matter for lentiviral ß-globin expression vectors. As of January 31, 2015, we co-owned one issued U.S. patent and one pending U.S. application, as well as corresponding foreign patents issued in Europe and Hong Kong. We expect the issued composition of matter patents to expire in 2023 (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2023 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2023 (worldwide, excluding possible patent term extensions). We note that we have an exclusive license to MIT’s interest in this co-owned intellectual property.

Lentiviral platform (e.g., vectors, manufacturing, and cell therapy products)

The lentiviral platform, which is potentially applicable to the CCALD, ß-thalassemia, SCD, oncology and other potential programs, includes three patent portfolios, described below.

•	Pasteur Institute. The Pasteur patent portfolio contains the patents and patent applications described above.
•	RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above.
•

bluebird bio/MIT.  Another component of the bluebird bio patent portfolio includes the vector manufacturing platform and is potentially applicable to the CCALD, ß-thalassemia, SCD, oncology, and other programs. This portion of the portfolio contains patents and patent applications directed to compositions of matter for improved packaging cells and cell lines and improved methods for transfection and transduction of therapeutic cells. As of January 31, 2015, we owned two pending U.S. applications, 28 corresponding foreign patent applications; and one pending PCT application, which is due for national stage entry in February 2015.  We expect composition of matter and method patents, if issued from a corresponding nonprovisional national stage application, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions). Note that we have an exclusive license to MIT’s interest in this co-owned intellectual property.

•	Oncology/CAR T cell platform (e.g., vectors, manufacturing, and cell therapy products)

The oncology/CAR T cell platform includes four patent portfolios, described below.

•	Pasteur Institute. The Pasteur patent portfolio described above contains patents and patent applications that are applicable to our oncology platform.
•

RDF. The in-licensed RDF patent portfolio described above contains patents and patent applications that are also applicable to our oncology platform.  In addition, the RDF portfolio contains additional patent applications directed to aspects of our oncology program.  As of January 31, 2015, we had an exclusive license (from RDF) to two pending U.S. applications related to our oncology platform. We expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2021-2022 (excluding possible patent term extensions).

•

CAR T Product Candidate License. We have in-licensed a patent portfolio that contains patents and patent applications directed to aspects of our oncology platform to produce lentiviral vectors for CAR T cell therapy product directed against B cell malignancies. As of January 31, 2015, we had a co-exclusive license to two issued U.S. patents and three pending U.S. applications. Corresponding foreign patents and patent applications related to our oncology platform include 13 pending applications and issued patents in New Zealand and South Africa. We expect the issued patents to expire in 2024 (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2024-2030 (worldwide, excluding possible patent term extensions).

•

bluebird bio. One aspect of the bluebird bio patent portfolio contains patents and patent applications directed to certain specific compositions of matter for generating CAR T cells. As of January 31, 2015, we owned five pending U.S. provisional applications  and one pending PCT due for nationalization in June 2015.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2033-2035 (worldwide, excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2033-2035 (worldwide, excluding possible patent term extensions). Another component of the bluebird bio patent portfolio includes a T cell manufacturing platform and is applicable to the oncology program. This portion of the portfolio contains patents and patent applications directed to compositions of matter for improved T cell compositions and methods of making the same. As of January 31, 2015, we owned two pending U.S. provisional applications. We expect composition of matter and method patents, if issued from a corresponding nonprovisional application, and corresponding foreign applications if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2035 (worldwide, excluding possible patent term extensions).

Gene editing platform (e.g., homing endonucleases, chimeric endonucleases, megaTALs, genetically modified cells)

The gene editing platform includes four patent portfolios, described below.

•	Pasteur Institute. The Pasteur patent portfolio described above may contain patents and patent applications that are potentially applicable to our genetic engineering platform.
•	RDF. The in-licensed RDF patent portfolio described above may contain patents and patent applications that are potentially applicable to our Gene Editing platform.
•

Gene Editing License. We in-licensed a patent portfolio that contains patents and patent applications directed to aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our ß-thalassemia, SCD, oncology, and other programs. As of January 31, 2015, we had an exclusive/co-exclusive license to two issued U.S. patents and three pending U.S. applications and 11 corresponding foreign patent applications related to our gene editing platform.  We expect the issued composition of matter patents to expire in 2030 (excluding possible patent term extensions).  Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2030 (worldwide, excluding possible patent term extensions).

•

Academic Gene Editing Licenses. We in-licensed a patent portfolio from an academic medical center containing patents and patent applications directed to aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our ß-thalassemia, SCD, oncology, and other programs. As of January 31, 2015, we had an exclusive license to two pending U.S. applications and 19 corresponding pending foreign patent applications related to our gene editing platform. We expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2032-2033(excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2032-2033 (worldwide, excluding possible patent term extensions).

•

bluebird bio. One aspect of the bluebird bio patent portfolio contains patent applications that are potentially applicable to certain aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our ß-thalassemia, SCD, oncology, and other programs. As of January 31, 2015, we co-owned (with Cellectis) two pending PCT applications, both due for nationalization November 2015.  We expect any composition of matter or methods patents, if issued from a corresponding national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2034 (worldwide, excluding possible patent term extensions).

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

Institut Pasteur

In September 2011, we entered into a license with Institut Pasteur for certain patents relating to the use of DNA sequences, lentiviral vectors and recombinant cells in the field of ex vivo gene therapy in a range of indications. This agreement was amended twice in 2012 and a third time in 2013. The Institut Pasteur licensed patent portfolio includes at least 23 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have a statutory expiration dates between 2019 and 2023. The license is exclusive for products containing human (HIV-1 and HIV-2) lentiviral vector and non-exclusive for products containing non-human lentiviral vector. Institut Pasteur retains the right, on behalf of itself, its licensees and research partners, to conduct research using the licensed intellectual property.

We have the right to grant sublicenses outright to third parties under the agreement. If we receive any income (cash or non-cash) in connection with such sublicenses for products targeting indications other than ALD (including CCALD and AMN), or β-hemoglobinopathies (including β-thalassemia, and SCD), we must pay Institut Pasteur a percentage of such income varying from low single digits to lower to mid double digits depending on the nature of the sublicense.

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

Absent early termination, the agreement will continue until its expiration upon the later of there being no more valid claims within the licensed patents or the expiration of our royalty obligations on licensed products that are subject to an earned royalty, if such earned royalty is based on the minimum 10-year royalty period described above. In the event the agreement is terminated, while the license grant would cease, RDF will grant our sublicensees a direct license. The longest lived patent rights licensed to us under the agreement are in one U.S. patent currently expected to expire in 2023.

Competition

The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. We face potential competition from many different sources, including larger and better-funded pharmaceutical and biotechnology companies. Not only must we compete with other companies that are focused on gene therapy products but any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future.

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our LentiGlobin and Lenti-D product candidates, if approved and our preclinical CAR T product candidates. These efforts include the following:

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

•

ß-thalassemia: The current standard of care for the treatment of ß-thalassemia in the developed world is chronic blood transfusions to address the patient’s anemia. In addition, such patients often receive iron chelation therapy to help manage the iron overload associated with their chronic blood transfusions. We understand that established biopharmaceutical companies, such as Novartis AG and ApoPharma Inc., who provide the leading iron chelation therapy, are seeking to develop improvements to their product profile and accessibility. In addition, some patients with ß-thalassemia receive HCST treatment, particularly if a sufficiently well-matched source of donor cells is identified. We understand that various academic centers around the world are seeking to develop improvements to allogeneic HSCT. A number of different approaches are under investigation to improve treatment options, including iron modulating agents and fetal hemoglobin regulators. There are also several different groups developing gene therapy approaches for ß-thalassemia. Some of these groups use a similar ex vivo autologous approach, but make use of different vectors and different cell processing techniques. These include: Memorial Sloan Kettering, which received clearance for its IND from the FDA in 2012 for a Phase I/II gene therapy study; GlaxoSmithKline Plc, which has entered into an agreement with the San Raffaele Telethon Institute for Gene Therapy to advance several gene therapy programs, including one for ß-thalassemia; Sangamo BioSciences Inc., through its partnership with Biogen Idec, which has announced plans to initiate a Phase I clinical study using zinc finger nuclease-mediated gene-correction techniques in hemoglobinopathies including ß-thalassemia and Acceleron Pharma, Inc., which is investigating Sotatercept, a protein therapeutic that targets TGF-β, in a Phase II clinical trial in subjects with ß-thalassemia.

•

Sickle cell disease: The current standard of care for the treatment of SCD in the developed world is chronic blood transfusions or hydroxyurea (a generic drug). In addition, such patients often receive iron chelation therapy to help manage the iron overload associated with chronic blood transfusions. We are aware of ongoing studies that continue to evaluate the efficacy and safety of hydroxyurea in various populations.  In addition, some patients with SCD receive allogeneic HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. We understand that various academic centers around the world are seeking to develop improvements to allogeneic HSCT. A number of different therapeutic approaches are under investigation targeting the various aspects of SCD pathophysiology, including: fetal hemoglobin regulators, including HQK-1001 in Phase II studies supported by HemaQuest Pharmaceuticals Inc., and Vorinostat in Phase II studies supported by Merck & Co.; and pan-selectin inhibitors, including GMI-1070 in Phase II studies supported by GlycoMimetics Inc. (in 2011, Pfizer Inc. and GlycoMimetics Inc. entered a global collaboration to advance this compound).  There are also several different groups developing gene therapy approaches for SCD. Some of these groups use a similar ex vivo autologous approach, but make use of different vectors and different cell processing techniques. These include: UCLA, which has received funding from the California Institute of Regenerative Medicine to pursue a Phase I/II gene therapy study for SCD, although to our knowledge no clinical studies have been initiated and Sangamo BioSciences Inc., through its partnership with Biogen Idec, which has announced plans to investigate the use of zinc finger nuclease-mediated gene-correction techniques in hemoglobinopathies including SCD, although to our knowledge no clinical studies have been initiated.

•

CAR T therapies for oncology: A number of pharmaceutical companies and academic collaborators are researching and developing CAR T therapies for oncology, including Novartis AG in collaboration with the University of Pennsylvania, Juno Therapeutics, Inc., in collaboration with Memorial Sloan Kettering and the Fred Hutchinson Cancer Research Center, Kite Pharma, Inc. in collaboration with Amgen, Inc. and the National Institutes of Health, among others.  Many of the CAR T programs being developed by these companies are already in Phase I/II clinical trials for multiple indications.

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

Government regulation

In the United States, biological products, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. FDA approval must be obtained before clinical testing of biological products, and each clinical study protocol for a gene therapy product is reviewed by the FDA and, in some instances, the NIH, through its RAC. FDA approval also must be obtained before marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the European Union, for example, a CTA must be submitted for each clinical trial to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the corresponding clinical study may proceed.

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

Employees

As of January 31, 2015, we had 143 full-time employees, 41 of whom have Ph.D., M.D. or Pharm.D. degrees. Of these full-time employees, 112 employees are engaged in research and development activities and 31 employees are engaged in finance, legal, business development, human resources, information technology, facilities and general administrative functions. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in April 1992 under the name Genetix Pharmaceuticals, Inc., and subsequently changed our name to bluebird bio, Inc. in September 2010.  Our mailing address and executive offices are located at 150 Second Street, Third Floor, Cambridge, Massachusetts and our telephone number at that address is (339) 499-9300. We maintain an Internet website at the following address: www.bluebirdbio.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

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

We have concentrated our therapeutic product research and development efforts on our gene therapy platform, and our future success depends on the successful development of this therapeutic approach. There can be no assurance that any development problems we experience in the future related to our gene therapy platform will not cause significant delays or unanticipated costs, or that such development problems can be solved. We may also experience delays in developing a sustainable, reproducible and commercial-scale manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical studies or commercializing our products on a timely or profitable basis, if at all.

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

Our current product candidates are being developed to treat rare conditions and certain cancers. We plan to seek initial marketing approval in the United States and the European Union. We may not be able to initiate or continue clinical studies if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by the FDA or the EMA or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical study in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity and potency, or efficacy, of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory agencies on study design;
•	delays in obtaining required Institutional Review Board, or IRB, or Institutional Ethics Committee approval at each clinical study site;
•	delays in recruiting suitable patients to participate in our clinical studies;
•	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical study operations or study sites or due to unforeseen safety issues;
•	failure by our CROs, other third parties or us to adhere to clinical study requirements;
•	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory requirements in other countries;
•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	failure to obtain sufficient cells from patients to manufacture enough drug product or achieve target cell doses;
•	delays in having patients complete participation in a study or return for post-treatment follow-up;
•	clinical study sites or patients dropping out of a study;
•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

If the results of our clinical studies are inconclusive or if there are safety concerns or adverse events associated with our product candidates, we may:

•	be delayed in obtaining regulatory approval for our product candidates, if at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be required to perform additional clinical studies or clinical studies of longer duration to support approval or be subject to additional post-marketing testing requirements;
•	have regulatory authorities withdraw their approval of the product or impose restrictions on its use;
•	be subject to the addition of labeling statements, such as warnings or contraindications;
•	be sued; or

•	experience damage to our reputation.

Treatment with our gene therapy product candidates involves chemotherapy and myeloablative treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical studies. Additionally, our product candidates could potentially cause other adverse events that have not yet been predicted. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using. As described above, any of these events could prevent us from achieving or maintaining market acceptance of our product candidates and impair our ability to commercialize our products.

We have not completed any clinical studies of our current viral vectors or product candidates derived from these viral vectors. Success in early clinical studies may not be indicative of results obtained in later studies.

Our current viral vectors and our product candidates first initiated evaluation in human clinical studies in 2013, and we may experience unexpected results in the future. Earlier gene therapy clinical studies, which we believe serve as proof-of-concept for our product candidates, utilized lentiviral vectors similar to ours. However, these studies should not be relied upon as evidence that our future clinical studies will succeed. Study designs and results from previous studies are not necessarily predictive of our future clinical study designs or results, and initial results may not be confirmed upon full analysis of the complete study data. Our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies.

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

Initial success in our ongoing clinical studies may not be indicative of results obtained when these studies are completed.

In December 2014, at the Annual Meeting of the American Society of Hematology (ASH), we announced data from the first eight subjects treated with LentiGlobin BB305 drug product. In the first four subjects, each of whom had at least three months of follow up, treatment with LentiGlobin BB305 drug product resulted in sufficient hemoglobin production to reduce or eliminate the need for transfusion support among patients with ß -thalassemia major who would otherwise require chronic blood transfusions. These data include the first five subjects treated in the Northstar Study and the first three subjects from the HGB-205 Study. Although the initial clinical data on these subjects are encouraging, the data are preliminary in nature, based on limited periods of time since patient infusion, and the Northstar and HGB-205 Studies are not complete. There is limited data concerning long-term safety and efficacy following treatment with LentiGlobin drug product.  These data, or other positive data, may not continue or occur for these subjects or for any future subjects in this study, and may not be repeated or observed in ongoing or future studies involving our LentiGlobin product candidate, including the HGB-205 Study, the Northstar Study or the HGB-206 Study in severe SCD. There can be no assurance that subjects for whom periodic transfusion support has been reduced or temporarily eliminated will not receive transfusion support in the future. Furthermore, there can be no assurance that any of these studies will ultimately be successful or support further clinical advancement of this product candidate.  There is a high failure rate for drugs and biologics proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

The results from our Starbeam Study may not be sufficiently robust to support the submission of marketing approval for our Lenti-D product candidate. Before we submit Lenti-D for marketing approval, the FDA and the EMA may require us to enroll additional subjects, conduct additional clinical studies, or evaluate subjects for an additional follow-up period.

The FDA has advised us that our Starbeam Study, which is a single-arm, open-label study to evaluate the safety and efficacy of our Lenti-D product candidate to halt the progression of CCALD, may not be deemed to be a pivotal study or may not provide sufficient support for a Biologics License Application, or BLA, submission. The FDA normally requires two pivotal clinical studies to approve a drug or biologic product, and thus the FDA may require that we conduct additional clinical studies of Lenti-D prior to a BLA submission. The FDA typically does not consider a single clinical study to be adequate to serve as a pivotal study unless it is, among other things, well-controlled and demonstrates a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with potentially serious outcome, and a confirmatory study would be practically or ethically impossible. Due to the nature of CCALD and the limited number of patients with this condition, a placebo-controlled and blinded study is not practicable for ethical and other reasons. However, it is still possible that, even if we achieve favorable results in the Starbeam Study, the FDA may require us to enroll additional subjects or conduct additional clinical studies, possibly involving a larger sample size or a different clinical study design, particularly if the FDA does not find the results from the Starbeam Study to be sufficiently persuasive to support a BLA submission. The FDA may also require that we conduct a longer follow-up period of subjects treated with our Lenti-D product candidate prior to accepting our BLA submission.

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

A significant risk in any gene therapy product based on viral vectors is that the vector will insert in or near cancer-causing oncogenes leading to uncontrolled clonal proliferation of mature cancer cells in the patient.  For example, in 2003, 20 subjects treated for X-linked severe combined immunodeficiency in two gene therapy studies using a murine, or mouse-derived, gamma-retroviral vector showed correction of the disease, but the studies were terminated after five subjects developed leukemia (four of whom were subsequently cured). The cause of these adverse events was shown to be insertional oncogenesis, which is the process whereby the corrected gene inserts in or near a gene that is important in a critical cellular process like growth or division, and this insertion results in the development of a cancer (often leukemia). Using molecular diagnostic techniques, it was determined that clones from these subjects showed retrovirus insertion in proximity to the promoter of the LMO2 proto-oncogene. Earlier generation retroviruses like the one used in these two studies have been shown to preferentially integrate in regulatory regions of genes that control cell growth.

These well-publicized adverse events led to the development of new viral vectors, such as lentiviral vectors, with improved safety profiles and also the requirement of enhanced safety monitoring in gene therapy clinical trials, including periodic analyses of the therapy’s genetic insertion sites. In published studies, lentiviral vectors have demonstrated an improved safety profile over gamma-retroviral vectors, with no disclosed events of gene therapy-related adverse events, which we believe is due to a number of factors including the tendency of these vectors to integrate within genes rather than in areas that control gene expression, as well as their lack of strong viral enhancers. However, it should be noted that in our Phase I/II study (the LG001 Study) of autologous HSCs transduced ex vivo using an earlier generation of our LentiGlobin vector, called HPV569, we initially observed in one patient that a disproportionate number of the cells expressing our functional gene had the same insertion site. Tests showed that this partial clonal dominance contained an insertion of the functional gene in the HMGA2 gene that persisted for a period of two to three years. Although there was some initial concern that the observed clonal dominance might represent a pre-leukemic event, there have been no adverse clinical consequences of this event, or any signs of cancer, in over seven years since the observation was made. The presence of the HMGA2 clone has steadily declined in this patient over time to the point that it is no longer the most common clone observed in this patient.

Notwithstanding the historical data regarding the potential safety improvements of lentiviral vectors, the risk of insertional oncogenesis remains a significant concern for gene therapy and we cannot assure that it will not occur in any of our ongoing or planned clinical studies. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. The FDA has stated that lentiviral vectors possess characteristics that may pose high risks of delayed adverse events. If any such adverse events occur, further advancement of our clinical studies could be halted or delayed, which would have a material adverse effect on our business and operations.

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

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies required to support future IND and BLA submissions and approval of our product candidates.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $48.7 million and $25.3 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had an accumulated deficit of $147.4 million.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	initiate additional preclinical, clinical or other studies for our product candidates, including under our collaboration agreement with Celgene;
•	further develop the manufacturing process for our vectors or our product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•	make milestone or other payments under any license agreements or our stock purchase agreement with the former equityholders of Pregenen;
•	maintain, protect and expand our intellectual property portfolio;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	attract and retain skilled personnel;
•	build additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or encounter issues with any of the above.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory, pricing and reimbursement approvals necessary to commercialize our product candidates. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing research and preclinical and clinical development of our product candidates;
•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical studies;
•	developing a sustainable, commercial-scale, reproducible, and transferable manufacturing process for our vectors and product candidates;
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

As of December 31, 2014, our cash, cash equivalents and marketable securities were $492.0 million. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations through 2017. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

No manufacturer currently has the experience or ability to produce our vectors and product candidates at commercial levels. We are currently developing a commercial-scale manufacturing process for LentiGlobin, which we are beginning to  transfer to one or more contract manufacturers. We may run into technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. Although we have been able to produce our Lenti-D vector at commercial scale, we have not completed the characterization and validation activities necessary for commercial and regulatory approvals. If our manufacturing partners do not obtain such regulatory approvals, our commercialization efforts will be harmed.

Additionally, since the HSCs have a limited window of stability following extraction from the patient, we must set up transduction facilities in the regions where we wish to commercialize our product. Currently, we rely on third-party contract manufacturers in the United States and Europe to produce our product candidates for our clinical studies. Since a portion of our target patient populations will be outside the United States and Europe, we will need to set up additional transduction facilities that can replicate our transduction process. Establishment of such facilities may be financially impractical or impeded by technical, quality, or regulatory issues related to these new sites and we may also run into technical or scientific issues related to transfer of our transduction process or other developmental issues that we may be unable to resolve in a timely manner or with available funds.

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

We are engaged in gene therapy and in the field of CAR T cells in oncology, both of which are competitive and rapidly changing fields. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we expect to compete with include GlaxoSmithKline plc through their collaboration with TIGET/MolMed, Sangamo BioSciences Inc. through their collaboration with Biogen Idec, Merck & Co., Inc., Novartis AG through their collaboration with the University of Pennsylvania, GlycoMimetics Inc., Acceleron Pharma, Inc., Kite Pharma, Inc., Pfizer Inc. through their collaboration with Cellectis SA, Adaptimmune Inc. and Juno Therapeutics. In addition, many universities and private and public research institutes are active in our target disease areas.

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

We focus our research and product development on treatments for severe genetic and rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business.

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

The failure to successfully integrate Precision Genome Engineering, Inc.’s business and operations or fully realize the benefits of this acquisition may adversely affect our future results.

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

As of January 31, 2015, we had 143 full-time employees. As our business, research and development activities expand and as we continue the activities required under our collaboration with Celgene, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our gene therapy and gene editing platforms.  Although our Lenti-D and LentiGlobin product candidates are currently in clinical development, our research programs, including those subject to our collaboration with Celgene, may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, and The Nasdaq Global Select Market have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted, resulting in  significant corporate governance and executive compensation-related regulations. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

On December 31, 2014, we ceased to be an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

On December 31, 2014, we ceased to be an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us. As a large accelerated filer, we are now subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts.  Our current leased facility encompasses approximately 53,400 square feet of office and laboratory space, located at 150 Second Street, Cambridge, Massachusetts. The nine-year lease commenced on January 1, 2014. We have the option to extend this lease by an additional five years. We also lease our former corporate headquarters in Cambridge, Massachusetts, which lease expires on March 31, 2015, but we have fully subleased our former corporate headquarters through March 31, 2015. We also lease approximately 3,900 square feet of office and laboratory space in Seattle, Washington, which lease expires in December 2016.  We believe that our existing facilities are adequate for our current needs. As additional space is needed in the future, we believe that suitable space will be available in the required locations on commercially reasonable terms.

Item 3. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2014, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “BLUE” since our initial public offering on June 19, 2013. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

	High	Low
2013
Second Quarter 2013 (beginning June 19, 2013)	$26.91	$24.97
Third Quarter 2013	$35.00	$24.43
Fourth Quarter 2013	$27.11	$17.53
2014
First Quarter 2014	$28.08	$19.34
Second Quarter 2014	$41.75	$17.40
Third Quarter 2014	$40.31	$30.33
Fourth Quarter 2014	$94.77	$29.73

On February 18, 2015, the last reported sale price for our common stock on the Nasdaq Global Select Market was $91.89 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 19, 2013 (the date of our initial public offering) and December 31, 2014, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 19, 2013 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 19, 2013 of $26.91 per share as the initial value of our common stock and not the initial offering price to the public of $17.00 per share.

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

Holders

As of February 18, 2015, there were approximately 22 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

There were no repurchases of shares of common stock made during the year ended December 31, 2014.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the year ended December 31, 2011 and as of December 31, 2012 and 2011 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K.  Historical results are not necessarily indicative of the results to be expected in future periods.

	Years Ended December 31,
	2014	2013	2012	2011
	(1)
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue:
Collaboration revenue	$25,031	$19,792	$—	$—
Research and license fees	390	389	340	640
Grant revenue	—	—	—	242
Total revenue	25,421	20,181	340	882
Expenses:
Research and development	62,574	31,002	17,210	11,409
General and administrative	23,227	14,126	6,846	4,615
Change in fair value of contingent consideration	246	—	—	—
Total operating expenses	86,047	45,128	24,056	16,024
Loss from operations	(60,626)	(24,947)	(23,716)	(15,142)
Other income (expense), net	120	(374)	46	(456)
Benefit from income taxes	11,797	—	—	—
Net loss	$(48,709)	$(25,321)	$(23,670)	$(15,598)
Net loss per share applicable to common stockholders - basic and diluted	$(1.83)	$(2.02)	$(13.79)	$(171.59)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	26,546	12,555	262	120

	As of December 31,
	2014	2013	2012	2011
	(1)
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$347,845	$206,279	$67,011	$25,604
Marketable securities	144,158	-	-	3,507
Working capital	437,011	177,113	63,156	27,087
Total assets	556,739	224,390	69,322	30,918
Contingent consideration, net of current portion	6,321	—	—	—
Preferred stock	—	—	122,177	82,403
Common stock and additional paid-in capital	638,712	250,342	15,270	7,734
Total stockholders' equity (deficit)	491,257	151,667	(55,747)	(55,707)

(1)

Starting in 2014, the selected financial data includes the impact of the acquisition of Pregenen in June 2014. See Note 12. “Business Combinations” in the accompanying notes to consolidated financial statements for additional information.

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

Overview

We are a clinical-stage biotechnology company committed to developing potentially transformative gene therapies for severe genetic and rare diseases and in the field of T cell-based immunotherapy.  With our lentiviral-based gene therapy and gene editing capabilities, we have built an integrated product platform with broad potential application in these areas. We believe that gene therapy for severe genetic diseases has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering solutions that only address their symptoms. We and our scientific collaborators have generated what we believe is human proof-of-concept data for our gene therapy platform in three underserved diseases, each of which has been granted orphan drug status by U.S. and European regulatory authorities.

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

We are also conducting two Phase I/II clinical studies of our next most advanced product candidate, LentiGlobin, to evaluate its safety and efficacy in subjects with ß-thalassemia major, a hereditary blood disorder that often leads to severe anemia and shortened lifespans. In December 2013, we announced that the first subject with ß-thalassemia major had been treated in our European study of LentiGlobin, called the HGB-205 study, which also permits the enrollment of subjects with severe sickle cell disease, or SCD. In October 2014 we announced that the first subject with severe SCD had been treated in the European HGB-205 study. In March 2014, we announced that the first subject with ß-thalassemia major had been treated in our other study of LentiGlobin being conducted in the United States, Australia and Thailand, called the Northstar Study. We presented results from the HGB-205 study at the European Hematology Association Congress in June 2014 and presented results from both the Northstar Study and HGB-205 study at the American Society of Hematology Annual Meeting in December 2014.

We have initiated a Phase I clinical study in the United States, called the HGB-206 Study, to evaluate the safety and efficacy of LentiGlobin in subjects with severe SCD.

In March 2013, we announced a global strategic collaboration with Celgene Corporation, or Celgene, to discover, develop and commercialize chimeric antigen receptor-modified T cells, or CAR T cells, as potentially disease-altering therapies in oncology. This collaboration has an initial term of three years, and Celgene has made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. During the year ended December 31, 2014, we recognized $25.0 million of revenue associated with our collaboration with Celgene related to the research and development services performed. As of December 31, 2014, we have classified $30.7 million of deferred revenue related to our collaboration with Celgene as current or long-term in the accompanying balance sheets based on the contractual term of the arrangement. We expect the first product candidate from this collaboration to enter clinical trials in early 2016.

In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing and cell signaling technology. Under the terms of the agreement, we paid the former Pregenen equityholders $5.1 million in cash and issued 405,400 shares of our common stock with a fair value of $15.6 million. The consideration for the transaction also includes an additional 94,117 shares of our common stock that will be held for a period of 18 months after the acquisition and may be used to settle certain claims for indemnification for breaches or inaccuracies in Pregenen’s representations and warranties, covenants, and agreements. Additionally, the total consideration was subject to post-closing adjustments relating to the working capital of Pregenen as of closing, and we issued an additional 2,119 shares with a fair value of $0.1 million in July 2014. The agreement also provides for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate these future contingent cash payments have a fair value of $6.8 million as of December 31, 2014.

As of December 31, 2014, we had cash, cash equivalents and marketable securities of approximately $492.0 million. We expect cash, cash equivalents and marketable securities to fund operations through 2017.

Since our inception in 1992, we have devoted substantially all of our resources to research and development efforts relating to our product candidates, including activities to manufacture product candidates, to conduct clinical studies of our product candidates, to perform preclinical research to identify new product candidates and to provide general and administrative support for these operations. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of common stock in public offerings, private placements of preferred stock and warrants and through collaborations.

We have never been profitable and have incurred net losses in each year since inception. Our net loss was $48.7 million for the year ended December 31, 2014 and our accumulated deficit was $147.4 million as of December 31, 2014. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•	conduct clinical studies for our Lenti-D and LentiGlobin product candidates
•	increase research and development-related activities for the discovery and development of oncology product candidates in connection with our strategic collaboration with Celgene;
•	continue our research and development efforts;
•	manufacture clinical study materials and develop large-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates;
•	add personnel to support our product development and commercialization efforts; and
•	operate as a public company.

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

Financial operations overview

Revenue

To date, we have not generated any revenues from the sale of products. Our revenues have been derived from collaboration arrangements, research fees, license fees and grant revenues.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
•	expenses incurred under agreements with CROs and clinical sites that conduct our clinical studies;
•	costs of acquiring, developing, and manufacturing clinical study materials;
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies;
•	costs associated with our research platform and preclinical activities;
•	costs associated with our regulatory, quality assurance and quality control operations; and
•	amortization of intangible assets.

Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical studies and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of our ongoing as well as any additional clinical studies and other research and development activities we undertake;
•	future clinical study results;
•	uncertainties in clinical study enrollment rates;
•	changing standards for regulatory approval; and

•	the timing and receipt of any regulatory approvals.

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

From inception through December 31, 2014, we have incurred $158.1 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our Lenti-D and LentiGlobin product candidates, conduct research and development activities under our strategic collaboration with Celgene and continue the research and development of product candidates using the acquired Pregenen gene editing technology platform. Our research and development activities include the following:

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

•	We have initiated a Phase I clinical study in the United States to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with severe SCD.
•	We will continue to manufacture clinical study materials in support of our clinical studies.

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

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Lenti-D	$12,137	$4,396	$3,966
LentiGlobin	21,444	8,490	5,259
Pre-clinical programs	6,651	783	—
Total direct research and development expense	40,232	13,669	9,225
Employee- and contractor-related expenses	6,771	9,152	5,742
Stock-based compensation expense	5,151	3,809	408
Platform-related expenses	5,112	1,067	727
Facility expenses	5,292	2,288	709
Other expenses	16	1,017	399
Unallocated personnel and other expenses	22,342	17,333	7,985
Total research and development expense	$62,574	$31,002	$17,210

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development, and human resource functions. Other general and administrative expenses include facility-related costs, professional fees for accounting and legal services, directors’ fees and expenses associated with obtaining and maintaining patents.

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

Until our IPO in June 2013 when all our outstanding preferred stock warrants were converted into common stock warrants, we recognized the re-measurement gain or loss associated with the change in the fair value of the preferred stock warrant liability as a component of other income (expense), net. We used the Black-Scholes option pricing model to estimate the fair value of preferred stock warrants. We based the estimates in the Black-Scholes option pricing model, in part, on subjective assumptions, including stock price volatility, risk-free interest rate, dividend yield, and the fair value of the preferred stock underlying the warrants.

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

Collaboration revenue

As of December 31, 2014, our collaboration revenue was generated exclusively from our collaboration arrangement with Celgene. The terms of this arrangement contains multiple deliverables, which include at inception: (i) discovery, research and development services, (ii) participation on the joint steering committee and (iii) participation on the patent committee. The collaboration arrangement also provides Celgene with the option to obtain a license to any product candidates resulting from the collaboration. Moreover, Celgene has the option to extend the term of the collaboration arrangement, first for a period of two years and then for an additional period of one year. Additionally, we have the sole right to manufacture or have manufactured supplies of vectors and associated payloads manufactured for incorporation into the associated product candidate in the event a product candidate is licensed. Non-refundable payments to us under this arrangement may include: (i) up-front research fees, (ii) product candidate license fees, (iii) extension term research fees, (iv) payments for the manufacture and supply of vectors and payloads, (v) payments based on the achievement of certain milestones and (vi) royalties on product sales. Additionally, we may elect to share in the costs incurred from the development, commercialization and manufacture of product candidates licensed by our collaborators and earn our share of the net profits or bear our share of the net losses generated from the sale of product candidates licensed by our collaborators.

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

Contingent consideration

Each reporting period, we revalue the contingent consideration obligations associated with business combinations to their fair value and record increases in their fair value as contingent consideration expense and decreases in the fair value as contingent consideration income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as development of our programs in certain indications progress and additional data are obtained, impacting our assumptions. The assumptions used in estimating fair value require significant judgment and the use of different assumptions and judgments could result in a materially different estimate of fair value.

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

Stock-based compensation

Stock-based awards

We issue stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock units. We account for our stock-based awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. We account for stock-based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of the award to be remeasured at fair value as the award vests.

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

Described below is the methodology we have utilized in measuring stock-based compensation expense. Following the consummation of our initial public offering, stock option and restricted stock unit values have been determined based on the quoted market price of our common stock.

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

We have computed the fair value of employee and director stock options at date of grant using the following weighted-average assumptions:

	Year ended December 31,
	2014	2013	2012
Expected volatility	82.3%	82.0%	79.6%
Expected term (in years)	6.0	6.1	6.1
Risk-free interest rate	1.8%	1.1%	1.0%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average exercise price per share	$26.92	$8.59	$2.20

Stock-based compensation totaled approximately $10.8 million for the year ended December 31, 2014 and $6.5 million for the year ended December 31, 2013. As of December 31, 2014, we had $22.1 million of total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.9 years and $3.9 million of total unrecognized compensation expenses related to unvested restricted stock units, net of related forfeiture estimates, which is expected to be recognized over a weighted-average remaining vesting period of 1.5 years. We expect the impact of our stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees to grow in future periods due to the current year and potential future increases in the value of our common stock and headcount.

Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on January 1, 2017. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU No. 2014-15”). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the potential impact that ASU No. 2014-15 may have on our financial position and results of operations.

Results of Operations

Comparison of the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013	Change
	(in thousands)
Revenue:
Collaboration revenue	$25,031	$19,792	$5,239
Research and license fees	390	389	1
Total revenue	25,421	20,181	5,240
Operating expenses:
Research and development	62,574	31,002	31,572
General and administrative	23,227	14,126	9,101
Change in fair value of contingent consideration	246	—	246
Total operating expenses	86,047	45,128	40,919
Loss from operations	(60,626)	(24,947)	35,679
Other income (expense), net	120	(374)	(494)
Loss before income taxes	(60,506)	(25,321)	35,185
Benefit from income taxes	11,797	—	(11,797)
Net loss	$(48,709)	$(25,321)	$23,388

Revenue. Total revenue was $25.4 million for the year ended December 31, 2014, compared to $20.2 million for the year ended December 31, 2013. The increase of $5.2 million was primarily due to a full year of revenue from our Celgene collaboration, which was signed on March 19, 2013 and is expected to be recognized on a straight-line basis through March 2016.

Research and development expenses. Research and development expenses were $62.6 million for the year ended December 31, 2014, compared to $31.0 million for the year ended December 31, 2013. The increase of $31.6 million was primarily due to the increase in headcount, clinical trial-related costs and manufacturing-related expenses necessary to support the advancement of our product candidates into clinical trials, as well as expenses for the Celgene collaboration, and included the following increases in expenses:

•	Direct research and development expenses:
•	$8.4 million of employee compensation and benefits, of which $1.3 million was related to stock-based compensation expense.
•	$6.8 million of manufacturing costs for our ongoing clinical studies.
•	$6.3 million of clinical trial-related costs.
•	$2.9 million of direct project lab supplies related to increased headcount and process development activities.
•	$1.0 million of license fees.
•	Other expenses:
•	$2.5 million in rent and other facility-related expenses related to our new corporate headquarters.
•	$1.9 million in amortization of our gene editing platform intangible asset related to our acquisition of Pregenen.
•	$0.8 million in expenses related to ongoing collaboration agreements.
•	$0.8 million in costs associated with preclinical research activities.

General and administrative expenses. General and administrative expenses were $23.2 million for the year ended December 31, 2014, compared to $14.1 million for the year ended December 31, 2013. The increase of $9.1 million was primarily due to the following increases in expenses: $5.9 million of employee-related costs to support our overall growth, of which $2.4 million was related to stock-based compensation expense and $0.8 million was related to a one-time severance charge; $1.0 million of professional fees to support the requirements of being a public company; $0.2 million in rent and other facility-related expenses related to our new corporate headquarters to accommodate increased headcount; $0.7 million in general office expenses as a result of increased headcount and $0.9 million in depreciation and amortization relating to our fixed assets, including our new corporate headquarters

Other income (expense), net. Other income (expense), net, was $0.1 million for the year ended December 31, 2014, compared to $(0.4) million for the year ended December 31, 2013. The decrease of $0.5 million was primarily due to the re-measurement of fair value of our convertible preferred stock warrants in 2013, foreign currency gain and interest income.

Comparison of the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012	Change
	(in thousands)
Revenue:
Collaboration revenue	$19,792	$—	$19,792
Research and license fees	389	340	49
Total revenue	20,181	340	19,841
Operating expenses:
Research and development	31,002	17,210	13,792
General and administrative	14,126	6,846	7,280
Total operating expenses	45,128	24,056	21,072
Loss from operations	(24,947)	(23,716)	1,231
Other income (expense), net	(374)	46	420
Net loss	$(25,321)	$(23,670)	$1,651

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

Research and development expenses. Research and development expenses were $31.0 million for the year ended December 31, 2013, compared to $17.2 million for the year ended December 31, 2012. The increase of $13.8 million was primarily due to the increase in headcount and clinical trial related expenses to support the advancement of our programs, including the new Celgene collaboration, and included the following increases in expenses:

•	Direct research and development expenses:
•	$0.7 million of materials production costs in preparation for and upon initiation of the Starbeam, Northstar and HGB-205 clinical studies.
•	$2.1 million of clinical trial related costs related to initiation of clinical studies in 2013.
•	$0.5 million of costs for clinical and regulatory consultants to support regulatory filing and other clinical start-up activities.
•	$1.6 million of platform and direct project lab supplies related to increased headcount and scale up process development activities.
•	Personnel and other expenses:
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

Liquidity and Capital Resources

As of December 31, 2014, we had cash, cash equivalents and marketable securities of approximately $492.0 million. We expect cash, cash equivalents and marketable securities to fund operations through 2017. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2014, our funds are held in U.S. government agency securities, federally insured certificates of deposit and money market mutual funds invested in U.S. Treasuries or U.S. government agency securities.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of December 31, 2014, we had an accumulated deficit of $147.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through a combination of equity offerings, debt financings, other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements.

We have funded our operations principally from the sale of common stock, preferred stock and through the Celgene collaboration. On June 24, 2013, we completed our initial public offering, or IPO, whereby we sold 6,832,352 shares of common stock at a price of $17.00 per share for aggregate net proceeds received by us of $104.9 million. On July 14, 2014, we sold 3,450,000 shares of common stock (inclusive of 450,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $34.00 per share for aggregate net proceeds to us of $109.8 million. On December 19, 2014, we sold 3,047,500 shares of common stock (inclusive of 397,500 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $85.00 per share for aggregate net proceeds to us of $243.3 million.

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(59,693)	$43,450	$(21,044)
Investing activities	(157,193)	(9,823)	2,599
Financing activities	358,452	105,641	59,852
Net increase in cash and cash equivalents	$141,566	$139,268	$41,407

Cash Flows from Operating Activities. The net cash used in operating activities was $59.7 million for the year ended December 31, 2014 and primarily consisted of a net loss of $48.7 million adjusted for non-cash items including a noncash benefit on release of tax valuation allowance of $11.8 million, stock-based compensation of $10.8 million, depreciation and amortization of $4.2 and a net decrease in operating assets and liabilities of $14.7 million. The significant items in the decrease in operating assets and liabilities include a decrease in deferred revenue of $24.9 million due to amortization of the up-front payment related to the Celgene collaboration, a decrease in accounts payable of $2.2 million and a decrease in prepaid expenses and other assets of $0.3 million offset by an increase in accrued expenses and other liabilities of $10.0 million and an increase in deferred rent of $2.0 million.

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

Cash Flows from Investing Activities. Net cash used in investing activities for the year ended December 31, 2014 was $157.2 million and was primarily due to purchase of $175.0 million of available-for-sale marketable securities, purchase of fixed assets of $8.7 million and cash paid in connection with the acquisition of Pregenen of $4.7 million. The fixed asset purchases primarily consisted of leasehold improvements for the build-out of our new corporate headquarters. These decreases were partially offset by $31.0 million in proceeds from the maturities of investments.

Net cash used in investing activities for the year ended December 31, 2013 was $9.8 million and consisted primarily of purchases of property and equipment of $8.7 million and the new $1.3 million cash-collateralized irrevocable standby letter of credit on the corporate headquarters lease that we signed in June 2013. The fixed asset purchases primarily consisted of leasehold improvements at our new corporate headquarters and purchases of lab equipment for the additional lab space added during the first quarter of 2013 and lab equipment to support the start-up of the Celgene program. The new $1.3 million letter of credit, naming our landlord as beneficiary, is reduced to $1.0 million, $0.8 million, and $0.6 million upon the rent commencement date and the first and second anniversaries of the rent commencement date, respectively.

Net cash provided by investing activities for the year ended December 31, 2012 was $2.6 million and consisted primarily of proceeds from the sale of marketable securities of $3.5 million slightly offset by purchases of property and equipment of $0.9 million.

Cash Flows from Financing Activities: Net cash provided by financing activities for the year ended December 31, 2014 was $358.5 million and was primarily due to proceeds from our July and December 2014 common stock offerings.

Net cash provided by financing activities for the year ended December 31, 2013 was $105.6 million and was primarily due to the issuance of 6,832,352 common stock related to our IPO that closed on June 24, 2013, for total proceeds of $104.9 million, the repayment of a non-recourse note collateralized by restricted stock of $0.3 million, and proceeds from the exercise of common stock options of $0.4 million.

Net cash provided by financing activities for the year ended December 31, 2012 was the result of the sale of 120.4 million shares of our Series D preferred stock for net proceeds of $59.8 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2014.

	Total	2015	2016 through 2017	2018 through 2019	After 2019
	(in thousands)
150 Second Street Lease	$28,152	$3,166	$6,619	$7,023	$11,344
Facility operating leases, excluding 150 Second Street Lease (1)	717	486	231	—	—
License costs (2)	3,086	851	1,400	835	—
Total	$31,955	$4,503	$8,250	$7,858	$11,344
(1)	Excludes $0.2 million of sublease receipts for 2015 for our 840 Memorial Drive leased space.
(2)

License costs include annual license maintenance fee payments. We have not included annual license maintenance fees or minimum royalty payments after December 31, 2019, as we cannot estimate if they will occur.

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a BLA, approval by the FDA or product launch). We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable. These commitments include:

•

In connection with the Pregenen acquisition, we agreed to make contingent cash payments to the former equityholders of Pregenen. In accordance with accounting for business combinations guidance, these contingent cash payments are recorded as contingent consideration liabilities on our consolidated balance sheets at fair value. The aggregate, undiscounted amount of contingent consideration potentially payable is $135.0 million.

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

On June 3, 2013, we entered into a nine-year building lease for approximately 43,600 square feet of space in Cambridge, Massachusetts, commencing on the earlier of the substantial completion of our build-out work or January 1, 2014. This lease was amended in June 2014 to add an additional approximately 9,900 square feet. The lease has monthly lease payments of $0.2 million for the first 12 months, which increased to $0.3 million per month beginning in December 2014 due to the lease amendment, with annual rent escalations thereafter and provides a rent abatement of $0.2 million per month for the first six months. The total operating lease obligation of the noncancellable term of this agreement is $29.5 million. In addition, the lease provides a contribution from the landlord towards the initial build-out of the space of up to $7.8 million. We have the option to extend this lease by an additional five years. In accordance with the lease, we entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1.3 million, naming the landlord as beneficiary. This letter of credit was reduced to $1.0 million during the third quarter of 2014 and may be further reduced to $0.8 million and $0.6 million upon the first and second anniversaries of the rent commencement date, respectively. The building lease for our former corporate headquarters in Cambridge, Massachusetts, expires on March 31, 2015. We relocated to the new space in December 2013 and ceased use of the facility during the first quarter of 2014.

We also lease approximately 3,900 square feet of office and laboratory space in Seattle, Washington, which lease expires in December 2016.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2014 and 2013, we had cash, cash equivalents and marketable securities of $492.0 million and $206.3 million, respectively, primarily invested in U.S. Government agency securities, federally insured certificates of deposit and money market mutual funds invested in U.S. Treasuries or U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2014, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $0.9 million.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our  internal control over financial reporting included testing and evaluating the design and operating effectiveness of our  internal controls.  In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in the COSO 2013 framework.
The effectiveness of the our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

bluebird bio, Inc.

We have audited bluebird bio, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). bluebird bio, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, bluebird bio, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of bluebird bio, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014 of bluebird bio, Inc. and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 25, 2015

Item 9B. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Jeffrey Walsh, Chief Operating Officer, Mitchell Finer, Chief Scientific Officer, David Davidson, Chief Medical Officer, Jason Cole, Senior Vice President and General Counsel and Eric Sullivan, Senior Director, Finance and Principal Accounting Officer) have entered into trading plans covering periods after the date of this annual report on Form 10-K in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Report of independent registered public accounting firm

The Board of Directors and Stockholders of

bluebird bio, Inc.

We have audited the accompanying consolidated balance sheets of bluebird bio, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of bluebird bio, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), bluebird bio, Inc.’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 25, 2015

bluebird bio, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$347,845	$206,279
Marketable securities	125,710	—
Deferred tax assets	1,913	693
Prepaid expenses and other current assets	4,521	5,015
Total current assets	479,989	211,987
Marketable securities	18,448	—
Property and equipment, net	15,740	10,920
Intangible assets, net	28,219	—
Goodwill	13,128	—
Restricted cash and other non-current assets	1,215	1,483
Total assets	$556,739	$224,390
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,954	$4,359
Accrued expenses and other current liabilities	14,649	5,175
Deferred revenue, current portion	25,375	25,340
Total current liabilities	42,978	34,874
Deferred rent, net of current portion	8,674	6,740
Deferred revenue, net of current portion	5,302	30,208
Contingent consideration, net of current portion	6,321	—
Deferred tax liabilities	1,913	693
Other non-current liabilities	294	208
Total liabilities	65,482	72,723
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at December 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 32,340 and 23,940 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	323	239
Additional paid-in capital	638,389	250,103
Accumulated other comprehensive loss	(71)	—
Accumulated deficit	(147,384)	(98,675)
Total stockholders' equity	491,257	151,667
Total liabilities and stockholders' equity	$556,739	$224,390

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenue:
Collaboration revenue	$25,031	$19,792	$—
Research and license fees	390	389	340
Total revenue	25,421	20,181	340
Operating expenses:
Research and development	62,574	31,002	17,210
General and administrative	23,227	14,126	6,846
Change in fair value of contingent consideration	246	—	—
Total operating expenses	86,047	45,128	24,056
Loss from operations	(60,626)	(24,947)	(23,716)
Other income (expense), net:
Interest income	152	29	5
Foreign currency gains (losses)	(163)	37	13
Re-measurement of warrants	—	(440)	28
Other income	131	—	—
Total other income (expense), net	120	(374)	46
Loss before income taxes	(60,506)	(25,321)	(23,670)
Benefit from income taxes	11,797	—	—
Net loss	$(48,709)	$(25,321)	$(23,670)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(71)	—	(1)
Total other comprehensive loss	(71)	—	(1)
Comprehensive loss	$(48,780)	$(25,321)	$(23,671)
Reconciliation of net loss to net loss applicable to common stockholders:
Net loss	$(48,709)	$(25,321)	$(23,670)
Accretion and dividends on convertible preferred stock	—	—	(3,057)
Gain on extinguishment of convertible preferred stock	—	—	23,114
Net loss applicable to common stockholders	$(48,709)	$(25,321)	$(3,613)
Net loss per share applicable to common stockholders - basic and diluted:	$(1.83)	$(2.02)	$(13.79)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	26,546	12,555	262

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Series A-1		Series A-2		Series B		Series C		Series D
	convertible		convertible		convertible		convertible		convertible
	preferred stock		preferred stock		preferred stock		preferred stock		preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2011	12,981	$9,217	22,304	$15,837	115,204	$41,495	39,943	$15,854	-	$-
Issuance of Series D Preferred Stock, net of issuance costs	-	-	-	-	-	-	-	-	120,409	59,831
Accretion and dividends on convertible preferred stock	-	194	-	332	-	1,689	-	673	-	169
Gain on extinguishment of convertible preferred stock	-	(7,074)	-	(9,032)	-	(2,863)	-	(4,145)	-	-
Reclassification of Series A-1 Preferred Stock	(12,981)	(2,337)	-	-	-	-	-	-	-	-
Reclassification of Series A-1 Preferred Stock warrants	-	-	-	-	-	-	-	-	-	-
Vesting of restricted stock issued in exchange for nonrecourse note	-	-	-	-	-	-	-	-	-	-
Vesting of restricted stock	-	-	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-	-	-	-	-
Realized gain on marketable securities	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
Balance at December 31, 2012	-	$-	22,304	$7,137	115,204	$40,321	39,943	$12,382	120,409	$60,000

	Series A-1					Accumulated		Total
	convertible				Additional	other		stockholders'
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance at December 31, 2011	-	$-	205	$2	7,732	$1	$(63,442)	$(55,707)
Issuance of Series D Preferred Stock, net of issuance costs	-	-	-	-	-	-	-	-
Accretion and dividends on convertible preferred stock	-	-	-	-	(3,057)	-	-	(3,057)
Gain on extinguishment of convertible preferred stock	-	-	-	-	9,356	-	13,758	23,114
Reclassification of Series A-1 Preferred Stock	12,981	2,337	-	-	-	-	-	2,337
Reclassification of Series A-1 Preferred Stock warrants	-	-	-	-	394	-	-	394
Vesting of restricted stock issued in exchange for nonrecourse note	-	-	82	1	(1)	-	-	-
Vesting of restricted stock	-	-	12	-	-	-	-	-
Exercise of stock options	-	-	10	-	21	-	-	21
Realized gain on marketable securities	-	-	-	-	-	(1)	-	(1)
Stock-based compensation	-	-	-	-	822	-	-	822
Net loss	-	-	-	-	-	-	(23,670)	(23,670)
Balance at December 31, 2012	12,981	$2,337	309	$3	$15,267	$-	$(73,354)	$(55,747)

bluebird bio, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Series A-1		Series A-2		Series B		Series C		Series D
	convertible		convertible		convertible		convertible		convertible
	preferred stock		preferred stock		preferred stock		preferred stock		preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	-	$-	22,304	$7,137	115,204	$40,321	39,943	$12,382	120,409	$60,000
Vesting of restricted stock issued in exchange for nonrecourse note	-	-	-	-	-	-	-	-	-	-
Vesting of restricted stock	-	-	-	-	-	-	-	-	-	-
Proceeds from IPO, net of closing costs of $11,229	-	-	-	-	-	-	-	-	-	-
Conversion of convertible preferred stock into common stock	-	-	(22,304)	(7,137)	(115,204)	(40,321)	(39,943)	(12,382)	(120,409)	(60,000)
Reclassification of warrants to purchase preferred stock to stockholders' equity	-	-	-	-	-	-	-	-	-	-
Repayment of nonrecourse note	-	-	-	-	-	-	-	-	-	-
Exercise of common stock warrants	-	-	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-	-	-	-	-
Stock-based compensation
Net loss	-	-	-	-	-	-	-	-	-	-
Balance at December 31, 2013	-	$-	-	$-	-	$-	-	$-	-	$-

	Series A-1					Accumulated		Total
	convertible				Additional	other		stockholders'
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance at December 31, 2012	12,981	$2,337	309	$3	$15,267	$-	$(73,354)	$(55,747)
Vesting of restricted stock issued in exchange for nonrecourse note	-	-	41	-	-	-	-	-
Vesting of restricted stock	-	-	45	-	-	-	-	-
Proceeds from IPO, net of closing costs of $11,229	-	-	6,832	69	104,852	-	-	104,921
Conversion of convertible preferred stock into common stock	(12,981)	(2,337)	16,389	164	122,014	-	-	119,841
Reclassification of warrants to purchase preferred stock to stockholders' equity	-	-	-	-	655	-	-	655
Repayment of nonrecourse note	-	-	-	-	344	-	-	344
Exercise of common stock warrants	-	-	102	1	(1)	-	-	-
Exercise of stock options	-	-	222	2	481	-	-	483
Stock-based compensation					6,491	-	-	6,491
Net loss	-	-	-	-	-	-	(25,321)	(25,321)
Balance at December 31, 2013	-	$-	23,940	$239	$250,103	$-	$(98,675)	$151,667

bluebird bio, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Series A-1		Series A-2		Series B		Series C		Series D
	convertible		convertible		convertible		convertible		convertible
	preferred stock		preferred stock		preferred stock		preferred stock		preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	-	$-	-	$-	-	$-	-	$-	-	$-
Vesting of restricted stock issued in exchange for nonrecourse note	-	-	-	-	-	-	-	-	-	-
Issuance of common stock upon public offering, net of issuance costs of $23,295	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with acquisition	-	-	-	-	-	-	-	-	-	-
Exercise of common stock warrants	-	-	-	-	-	-	-	-	-	-
Exercise of stock options	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in exchange for consulting services to non-employees
Stock-based compensation	-	-	-	-	-	-	-	-	-	-
Unrealized loss on available-for-sale securities, net of tax	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-
Balance at December 31, 2014	-	$-	-	$-	-	$-	-	$-	-	$-

	Series A-1					Accumulated		Total
	convertible				Additional	other		stockholders'
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance at December 31, 2013	-	$-	23,940	$239	$250,103	$-	$(98,675)	$151,667
Vesting of restricted stock issued in exchange for nonrecourse note	-	-	69	1	(1)	-	-	-
Issuance of common stock upon public offering, net of issuance costs of $23,295	-	-	6,498	65	352,977	-	-	353,042
Issuance of common stock in connection with acquisition	-	-	411	4	19,470	-	-	19,474
Exercise of common stock warrants	-	-	114	1	(1)	-	-	-
Exercise of stock options	-	-	1,306	13	5,036	-	-	5,049
Issuance of common stock in exchange for consulting services to non-employees	-	-	2	-	42	-	-	42
Stock-based compensation	-	-	-	-	10,763	-	-	10,763
Unrealized loss on available-for-sale securities, net of tax	-	-	-	-	-	(71)	-	(71)
Net loss	-	-	-	-	-	-	(48,709)	(48,709)
Balance at December 31, 2014	-	$-	32,340	$323	$638,389	$(71)	$(147,384)	$491,257

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(48,709)	$(25,321)	$(23,670)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Noncash benefit on release of income tax valuation allowance	(11,797)	—	—
Depreciation and amortization	4,228	941	301
Stock-based compensation expense	10,763	6,491	822
Remeasurement of contingent consideration	246	—	—
Issuance of restricted common stock in exchange for consulting services to non-employees	168	—	—
Re-measurement of warrants	—	440	(28)
Loss on disposal of equipment	3	9	10
Other non-cash items	139	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	307	(4,214)	93
Accounts payable	(2,249)	2,067	380
Accrued expenses and other liabilities	9,969	761	1,336
Deferred revenue	(24,871)	54,868	(340)
Deferred rent	2,110	7,408	52
Net cash (used in) provided by operating activities	(59,693)	43,450	(21,044)
Investing activities
Restricted cash	209	(1,153)	(40)
Purchase of property and equipment	(8,708)	(8,670)	(867)
Purchases of marketable securities	(174,981)	—	—
Proceeds from sales or maturities of marketable securities	30,960	—	3,506
Acquisition of business, net of cash acquired	(4,673)	—	—
Net cash (used in) provided by investing activities	(157,193)	(9,823)	2,599
Financing activities
Proceeds from public offering of common stock, net of issuance costs	353,226	104,921	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	59,831
Repayment of nonrecourse note collateralized by restricted stock	—	344	—
Proceeds from exercise of stock options and issuance of common stock	5,226	376	21
Net cash provided by financing activities	358,452	105,641	59,852
Increase in cash and cash equivalents	141,566	139,268	41,407
Cash and cash equivalents at beginning of period	206,279	67,011	25,604
Cash and cash equivalents at end of period	$347,845	$206,279	$67,011
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$387	$1,924	$—
Offering expenses included in accounts payable and accrued expenses	$183	$—	$—
Accretion and dividends on convertible preferred stock	$—	$—	$3,057
Gain on extinguishment of convertible preferred stock	$—	$—	$23,114
Reclassification of warrants to additional paid-in capital	$—	$655	$394
Reclassification of Series A-1 Preferred Stock to common stock	$—	$-	$2,337
Conversion of preferred stock to common stock upon closing of IPO	$—	$122,178	$—
Stock option exercise proceeds receivable	$98	$107	$—

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Notes to Consolidated Financial Statements

1. Description of the business

bluebird bio, Inc. (the “Company” or “bluebird”) was incorporated in Delaware on April 16, 1992, and is headquartered in Cambridge, Massachusetts. The Company was formed to develop, manufacture and market therapies to safely and effectively deliver genes useful in the treatment of serious human diseases. Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its product candidates, including activities to manufacture product candidates, conduct clinical studies of its product candidates, perform preclinical research to identify new product candidates and provide general and administrative support for these operations.

On June 30, 2014, the Company acquired all of the outstanding capital stock of Precision Genome Engineering, Inc. (“Pregenen”) and in connection therewith, obtained the rights to Pregenen’s gene editing and cell signaling technology. See Note 12, “Business combinations,” for additional information.

In July 2014, the Company sold 3,450,000 shares of common stock (inclusive of 450,000 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $34.00 per share. The aggregate net proceeds received by the Company from the offering were $109.8 million, net of underwriting discounts and commissions and offering expenses payable by the Company of approximately $7.5 million.

In December 2014, the Company sold 3,047,500 shares of common stock (inclusive of 397,500 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $85.00 per share. The aggregate net proceeds received by the Company from the offering were $243.3 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company of approximately $15.8 million.

As of December 31, 2014, the Company had cash, cash equivalents and marketable securities of $492.0 million. Although the Company has incurred recurring losses, the Company expects its cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months.

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

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by an investment manager and may consist of U.S. Treasury securities, U.S. government agency securities, federally insured certificates of deposit and money market funds invested in U.S. Treasuries or U.S. government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, mark the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

Concentrations of credit risk and off-balance sheet risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s available-for-sale investments primarily consist of U.S. government agency securities and federally insured certificates of deposit and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy which limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA+/Aa1 rated, thereby reducing credit risk exposure.

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

Items measured at fair value on a recurring basis include a warrant liability (Note 8), marketable securities (Note 3) and contingent consideration (Note 12). The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

Business combinations

On June 30, 2014, the Company completed its acquisition of Pregenen for total consideration of $31.0 million, consisting of cash consideration of $5.1 million, common stock consideration of $19.3 million and contingent consideration with an estimated fair value of $6.6 million on the date of purchase. The estimated fair value of the contingent consideration is based upon significant assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and discount rates. The estimated fair value could materially differ from actual values or fair values determined using different assumptions. See Note 4, “Fair value measurements,” for additional information.

This transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the excess purchase price recorded as goodwill. The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition are summarized in Note 12, “Business combinations.” The estimated fair values of acquired assets and assumed liabilities were determined using the methods discussed in the following paragraphs and require significant judgment and estimates, which could materially differ from actual values and fair values determined using different methods or assumptions.

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

Contingent consideration

Each reporting period, the Company revalues the contingent consideration obligations associated with business combinations to their fair value and records within operating expenses increases in their fair value as contingent consideration expense and decreases in the fair value as contingent consideration income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as development of the Company’s programs in certain indications progress and additional data are obtained, impacting the Company’s assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. See Note 4, “Fair value measurements,” for additional information.

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

Asset	Estimated useful life
Computer equipment and software	3 years
Office and laboratory equipment	2 -5 years
Leasehold improvements	Shorter of the useful life or remaining lease term

Impairment of long-lived assets

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded during the years ended December 31, 2014, 2013 and 2012.

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

The Company recognizes revenue in accordance with FASB ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

●	Persuasive evidence of an arrangement exists
●	Delivery has occurred or services have been rendered
●	The seller’s price to the buyer is fixed or determinable
●	Collectability is reasonably assured

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

Collaboration revenue

As of December 31, 2014, the Company’s collaboration revenue is generated exclusively from its collaboration arrangement with Celgene Corporation (“Celgene”). The terms of this arrangement contain multiple deliverables, which include at inception: (i) discovery, research and development services, (ii) participation on the joint steering committee and (iii) participation on the patent committee. The collaboration arrangement also provides Celgene with the option to obtain a license to any product candidates resulting from the collaboration. Moreover, Celgene has the option to extend the term of the collaboration arrangement, first for a period of two years and then for an additional period of one year. Additionally, the Company has the sole right to manufacture or have manufactured supplies of vectors and associated payloads manufactured for incorporation into the associated product candidate in the event a product candidate is licensed. Non-refundable payments to the Company under this arrangement may include: (i) up-front research fees, (ii) product candidate license fees, (iii) extension term research fees, (iv) payments for the manufacture and supply of vectors and payloads, (v) payments based on the achievement of certain milestones and (vi) royalties on product sales. Additionally, the Company may elect to share in the costs incurred from the development, commercialization and manufacture of product candidates licensed by its collaborators and earn its share of the net profits or bear its share of the net losses generated from the sale of product candidates licensed by its collaborators.

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

The Company’s stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees and directors with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to non-employees with service-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. Compensation expense related to awards to employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. Compensation expense related to awards to non-employees with performance-based vesting conditions is recognized based on the then-current fair value at each financial reporting date prior to the measurement date over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

The Company expenses restricted stock unit awards to employees based on the fair value of the award on a straight-line basis over the associated service period of the award. Awards of restricted stock to non-employees are adjusted through share-based compensation expense at each reporting period end to reflect the current fair value of such awards and expensed using an accelerated attribution model.

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

Other Income and Expense

In March 2014, the Company received an award of $0.3 million of tax incentives from the Massachusetts Life Sciences Center, which will allow the Company to monetize approximately $0.3 million of state research and development tax credits. In exchange for these incentives, the Company pledged to hire an incremental fifteen employees and to maintain the additional headcount through at least December 31, 2018. Failure to do so could result in the Company being required to repay some or all of these incentives. As the Company met the additional headcount condition during the quarter ended June 30, 2014 and continues to meet such condition during the year ended December 31, 2014, the Company continues to defer and amortize the benefit of this monetization on a straight-line basis over the remaining five-year performance period in other income (expense).

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2014 and 2013, the Company does not have any significant uncertain tax positions.

Net loss per share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options, unvested restricted stock, restricted stock units, employee stock purchase plan, warrants and acquisition holdback shares using the treasury stock method.

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

During the quarter ended September 30, 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU No. 2014-15”). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the potential impact that ASU No. 2014-15 may have on its financial position and results of operations.

3. Marketable securities

The following table summarizes the available-for-sale securities held at December 31, 2014 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014
U.S. government agency securities	$131,589	$6	$(59)	$131,536
Certificates of deposit	12,640	—	(18)	12,622
Total	$144,229	$6	$(77)	$144,158

The Company did not hold any available-for-sale securities as of December 31, 2013. No available-for-sale securities held as of December 31, 2014 had remaining maturities greater than two years.

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014
Assets:
Cash and cash equivalents	$347,845	$347,845	$—	$—
Marketable securities:
U.S. government agency securities	131,536	—	131,536	—
Certificates of deposit	12,622	—	12,622	—
Total assets	$492,003	$347,845	$144,158	$—
Liabilities:
Contingent consideration	$6,796	$—	$—	$6,796
Total liabilities	$6,796	$—	$—	$6,796
December 31, 2013
Total cash and cash equivalents	$206,279	$206,279	$—	$—

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2014 and 2013, cash and cash equivalents comprise funds in cash and money market accounts.

Marketable securities

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2014, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2014 or 2013, and as a result, the Company did not reclassify any amount out of accumulated other comprehensive income for the same periods.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2014 was $134.4 million, which consisted of 52 certificates of deposit and 7 U.S. government agency securities. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2014.

Contingent consideration

In connection with the acquisition of Pregenen, the Company recorded contingent consideration pertaining to the amounts potentially payable to Pregenen’s former equityholders pursuant to the Stock Purchase Agreement by and among the Company, Pregenen and Pregenen’s former equityholders. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of operations and comprehensive loss.

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
The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of preclinical, clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2015 to 2026 and discount rates ranging from 10.8% to 14.8%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations which include Level 3 inputs (in thousands):

Year ended December 31, 2014
Beginning balance	$—
Additions	6,550
Changes in fair value	246
Payments	—
Ending balance	$6,796

As of December 31, 2014, $0.5 million of the fair value of the Company’s total contingent consideration obligations was reflected as components of accrued expenses and other current liabilities within the consolidated balance sheets, with the remaining balances of $6.3 million reflected as a non-current liability.

5. Property and equipment, net

Property and equipment, net, consists of the following (in thousands):

		December 31,
	2014		2013
Computer equipment and software	$814		$576
Office equipment	786		780
Laboratory equipment	7,223		3,758
Leasehold improvements	10,318		7,260
Total property and equipment	19,141		12,374
Less accumulated depreciation and amortization	(3,401)		(1,454)
Property and equipment, net	$15,740		$10,920

Depreciation and amortization expense related to property and equipment was $2.3 million, $0.9 million and $0.3 million for the years ending December 31, 2014, 2013, and 2012, respectively.

6. Restricted cash

As of December 31, 2014 and 2013, the Company maintained letters of credit of $1.2 million and $1.4 million, respectively, which are required to be collateralized with a bank account at a financial institution in accordance with the Company’s current and former headquarters’ lease agreements.

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Employee compensation	$4,943	$1,740
Accrued goods and services	7,358	2,119
Accrued professional fees	428	305
Deferred rent, current portion	914	738
Contingent consideration, current portion	475	—
Other	531	273
Total accrued expenses and other current liabilities	$14,649	$5,175

8. Warrants

Warrants outstanding consist of the following (in thousands):

	As of December 31,
	2014	2013
Warrants to purchase Common Stock	177	338
	177	338

As of December 31, 2012, the Company had outstanding warrants to purchase 6,512,650 shares of capital stock. Upon the closing of the Company’s IPO on June 24, 2013, all of the warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for 337,952 shares of common stock, of which 307,648 and 30,304 were exercisable at $12.55 and $6.19 per share, respectively, and expire between November 16, 2015 and April 15, 2019. Each warrant is exercisable on either a physical settlement or net share settlement basis. During the years ended December 31, 2014 and 2013, there were 160,676 and 102,394 warrants exercised, respectively, and no cancellations or expirations.

In conjunction with the automatic conversion of all warrants exercisable for convertible preferred stock into warrants exercisable for common stock, the Company reclassified the related convertible preferred stock warrant liability to additional paid-in capital. The warrant liability was re-measured to fair value prior to reclassification to additional paid-in capital. As of December 31, 2014 and 2013, the Company had no outstanding warrant liability.

The following table sets forth a summary of changes in the fair value of the Company’s preferred stock warrant liability which represents a recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs (in thousands):

Year ended December 31, 2013*
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

The fair value of each warrant to purchase shares of the Company’s Series B Preferred Stock was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31, 2013*
Fair value of underlying instrument	$0.95
Expected volatility	82.0%
Expected term (in years)	5.93
Risk-free interest rate	1.1%
Expected dividend yield	0.0%

*	Series B warrants were re-measured to fair value and then reclassified to additional paid-in capital on June 24, 2013.

9. Commitments and contingencies

On June 3, 2013, the Company entered into a nine-year building lease for approximately 43,600 square feet of space for its new corporate headquarters at 150 Second Street, Cambridge, Massachusetts, which commenced in December 2013. The lease originally had monthly lease payments of $0.2 million the first 12 months with annual rent escalations thereafter and provided a rent abatement of $0.2 million per month for the first six months. The Company has the option to extend this lease by an additional five years. As the Company obtained access to the newly leased space on July 22, 2013, this is considered the lease commencement date for accounting purposes, thus rent expense began on this date and is recognized on a straight-line basis over the term of the lease. In addition, the lease provided a contribution from the landlord towards the initial build-out of the space of up to $6.5 million. The Company capitalizes the leasehold improvements as property and equipment and records the landlord incentive payments received as deferred rent and amortizes these amounts as reductions to rent expense over the lease term. In accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1.3 million, naming the landlord as beneficiary. This letter of credit was reduced to $1.0 million during the third quarter of 2014 and may be further reduced to $0.8 million and $0.6 million upon the first and second anniversaries of the rent commencement date, respectively. The Company relocated into its new corporate headquarters in December 2013 and ceased use of its former facility during the first quarter of 2014. During the first quarter of 2014, the Company fully subleased its former facility, which decreased the rent abatement available under its new lease. The lease for the Company’s former headquarters, located at 840 Memorial Drive, Cambridge, Massachusetts, expires on March 31, 2015.

On June 9, 2014, the Company amended its lease agreement to add an additional 9,869 square feet of space for its corporate headquarters at 150 Second Street, Cambridge, Massachusetts. The expansion increased the yearly lease payments by $0.6 million beginning in December 2014 with rent escalations thereafter. In addition, the lease amendment provides a contribution from the landlord towards the build-out of the additional space of up to $1.2 million.

As of December 31, 2014, future minimum commitments under facility operating leases were as follows (in thousands):

Years ended December 31,	Second Street Lease	Other Operating Leases	Total Lease Commitments
2015	$3,166	$486	$3,652
2016	3,261	231	3,492
2017	3,358	—	3,358
2018	3,460	—	3,460
2019	3,563	—	3,563
2020 and thereafter	11,344	—	11,344
Total minimum lease payments	$28,152	$717	$28,869

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all operating leases, including additional rent charges for utilities, parking, maintenance, and real estate taxes was $4.3 million, $2.4 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at December 31, 2014 and December 31, 2013 or royalties on future sales of specified products.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company’s wholly-owned subsidiary bluebird bio France – SARL participates in the French Crédit d’Impôt Recherche (“CIR”) program which allows companies to monetize up to 30% of eligible research expenses. The Company received aggregate reimbursement of $1.4 million related to years 2011 through 2013. The Company recognized these amounts as reductions to research and development expense in the periods incurred. The years 2011 through 2013 are open and subject to examination. The Company has applied for but not yet received $0.9 million related to the year ended December 31, 2014 which are classified as current assets within the consolidated balance sheets as of December 31, 2014.

On June 30, 2014, the Company acquired Pregenen. The Company may be required to make up to an additional $135.0 million in future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. In accordance with accounting for business combinations guidance, contingent consideration liabilities are required to be recognized on the consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain preclinical, clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. See Note 4, “Fair value measurements,” and Note 12, “Business combinations,” for additional information.

10. Common stock and preferred stock

On June 18, 2013, the Company increased the authorized capital stock of the Company to 125,000,000 shares. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption or conversion rights.

The Company is authorized to issue 5,000,000 shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2014 and 2013, the Company had no shares of preferred stock issued or outstanding.

Reserved for future issuance

The Company has reserved for future issuance the following number of shares of common stock (in thousands):

December 31, 2014
Options to purchase common stock	3,652
Restricted stock units	179
2013 Stock Option and Incentive Plan	465
Warrants to purchase common stock	177
Employee Stock Purchase Plan	238
Acquisition holdback (Note 12)	94
4,805

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

Under the terms of the Collaboration Agreement, the Company received a $75.0 million up-front, non-refundable cash payment. The Company is responsible for conducting discovery, research and development activities through completion of Phase I clinical studies, if any, during the initial term of the agreement, or three years. The collaboration is governed by a joint steering committee (“JSC”) formed by an equal number of representatives from the Company and Celgene. The JSC will, among other activities, review the collaboration program, review and evaluate product candidates and approve regulatory plans. In addition to the JSC, the Collaboration Agreement provides that the Company and Celgene each appoint representatives to a patent committee, which is responsible for managing the intellectual property developed and used during the collaboration.

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

In addition, Celgene would be required to make certain milestone payments upon the achievement of specified clinical, regulatory and commercial events. For each product candidate that is licensed by Celgene, the Company would be eligible to receive per product up to $20.0 million in option fees, up to $10.0 million in clinical milestone payments, up to $117.0 million in regulatory milestone payments and up to $78.0 million in commercial milestone payments. Clinical milestone payments are triggered upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon approval to market a product candidate by the FDA or other global regulatory authorities. Commercial milestone payments are triggered upon the first commercial sale of an approved pharmaceutical product and when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee or receives approval to be marketed by certain global regulatory authorities in a specified number of countries outside of the United States. In addition, to the extent any of the product candidates licensed by Celgene are commercialized, the Company would be entitled to receive tiered royalty payments ranging from the mid-single digits to mid-teens based on a percentage  of net sales. Royalty payments are subject to certain reductions, including for any royalty payments required to be made by Celgene to acquire patent rights, with an aggregate minimum floor. The Company is not eligible to receive either milestone payments or royalty payments unless and until Celgene exercises its option to license a product candidate resulting from the collaboration whereupon the parties will execute a license agreement, the terms of which are included as part of the collaboration arrangement.

Additionally, the Company may elect to co-develop and co-promote product candidates licensed by Celgene. If the Company elects to co-develop and co-promote a product candidate, then the parties would share equally in all costs incurred relating to the development, commercialization and manufacture of the product candidate within the United States and share equally in the profits generated by such product candidate in the United States. Additionally, if the Company elects to co-develop and co-promote a product candidate, then the option fees, milestones and royalties would decrease compared to those described above. Under this scenario, the Company would receive per product up to $10.0 million in option fees, up to $10.0 million in clinical milestone payments and outside of the United States, up to $54.0 million in regulatory milestone payments and up to $36.0 million in commercial milestone payments. Clinical milestone payments are triggered upon initiation of a defined phase of clinical research for a product candidate. Regulatory milestone payments are triggered upon approval to market a product candidate by global regulatory authorities. Commercial milestone payments are triggered when an approved pharmaceutical product reaches certain defined levels of net sales by the licensee or receives approval to be marketed by certain global regulatory authorities in a specified number of countries outside the United States. In addition, to the extent any of the product candidates licensed by Celgene and co-developed and co-promoted by the Company are commercialized, the Company would be entitled to receive tiered royalty payments ranging from the mid-single digits to mid-teens based on a percentage of net sales from sales generated outside of the United States. Royalty payments are subject to certain reductions, including for any royalty payments required to be made by Celgene to acquire patent rights, with an aggregate minimum floor. The Company is not eligible to receive profit share payments, milestone payments or royalty payments unless and until Celgene exercises its option to license a product candidate resulting from the collaboration whereupon the parties will execute a co-development, co-promote and profit share agreement, the terms of which are included as part of the collaboration arrangement.

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

The Company identified the allocable arrangement consideration as the $75.0 million up-front payment. The Company determined that each of the identified deliverables have the same period of performance (the three year initial term) and have the same pattern of revenue recognition, ratably over the period of performance. As a result, the $75.0 million arrangement consideration will be recognized over the three year initial term.

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

During the years ended December 31, 2014 and 2013, the Company recognized $25.0 million and $19.8 million, respectively, of revenue associated with its collaboration with Celgene related to the recognition of discovery, research and development services. As of December 31, 2014 and 2013, there was $30.7 million and $55.2 million of deferred revenue, respectively, related to the Company’s collaboration with Celgene which is classified as current or non-current in the consolidated balance sheets based on the contractual term of the arrangement.

Association Française contre les Myopathies

In January 2011, the Company entered into a research funding agreement with the Association Française contre les Myopathies (“AFM”), a nonprofit organization dedicated to curing rare neuromuscular diseases and providing treatments to reduce the associated disabilities of such diseases. As part of the agreement, AFM funded the Company 1.0 million Euros to be used to advance the Company’s research, process development, manufacturing, preclinical development, and clinical development in gene therapy for beta-hemoglobinopathies in ß-thalassemia and/or in Sickle Cell Disease.

The funding, or a portion thereof depending on timing, shall be repaid to AFM upon any of the following events: (i) upon out-licensing or sale of the program, (ii) upon obtaining the first product authorization for the market, or (iii) upon sale of the Company, provided that the development is active at the time of such sale. The agreement is for a period of four years. The Company believes that repayment of the funds paid under the agreement is remote at the date of the agreement, December 31, 2014 or December 31, 2013. The Company recognizes the revenue under this arrangement on a straight-line basis over the term of the agreement. The Company will reassess the probability of repayment at the end of each reporting period.

12. Business combinations

On June 30, 2014, the Company completed its acquisition of Pregenen, a privately-held biotechnology company, upon which Pregenen became a wholly-owned subsidiary. As a result, the Company obtained gene editing and cell signaling technology with a broad range of potential therapeutic applications.

Under the terms of the Stock Purchase Agreement, the Company purchased all of Pregenen’s outstanding capital stock in exchange for 405,401 unregistered shares of common stock and $5.1 million in cash. The consideration for the transaction also includes an additional 94,117 shares of common stock that will be held for a period of 18 months after the acquisition and may be used to settle certain claims for indemnification for breaches or inaccuracies in Pregenen’s representations and warranties, covenants, and agreements and an additional 2,119 shares relating to a working capital adjustment. The Stock Purchase Agreement also provides for up to $135.0 million in future contingent cash payments upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones.

The acquisition-date fair value of the purchase consideration is as follows (in thousands):

Cash	$5,093
Common stock	19,348
Contingent consideration	6,550
Total purchase consideration	$30,991

Common stock in the table above is comprised of $15.6 million in common stock transferred, $3.6 million in common stock that will be held back for a period of 18 months and $0.1 million related to a working capital adjustment.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at estimated fair value as of the date of acquisition, with the remaining consideration transferred recorded as goodwill.

The purchase price allocation has been finalized and the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

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

Amortization expense for the gene editing platform intangible asset was $1.9 million for the year ended December 31, 2014 and accumulated amortization as of December 31, 2014 was $1.9 million. The estimated amortization of intangible assets for the year ended December 31, 2015 and for each of the five succeeding years and thereafter is as follows (in thousands):

2015	$3,763
2016	3,763
2017	3,763
2018	3,763
2019	3,763
2020 and thereafter	9,404
Total	$28,219

The deferred tax liabilities of $11.8 million primarily relate to the tax impact of future amortization or impairments associated with the identified intangible asset, which is not deductible for tax purposes. See Note 15 “Income taxes,” for additional information.

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

The Company incurred a total of $0.2 million in transaction costs in connection with the acquisition, which were included in general and administrative expenses within the consolidated statements of operations and comprehensive loss for the year ended December 31, 2014.

In connection with the acquisition, the Company issued 3,267 shares of common stock to a former consultant of Pregenen and recognized $0.2 million of expense within general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2014.

13. Stock-based compensation

On June 3, 2013, the Company’s board of directors adopted its 2013 Stock Option and Incentive Plan (“2013 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 Plan replaces the 2010 Stock Option and Grant Plan (“2010 Plan”).

The 2013 Plan allows for the granting of incentive stock options, non-qualified stock options, restricted stock units and restricted stock awards to the Company’s employees, members of the board of directors, and consultants of the Company. The Company initially reserved 955,000 shares of its common stock for the issuance of awards under the 2013 Plan. The 2013 Plan provides that the number of shares reserved and available for issuance under the 2013 Plan will automatically increase each January 1, beginning on January 1, 2014, by four percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee.

Any options or awards outstanding under the Company’s previous stock option plans, including both the 2010 Plan and the Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan (“2002 Plan”), at the time of adoption of the 2013 Plan remain outstanding and effective. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, expire or are otherwise terminated (other than by exercise) under the 2002 Plan and 2010 Plan are added to the shares of common stock available for issuance under the 2013 Plan. As of December 31, 2014, the total number of common stock that may be issued under all equity award plans is 464,530.

The Company does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $10.8 million, $6.5 million and $0.8 million during the years ended December 31, 2014, 2013 and 2012, respectively. Share-based compensation expense recognized by award type is as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Stock options	$9,487	$6,399	$742
Restricted stock awards	52	92	80
Restricted stock units	1,158	—	—
Employee stock purchase plan	66	—	—
	$10,763	$6,491	$822

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2014	2013	2012
Expected volatility	82.3%	82.0%	79.6%
Expected term (in years)	6.0	6.1	6.1
Risk-free interest rate	1.8%	1.1%	1.0%
Expected dividend yield	0.0%	0.0%	0.0%

The intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012, was $41.4 million, $3.9 million and $0, respectively.

The weighted-average fair values of options granted during 2014, 2013 and 2012 was $18.53, $7.36 and $1.51, respectively.

The aggregate fair value of restricted stock awards that vested during the years ended December 31, 2014, 2013 and 2012, based on the estimated fair value of the underlying stock on the day of vesting was $1.9 million, $1.5 million and $0.1 million, respectively.

As of December 31, 2014, there was $22.1 million and $3.9 million of unrecognized compensation expense related to unvested stock options and restricted stock units, respectively, that is expected to be recognized over a weighted-average period of 2.9 and 1.5 years.

During the year ended December 31, 2014, the Company issued 2,000 shares of restricted common stock in exchange for consulting services. The shares vested upon issuance and the Company recognized $0.1 million of expense related to the services provided.

During the year ended December 31, 2014, 123,263 options held by former employees were modified to accelerate vesting and extend the period in which the employees were allowed to exercise the vested options. The modification was valued using a Black-Scholes option valuation model and the Company accounted for the $0.6 million of incremental value within general and administrative expenses.

Restricted common stock

A summary of the Company’s restricted stock awards activity and related information is as follows:

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2013	68,822	$0.95
Granted	—	—
Vested	(68,822)	0.95
Forfeited	—	—
Unvested balance at December 31, 2014	—	$—

Restricted stock units

A summary of the Company’s restricted stock unit activity and related information is as follows:

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2013	—	$—
Granted	185,850	30.47
Vested	—	—
Forfeited	(6,430)	30.47
Unvested balance at December 31, 2014	179,420	$30.47

Stock options

The following table summarizes the stock option activity under the Plan:

	Shares	Weighted-average exercise price per share	Weighted-average contractual life (in years)	Aggregate intrinsic value (a) (in thousands)
Outstanding at December 31, 2013	3,957,673	$5.21
Granted	1,188,060	$26.80
Exercised	(1,313,031)	$3.95
Canceled or forfeited	(180,465)	$12.98
Outstanding at December 31, 2014	3,652,237	$12.30	8.1	$290,049
Exercisable at December 31, 2014	1,251,045	$4.37	7.2	$109,283
Vested and expected to vest at December 31, 2014	3,597,828	$12.41	8.1	$285,358

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2014.

Note receivable

In November 2010, the Company received a non-recourse note from its Chief Executive Officer (“CEO”) in exchange for the purchase of 329,256 shares of restricted stock. Interest accrued on the note on an annual basis at a rate of four percent. In May 2013, prior to the initial filing of the registration statement in connection with the Company’s IPO, the CEO repaid the note in full plus all accrued interest. The Company recorded stock-based compensation expense in connection with this restricted stock award of $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Employee Stock Purchase Plan

On June 3, 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 ESPP authorizes the initial issuance of up to a total of 238,000 shares of the Company’s common stock to participating employees. The first offering period under the 2013 ESPP opened on August 1, 2014.

14. 401(k) Savings plan

In 1997, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company has not made any contributions to the 401(k) Plan for the three years ended December 31, 2014.

15. Income taxes

The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
U.S.	$(61,118)	$(26,018)	$(23,700)
Foreign	612	697	30
Total	$(60,506)	$(25,321)	$(23,670)

The benefit for income taxes were as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Current
Federal	$—	$—	$—
State	1	—	—
Foreign	—	—	—
Deferred			—
Federal	(9,390)	—	—
State	(2,408)	—	—
Foreign	—	—	—
Total income tax benefit	$(11,797)	$—	$—

A reconciliation of income tax benefit computed at the statutory federal income tax rate to the Company’s effective income tax rate benefit as reflected in the financial statements is as follows:

	Year ended December 31,
	2014	2013	2012
Federal income tax expense at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	4.0%	4.5%	4.4%
Permanent differences	(3.2%)	(0.6%)	(0.8%)
Research and development credit	25.7%	6.0%	0.8%
Other	0.0%	0.0%	0.6%
Change in valuation allowance	(41.0%)	(43.9%)	(39.0%)
Effective income tax rate benefit	19.5%	0.0%	0.0%

For the year ended December 31, 2014, the Company recognized an income tax benefit of $11.8 million or 19.5%. The Company recorded a non-recurring tax benefit of $11.8 million due to the release of a portion of the valuation allowance due to taxable temporary differences available as a source of income to realize certain pre-existing deferred tax assets as a result of the acquisition of Pregenen. Excluding the impact of this item, the Company’s overall tax provision and effective tax rate would be zero.

The Company did not recognize any tax benefit for the years ended December 31, 2013 and December 31, 2012 as the Company was subject to a full valuation allowance.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	Year ended December 31,
	2014	2013
Deferred tax assets:
U.S. net operating loss carryforwards	$33,767	$11,010
Foreign net operating loss carryforwards	899	659
Tax credit carryforwards	23,274	3,638
Capitalized research and development expenses, net	1,372	1,837
Deferred revenue	12,050	21,830
Accruals and other	7,552	4,177
Total deferred tax assets	78,914	43,151
Intangible assets	(11,084)	-
Fixed assets	(2,526)	(2,596)
Less valuation allowance	(65,304)	(40,555)
Net deferred taxes	$—	$—

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company has allocated its valuation allowance in accordance with the provisions of ASC 740, which resulted in a current deferred tax asset of $1.9 million and a non-current deferred tax liability of $1.9 million as of December 31, 2014. The valuation allowance increased on a net basis by approximately $24.7 million during the year ended December 31, 2014 due primarily to net operating losses and tax credit carryforwards.

As of December 31, 2014, 2013 and 2012, the Company had U.S. federal net operating loss carryforwards of approximately $130.0 million, $30.3 million and $62.6 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2034. As of December 31, 2014, 2013 and 2012, the Company also had U.S. state net operating loss carryforwards of approximately $115.5 million, $13.3 million and $52.3 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2034. At December 31, 2014, $42.1 million and $42.1 million of federal and state net operating losses, respectively, relate to excess equity based compensation tax deductions, the benefits for which will be recorded to additional paid-in capital when recognized through a reduction of cash taxes paid. At December 31, 2014, 2013 and 2012, the Company also had approximately $2.7 million, $2.0 million and $1.8 million, respectively, of foreign net operating loss carryforwards which may be available to offset future income tax liabilities; these carryforwards do not expire.

As of December 31, 2014, 2013 and 2012, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $22.0 million, $2.7 million and $1.3 million, respectively, available to reduce future tax liabilities which expire at various dates through 2034. As of December 31, 2014, 2013 and 2012, the Company had state credit carryforwards of approximately $2.0 million, $1.4 million and $0.9 million, respectively, available to reduce future tax liabilities which expire at various dates through 2029.

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

For all years through December 31, 2014, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company or one of its subsidiaries files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2011 through December 31, 2014. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

16. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2014	2013	2012
Warrants	177	338	440
Outstanding stock options	3,652	3,958	2,201
Unvested restricted stock	—	69	155
Restricted stock units	179	—	—
ESPP shares	6	—	—
Acquisition holdback (Note 12)	94	—	—
Preferred stock	—	—	16,389
	4,108	4,365	19,185

17. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2014 and 2013. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2014
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Total revenue	$6,335	$6,335		$6,365	$6,386	$25,421
Total operating expenses	17,003	19,669		23,375	26,000	86,047
Loss from operations	(10,668)	(13,334)		(17,010)	(19,614)	(60,626)
Net loss	(10,609)	(1,526)	(1)	(17,030)	(19,544)	(48,709)
Net loss per share applicable to common stockholders - basic and diluted	$(0.44)	$(0.06)		$(0.61)	$(0.67)	$(1.83)

	2013
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Total revenue	$1,127	$6,334		$6,385	$6,335	$20,181
Total operating expenses	7,608	10,528		12,542	14,450	45,128
Loss from operations	(6,481)	(4,194)		(6,157)	(8,115)	(24,947)
Net loss	(6,544)	(4,583)		(6,113)	(8,081)	(25,321)
Net loss per share applicable to common stockholders - basic and diluted	$(19.94)	$(2.13)		$(0.26)	$(0.34)	$(2.02)

(1)

During the second quarter of 2014, the Company recorded an income tax benefit of $11.8 million in connection with the acquisition of Pregenen completed in June 2014. See Note 12, “Business Combinations” for additional information.

18. Subsequent events

The Company has evaluated all events or transactions that occurred after December 31, 2014. In the judgment of management, there were no material events that impacted the consolidated financial statements or disclosures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

By:	/s/ Nick Leschly
Nick Leschly
President, Chief Executive Officer and Director

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of bluebird bio, Inc. (the “Company”), hereby severally constitute and appoint Nick Leschly and James M. DeTore, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nick Leschly	President, Chief Executive Officer and Director	February 25, 2015
Nick Leschly	(Principal Executive Officer)

/s/ James M. DeTore	Chief Financial Officer and Treasurer	February 25, 2015
James M. DeTore	(Principal Financial Officer)

/s/ Eric Sullivan	Senior Director, Finance	February 25, 2015
Eric Sullivan	(Principal Accounting Officer)

/s/ Robert I. Tepper, M.D.	Director	February 25, 2015
Robert I. Tepper, M.D.

/s/ Steven Gillis, Ph.D.	Director	February 25, 2015
Steven Gillis, Ph.D.

/s/ Daniel S. Lynch	Director	February 25, 2015
Daniel S. Lynch

/s/ James Mandell, M.D.	Director	February 25, 2015
James Mandell, M.D.

/s/ John M. Maraganore, Ph.D.	Director	February 25, 2015
John M. Maraganore, Ph.D.

/s/ Wendy L. Dixon, Ph.D.	Director	February 25, 2015
Wendy L. Dixon, Ph.D.

/s/ David P. Schenkein, M.D.	Director	February 25, 2015
David P. Schenkein, M.D.

/s/ Mark Vachon	Director	February 25, 2015
Mark Vachon

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Form of Common Stock Warrant	S-1/A	333-188605	4.2	May 14, 2013

4.3	Form of Series A-1 Preferred Stock Warrant	S-1/A	333-188605	4.3	May 14, 2013

4.4	Form of Series B Preferred Stock Warrant	S-1/A	333-188605	4.4	May 14, 2013

4.5	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1/A	333-188605	4.5	May 14, 2013

4.6	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.1	May 14, 2013

10.2	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.2	May 14, 2013

10.3	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1/A	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1/A	333-188605	10.6	May 14, 2013

10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1/A	333-188605	10.7	May 14, 2013

10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1/A	333-188605	10.8	May 14, 2013

10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.10†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1/A	333-188605	10.9	May 14, 2013

10.11†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-188605	10.10	May 14, 2013

10.12†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1/A	333-188605	10.11	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.13	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.14	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.15	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.16	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.17	Offer Letter, dated September 27, 2011 by and between the Registrant and Linda Bain	S-1/A	333-188605	10.16	June 4, 2013

10.18	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.19	Employment Agreement, dated October 20, 2014, by and between the Registrant and James DeTore	8-K	001-35966	10.1	November 10, 2014

10.20	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.19	May 13, 2014

10.21	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.22	Executive Cash Incentive Bonus Plan	S-1/A	333-188605	10.18	May 14, 2013

10.23	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.24	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

10.25	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	10-Q	011-35966	10.24	August 12, 2014

21.1	Subsidiaries of the Registrant	10-Q	011-35966	21.1	August 12, 2014

23.1	Consent of Ernst & Young LLP	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101	The following materials from the Company’s Annual Report on Form10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.	—	—	—	Filed herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.