Form 10-Q
period 2015-03-31
bluebird bio, Inc.
filed 2015-05-06
CIK 1293971

fDe

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 28, 2015, there were 32,829,440 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our preclinical and clinical studies, and our research and development programs;
●	our ability to advance product candidates into, and successfully complete, clinical studies;
●	our ability to advance our viral vector manufacturing and transduction capabilities;
●	the timing or likelihood of regulatory filings and approvals;
●	the commercialization of our product candidates, if approved;
●	the pricing and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
●	our ability to maintain and establish collaborations or obtain additional grant funding;
●	our financial performance;
●	developments relating to our competitors and our industry; and
●	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

bluebird bio, Inc.

Form 10-Q

For the Three Months Ended March 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par value amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$133,174	$347,845
Marketable securities	201,710	125,710
Deferred tax assets	1,913	1,913
Prepaid expenses and other current assets	4,039	4,521
Total current assets	340,836	479,989
Marketable securities	134,430	18,448
Property and equipment, net	16,850	15,740
Intangible assets, net	27,278	28,219
Goodwill	13,128	13,128
Restricted cash and other non-current assets	1,294	1,215
Total assets	$533,816	$556,739
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,551	$2,954
Accrued expenses and other current liabilities	15,129	14,649
Deferred revenue, current portion	24,333	25,375
Total current liabilities	42,013	42,978
Deferred rent, net of current portion	8,456	8,674
Deferred revenue, net of current portion	—	5,302
Contingent consideration, net of current portion	6,670	6,321
Deferred tax liabilities	1,913	1,913
Other non-current liabilities	265	294
Total liabilities	59,317	65,482
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 32,693 and 32,340 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	327	323
Additional paid-in capital	646,466	638,389
Accumulated other comprehensive loss	(123)	(71)
Accumulated deficit	(172,171)	(147,384)
Total stockholders' equity	474,499	491,257
Total liabilities and stockholders' equity	$533,816	$556,739

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2015	2014
Revenue:
Collaboration revenue	$6,344	$6,250
Research and license fees	—	85
Total revenue	6,344	6,335
Operating expenses:
Research and development	23,719	11,463
General and administrative	7,336	5,540
Change in fair value of contingent consideration	215	—
Total operating expenses	31,270	17,003
Loss from operations	(24,926)	(10,668)
Other income, net	139	59
Net loss	$(24,787)	$(10,609)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	(52)	—
Comprehensive loss	$(24,839)	$(10,609)
Net loss per share - basic and diluted:	$(0.76)	$(0.44)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	32,558	24,148

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three months ended March 31,
	2015	2014
Operating activities
Net loss	$(24,787)	$(10,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,710	475
Stock-based compensation expense	5,432	2,493
Change in fair value of contingent consideration	215	—
Issuance of restricted common stock in exchange for consulting services to non-employees	—	42
Other non-cash items	130	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2)	2,064
Accounts payable	(331)	(2,388)
Accrued expenses and other liabilities	88	1,738
Deferred revenue	(6,344)	(6,335)
Deferred rent	(270)	586
Net cash used in operating activities	(24,159)	(11,934)
Investing activities
Purchase of property and equipment	(1,156)	(2,517)
Purchases of marketable securities	(223,020)	—
Proceeds from maturities of marketable securities	31,200	—
Net cash used in investing activities	(192,976)	(2,517)
Financing activities
Proceeds from issuance of common stock	2,464	671
Net cash provided by financing activities	2,464	671
Decrease in cash and cash equivalents	(214,671)	(13,780)
Cash and cash equivalents at beginning of period	347,845	206,279
Cash and cash equivalents at end of period	$133,174	$192,499
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,125	$947

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of the business

bluebird bio, Inc. (the “Company” or “bluebird”) was incorporated in Delaware on April 16, 1992, and is headquartered in Cambridge, Massachusetts. The Company was formed to develop, manufacture and market therapies to safely and effectively deliver genes useful in the treatment of severe genetic and rare diseases and in the field of T cell-based immunotherapy. Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its product candidates, including activities to manufacture product candidates, conduct clinical studies of its product candidates, perform preclinical research to identify new product candidates and provide general and administrative support for these operations.

2. Summary of significant accounting policies and basis of presentation

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2015 and 2014.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2014, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2015.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Precision Genome Engineering, Inc. (“Pregenen”), bluebird bio France – SARL, bluebird bio Australia Pty Ltd. and bluebird bio Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to GAAP. The Company views its operations and manages its business in one operating segment. All material long-lived assets of the Company reside in the United States.

Summary of accounting policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2014, and the notes thereto, which are included in the Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2015.

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

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

income attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options, unvested restricted stock, restricted stock units, employee stock purchase plan, warrants, and acquisition holdback shares using the treasury stock method.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Estimates are used in the following areas, among others: fair value estimates used to assess potential impairment of long-lived assets, contingent consideration, stock-based compensation expense, accrued expenses, revenue and income taxes. Actual results could materially differ from those estimates.

3. Marketable securities

The following table summarizes the available-for-sale securities held at March 31, 2015 and December 31, 2014 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015
U.S. government agency securities	$323,863	$19	$(141)	$323,741
Certificates of deposit	12,400	3	(4)	12,399
Total	$336,263	$22	$(145)	$336,140
December 31, 2014
U.S. government agency securities	$131,589	$6	$(59)	$131,536
Certificates of deposit	12,640	—	(18)	12,622
Total	$144,229	$6	$(77)	$144,158

No available-for-sale securities held as of March 31, 2015 or December 31, 2014 had remaining maturities greater than two years.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2015
Assets:
Cash and cash equivalents	$133,174	$133,174	$—	$—
Marketable securities:
U.S. government agency securities	323,741	—	323,741	—
Certificates of deposit	12,399	—	12,399	—
Total assets	$469,314	$133,174	$336,140	$—
Liabilities:
Contingent consideration	$7,011	$—	$—	$7,011
Total liabilities	$7,011	$—	$—	$7,011
December 31, 2014
Assets:
Cash and cash equivalents	$347,845	$347,845	$—	$—
Marketable securities:
U.S. government agency securities	131,536	—	131,536	—
Certificates of deposit	12,622	—	12,622	—
Total assets	$492,003	$347,845	$144,158	$—
Liabilities:
Contingent consideration	$6,796	$—	$—	$6,796
Total liabilities	$6,796	$—	$—	$6,796

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of March 31, 2015 and December 31, 2014, cash and cash equivalents comprise funds in cash and money market accounts.

Marketable securities

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2015 and December 31, 2014, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2015, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same period.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2015 and December 31, 2014 was $248.0 million and $134.4 million, respectively. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of March 31, 2015 and December 31, 2014.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of preclinical, clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2015 to 2026 and discount rates ranging from 10.8% to 14.2%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations which include Level 3 inputs (in thousands):

Three months ended March 31, 2015
Beginning balance	$6,796
Additions	—
Changes in fair value	215
Payments	—
Ending balance	$7,011

As of March 31, 2015, $0.3 million of the fair value of the Company’s total contingent consideration obligations was reflected as a component of accrued expenses and other current liabilities within the condensed consolidated balance sheets, with the remaining balance of $6.7 million reflected as a non-current liability.

5. Commitments and contingencies

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2015 and December 31, 2014 or royalties on future sales of specified products.

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

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s wholly-owned subsidiary bluebird bio France – SARL participates in the French Crédit d’Impôt Recherche (“CIR”) program, which allows companies to monetize up to 30% of eligible research expenses. The Company received aggregate reimbursement of €1.1 million related to years 2011 through 2013. The Company has applied for €0.7 million related to 2014, which is classified as current assets within the condensed consolidated balance sheets, and the Company has not yet applied for €0.1 million related to the three months ended March 31, 2015, which is classified as non-current assets within the condensed consolidated balance sheets as of March 31, 2015.  The years 2011 through 2015 are open and subject to examination.

On June 30, 2014, the Company acquired Pregenen. The Company may be required to make up to an additional $135.0 million in future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. In accordance with accounting for business combinations guidance, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain preclinical, clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. See Note 4, “Fair value measurements,” for additional information.

6. Significant agreements

Celgene Corporation

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

During each of the three months ended March 31, 2015 and 2014 the Company recognized $6.3 million of revenue associated with its collaboration with Celgene related to the recognition of discovery, research and development services. As of March 31, 2015 and December 31, 2014, there was $24.3 million and $30.7 million of deferred revenue related to the Company’s collaboration with Celgene, which is classified as current or non-current in the condensed consolidated balance sheets based on the contractual term of the arrangement.

For additional discussion on significant agreements, please refer to Note 11, "Significant agreements," in the 2014 Annual Report on Form 10-K.

7. Stock-based compensation and warrants

In January 2015, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 1.3 million shares as a result of the automatic increase provision of the 2013 Plan. As of March 31, 2015, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 1.0 million.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock-based compensation expense

Stock-based compensation expense by award type was as follows (in thousands):

	Three months ended March 31,
	2015	2014
Stock options	$4,755	$2,477
Restricted stock awards	—	16
Restricted stock units	617	—
Employee stock purchase plan	60	—
	$5,432	$2,493

As of March 31, 2015, there was $78.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options and restricted stock units that is expected to be recognized over a weighted-average period of 2.9 years.

On January 29, 2015, the Company entered into a Transitional Services and Separation Agreement with its Chief Scientific Officer, ending his employment with the Company effective July 6, 2015. Subsequent to this separation date, he will serve as a member of the Company’s Scientific Advisory Board. Under the terms of the agreement, outstanding options held by the Chief Scientific Officer were modified. The incremental value of the modification was estimated to be $3.0 million using a Black-Scholes option valuation model, which will be recognized within research and development expense on a straight-line basis through the date of separation. As a result of the modification, $1.0 million was recognized during the three months ended March 31, 2015.

Restricted stock units

The following table summarizes the restricted stock unit activity under the Company’s equity award plans (share values in thousands):

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2014	179	$30.47
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested balance at March 31, 2015	179	$30.47

Stock options

The following table summarizes the stock option activity under the Company’s equity award plans (share values in thousands):

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2014	3,652	$12.30
Granted	776	$96.74
Exercised	(347)	$7.07
Canceled or forfeited	(7)	$25.16
Outstanding at March 31, 2015	4,074	$28.80
Exercisable at March 31, 2015	1,297	$6.91
Vested and expected to vest at March 31, 2015	3,997	$29.12

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Options exercisable for approximately 0.3 million shares of common stock were exercised during the three months ended March 31, 2015, resulting in total proceeds to the Company of $2.4 million. In accordance with the stock option plans, the shares were issued from a pool of shares reserved for issuance under the stock option plans described above.

Employee stock purchase plan

The Company’s 2013 Employee Stock Purchase Plan (“2013 ESPP”) authorizes the initial issuance of up to a total of 238,000 shares of the Company’s common stock to participating employees. The first offering period under the 2013 ESPP closed on January 31, 2015, resulting in the purchase of 6,780 common shares.

Warrants

As of March 31, 2015 and December 31, 2014, the Company had 0.2 million warrants outstanding to purchase common stock. During the three months ended March 31, 2015, there were no warrants exercised and no cancellations or expirations.

8. Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company has allocated its valuation allowance in accordance with the provisions of ASC 740, Income Taxes, which resulted in a current deferred tax asset of $1.9 million and a non-current deferred tax liability of $1.9 million as of March 31, 2015.

9. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three months ended March 31,
	2015	2014
Warrants	177	338
Outstanding stock options	4,074	4,323
Unvested restricted stock	—	48
Restricted stock units	179	—
ESPP shares	1	—
Acquisition holdback	94	—
	4,525	4,709

10. Subsequent events

On April 1, 2015, the Company amended an existing license agreement with Institut Pasteur, which resulted in a payment of €3.0 million that was paid during the second quarter of 2015.

On April 6, 2015, the Company amended and restated an existing patent sublicense agreement, which resulted in a license fee payment of $5.4 million that was paid during the second quarter of 2015.

On April 10, 2015, the Company modified the vesting conditions of a stock option award held by a non-employee founder, which resulted in $6.7 million of share-based compensation expense that was recognized to research and development expense during the second quarter of 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 25, 2015.

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

We are conducting a Phase II/III clinical study, called the Starbeam Study, of our most advanced product candidate, Lenti-D, to evaluate its safety and efficacy in subjects with childhood cerebral adrenoleukodystrophy, or CCALD, a rare, hereditary neurological disorder affecting young boys that is often fatal. In October 2013, we announced that the first subject had been treated in this study and in May 2015 we announced the achievement of enrollment of 18 subjects in this study. We are also conducting an observational study of subjects with CCALD treated by allogeneic hematopoietic stem-cell transplant referred to as the ALD-103 study.

We are conducting two Phase I/II clinical studies of our next most advanced product candidate, LentiGlobin, to evaluate its safety and efficacy in subjects with ß-thalassemia major, a hereditary blood disorder that often leads to severe anemia and shortened lifespans. In December 2013, we announced that the first subject with ß-thalassemia major had been treated in our European study of LentiGlobin, called the HGB-205 study, which also permits the enrollment of subjects with severe sickle cell disease, or SCD. In October 2014 we announced that the first subject with severe SCD had been treated in the European HGB-205 study. In March 2014, we announced that the first subject with ß-thalassemia major had been treated in our other study of LentiGlobin being conducted in the United States, Australia and Thailand, called the Northstar Study. We presented results from the HGB-205 study at the European Hematology Association Congress in June 2014 and presented results from both the Northstar Study and HGB-205 study at the American Society of Hematology Annual Meeting in December 2014. We recently amended the protocol for the Northstar study to expand enrollment to include up to three adolescent patients.

We have initiated a Phase I clinical study in the United States, called the HGB-206 Study, to evaluate the safety and efficacy of LentiGlobin in subjects with severe SCD.

In March 2013, we entered into a global strategic collaboration with Celgene Corporation, or Celgene, to discover, develop and commercialize chimeric antigen receptor-modified T cells, or CAR T cells, as potentially disease-altering therapies in oncology. This collaboration has an initial term of three years, and Celgene has made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. During the three months ended March 31, 2015 and 2014, we recognized $6.3 million of revenue associated with our collaboration with Celgene related to the research and development services performed. As of March 31, 2015, we have classified $24.3 million of deferred revenue related to our collaboration with Celgene in the accompanying balance sheets based on the contractual term of the arrangement. We expect the first product candidate from this collaboration to enter clinical trials in early 2016.

In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing and cell signaling technology. The agreement provides for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $7.0 million as of March 31, 2015.

As of March 31, 2015, we had cash, cash equivalents and marketable securities of approximately $469.3 million. We expect our cash, cash equivalents and marketable securities to fund operations through 2017.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $24.8 million for the three months ended March 31, 2015 and our accumulated deficit was $172.2 million as of March 31, 2015. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•	conduct clinical studies for our Lenti-D and LentiGlobin product candidates;
•	increase research and development-related activities for the discovery and development of oncology product candidates in connection with our strategic collaboration with Celgene;
•	continue our research and development efforts;
•	manufacture clinical study materials and develop large-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates; and
•	add personnel to support our product development and commercialization efforts.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have no commercial-scale manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities; and we do not yet have a sales organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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

We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our Lenti-D and LentiGlobin product candidates, conduct research and development activities under our strategic collaboration with Celgene and continue the research and development of product candidates using the acquired Pregenen gene editing technology platform. Our research and development activities include the following:

•

We are conducting a Phase II/III clinical study to examine the safety and efficacy of our Lenti-D product candidate in the treatment of CCALD. In October 2013, we announced that the first subject had been treated in this study and in May 2015 we announced the achievement of enrollment of 18 subjects in this study.

•

We are conducting a Phase I/II clinical study in the United States, Australia and Thailand to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with ß-thalassemia major. In March 2014, we announced that the first subject had been treated in this study. We recently amended the protocol for this study to expand enrollment to include up to three adolescent patients.

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

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials. We allocate salary and benefit costs directly related to specific programs. We do not allocate personnel-related discretionary bonus or stock-based compensation costs, costs associated with our general discovery platform improvements, depreciation or other indirect costs that are deployed across multiple projects under development and, as such, the costs are separately classified as personnel and other expenses in the table below:

	Three months ended March 31,
	2015	2014
	(in thousands)
Lenti-D	$4,453	$2,810
LentiGlobin	7,090	3,865
Pre-clinical programs	2,650	1,097
Total direct research and development expense	14,193	7,772
Employee- and contractor-related expenses	2,468	937
Stock-based compensation expense	3,234	1,063
Platform-related expenses	2,177	266
Facility expenses	1,502	1,055
Other expenses	145	370
Unallocated personnel and other expenses	9,526	3,691
Total research and development expense	$23,719	$11,463

As further discussed under the “Contractual Obligations and Commitments” section of our “Results of Operations,” we made upfront license fee payments of €3.0 million and $5.4 million during April 2015, which we expect to expense as incurred to research and development expense.   In addition, during April 2015, we modified the vesting conditions of a stock option award held by a non-employee founder, which resulted in $6.7 million of share-based compensation expense that we expect to expense to research and development expense during the second quarter of 2015. As a result of this non-recurring charge and upfront license fee payments, we expect research and development expense for the second quarter of 2015 to be higher when compared to research and development expense in the comparative periods of the first quarter of 2015 or the second quarter of 2014. We also expect research and development expenses in 2015 to be higher than comparative periods as we advance further in our clinical studies and continue to build manufacturing capabilities.

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

Other income, net

Other income, net consists primarily of interest income earned on investments, foreign currency gain or loss and tax incentives from the Massachusetts Life Sciences Center.

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, stock-based compensation, and contingent consideration. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2015, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 25, 2015.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014	Change
	(in thousands)
Revenue:
Collaboration revenue	$6,344	$6,250	$94
Research and license fees	—	85	(85)
Total revenue	6,344	6,335	9
Operating expenses:
Research and development	23,719	11,463	12,256
General and administrative	7,336	5,540	1,796
Change in fair value of contingent consideration	215	—	215
Total operating expenses	31,270	17,003	14,267
Loss from operations	(24,926)	(10,668)	14,258
Other income, net	139	59	(80)
Net loss	$(24,787)	$(10,609)	$14,178

Research and development expenses. Research and development expenses were $23.7 million for the three months ended March 31, 2015, compared to $11.5 million for the three months ended March 31, 2014. The increase of $12.2 million was primarily attributable to $4.6 million of increased employee compensation and benefit expense, of which $2.2 million was share-based compensation expense, $2.5 million of increased clinical trial related costs and $2.4 million of increased manufacturing related costs necessary to support the advancement of our clinical and pre-clinical programs.

General and administrative expenses. General and administrative expenses were $7.3 million for the three months ended March 31, 2015, compared to $5.5 million for the three months ended March 31, 2014. The increase of $1.8 million was primarily attributable to $1.5 million of increased employee and contractor related costs to support our overall growth, of which $0.7 million was share-based compensation expense, and $0.2 million of increased professional services costs.

Liquidity and Capital Resources

As of March 31, 2015, we had cash, cash equivalents and marketable securities of approximately $469.3 million. We expect cash, cash equivalents and marketable securities to fund operations through 2017. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2015, our funds are held in U.S. government agency securities, federally insured certificates of deposit and money market mutual funds invested in U.S. Treasuries or U.S. government agency securities.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of March 31, 2015 we had an accumulated deficit of $172.2 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

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

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	Three months ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,159)	$(11,934)
Investing activities	(192,976)	(2,517)
Financing activities	2,464	671
Net decrease in cash and cash equivalents	$(214,671)	$(13,780)

Cash Flows from Operating Activities. The $12.2 million increase in cash used in operating activities for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily due to the increase in net loss during this period which was primarily attributable to increased spending on our clinical and pre-clinical stage programs.  Net loss was $24.8 million for the three months ended March 31, 2015 compared to $10.6 million for the three months ended March 31, 2014, an increase of $14.2 million.

Cash Flows from Investing Activities. The net cash used in investing activities was $193.0 million for the three months ended March 31, 2015 and was primarily due to our purchase of $223.0 million of marketable securities partially offset by proceeds by maturities of marketable securities of $31.2 million.

Cash Flows from Financing Activities: The net cash provided by financing activities was $2.5 million for the three months ended March 31, 2015 and was primarily due to proceeds received from stock option exercises.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 25, 2015, except as noted below:

•	On April 1, 2015, we amended an existing license agreement with Institut Pasteur, which resulted in a payment of €3.0 million that was paid during the second quarter of 2015.
•

On April 6, 2015, we amended and restated an existing patent sublicense agreement, which resulted in a license fee payment of $5.4 million that was paid during the second quarter of 2015. As a result of this amendment, aggregate payments of $1.3 million that were previously included in our contractual obligations and commitments table in our Annual Report on Form 10-K filed with the SEC on February 25, 2015 are no longer due.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of March 31, 2015 and December 31, 2014, we had cash, cash equivalents and marketable securities of $469.3 million and $492.0 million, respectively, primarily invested in U.S. Government agency securities, certificates of deposit and money market mutual funds invested in U.S. Treasuries or U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2015, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $3.3 million.

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

As of March 31, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2015, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the Securities and Exchange Commission, or the SEC, on February 25, 2015.

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

In particular, each of the conditions for which we plan to evaluate our current product candidates are rare genetic disorders with limited patient pools from which to draw for clinical studies. It has been estimated that about 1.5% (80 to 90 million people) of the global population are carriers of ß-thalassemia, with about 60,000 symptomatic individuals born annually, the great majority in the developing world. According to Thalassemia International Federation, about 288,000 patients with ß-thalassemia major are alive and registered as receiving regular treatment around the world, of which we estimate that about 10,000-15,000 live in the United States and Europe. The global incidence of SCD is estimated to be 250,000-300,000 births annually with a global prevalence estimated to be about 20-25 million. The worldwide incidence rate for adrenoleukodystrophy, or ALD, the superset of CCALD, is approximately one in 20,000 newborn males. CCALD accounts for about 30-40% of patients diagnosed with ALD. Further, because newborn screening for CCALD is not widely adopted, and it can be difficult to diagnose CCALD in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our study. The eligibility criteria of our clinical studies will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. Finally, our treatment process requires that the procurement of autologous cells from subjects be conducted where the cells can be shipped to a transduction facility within the required timelines, as the hematopoietic stem cells, or HSCs, have limited viability following harvest.

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

These well-publicized adverse events led to the development of new viral vectors, such as lentiviral vectors, with improved safety profiles and also the requirement of enhanced safety monitoring in gene therapy clinical trials, including periodic analyses of the therapy’s genetic insertion sites. In published studies, lentiviral vectors have demonstrated an improved safety profile over gamma-retroviral vectors, with no disclosed events of gene therapy-related adverse events, which we believe is due to a number of factors including the tendency of these vectors to integrate within genes rather than in areas that control gene expression, as well as their lack of strong viral enhancers. However, it should be noted that in our Phase I/II study (the LG001 Study) of autologous HSCs transduced ex vivo using an earlier generation of our LentiGlobin vector, called HPV569, we initially observed in one subject that a disproportionate number of the cells expressing our functional gene had the same insertion site. Tests showed that this partial clonal dominance contained an insertion of the functional gene in the HMGA2 gene that persisted for a period of two to three years. Although there was some initial concern that the observed clonal dominance might represent a pre-leukemic event, there have been no adverse clinical consequences of this event, or any signs of cancer, in over seven years since the observation was made. The presence of the HMGA2 clone has steadily declined in this subject over time to the point that it is no longer the most common clone observed in this subject.

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

Risks related to our financial condition and capital requirements

* We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $48.7 million and $25.3 million for the years ended December 31, 2014 and 2013, respectively. As of March 31, 2015, we had an accumulated deficit of $172.2 million.

We have devoted most of our financial resources to research and development, including our clinical and preclinical development activities. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations or additional grants. We have not completed pivotal clinical studies for any product candidate and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets.

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

As of March 31, 2015, our cash, cash equivalents and marketable securities were $469.3 million. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations through 2017. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

No manufacturer currently has the experience or ability to produce our vectors and product candidates at commercial levels. We are currently developing a commercial-scale manufacturing process for LentiGlobin and Lenti-D, which we are beginning to transfer to one or more contract manufacturers. We may run into technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. Although we have been able to produce our Lenti-D vector at commercial scale, we have not completed the characterization and validation activities necessary for commercial and regulatory approvals. If our manufacturing partners do not obtain such regulatory approvals, our commercialization efforts will be harmed.

Additionally, since the HSCs have a limited window of stability following procurement from the subject, we must set up transduction facilities in the regions where we wish to commercialize our product. Currently, we rely on third-party contract manufacturers in the United States and Europe to produce our product candidates for our clinical studies. Since a portion of our target patient populations will be outside the United States and Europe, we will need to set up additional transduction facilities that can replicate our transduction process. Establishment of such facilities may be financially impractical or impeded by technical, quality, or regulatory issues related to these new sites and we may also run into technical or scientific issues related to transfer of our transduction process or other developmental issues that we may be unable to resolve in a timely manner or with available funds.

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

bluebird bio, Inc.

Date: May 6, 2015	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: May 6, 2015	By:	/s/ James M. DeTore
James M. DeTore Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Form of Common Stock Warrant	S-1/A	333-188605	4.2	May 14, 2013

4.3	Form of Series A-1 Preferred Stock Warrant	S-1/A	333-188605	4.3	May 14, 2013

4.4	Form of Series B Preferred Stock Warrant	S-1/A	333-188605	4.4	May 14, 2013

4.5	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1/A	333-188605	4.5	May 14, 2013

4.6	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.1	May 14, 2013

10.2	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.2	May 14, 2013

10.3	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1/A	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1/A	333-188605	10.6	May 14, 2013

10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1/A	333-188605	10.7	May 14, 2013

10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1/A	333-188605	10.8	May 14, 2013

10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	—	—	—	Filed herewith

10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1/A	333-188605	10.9	May 14, 2013

10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-188605	10.10	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1/A	333-188605	10.11	May 14, 2013

10.14	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.15	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.16	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.17	Transitional Services and Separation Agreement by and between the Registrant and Mitch Finer	—	—	—	Filed herewith

10.18	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.19	Employment Agreement , dated February 3, 2014, by and between the Registrant and James DeTore	8-K	001-35966	10.1	November 10, 2014

10.20	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.19	May 13, 2014

10.21	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.20	May 13, 2014

10.22	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.23	Executive Cash Incentive Bonus Plan	S-1/A	333-188605	10.18	May 14, 2013

10.24	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.25	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

10.26	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	10-Q	011-35966	10.24	August 12, 2014

21.1	Subsidiaries of the Registrant	10-Q	011-35966	21.1	August 12, 2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.	—	—	—	Filed herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.