Form 10-Q
period 2015-06-30
bluebird bio, Inc.
filed 2015-08-07
CIK 1293971

fDe

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, there were 36,263,621 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

Form 10-Q

For the three and six months ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par value amounts)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$593,299	$347,845
Marketable securities	217,208	125,710
Deferred tax assets	399	1,913
Prepaid expenses and other current assets	4,546	4,521
Total current assets	815,452	479,989
Marketable securities	125,938	18,448
Property and equipment, net	16,803	15,740
Intangible assets, net	26,337	28,219
Goodwill	13,128	13,128
Restricted cash and other non-current assets	1,511	1,215
Total assets	$999,169	$556,739
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,339	$2,954
Accrued expenses and other current liabilities	20,024	14,649
Deferred revenue, current portion	5,670	25,375
Total current liabilities	28,033	42,978
Deferred rent, net of current portion	8,223	8,674
Deferred revenue, net of current portion	38,724	5,302
Contingent consideration, net of current portion	4,590	6,321
Deferred tax liabilities	399	1,913
Other non-current liabilities	234	294
Total liabilities	80,203	65,482
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 35,958 and 32,340 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	360	323
Additional paid-in capital	1,142,625	638,389
Accumulated other comprehensive loss	(53)	(71)
Accumulated deficit	(223,966)	(147,384)
Total stockholders' equity	918,966	491,257
Total liabilities and stockholders' equity	$999,169	$556,739

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenue:
Collaboration revenue	$4,940	$6,250	$11,284	$12,500
Research and license fees	—	85	—	170
Total revenue	4,940	6,335	11,284	12,670
Operating expenses:
Research and development	44,266	13,931	67,985	25,394
General and administrative	10,724	5,738	18,060	11,277
Change in fair value of contingent consideration	1,973	—	2,188	—
Total operating expenses	56,963	19,669	88,233	36,671
Loss from operations	(52,023)	(13,334)	(76,949)	(24,001)
Other income, net	228	11	367	69
Loss before income taxes	(51,795)	(13,323)	(76,582)	(23,932)
Benefit from income taxes	—	11,797	—	11,797
Net loss	$(51,795)	$(1,526)	$(76,582)	$(12,135)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax	70	—	18	—
Comprehensive loss	$(51,725)	$(1,526)	$(76,564)	$(12,135)
Net loss per share - basic and diluted:	$(1.57)	$(0.06)	$(2.34)	$(0.50)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	32,955	24,474	32,757	24,312

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2015	2014
Operating activities
Net loss	$(76,582)	$(12,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash benefit on release of tax valuation allowance	—	(11,797)
Depreciation and amortization	3,509	1,017
Stock-based compensation expense	21,482	4,843
Change in fair value of contingent consideration	2,188	—
Other non-cash items	269	168
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,059)	854
Accounts payable	(418)	(2,702)
Accrued expenses and other liabilities	1,098	7,674
Deferred revenue	13,716	(12,670)
Deferred rent	(480)	1,490
Net cash used in operating activities	(36,277)	(23,258)
Investing activities
Restricted cash	359	—
Purchase of property and equipment	(2,568)	(4,534)
Acquisition of business, net of cash acquired	—	(4,673)
Purchases of marketable securities	(261,440)	—
Proceeds from maturities of marketable securities	62,680	—
Net cash used in investing activities	(200,969)	(9,207)
Financing activities
Proceeds from public offering of common stock, net of issuance costs	477,179	—
Proceeds from issuance of common stock	5,521	1,896
Net cash provided by financing activities	482,700	1,896
Increase (decrease) in cash and cash equivalents	245,454	(30,569)
Cash and cash equivalents at beginning of period	347,845	206,279
Cash and cash equivalents at end of period	$593,299	$175,710
Non-cash investing and financing activities:
Assets acquired in acquisition	$—	$43,759
Liabilities assumed in acquisition	$—	$12,768
Equity issued in acquisition	$—	$19,348
Purchases of property and equipment included in accounts payable and accrued expenses	$524	$344
Offering expenses included in accounts payable and accrued expenses	$115	$45
Stock option exercise proceeds receivable	$181	$75

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

In June 2015, the Company sold 2,941,176 shares of common stock through an underwritten public offering at a price of $170.00 per share. The aggregate net proceeds received by the Company from the offering were $477.2 million, net of underwriting discounts and commissions and estimated offering expenses payable by the Company of approximately $22.8 million.

2. Summary of significant accounting policies and basis of presentation

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2015 and 2014.

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

Summary of accounting policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2014, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2015.

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

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

3. Marketable securities

The following table summarizes the available-for-sale securities held at June 30, 2015 and December 31, 2014 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2015
U.S. government agency securities	$329,359	$29	$(89)	$329,299
Certificates of deposit	13,840	8	(1)	13,847
Total	$343,199	$37	$(90)	$343,146
December 31, 2014
U.S. government agency securities	$131,589	$6	$(59)	$131,536
Certificates of deposit	12,640	—	(18)	12,622
Total	$144,229	$6	$(77)	$144,158

No available-for-sale securities held as of June 30, 2015 or December 31, 2014 had remaining maturities greater than two years.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2015
Assets:
Cash and cash equivalents	$593,299	$593,299	$—	$—
Marketable securities:
U.S. government agency securities	329,299	—	329,299	—
Certificates of deposit	13,847	—	13,847	—
Total assets	$936,445	$593,299	$343,146	$—
Liabilities:
Contingent consideration	$7,984	$—	$—	$7,984
Total liabilities	$7,984	$—	$—	$7,984
December 31, 2014
Assets:
Cash and cash equivalents	$347,845	$347,845	$—	$—
Marketable securities:
U.S. government agency securities	131,536	—	131,536	—
Certificates of deposit	12,622	—	12,622	—
Total assets	$492,003	$347,845	$144,158	$—
Liabilities:
Contingent consideration	$6,796	$—	$—	$6,796
Total liabilities	$6,796	$—	$—	$6,796

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of June 30, 2015 and December 31, 2014, cash and cash equivalents comprise funds in cash and money market accounts.

Marketable securities

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2015 and December 31, 2014, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the six months ended June 30, 2015, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same period.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2015 and December 31, 2014 was $181.3 million and $134.4 million, respectively. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of June 30, 2015 and December 31, 2014.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of preclinical, clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2016 to 2026 and discount rates ranging from 10.5% to 14.7%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations, which include Level 3 inputs (in thousands):

Six Months Ended
June 30, 2015
Beginning balance	$6,796
Additions	—
Changes in fair value	2,188
Reclassification to accrued expenses	(1,000)
Payments	—
Ending balance	$7,984

As of June 30, 2015, $3.4 million of the fair value of the Company’s total contingent consideration obligations was reflected as a component of accrued expenses and other current liabilities within the condensed consolidated balance sheets, with the remaining balance of $4.5 million reflected as a non-current liability. During the second quarter of 2015, a $1.0 million milestone under the Stock Purchase Agreement was achieved and was recorded in accrued expenses and other current liabilities as of June 30, 2015. $1.0 million was paid to the former equityholders of Pregenen during the third quarter of 2015.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Employee compensation	$3,937	$4,943
Accrued good and services	10,303	7,358
Accrued professional fees	1,090	428
Deferred rent, current portion	885	914
Contingent consideration, current portion	3,394	475
Other	415	531
Total accrued expenses and other current liabilities	$20,024	$14,649

The change in fair value of contingent consideration was primarily related to an increase in the probability of successful achievement of milestones expected to be achieved within the next twelve months.

6. Commitments and contingencies

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2015 and December 31, 2014 or royalties on future sales of specified products.

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

The Company’s wholly-owned subsidiary bluebird bio France – SARL participates in the French Crédit d’Impôt Recherche (“CIR”) program, which allows companies to monetize up to 30% of eligible research expenses. The Company received aggregate reimbursement of €1.1 million related to years 2011 through 2013. The Company applied for €0.7 million related to 2014, which was classified in current assets within the condensed consolidated balance sheets as of June 30, 2015 and was received during the third quarter of 2015. The Company has not yet applied for €0.3 million related to the six months ended June 30, 2015, which is classified as non-current assets within the condensed consolidated balance sheets as of June 30, 2015.  The years 2011 through 2015 are open and subject to examination.

On June 30, 2014, the Company acquired Pregenen. During the second quarter of 2015, a $1.0 million milestone under the Stock Purchase Agreement was achieved, which resulted in a $1.0 million payment to the former equityholders of Pregenen during the third quarter of 2015. The Company may be required to make up to an additional $134.0 million in future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $14.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. In accordance with accounting for business combinations guidance, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain preclinical, clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. See Note 4, “Fair value measurements,” for additional information.

On June 29, 2015, the Company entered into a lease agreement for additional office space located at 215 First Street, Cambridge, Massachusetts.  Under the terms of the lease, the Company leased approximately 15,120 square feet starting on July 13, 2015 for $483,840 per year in base rent, which is subject to a 3% annual increase plus certain operating expenses and taxes. The lease will continue until the end of the sixtieth full calendar month following the date the landlord delivers the premises to the Company.  Under bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

the terms of the lease, the Company will also lease an additional 8,075 square feet of office space in the same premises starting on January 1, 2016 for an additional $258,400 per year in base rent, which is subject to a 3% annual increase plus certain operating expenses and taxes.

7. Significant agreements

Celgene Corporation

Original Collaboration Agreement

On March 19, 2013, the Company entered into a Master Collaboration Agreement (the “Collaboration Agreement”) with Celgene Corporation (“Celgene”) to discover, develop and commercialize potentially disease-altering gene therapies in oncology. The collaboration is focused on applying gene therapy technology to genetically modify a patient’s own T cells, known as chimeric antigen receptor, or CAR T cells, to target and destroy cancer cells. Additionally, on March 19, 2013, the Company entered into a Platform Technology Sublicense Agreement (the “Sublicense Agreement”) with Celgene pursuant to which the Company obtained a sublicense to certain intellectual property from Celgene, originating under Celgene’s license from Baylor College of Medicine, for use in the collaboration.

Under the terms of the Collaboration Agreement, the Company received a $75.0 million up-front, non-refundable cash payment. The Company is responsible for conducting discovery, research and development activities through completion of Phase I clinical studies, if any, during the initial term of the agreement, or three years. The collaboration is governed by a joint steering committee (“JSC”) formed by an equal number of representatives from the Company and Celgene. The JSC, among other activities, review the collaboration program, review and evaluate product candidates and approve regulatory plans. In addition to the JSC, the Collaboration Agreement provides that the Company and Celgene each appoint representatives to a patent committee, which is responsible for managing the intellectual property developed and used during the collaboration.

Summary of the Amended Collaboration Agreement

On June 3, 2015, the Company and Celgene amended and restated the Collaboration Agreement (the “Amended Collaboration Agreement”).  Under the Amended Collaboration Agreement, the parties will now focus the collaboration exclusively on anti- B-cell maturation antigen (“BCMA”) product candidates for an additional three-year term. In connection with the Amended Collaboration Agreement, the Company received an upfront, one-time, non-refundable, non-creditable payment of $25.0 million to fund research and development under the collaboration. The collaboration will continue to be governed by the JSC.

Under the terms of the Amended Collaboration Agreement, for up to two product candidates selected for development under the collaboration, the Company is responsible for conducting and funding all research and development activities performed up through completion of the initial Phase I clinical study, if any, of such product candidate.

On a product candidate-by-product candidate basis, up through a specified period following enrollment of the first patient in an initial Phase I clinical study for such product candidate (the “Option Period”), the Company has granted Celgene an option to obtain an exclusive worldwide license to develop and commercialize such product candidate pursuant to a written agreement, the form of which the Company has already agreed upon, provided that, if Celgene does not exercise its option with respect to the first product candidate under the Amended Collaboration Agreement prior to the expiration of the applicable Option Period then it will not be permitted to exercise its option with respect to any future product candidates under the Amended Collaboration Agreement.  In the event that Celgene exercises its option with respect to any product candidate, the Company may elect to co-develop and co-promote the product candidate in the United States, provided that, if the Company does not exercise its option co-develop and co-promote the first product candidate in-licensed by Celgene under the Amended Collaboration Agreement, then the Company will not be permitted to exercise its option to co-develop and co-promote any future product candidates under the Amended Collaboration Agreement.

If Celgene elects to exercise its option to exclusively in-license a product candidate, it must pay the Company an option fee in the amount of $10.0 million for the first product candidate and $15.0 million for any additional product candidates, plus an additional fee in the amount of $10.0 million in the event the Company does not exercise its option to co-develop and co-promote that product candidate in the United States. In addition to the applicable option fee, for each product candidate that is in-licensed by Celgene, and for which the Company does not exercise its option to co-develop and co-promote in the United States, the Company will be eligible to receive up to $10.0 million in clinical milestone payments, up to $117.0 million in regulatory milestone payments and up to $78.0 million in commercial milestone payments. The Company will also be eligible to receive a percentage of net sales as a royalty in a bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

range from the mid-single digits to low-teens. The royalties payable to the Company are subject to certain reductions, including for any royalty payments required to be made by Celgene to acquire patent rights, with an aggregate minimum floor.  Celgene will assume certain development obligations and must report on its progress in achieving these milestones on a quarterly basis.

If the Company elects to co-develop and co-promote a product candidate licensed by Celgene, then the Company and Celgene would share equally in all costs incurred relating to the development, commercialization and manufacturing of the product candidate within the United States and share equally in the profits generated by such product candidate in the United States. Additionally, if the Company elects to co-develop and co-promote a product candidate, then the milestones and royalties would decrease compared to those described above. Under this scenario, the Company would receive, per product, up to $10.0 million in clinical milestone payments and, outside of the United States, up to $54.0 million in regulatory milestone payments and up to $36.0 million in commercial milestone payments. In addition, to the extent any of the product candidates licensed by Celgene and co-developed and co-promoted by the Company are commercialized, the Company would be entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales from sales generated outside of the United States. The royalties payable to the Company are subject to certain reductions, including for any royalty payments required to be made by Celgene to acquire patent rights, with an aggregate minimum floor. The co-development and co-promotion agreement would be governed by a joint governance committee, or JGC, formed by representatives from the Company and Celgene. The JGC will, among other activities, supervise the overall performance of the development and commercialization of elected product candidates and licensed products for United States administration.

Celgene is solely responsible for the manufacture and supply of drug product for any optioned product candidate.  Under the Amended Collaboration Agreement, subject to customary “back-up” supply rights granted to Celgene, the Company has the sole right to manufacture or have manufactured supplies of vectors and associated payloads manufactured for incorporation into the optioned product candidate.  Celgene would reimburse the Company for its costs to manufacture and supply such vectors and associated payloads, plus a mid-single digit mark-up.

If Celgene does not exercise its option with respect to any product candidate prior to expiration of the applicable option period, then the Company has the right to develop that product candidate outside the scope of the Amended Collaboration Agreement.

Either party may terminate the Amended Collaboration Agreement upon written notice to the other party in the event of the other party’s uncured material breach. Celgene may terminate the Amended Collaboration Agreement for any reason upon prior written notice to the Company. If the agreement is terminated, rights to product candidates in development at the time of such termination will be allocated to the parties through a mechanism included in the agreement. In addition, if Celgene terminates the agreement for the Company’s breach, any then-existing co-development and co-promotion agreement will be automatically terminated and replaced with a license agreement for such product candidate and any amounts payable by Celgene under any then-existing product license agreements will be reduced.

Under the Amended Collaboration Agreement, the so-called “call option” under the prior collaboration agreement, pursuant to which Celgene had the option to terminate the collaboration agreement and obtain fully paid-up licenses to product candidates in the event of a change of control transaction involving the Company, has been eliminated.

Under the Sublicense Agreement, the Company will continue to have access to certain intellectual property rights in-licensed to Celgene pursuant to its collaboration agreement with the Baylor College of Medicine, which was first established in connection with the initiation of the original Collaboration Agreement between the Company and Celgene.

Accounting Analysis

The Company’s Amended Collaboration Agreement with Celgene contains the following deliverables: (i) research and development services, (ii) participation on the JSC, (iii) participation on the patent committee, (iv) a license to the first product candidate, (v) manufacture of vectors and associated payload for incorporation into the first optioned product candidate under the license, and (vi) participation on the JGC under the co-development and co-promotion agreement for the first optioned product candidate under the license.

The license to the first product candidate is considered a deliverable at the inception of the arrangement and therefore the associated option fee is included in allocable arrangement consideration. The Company believes there is minimal risk with regard to whether Celgene will exercise the option based on the successful completion of preclinical activities and proximity of enrollment of bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

the first patient in an initial Phase I clinical study for this product candidate. Further, Celgene loses the right to option any other product candidates if it does not agree to license the first product candidate. The Company has determined that the obligation within the license to manufacture or have manufactured supplies of vectors and associated payloads for incorporation into the first optioned product candidate is a deliverable, consistent with the option to license the first product candidate.

However, the Company has determined that the options to license any additional product candidates are substantive options and therefore are not considered deliverables at execution of the Amended Collaboration Agreement. Celgene is not contractually obligated to exercise the options. Additionally, as a result of the uncertain outcome of the discovery, research and development activities, the Company is at risk with regard to whether Celgene will exercise the options to license additional product candidates. Moreover, the Company has determined that the options are not priced at a significant and incremental discount. Accordingly, the options to other product candidates are not considered deliverables at the inception of the arrangement and the associated option fees are not included in allocable arrangement consideration.

The Company concluded that each of the three delivered elements at the inception of the agreement (research and development services, participation on the JSC and participation on the patent committee) has standalone value from the other undelivered elements. Additionally, the Amended Collaboration Agreement does not include return rights related to the collaboration term. Accordingly, each deliverable qualifies as a separate unit of accounting.

The Company determined that each of the identified deliverables have the same period of performance (the three year term through projected initial Phase I study completion) and have the same pattern of revenue recognition, ratably over the period of performance as there is no other discernible pattern of recognition. The Company identified the allocable arrangement consideration as the $25.0 million up-front research and development funding payment, $10.0 million option fee for the first product candidate, $20.0 million related to remaining deferred revenue from the original Collaboration Agreement, and $54.1 million of contingent revenue related to the estimated amounts that will be received from Celgene for manufacturing services. The $109.0 million total allocable arrangement consideration was allocated based on the relative estimated selling price of the separate units of accounting at the inception of the amended agreement, resulting in $17.3 million allocated to the three delivered elements at the inception of the agreement, which will be recognized over an initial three year term. This initial term will be revisited as the development plan timing changes or other events that impact the period over which the Company’s obligations relate.

The Company evaluated all of the milestones that may be received in connection with Celgene’s option to license a product candidate resulting from the collaboration. In evaluating if a milestone is substantive, the Company assesses whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. All clinical and regulatory milestones that may be received under the option to the license agreement are considered substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. All commercial milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

During each of the six months ended June 30, 2015 and 2014, the Company recognized $11.3 million and $12.5 million, respectively, of revenue associated with its collaboration with Celgene related to the recognition of discovery, research and development services. As of June 30, 2015 and December 31, 2014, there was $44.4 million and $30.7 million, respectively, of total deferred revenue related to the Company’s collaboration with Celgene, which is classified as current or non-current in the condensed consolidated balance sheets, $16.9 million of which will be recognized over three years with the remaining amount deferred until a later date.

8. Stock-based compensation and warrants

In January 2015, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 1.3 million shares as a result of the automatic increase provision of the 2013 Plan. As bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

of June 30, 2015, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 0.9 million.

Stock-based compensation expense

Stock-based compensation expense by award type was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock options	$15,310	$2,335	$20,065	$4,812
Restricted stock awards	—	16	—	31
Restricted stock units	668	—	1,285	—
Employee stock purchase plan	72	—	132	—
	$16,050	$2,351	$21,482	$4,843

As of June 30, 2015, the Company had $80.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options, restricted stock units, and the employee stock purchase plan that is expected to be recognized over a weighted-average period of 2.9 years.

On January 29, 2015, the Company entered into a Transitional Services and Separation Agreement with its Chief Scientific Officer, ending his employment with the Company effective July 6, 2015. Subsequent to this separation date, he is serving as a member of the Company’s Scientific Advisory Board. Under the terms of the agreement, outstanding options held by the Chief Scientific Officer were modified. The incremental value of the modification was estimated to be $3.0 million using a Black-Scholes option valuation model, which is being recognized within research and development expense on a straight-line basis through the date of separation. As a result of the modification, the Company recognized $1.8 million and $2.8 million of stock-based compensation expense during the three and six months ended June 30, 2015, respectively.

On April 10, 2015, the Company modified the vesting conditions of a stock option award held by a non-employee founder, which resulted in $6.7 million of stock-based compensation expense recognized to research and development expense during the second quarter of 2015.

Restricted stock units

The following table summarizes the restricted stock unit activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2014	179	$30.47
Granted	25	$179.30
Vested	—	—
Forfeited	(1)	$30.47
Unvested balance at June 30, 2015	203	$48.77

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock options

The following table summarizes the stock option activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2014	3,652	$12.30
Granted	915	$106.87
Exercised	(671)	$7.97
Canceled or forfeited	(43)	$44.68
Outstanding at June 30, 2015	3,853	$35.15
Exercisable at June 30, 2015	1,325	$7.89
Vested and expected to vest at June 30, 2015	3,776	$35.61

Options exercisable for approximately 0.7 million shares of common stock were exercised during the six months ended June 30, 2015, resulting in total proceeds to the Company of $5.3 million. In accordance with the Company’s stock option plans, the shares were issued from a pool of shares reserved for issuance under the stock option plans.

Employee stock purchase plan

The Company’s 2013 Employee Stock Purchase Plan (“2013 ESPP”) authorizes the initial issuance of up to a total of 238,000 shares of the Company’s common stock to participating employees. The first offering period under the 2013 ESPP closed on January 31, 2015, resulting in the purchase of 6,780 common shares.

Warrants

As of June 30, 2015 and December 31, 2014, the Company had 0.2 million warrants outstanding to purchase common stock. During the six months ended June 30, 2015, there were no warrants exercised and no cancellations or expirations.

9. Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company has allocated its valuation allowance in accordance with the provisions of ASC 740, Income Taxes, which resulted in a current deferred tax asset of $0.4 million and a non-current deferred tax liability of $0.4 million as of June 30, 2015.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three and six months ended June 30,
	2015	2014
Warrants	177	338
Outstanding stock options	3,853	4,112
Unvested restricted stock	—	27
Restricted stock units	203	—
ESPP shares	4	—
Acquisition holdback	94	94
	4,331	4,571

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

Overview

We are a clinical-stage biotechnology company committed to developing potentially transformative gene therapies for severe genetic and rare diseases and in the field of T cell-based immunotherapy.  With our lentiviral-based gene therapy and gene editing capabilities, we have built an integrated product platform with broad potential application in these areas. We believe that gene therapy for severe genetic diseases has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. We and our scientific collaborators have generated what we believe is human proof-of-concept data for our gene therapy platform in three underserved diseases, each of which has been granted orphan drug status by U.S. and European regulatory authorities.

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

We are also conducting two Phase I/II clinical studies in the United States, Australia, and Thailand and in France, called the Northstar (HGB-204) and HGB-205 studies, respectively, of our product candidate, LentiGlobin, to evaluate its safety and efficacy in subjects with beta-thalassemia major and sickle cell disease, or SCD, which are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans. We have initiated a Phase I clinical study in the United States, called the HGB-206 Study, to evaluate the safety and efficacy of LentiGlobin in subjects with severe SCD. In June 2015, we announced that the first patient with severe SCD had been infused in the HGB-206 Study.

We recently announced clinical data from our ongoing clinical studies of LentiGlobin in subjects with beta-thalassemia major and SCD. These data are summarized below.

•

In December 2014, at the annual meeting of the American Society of Hematology (ASH), we announced data from the first eight subjects treated with LentiGlobin in these studies. As of December 2014, in the first four subjects, each of whom had at least three months of follow-up, treatment with LentiGlobin resulted in sufficient hemoglobin production to reduce or eliminate the need for transfusion support among patients with beta-thalassemia major who would otherwise require chronic blood transfusions. These data included the first five subjects treated in the Northstar study and the first three subjects (two with beta-thalassemia major and one with severe SCD) from the HGB-205 study.

•

In June 2015, at the 20th Congress of the European Hematology Association, we announced long-term follow up of two subjects with beta-thalassemia major and early safety and efficacy data in the first subject with severe SCD treated with LentiGlobin in the HGB-205 study. As of May 2015, the two patients with beta-thalassemia major remained transfusion-independent for 16 and 14 months, respectively, and neither experienced a LentiGlobin-related adverse event. As of May 2015, the proportion of anti-sickling hemoglobin being produced by the first-ever subject with severe SCD treated with gene therapy has risen steadily and accounted for 45% of all hemoglobin production at the patient’s six-month visit post-drug product infusion; this is above the 30% threshold expected to potentially achieve a disease-modifying clinical effect. Further, as of May 2015, the patient with severe SCD had been free of transfusions for more than three months without complications or hospitalizations for SCD-related events post-transplant, and has demonstrated improvement in hemolysis markers.

We also plan to initiate two new clinical trials of LentiGlobin, called HGB-207, for adult and adolescent patients with beta-thalassemia major, and HGB-208, for pediatric patients with beta-thalassemia major. Each of these trials, once initiated, are expected to enroll approximately 15 patients to be evaluated for 24 months following treatment, and we expect that the primary endpoint of these trials will be 12 months of transfusion independence following treatment.

In May 2015, we announced that we believe we have reached general agreement with regulatory authorities in Europe and the United States regarding our development plans for LentiGlobin, which could potentially result in accelerated approvals in these jurisdictions. These discussions are summarized below.

•

In Europe, we are participating in the Adaptive Pathways (formerly referred to as Adaptive Licensing) pilot program of the European Medicines Agency, or EMA. Based on our discussions with EMA, we believe it is possible to seek conditional approval of LentiGlobin for the treatment of adults and adolescents with beta-thalassemia major on the basis of the totality of clinical data, in particular reduction in transfusion need, from the ongoing Northstar study and supportive HGB-205 study. We believe that conversion to full approval will be subject to the successful completion of the HGB-207 and HGB-208 clinical trials, and collection of supportive long-term follow-up data and “real-life” post-approval data.

•

In the United States, we believe we have reached general agreement with the U.S. Food and Drug Administration, or FDA, on the major elements of our planned HGB-207 and HGB-208 clinical trials. Based on our discussions with the FDA, we believe that the data from these trials, together with data from our ongoing beta-thalassemia major clinical studies (Northstar and HGB-205), could form the basis for a Biologics License Application, or BLA, submission for LentiGlobin for the treatment of beta-thalassemia major.

In June 2015, the National Institutes of Health (NIH) Recombinant DNA Advisory Committee’s (RAC) recommended that we delay the initiation of the HGB-208 clinical trial for pediatric patients with beta-thalassemia major for an additional one to two years in order to obtain more safety and efficacy data in adults and adolescents to demonstrate a higher benefit with LentiGlobin as compared to alternative treatments. We believe this recommendation has no impact on our planned HGB-207 clinical trial for adult and adolescent patients with beta-thalassemia major. We still expect to initiate the HGB-208 clinical trial for pediatric patients in the United States and Europe after consultation with the appropriate regulatory agencies, institutional review boards and clinical trial sites.

In March 2013, we entered into a global strategic collaboration with Celgene Corporation, or Celgene, to discover, develop and commercialize chimeric antigen receptor-modified T cells, or CAR T cells, as potentially disease-altering therapies in oncology. This collaboration had an initial term of three years, and Celgene made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. In June 2015, we amended and restated the collaboration agreement, or the Amended Collaboration Agreement, to focus exclusively on anti-BCMA product candidates for an additional three-year term.  B-cell maturation antigen, or BCMA, is a cell surface protein that is expressed in normal plasma cells and in most multiple myeloma cells, but is absent from other normal tissues. As consideration for the Amended Collaboration Agreement, we received an upfront, non-refundable cash payment of $25.0 million to fund research and development under the collaboration.  During the three and six months ended June 30, 2015, we recognized $4.9 million and $11.3 million, respectively, of revenue associated with our collaboration with Celgene related to the research and development services performed. As of June 30, 2015, we have classified $44.4 million of deferred revenue related to our collaboration with Celgene in the accompanying balance sheets. We expect the first product candidate from this collaboration, bb2121, to enter clinical trials in early 2016.

In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing and cell signaling technology. The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. During the second quarter of 2015, a $1.0 million milestone was achieved, which resulted in a $1.0 million payment to the former equityholders of Pregenen during the third quarter of 2015. We estimate future contingent cash payments have a fair value of $7.9 million as of June 30, 2015, $3.4 million of which is current.

As of June 30, 2015, we had cash, cash equivalents and marketable securities of approximately $936.4 million. We expect our cash, cash equivalents and marketable securities to fund operations through 2018.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $76.6 million for the six months ended June 30, 2015 and our accumulated deficit was $224.0 million as of June 30, 2015. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•	conduct clinical studies for our Lenti-D and LentiGlobin product candidates;
•	increase research and development-related activities for the discovery and development of oncology product candidates;
•	continue our research and development efforts;
•	manufacture clinical study materials and develop large-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates; and
•	add personnel to support our product development and commercialization efforts.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have no commercial-scale manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities; and we do not yet have a sales and marketing organization. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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

Collaboration revenue is generated exclusively from our collaboration arrangement with Celgene. The terms of this arrangement contain multiple deliverables, which include: (i) research and development services, (ii) participation on the joint steering committee (iii) participation on the patent committee, (iv) a license to the first product candidate, (v) manufacture of vectors and associated payload for incorporation into the first optioned product candidate under the license, and (vi) participation on the joint governance committee under the co-development and co-promotion agreement for the first optioned product candidate under the license. We recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC 605, are satisfied for that particular unit of accounting. $17.3 million of revenue from the Celgene arrangement associated with research and development services, joint steering committee services and patent committee services will be recognized ratably over the associated period of performance, which is initially estimated to be three years.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
•	expenses incurred under agreements with CROs and clinical sites that conduct our clinical studies;
•	costs of acquiring, developing, and manufacturing clinical study materials;
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other supplies;
•	costs associated with our research platform and preclinical activities;
•	costs associated with in-licensing other product candidates or technologies for use in preclinical and clinical activities;
•	costs associated with our regulatory, quality assurance and quality control operations; and
•	amortization of intangible assets.

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

We plan to increase our research and development expenses for the foreseeable future as we continue to advance the clinical development of our Lenti-D and LentiGlobin product candidates, conduct research and development activities in the field of oncology and continue the research and development of product candidates using our gene editing technology platform. Our research and development activities include the following:

•

We are conducting a Phase II/III clinical study to examine the safety and efficacy of our Lenti-D product candidate in the treatment of CCALD. In October 2013, we announced that the first subject had been treated in this study and in May 2015 we announced the achievement of enrollment of 18 subjects in this study. We are also conducting an observational study of subjects with CCALD treated by allogeneic hematopoietic stem-cell transplant.

•

We are conducting a Phase I/II clinical study in the United States, Australia and Thailand to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with beta-thalassemia major. In March 2014, we announced that the first subject had been treated in this study. We recently amended the protocol for this study to expand enrollment to include up to three adolescent patients.

•

We are conducting a Phase I/II clinical study in France to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with beta-thalassemia major and severe SCD. In December 2013, we announced that the first subject beta-thalassemia major had been treated in this study and in October 2014, we announced that the first subject with SCD had been treated in this study.

•

We have initiated a Phase I clinical study in the United States to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with severe SCD. In June 2015, we announced that the first patient with severe SCD had been infused in the HGB-206 Study.

•

We are conducting research and development activities in the field of oncology and expect the first product candidate from our collaboration with Celgene, bb2121 to treat multiple myeloma, to enter clinical trials in early 2016.

•

We are planning to initiate two new clinical trials of LentiGlobin, called HGB-207, for adult and adolescent patients with beta-thalassemia major, and HGB-208, for pediatric patients with beta-thalassemia major.

•	We will continue to manufacture clinical study materials in support of our clinical studies.

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, costs to in-license product candidates and new technologies, and costs related to acquiring and manufacturing clinical study materials. We allocate salary and benefit costs directly related to specific programs. We do not allocate personnel-related discretionary bonus or stock-based compensation costs, costs associated with our general discovery platform improvements, depreciation or other indirect costs that are deployed across multiple projects under development and, as such, the costs are separately classified as personnel and other expenses in the table below:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Lenti-D	$3,440	$2,232	$7,892	$5,042
LentiGlobin	7,042	6,273	14,133	10,138
Pre-clinical programs	5,266	1,160	7,916	2,257
Total direct research and development expense	15,748	9,665	29,941	17,437
Employee- and contractor-related expenses	2,993	1,295	5,461	2,233
Stock-based compensation expense	12,066	1,061	15,300	2,124
Platform-related expenses	11,885	250	14,062	516
Facility expenses	1,483	1,005	2,986	2,060
Other expenses	91	655	235	1,024
Unallocated personnel and other expenses	28,518	4,266	38,044	7,957
Total research and development expense	$44,266	$13,931	$67,985	$25,394

Refer to the “Results of Operations” section below for additional discussion on one-time, non-recurring charges included within unallocated personnel and other expenses.

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

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, revenue, stock-based compensation, income taxes and contingent consideration. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the six months ended June 30, 2015, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 25, 2015.

Results of Operations

Comparison of the three months ended June 30, 2015 and 2014:

	Three months ended June 30,
	2015	2014	Change
	(in thousands)
Revenue:
Collaboration revenue	$4,940	$6,250	$(1,310)
Research and license fees	—	85	(85)
Total revenue	4,940	6,335	(1,395)
Operating expenses:
Research and development	44,266	13,931	30,335
General and administrative	10,724	5,738	4,986
Change in fair value of contingent consideration	1,973	—	1,973
Total operating expenses	56,963	19,669	37,294
Loss from operations	(52,023)	(13,334)	38,689
Other income, net	228	11	(217)
Loss before income taxes	(51,795)	(13,323)	38,472
Benefit from income taxes	—	11,797	11,797
Net loss	$(51,795)	$(1,526)	$50,269

Revenue. Total revenue was $4.9 million for the three months ended June 30, 2015 compared to $6.3 million for the three months ended June 30, 2014. The decrease of $1.4 million was primarily attributable to a reduction in collaboration revenue as a result of the amendment to our collaboration agreement with Celgene executed in the second quarter of 2015.

Research and development expenses. Research and development expenses were $44.3 million for the three months ended June 30, 2015, compared to $13.9 million for the three months ended June 30, 2014. The increase of $30.3 million was primarily attributable to the following:

•

$11.0 million of increased stock-based compensation expense, $6.7 million of which related to the modification of a stock option award held by a non-employee founder and $1.8 million of which related to the modification of a stock option award held by our former Chief Scientific Officer, which are one-time charges.

•

$10.7 million of non-recurring in-license milestones and fees, of which $5.4 million related to an upfront payment for amending and restating an existing patent sublicense agreement; $3.3 million (€3.0 million) related to an upfront payment for amending an existing license agreement with Institut Pasteur; and $1.5 million related to an upfront payment for a new license and collaboration agreement with Five Prime Therapeutics, Inc.

•	$3.0 million of increased other employee compensation and benefit expense and $1.7 million of increased lab expenses necessary to support the advancement of our clinical and pre-clinical programs.
•	$0.9 million of amortization expense related to intangible assets acquired in June 2014.

General and administrative expenses. General and administrative expenses were $10.7 million for the three months ended June 30, 2015, compared to $5.7 million for the three months ended June 30, 2014. The increase of $5.0 million was primarily attributable to $3.5 million of increased employee compensation and benefit expense to support our overall growth, of which $2.7 million was stock-based compensation expense.

Change in fair value of contingent consideration. The change in fair value of contingent consideration of $2.0 million was primarily related to an increase in the probability of successful achievement of milestones expected to be achieved within the next twelve months.

Comparison of the six months ended June 30, 2015 and 2014

	Six months ended June 30,
	2015	2014	Change
	(in thousands)
Revenue:
Collaboration revenue	$11,284	$12,500	$(1,216)
Research and license fees	—	170	(170)
Total revenue	11,284	12,670	(1,386)
Operating expenses:
Research and development	67,985	25,394	42,591
General and administrative	18,060	11,277	6,783
Change in fair value of contingent consideration	2,188	—	2,188
Total operating expenses	88,233	36,671	51,562
Loss from operations	(76,949)	(24,001)	52,948
Other income (expense), net	367	69	(298)
Loss before income taxes	(76,582)	(23,932)	52,650
Benefit from income taxes	—	11,797	11,797
Net loss	$(76,582)	$(12,135)	$64,447

Revenue. Total revenue was $11.3 million for the six months ended June 30, 2015 compared to $12.7 million for the six months ended June 30, 2014. The decrease of $1.4 million was primarily attributable to a reduction in collaboration revenue as a result of the amendment to our collaboration agreement with Celgene executed in the second quarter of 2015. We expect collaboration revenue to be lower in the second half of 2015 as compared to the first half of 2015 as a result of this amendment.

Research and development expenses. Research and development expenses were $68.0 million for the six months ended June 30, 2015 compared to $25.4 million for the six months ended June 30, 2014. The increase of $42.6 million was primarily attributable to the following:

•

$13.2 million of increased stock-based compensation expense, $6.7 million of which related to the modification of a stock option award held by a non-employee founder and $2.8 million of which related to the modification of a stock option award held by our former Chief Scientific Officer, which are one-time charges.

•

$10.8 million of non-recurring in-license milestones and fees, of which $5.4 million related to an upfront payment for amending and restating an existing patent sublicense agreement; $3.3 million (€3.0 million) related to an upfront payment for amending an existing license agreement with Institut Pasteur; and $1.5 million related to an upfront payment for a new license and collaboration agreement with Five Prime Therapeutics, Inc.
•

$5.3 million of increased other employee compensation and benefit expense, $3.0 million of increased manufacturing related costs, $2.9 million of increased clinical trial related costs, and $2.2 million of increased lab expenses necessary to support the advancement of our clinical and pre-clinical programs.

•	$1.9 million of amortization expense related to intangible assets acquired in June 2014.

General and administrative expenses. General and administrative expenses were $18.1 million for the six months ended June 30, 2015 compared to $11.3 million for the six months ended June 30, 2014. The increase of $6.8 million was primarily attributable to $4.6 million of increased employee and contractor related costs to support our overall growth, of which $3.4 million was stock-based compensation expense, $0.5 million of increased professional services costs and $0.5 million of consulting costs.

Change in fair value of contingent consideration. The change in fair value of contingent consideration of $2.2 million was primarily related to an increase in the probability of successful achievement of milestones expected to be achieved within the next twelve months.

Liquidity and Capital Resources

As of June 30, 2015, we had cash, cash equivalents and marketable securities of approximately $936.4 million. We expect cash, cash equivalents and marketable securities to fund operations through 2018. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2015, our funds are held in U.S. government agency securities, federally insured certificates of deposit and money market mutual funds invested in U.S. Treasuries or U.S. government agency securities.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of June 30, 2015 we had an accumulated deficit of $224.0 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

We have funded our operations principally from the sale of common stock, preferred stock and through the Celgene collaboration. On June 24, 2013, we completed our initial public offering, or IPO, whereby we sold 6,832,352 shares of common stock at a price of $17.00 per share for aggregate net proceeds received by us of $104.9 million. On July 14, 2014, we sold 3,450,000 shares of common stock (inclusive of 450,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $34.00 per share for aggregate net proceeds to us of $109.8 million. On December 19, 2014, we sold 3,047,500 shares of common stock (inclusive of 397,500 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $85.00 per share for aggregate net proceeds to us of $243.3 million. On June 29, 2015, we sold 2,941,176 shares of common stock through an underwritten public offering at a price of $170.00 per share for aggregate net proceeds to us of $477.2 million.

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	Six months ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(36,277)	$(23,258)
Investing activities	(200,969)	(9,207)
Financing activities	482,700	1,896
Net decrease in cash and cash equivalents	$245,454	$(30,569)

Cash Flows from Operating Activities. The $13.0 million increase in cash used in operating activities for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was primarily due to the increase in net loss during this period which was primarily attributable to increased stock-based compensation expense, in-license milestones and fees, and spending on our clinical and pre-clinical stage programs, partially offset by cash received in connection with the Amended Collaboration Agreement with Celgene Corporation.  Net loss was $76.6 million for the six months ended June 30, 2015 compared to $12.1 million for the six months ended June 30, 2014, an increase of $64.5 million.

Cash Flows from Investing Activities. The net cash used in investing activities was $201.0 million for the six months ended June 30, 2015 and was primarily due to our purchase of $261.4 million of marketable securities partially offset by proceeds by maturities of marketable securities of $62.7 million.

Cash Flows from Financing Activities: The net cash provided by financing activities was $482.7 million for the six months ended June 30, 2015 and was due to $477.2 million net proceeds from an offering of our common stock and $5.5 million of proceeds from the exercise of stock options and ESPP contributions.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 25, 2015, except as noted below:

•	On April 1, 2015, we amended an existing license agreement with Institut Pasteur, which resulted in a payment of $3.3 million (€3.0 million) that was paid during the second quarter of 2015.
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

•

On June 29, 2015, we entered into a lease agreement for additional office space located at 215 First Street, Cambridge, Massachusetts.  Under the terms of the lease, we leased approximately 15,120 square feet starting on July 13, 2015 for $483,840 per year in base rent, which is subject to a 3% annual increase plus certain operating expenses and taxes. The lease will continue until the end of the sixtieth full calendar month following the date the landlord delivers the premises to us.  Under the terms of the lease, we will also lease an additional 8,075 square feet of office space in the same premises starting on January 1, 2016 for an additional $258,400 per year in base rent, which is subject to a 3% annual increase plus certain operating expenses and taxes.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of June 30, 2015 and December 31, 2014, we had cash, cash equivalents and marketable securities of $936.4 million and $492.0 million, respectively, primarily invested in U.S. government agency securities, federally insured certificates of deposit and money market mutual funds invested in U.S. Treasuries or U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at June 30, 2015, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $3.0 million.

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

As of June 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2015, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Risks related to the discovery and development of our product candidates

*Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. At the moment, no gene therapy products have been approved in the United States and only one product has been approved in the European Union, or EU.

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

In addition, the clinical study requirements of the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or extensively studied pharmaceutical or other product candidates. At the moment, only one gene therapy product, UniQure’s Glybera, which received marketing authorization in the EU in 2012, has been approved in the Western world, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the EU or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

Regulatory requirements governing gene and cell therapy products have evolved and may continue to change in the future. For example, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical studies conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or the NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can impede the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. For example, although in May 2015 we believe we reached general agreement with the FDA on the design of our planned HGB-208 pediatric study protocol for our LentiGlobin product candidate, in June 2015, the RAC completed its public review and recommended a delay of initiation of the HGB-208 study in the United States for an additional one to two years. We cannot predict if this recommendation may delay enrollment of the HGB-208 study. Clinical trial sites in the United States that receive NIH funding for research involving recombinant or synthetic nucleic acid molecules are required to follow RAC recommendations, or risk losing NIH funding for such research or needing NIH pre-approval before conducting such research. In addition, the FDA can put an investigational new drug application, or IND, on clinical hold if the information in an IND is not sufficient to assess the risks in pediatric patients. Before a clinical study can begin at any institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee will have to review the proposed clinical study to assess the safety of the study. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates.

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

In particular, each of the conditions for which we plan to evaluate our current product candidates are rare genetic disorders with limited patient pools from which to draw for clinical studies. It has been estimated that about 1.5% (80 to 90 million people) of the global population are carriers of beta-thalassemia, with about 60,000 symptomatic individuals born annually, the great majority in the developing world. According to Thalassemia International Federation, about 288,000 patients with beta-thalassemia major are alive and registered as receiving regular treatment around the world, of which we estimate that about 10,000-15,000 live in the United States and Europe. The global incidence of SCD is estimated to be 250,000-300,000 births annually with a global prevalence estimated to be about 20-25 million. The worldwide incidence rate for adrenoleukodystrophy, or ALD, the superset of CCALD, is approximately one in 20,000 newborn males. CCALD accounts for about 30-40% of patients diagnosed with ALD. Further, because newborn screening for CCALD is not widely adopted, and it can be difficult to diagnose CCALD in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our study. The eligibility criteria of our clinical studies will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly.

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

In December 2014, at the Annual Meeting of the American Society of Hematology (ASH), we announced data from the first eight subjects treated with our LentiGlobin BB305 product candidate. In June 2015, at the 20th Congress of the European Hematology Association, we announced long-term follow up of two patients with beta-thalassemia major and early safety and efficacy data in the first patient with severe SCD treated with our LentiGlobin BB305 product candidate in the HGB 205 Study. Although the initial clinical data on these subjects are encouraging, the data are preliminary in nature, based on limited periods of time since patient infusion, and the Northstar and HGB-205 Studies are not complete. There is limited data concerning long-term safety and efficacy following treatment with LentiGlobin drug product.  These data, or other positive data, may not continue or occur for these subjects or for any future subjects in this study, and may not be repeated or observed in ongoing or future studies involving our LentiGlobin product candidate, including the HGB-205 Study, the Northstar Study or the HGB-206 Study in severe SCD. There can be no assurance that subjects for whom periodic transfusion support has been reduced or temporarily eliminated will not receive transfusion support in the future. Furthermore, there can be no assurance that any of these studies will ultimately be successful or support further clinical advancement of this product candidate.  There is a high failure rate for drugs and biologics proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

*We cannot be certain that our planned HGB-207 and HGB-208 clinical trials of LentiGlobin BB305, together with data from our ongoing beta-thalassemia major clinical studies (Northstar and HGB-205), will be sufficient to form the basis for a Biologics License Application, or BLA, submission for LentiGlobin BB305.

In general, the FDA requires the successful completion of two pivotal trials to support approval of a BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. If successful, we believe the results from our planned clinical trials, called HGB-207, for adult and adolescent patients with beta-thalassemia major, and HGB-208, for pediatric patients with beta-thalassemia major, together with data from our ongoing beta-thalassemia major clinical studies (Northstar and HGB-205), could be sufficient to form the basis for a BLA submission for LentiGlobin BB305 to treat patients with beta-thalassemia major. However, it should be noted that our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. Depending on the outcome of these planned and ongoing clinical trials, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval for a BLA for LentiGlobin BB305.

In June 2015, the RAC recommended that we delay the initiation of the HGB-208 trial for pediatric patients with beta-thalassemia major for one to two years. Any delay in the initiation or completion of the HGB-208 clinical trial could similarly delay our ability to submit a BLA for LentiGlobin BB305 or obtain full approval in Europe.

In addition, while we believe we and the FDA are in general agreement on the design and key elements of our planned HGB-207 and HGB-208 clinical trials of LentiGlobin BB305, before beginning these trials, the FDA must review the final protocols for the trials, along with additional information supporting the respective proposed trial designs. Concurrent with starting the trial, the FDA will review certain updated chemistry, manufacturing and controls, or CMC, information that we are required to submit. If the FDA does not approve the protocols for the planned trials in the forms in which we submit them, or if the FDA is not satisfied with the additional CMC information we plan to provide, the start or continuation of these clinical trials may be delayed or the design of the trials may change.

*There can be no assurance that we will ultimately receive conditional marketing approval of LentiGlobin in the European Union, or the nature of the conditions that would be imposed on us if conditionally approved.

The EMA Adaptive Pathways program in which we are participating is intended to facilitate either an initial approval in a well-defined patient subgroup with a high medical need and subsequent widening of the indication to a larger patient population, or an early regulatory approval (e.g. conditional approval), which is prospectively planned, and where uncertainty is reduced through the collection of post-approval data on a drug’s use in patients. Based on our discussions with the EMA, we believe our LentiGlobin BB305 product candidate may be eligible for conditional approval under this program for the treatment of patients with beta-thalassemia major on the basis of the totality of clinical data, in particular reduction in transfusion need, from the ongoing Northstar study and supportive HGB-205 study.

However, it should be noted that the EMA Adaptive Pathways program is a pilot program, and as such there is limited information and precedent regarding the potential outcomes for sponsors that participate in this program. Whether our LentiGlobin BB305 product candidate is eligible for conditional approval will ultimately be determined at the discretion of the EMA and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support conditional approval. Depending on the outcome of our planned and ongoing clinical trials, the EMA may require that we conduct additional or larger clinical trials before LentiGlobin BB305 is eligible for conditional approval. Even if conditional approval is obtained, the conditions to be imposed on us under this program are unknown and will be imposed at the time of any such conditional approval.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $48.7 million and $25.3 million for the years ended December 31, 2014 and 2013, respectively. As of June 30, 2015, we had an accumulated deficit of $224.0 million.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	initiate additional preclinical, clinical or other studies for our oncology product candidates;
•	further develop the manufacturing process for our vectors or our product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;

•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•	make milestone or other payments under any license agreements or our stock purchase agreement with the former equityholders of Pregenen;
•	maintain, protect and expand our intellectual property portfolio;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	attract and retain skilled personnel;
•	build additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or encounter issues with any of the above.

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

As of June 30, 2015, our cash, cash equivalents and marketable securities were $936.4 million. We expect that our existing cash and cash equivalents will be sufficient to fund our current operations through 2018. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

We are engaged in gene therapy and in the field of CAR T cells in oncology, both of which are competitive and rapidly changing fields. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we expect to compete with include GlaxoSmithKline plc through their collaboration with TIGET/MolMed, Sangamo BioSciences Inc. through their collaboration with Biogen Idec, Merck & Co., Inc., Novartis AG through their collaboration with the University of Pennsylvania, GlycoMimetics Inc., Acceleron Pharma, Inc., Kite Pharma, Inc., Pfizer Inc. through their collaboration with Cellectis SA, Adaptimmune Inc. and Juno Therapeutics, Inc. through their collaboration with Celgene Corporation. In addition, many universities and private and public research institutes are active in our target disease areas.

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

*We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of June 30, 2015, we had 184 full-time employees. As our business, research and development activities expand, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our gene therapy and gene editing platforms.  Although our Lenti-D and LentiGlobin product candidates are currently in clinical development, our research programs, including our oncology research programs, may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Nick Leschly, Chief Executive Officer, Jeffrey Walsh, Chief Operating Officer, David Davidson, Chief Medical Officer, Jason Cole, Senior Vice President and General Counsel and Eric Sullivan, Senior Director, Finance and Principal Accounting Officer) and certain of our directors (including Daniel Lynch and James Mandell) have entered into trading plans covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: August 6, 2015	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: August 6, 2015	By:	/s/ James M. DeTore
James M. DeTore Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Form of Series A-1 Preferred Stock Warrant	S-1/A	333-188605	4.3	May 14, 2013

4.3	Form of Series B Preferred Stock Warrant	S-1/A	333-188605	4.4	May 14, 2013

4.4	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1/A	333-188605	4.5	May 14, 2013

4.5	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.1	May 14, 2013

10.2	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.2	May 14, 2013

10.3	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1/A	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1/A	333-188605	10.6	May 14, 2013

10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1/A	333-188605	10.7	May 14, 2013

10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1/A	333-188605	10.8	May 14, 2013

10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 5, 2015

10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1/A	333-188605	10.9	May 14, 2013

10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-188605	10.10	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1/A	333-188605	10.11	May 14, 2013

10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	—	—	—	Filed herewith

10.15	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.16	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.17	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.18	Transitional Services and Separation Agreement by and between the Registrant and Mitch Finer	10-Q	001-35966	10.17	May 6, 2015

10.19	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.20	Employment Agreement, dated October 20, 2014, by and between the Registrant and James DeTore	8-K	001-35966	10.1	November 10, 2014

10.21	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	—	—	—	Filed herewith

10.22	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.19	May 13, 2014

10.23	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.20	May 13, 2014

10.24	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.25	Executive Cash Incentive Bonus Plan	S-1/A	333-188605	10.18	May 14, 2013

10.26	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.27	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

10.28	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	10-Q	011-35966	10.24	August 12, 2014

10.29	Lease, dated June 29, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	—	—	—	Filed herewith

21.1	Subsidiaries of the Registrant	10-Q	011-35966	21.1	August 12, 2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.	—	—	—	Filed herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.