Form 10-Q
period 2015-09-30
bluebird bio, Inc.
filed 2015-11-05
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, there were 36,676,917 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical and clinical studies, and our research and development programs;
•	our ability to advance product candidates into, and successfully complete, clinical studies;
•	our ability to advance our viral vector manufacturing and transduction capabilities;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	the commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations or obtain additional grant funding;
•	our financial performance;
•	developments relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

bluebird bio, Inc.

Form 10-Q

For the three and nine months ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par value amounts)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$417,510	$347,845
Marketable securities	289,954	125,710
Deferred tax assets	734	1,913
Prepaid expenses and other current assets	4,957	4,521
Total current assets	713,155	479,989
Marketable securities	194,247	18,448
Property and equipment, net	61,564	15,740
Intangible assets, net	25,397	28,219
Goodwill	13,128	13,128
Restricted cash and other non-current assets	10,150	1,215
Total assets	$1,017,641	$556,739
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,469	$2,954
Accrued expenses and other current liabilities	24,219	14,649
Deferred revenue, current portion	5,889	25,375
Total current liabilities	33,577	42,978
Deferred rent, net of current portion	8,010	8,674
Deferred revenue, net of current portion	37,431	5,302
Contingent consideration, net of current portion	4,840	6,321
Construction financing lease obligation	43,777	—
Deferred tax liabilities	734	1,913
Other non-current liabilities	266	294
Total liabilities	128,635	65,482
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 36,641 and 32,340 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	366	323
Additional paid-in capital	1,155,482	638,389
Accumulated other comprehensive income (loss)	50	(71)
Accumulated deficit	(266,892)	(147,384)
Total stockholders’ equity	889,006	491,257
Total liabilities and stockholders’ equity	$1,017,641	$556,739

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue:
Collaboration revenue	$1,324	$6,250	$12,607	$18,750
Research and license fees	—	115	—	285
Total revenue	1,324	6,365	12,607	19,035
Operating expenses:
Research and development	30,395	16,649	98,380	42,043
General and administrative	13,704	6,648	31,765	17,924
Change in fair value of contingent consideration	352	78	2,540	78
Total operating expenses	44,451	23,375	132,685	60,045
Loss from operations	(43,127)	(17,010)	(120,078)	(41,010)
Other income (expense), net	263	(20)	630	48
Loss before income taxes	(42,864)	(17,030)	(119,448)	(40,962)
Income tax (expense) benefit	(60)	—	(60)	11,797
Net loss	$(42,924)	$(17,030)	$(119,508)	$(29,165)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax	103	(74)	121	(74)
Comprehensive loss	$(42,821)	$(17,104)	$(119,387)	$(29,239)
Net loss per share - basic and diluted:	$(1.18)	$(0.61)	$(3.52)	$(1.14)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	36,384	28,115	33,979	25,593

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2015	2014
Operating activities
Net loss	$(119,508)	$(29,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash benefit on release of tax valuation allowance	—	(11,797)
Depreciation and amortization	5,381	2,558
Stock-based compensation expense	31,011	7,757
Change in fair value of contingent consideration	2,015	78
Other non-cash items	528	246
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,717)	166
Accounts payable	623	(2,604)
Accrued expenses and other liabilities	5,320	5,613
Deferred revenue	12,643	(19,005)
Deferred rent	(640)	2,124
Net cash used in operating activities	(65,344)	(44,029)
Investing activities
Restricted cash	(8,816)	209
Purchase of property and equipment	(3,618)	(6,303)
Acquisition of business, net of cash acquired	—	(4,673)
Purchases of marketable securities	(470,499)	(174,021)
Proceeds from maturities of marketable securities	132,239	—
Net cash used in investing activities	(350,694)	(184,788)
Financing activities
Cash paid for contingent purchase price consideration	(453)	—
Proceeds from public offering of common stock, net of issuance costs	477,247	109,766
Proceeds from issuance of common stock	8,909	2,375
Net cash provided by financing activities	485,703	112,141
Increase (decrease) in cash and cash equivalents	69,665	(116,676)
Cash and cash equivalents at beginning of period	347,845	206,279
Cash and cash equivalents at end of period	$417,510	$89,603
Non-cash investing and financing activities:
Assets acquired in acquisition	$—	$43,759
Liabilities assumed in acquisition	$—	$12,768
Equity issued in acquisition	$—	$19,348
Construction financing lease obligation	$43,777	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$1,475	$1,298
Stock option exercise proceeds receivable	$24	$223

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of the business

bluebird bio, Inc. (the “Company” or “bluebird”) was incorporated in Delaware on April 16, 1992, and is headquartered in Cambridge, Massachusetts. The Company develops, manufactures and intends to market therapies to safely and effectively deliver genes useful in the treatment of severe genetic and rare diseases and in the field of T cell-based immunotherapy. Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its product candidates, including activities to manufacture product candidates, conduct clinical studies of its product candidates, perform preclinical research to identify new product candidates and provide general and administrative support for these operations.

In June 2015, the Company sold 2,941,176 shares of common stock through an underwritten public offering at a price of $170.00 per share. The aggregate net proceeds received by the Company from the offering were $477.2 million, net of underwriting discounts and commissions and offering expenses of approximately $22.8 million.

2. Summary of significant accounting policies and basis of presentation

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2015 and 2014.

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

Summary of accounting policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2014, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. Beginning in the third quarter of 2015, the Company records certain estimated construction costs incurred and reported to us by a landlord as an asset and corresponding construction financing lease obligation on the condensed consolidated balance sheets. See Note 7, “Commitments and contingencies,” for additional information. There have been no other material changes in the Company’s significant accounting policies during the nine months ended September 30, 2015.

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

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Estimates are used in the following areas, among others: fair value estimates used to assess potential impairment of long-lived assets, construction financing lease obligations, contingent consideration, stock-based compensation expense, accrued expenses, revenue and income taxes. Actual results could materially differ from those estimates.

3. Marketable securities

The following table summarizes the available-for-sale securities held at September 30, 2015 and December 31, 2014 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015
U.S. government agency securities and treasuries	$472,191	$126	$(82)	$472,235
Certificates of deposit	11,960	7	(1)	11,966
Total	$484,151	$133	$(83)	$484,201
December 31, 2014
U.S. government agency securities	$131,589	$6	$(59)	$131,536
Certificates of deposit	12,640	—	(18)	12,622
Total	$144,229	$6	$(77)	$144,158

No available-for-sale securities held as of September 30, 2015 or December 31, 2014 had remaining maturities greater than three years.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2015
Assets:
Cash and cash equivalents	$417,510	$338,073	$79,437	$—
Marketable securities:
U.S. government agency securities and treasuries	472,235	—	472,235	—
Certificates of deposit	11,966	—	11,966	—
Total assets	$901,711	$338,073	$563,638	$—
Liabilities:
Contingent consideration	$8,336	$—	$—	$8,336
Total liabilities	$8,336	$—	$—	$8,336
December 31, 2014
Assets:
Cash and cash equivalents	$347,845	$347,845	$—	$—
Marketable securities:
U.S. government agency securities	131,536	—	131,536	—
Certificates of deposit	12,622	—	12,622	—
Total assets	$492,003	$347,845	$144,158	$—
Liabilities:
Contingent consideration	$6,796	$—	$—	$6,796
Total liabilities	$6,796	$—	$—	$6,796

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of September 30, 2015 and December 31, 2014, cash and cash equivalents comprise funds in cash, money market accounts and U.S. government agency securities.

Marketable securities

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2015 and December 31, 2014, the balance in the Company’s accumulated other comprehensive income (loss) was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the nine months ended September 30, 2015, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive income for the same period.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2015 and December 31, 2014 was $197.0 million and $134.4 million, respectively. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of September 30, 2015 and December 31, 2014.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of preclinical, clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2016 to 2026 and discount rates ranging from 9.8% to 14.0%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations, which include Level 3 inputs (in thousands):

Nine Months Ended
September 30, 2015
Beginning balance	$6,796
Additions	—
Changes in fair value	2,540
Payments	(1,000)
Ending balance	$8,336

As of September 30, 2015, $3.5 million of the fair value of the Company’s total contingent consideration obligations was reflected as a component of accrued expenses and other current liabilities within the condensed consolidated balance sheets, with the remaining balance of $4.8 million reflected as a non-current liability. A $1.0 million milestone under the Stock Purchase Agreement was achieved during the second quarter of 2015, and was paid to the former equityholders of Pregenen during the third quarter of 2015.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5. Property and equipment, net

Property and equipment, net, consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Computer equipment and software	$1,092	$814
Office equipment	1,085	786
Laboratory equipment	9,747	7,223
Leasehold improvements	10,969	10,318
Construction-in-progress	44,527	—
Total property and equipment, gross	67,420	19,141
Less accumulated depreciation and amortization	(5,856)	(3,401)
Total Property and equipment, net	$61,564	$15,740

Construction-in-progress as of September 30, 2015 includes $43.8 million related to construction costs incurred by the landlord at 60 Binney Street in Cambridge, Massachusetts. Please refer to Note 7, "Commitments and contingencies," for further information.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Employee compensation	$5,358	$4,943
Accrued goods and services	13,034	7,358
Accrued professional fees	1,063	428
Deferred rent, current portion	938	914
Contingent consideration, current portion	3,496	475
Other	330	531
Total accrued expenses and other current liabilities	$24,219	$14,649

The change in fair value of contingent consideration was primarily related to an increase in the probability of successful achievement of milestones expected to be achieved within the next twelve months.

7. Commitments and contingencies

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at September 30, 2015 and December 31, 2014 or royalties on future sales of specified products.

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

The Company’s wholly-owned subsidiary bluebird bio France – SARL participates in the French Crédit d’Impôt Recherche (“CIR”) program, which allows companies to monetize up to 30% of eligible research expenses. The Company received aggregate reimbursement of €1.6 million related to years 2012 through 2014.  The Company has not yet applied for €0.5 million related to the nine months ended September 30, 2015, which is classified as a current asset within the condensed consolidated balance sheets as of September 30, 2015.  The years 2012 through 2015 are open and subject to examination.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

On June 3, 2013, the Company entered into a nine-year building lease for approximately 43,600 square feet of space located at 150 Second Street, Cambridge, Massachusetts, commencing on the earlier of the substantial completion of the Company’s build-out work or January 1, 2014. This lease was amended in June 2014 to add an additional approximately 9,900 square feet. The lease originally had monthly lease payments of $0.2 million for the first 12 months, which increased to $0.3 million per month beginning in December 2014 due to the lease amendment, with annual rent escalations thereafter and provides a rent abatement of $0.2 million per month for the first six months. The total operating lease obligation of the noncancellable term of this agreement is $29.5 million. In addition, the lease provides a contribution from the landlord towards the initial build-out of the space of up to $7.8 million. The Company has the option to extend this lease by an additional five years. In accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1.3 million, naming the landlord as beneficiary. This letter of credit was reduced to $0.8 million during the second quarter of 2015, which was the first anniversary of the rent commencement date, and may be further reduced to $0.6 million upon the second anniversary of the rent commencement date.

On June 29, 2015, the Company entered into a lease agreement for additional office space located at 215 First Street, Cambridge, Massachusetts.  Under the terms of the lease, the Company leased approximately 15,120 square feet starting on July 13, 2015 for $0.5 million per year in base rent, which is subject to a 3% annual rent increase plus certain operating expenses and taxes. The lease will continue until the end of the 60th full calendar month following the date the landlord delivers the premises to the Company, and includes early termination provisions that could allow the Company to terminate the lease at the end of the 20th full calendar month following the delivery of the premises if the Company meets certain conditions specified within the lease.  Under the terms of the lease, the Company will also lease an additional 8,075 square feet of office space in the same premises starting on January 1, 2016 for an additional $0.3 million per year in base rent, which is subject to a 3% annual rent increase plus certain operating expenses and taxes.

On September 21, 2015, the Company entered into a lease agreement for additional office and laboratory space located in a building (the “Building”) under construction at 60 Binney Street, Cambridge, Massachusetts (the “60 Binney Lease”).  Under the terms of the 60 Binney Lease, starting on October 1, 2016, the Company will lease approximately 253,108 square feet of office and laboratory space at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes. The Company also executed a $9.2 million letter of credit upon signing the 60 Binney Lease, which was required to be collateralized with a bank account at a financial institution in accordance with the 60 Binney Lease agreement. The 60 Binney Lease will continue until the end of the 120th full calendar month following April 2017 or the earlier the date the Company occupies the Building or other conditions specified in the 60 Binney Lease occur.  Pursuant to a work letter entered into in connection with the 60 Binney Lease, the landlord will contribute an aggregate of $42.4 million toward the cost of construction and tenant improvements for the Building. The purpose of the 60 Binney Lease is to supplement and eventually replace the Company’s current leased premises at 150 Second Street and 215 First Street in Cambridge, Massachusetts and the Company intends to move its corporate headquarters to 60 Binney Street in mid-2017. The Company has the option to extend the 60 Binney Lease for two successive five-year terms.

Because the Company is involved in the construction project, including having responsibility to pay for a portion of the costs of finish work and mechanical, electrical, and plumbing elements of the Building, the Company is deemed for accounting purposes to be the owner of the Building during the construction period. Accordingly, the Company has recorded project construction costs incurred by the landlord as an asset in “Property and equipment, net” and a related financing obligation in “Construction financing lease obligation” on the Company’s condensed consolidated balance sheet.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company bifurcates its future lease payments pursuant to the 60 Binney Lease into (i) a portion that is allocated to the Building and (ii) a portion that is allocated to the land on which the Building is being constructed, which is recorded as rental expense. Although the Company estimates that the Company will not begin making lease payments pursuant to the 60 Binney Lease until April 2017, the portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the 60 Binney Lease in September 2015. During the nine months ended September 30, 2015, the Company recognized $0.1 million of non-cash rental expense attributable to the land.

As of September 30, 2015, Property and equipment, net, includes $43.8 million related to construction costs for the Building. The construction financing lease obligation related to the Building was $43.8 million. No cash was paid to the landlord related to the Building for the three and nine months ended September 30, 2015.

Once the landlord completes the construction of the Building, the Company will evaluate the 60 Binney Lease in order to determine whether or not the 60 Binney Lease meets the criteria for “sale-leaseback” treatment. If the 60 Binney Lease meets the “sale-leaseback” criteria, the Company will remove the asset and the related liability from its consolidated balance sheet and treat the 60 Binney Lease as either an operating or a capital lease based on the Company’s assessment of the accounting guidance.  The Company expects that upon completion of construction of the Building the 60 Binney Lease will not meet the “sale-leaseback” criteria. If the 60 Binney Lease does not meet “sale-leaseback” criteria, the Company will treat the 60 Binney Lease as a financing obligation and will depreciate the asset in accordance with the Company’s accounting policy.

As of September 30, 2015, future minimum commitments under the 60 Binney Lease were as follows (in thousands):

Years ended December 31,
2015	$—
2016	$—
2017	$13,061
2018	$18,591
2019	$18,917
2020 and thereafter	$147,379
Total	$197,948

The table above sets forth the future minimum rental payments that the Company is obligated to pay after taking occupancy of the 60 Binney Lease, including amounts reflected on the condensed consolidated balance sheet under the caption "Construction financing lease obligation". The Company expects to commence these rental payments upon completion of the Building, estimated to be April 2017.

8. Significant agreements

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

Under the terms of the Collaboration Agreement, the Company received a $75.0 million up-front, non-refundable cash payment. The Company was responsible for conducting discovery, research and development activities through completion of Phase I clinical studies, if any, during the initial term of the Collaboration Agreement, or three years. The collaboration is governed by a joint steering committee (“JSC”) formed by an equal number of representatives from the Company and Celgene. The JSC, among other activities, reviews the collaboration program, reviews and evaluates product candidates and approves regulatory plans. In addition to the JSC, bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

the Collaboration Agreement provides that the Company and Celgene each appoint representatives to a patent committee, which is responsible for managing the intellectual property developed and used during the collaboration.

Amended Collaboration Agreement

On June 3, 2015, the Company and Celgene amended and restated the Collaboration Agreement (the “Amended Collaboration Agreement”).  Under the Amended Collaboration Agreement, the parties will now focus the collaboration exclusively on anti- B-cell maturation antigen (“BCMA”) product candidates for a new three-year term. In connection with the Amended Collaboration Agreement, the Company received an upfront, one-time, non-refundable, non-creditable payment of $25.0 million to fund research and development under the collaboration. The collaboration will continue to be governed by the JSC.

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

If Celgene elects to exercise its option to exclusively in-license a product candidate, it must pay the Company an option fee in the amount of $10.0 million for the first product candidate and $15.0 million for any additional product candidates, plus an additional fee in the amount of $10.0 million in the event the Company does not exercise its option to co-develop and co-promote that product candidate in the United States. In addition to the applicable option fee, for each product candidate that is in-licensed by Celgene, and for which the Company does not exercise its option to co-develop and co-promote in the United States, the Company will be eligible to receive up to $10.0 million in clinical milestone payments, up to $117.0 million in regulatory milestone payments and up to $78.0 million in commercial milestone payments. The Company will also be eligible to receive a percentage of net sales as a royalty in a range from the mid-single digits to low-teens. The royalties payable to the Company are subject to certain reductions, including for any royalty payments required to be made by Celgene to acquire patent rights, with an aggregate minimum floor.  Celgene will assume certain development obligations and must report on its progress in achieving these milestones on a quarterly basis.

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

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The license to the first product candidate is considered a deliverable at the inception of the arrangement and therefore the associated option fee is included in allocable arrangement consideration. The Company believes there is minimal risk with regard to whether Celgene will exercise the option based on the successful completion of preclinical activities and proximity of enrollment of the first patient in an initial Phase I clinical study for this product candidate. Further, Celgene loses the right to option any other product candidates if it does not agree to license the first product candidate. The Company has determined that the obligation within the license to manufacture or have manufactured supplies of vectors and associated payloads for incorporation into the first optioned product candidate is a deliverable, consistent with the option to license the first product candidate.

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

The Company determined that each of the identified deliverables have the same period of performance (the three year term through projected initial Phase I study completion) and have the same pattern of revenue recognition, ratably over the period of performance as there is no other discernible pattern of recognition. The Company identified the allocable arrangement consideration as the $25.0 million up-front research and development funding payment, $10.0 million option fee for the first product candidate, $20.0 bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

million related to remaining deferred revenue from the original Collaboration Agreement, and $54.1 million of contingent revenue related to the estimated amounts that will be received from Celgene for manufacturing services. The $109.0 million total allocable arrangement consideration was allocated based on the relative estimated selling price of the separate units of accounting at the inception of the amended agreement, resulting in $17.3 million allocated to the three delivered elements at the inception of the agreement, which will be recognized over an initial three year term. This initial term will be revisited as the development plan timing changes or as a result of other events that impact the period over which the Company’s obligations relate.

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

During the nine months ended September 30, 2015 and 2014 the Company recognized $12.6 million and $18.7 million, respectively, of revenue associated with its collaboration with Celgene related to the recognition of discovery, research and development services. As of September 30, 2015 and December 31, 2014, there was $43.3 million and $30.7 million, respectively, of total deferred revenue related to the Company’s collaboration with Celgene, which is classified as current or non-current in the condensed consolidated balance sheets, $15.6 million of which is currently expected to be recognized through the first half of 2018 with the remaining amount deferred until a later date.

9. Stock-based compensation and warrants

In January 2015, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 1.3 million shares as a result of the automatic increase provision of the 2013 Plan. As of September 30, 2015, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 0.6 million.

Stock-based compensation expense

Stock-based compensation expense by award type was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock options	$8,407	$2,303	$28,472	$7,115
Restricted stock awards	—	16	—	47
Restricted stock units	1,056	567	2,341	567
Employee stock purchase plan	66	28	198	28
	$9,529	$2,914	$31,011	$7,757

As of September 30, 2015, the Company had $97.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options, restricted stock units, and the employee stock purchase plan that is expected to be recognized over a weighted-average period of 3.0 years.

On January 29, 2015, the Company entered into a Transitional Services and Separation Agreement with its Chief Scientific Officer, ending his employment with the Company effective July 6, 2015. Subsequent to this separation date, he is serving as a member of the Company’s Scientific Advisory Board. Under the terms of the agreement, outstanding options held by the Chief bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Scientific Officer were modified. The incremental value of the modification was estimated to be $3.0 million using a Black-Scholes option valuation model, which is being recognized within research and development expense on a straight-line basis through the date of separation. As a result of the modification, the Company recognized $0.2 million and $3.0 million of stock-based compensation expense during the three and nine months ended September 30, 2015, respectively.

On April 10, 2015, the Company modified the vesting conditions of a stock option award held by a non-employee founder, which resulted in $6.7 million of stock-based compensation expense recognized to research and development expense during the second quarter of 2015.

Stock options

The following table summarizes the stock option activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2014	3,652	$12.30
Granted	1,188	$115.69
Exercised	(1,124)	$7.58
Canceled or forfeited	(55)	$43.05
Outstanding at September 30, 2015	3,661	$46.83
Exercisable at September 30, 2015	1,090	$9.47
Vested and expected to vest at September 30, 2015	3,552	$37.87

Options exercisable for approximately 1.1 million shares of common stock were exercised during the nine months ended September 30, 2015, resulting in total proceeds to the Company of $8.5 million. In accordance with the Company’s equity award plans, the shares were issued from a pool of shares reserved for issuance under the equity award plans.

Restricted stock units

The following table summarizes the restricted stock unit activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2014	179	$30.47
Granted	37	$165.62
Vested	(62)	$30.47
Forfeited	(5)	$30.47
Unvested balance at September 30, 2015	149	$64.11

Employee stock purchase plan

The Company’s 2013 Employee Stock Purchase Plan (“2013 ESPP”) authorizes the initial issuance of up to a total of 238,000 shares of the Company’s common stock to participating employees. The first offering period under the 2013 ESPP closed on January 31, 2015, resulting in the purchase of 6,780 shares of common stock. The second offering period under the 2013 ESPP closed on July 31, 2015, resulting in the purchase of 3,765 shares of common stock.

Warrants

As of September 30, 2015 and December 31, 2014, the Company had no and 0.2 million warrants outstanding to purchase common stock. During the three and nine months ended September 30, 2015, there were 0.2 million warrants exercised and no cancellations or expirations.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10. Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company has allocated its valuation allowance in accordance with the provisions of ASC 740, Income Taxes, which resulted in a current deferred tax asset of $0.7 million and a non-current deferred tax liability of $0.7 million as of September 30, 2015.

11. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	September 30,
	2015	2014
Warrants	—	338
Outstanding stock options	3,661	4,042
Unvested restricted stock	—	7
Restricted stock units	149	184
ESPP shares	3	2
Acquisition holdback	94	94
	3,907	4,667

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

Overview

We are a clinical-stage biotechnology company committed to developing potentially transformative gene therapies for severe genetic and rare diseases and in the field of T cell-based immunotherapy.  With our lentiviral-based gene therapy and gene editing capabilities, we have built an integrated product platform with broad potential application in these areas. We believe that gene therapy for severe genetic diseases has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. We and our scientific collaborators have generated what we believe is human proof-of-concept data for our gene therapy platform in three underserved diseases.

We are conducting a Phase II/III clinical study, called the Starbeam Study, of our most advanced product candidate, Lenti-D, to evaluate its safety and efficacy in subjects with childhood cerebral adrenoleukodystrophy, or CCALD, a rare, hereditary neurological disorder affecting young boys that is often fatal. In October 2013, we announced that the first subject had been treated in this study and in May 2015 we announced the achievement of enrollment of 18 subjects in this study. We are also conducting an observational study of subjects with CCALD treated by allogeneic hematopoietic stem-cell transplant referred to as the ALD-103 study. Lenti-D has been granted Orphan Drug status by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, for the treatment of adrenoleukodystrophy.

We are also conducting two Phase I/II clinical studies in the United States, Australia, and Thailand and in France, called the Northstar (HGB-204) and HGB-205 studies, respectively, of our product candidate, LentiGlobin, to evaluate its safety and efficacy in subjects with beta-thalassemia major and sickle cell disease, or SCD, which are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans. We have initiated a Phase I clinical study in the United States, called the HGB-206 Study, to evaluate the safety and efficacy of LentiGlobin in subjects with severe SCD.  In June 2015, we announced that the first patient with severe SCD had been infused in the HGB-206 Study and we are planning to increase the number of subjects to be enrolled in the HGB-206 study from eight to twenty subjects. LentiGlobin has been granted Orphan Drug status by the FDA and EMA for both beta-thalassemia and severe SCD. LentiGlobin was granted Fast-Track designation by the FDA for the treatment of beta-thalassemia major in January 2013 and for the treatment of certain patients with severe SCD in May 2014. In January 2015, the FDA granted Breakthrough Therapy designation to LentiGlobin for the treatment of transfusion dependent patients with beta-thalassemia.

We have announced clinical data from our ongoing clinical studies of LentiGlobin in subjects with beta-thalassemia major and SCD. These data are summarized below.

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

In November 2015, we announced that three abstracts related to our ongoing clinical studies of LentiGlobin have been accepted for presentation at the ASH annual meeting to be held in December 2015.  As of the July 31, 2015 data cutoff for these abstracts:

•

With respect to the Northstar study, for the seven subjects that have been monitored for at least 6 months post-infusion, three of the β0/β0 genotype and four of the non- β0/β0 genotype, the median level of HbAT87Q expression among these seven subjects was 5.2 g/dL, a range of 1.9 to 8.2 g/dL, with total hemoglobin ranging from 8.5 to 11.1 g/dL at last visit. All four non-β0/β0 subjects had been transfusion-free for at least 90 days, with a median of 287 days transfusion-free (range: 171 to 396 days).  Two of the β0/β0 subjects received a single transfusion post-discharge, and one remained transfusion-dependent.

•

With respect to the HGB-205 study, the patient with severe SCD was producing approximately 51.5% anti-sickling hemoglobin (48 percent HbAT87Q, 1.8 percent HbF, 1.7 percent HbA2) at nine months post-infusion and remained free of transfusions.  The patient with severe SCD had not had a post-treatment hospitalization for a disease-related event despite ceasing chronic transfusions on Day 88.  Both patients in the study with beta-thalassemia major have remained transfusion-free for at least 15 months post-infusion, with consistent expression of HbAT87Q – both subjects are the β0/ βE genotype.

•	With respect to the HGB-206 study, LentiGlobin drug product had been manufactured for two patients with severe SCD and one subject had been infused.

We currently plan to initiate two new clinical trials of LentiGlobin, called HGB-207, for adult and adolescent patients with beta-thalassemia major, and HGB-208, for pediatric patients with beta-thalassemia major. Each of these trials, once initiated, are currently expected to enroll approximately 15 patients to be evaluated for 24 months following treatment, and we expect that the primary endpoint of these trials will be 12 months of transfusion independence following treatment.

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

In March 2013, we entered into a global strategic collaboration with Celgene Corporation, or Celgene, to discover, develop and commercialize chimeric antigen receptor-modified T cells, or CAR T cells, as potentially disease-altering therapies in oncology. This collaboration had an initial term of three years, and Celgene made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. In June 2015, we amended and restated the collaboration agreement, or the Amended Collaboration Agreement, to focus exclusively on anti-BCMA product candidates for a new three-year term.  B-cell maturation antigen, or BCMA, is a cell surface protein that is expressed in normal plasma cells and in most multiple myeloma cells, but is absent from other normal tissues. As consideration for the Amended Collaboration Agreement, we received an upfront, non-refundable cash payment of $25.0 million to fund research and development under the collaboration.  During the three and nine months ended September 30, 2015, we recognized $1.3 million and $12.6 million, respectively, of revenue associated with our collaboration with Celgene related to the research and development services performed. As of September 30, 2015, we have classified $43.3 million of deferred revenue related to our collaboration with Celgene in the accompanying balance sheets. We expect the first anti-BCMA product candidate from this collaboration, bb2121, to enter clinical trials in early 2016.

In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing and cell signaling technology. The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. During the second quarter of 2015, a $1.0 million milestone was achieved, which resulted in a $1.0 million payment to the former equityholders of Pregenen during the third quarter of 2015. We estimate future contingent cash payments have a fair value of $8.3 million as of September 30, 2015, $3.5 million of which is classified as a current liability.

As of September 30, 2015, we had cash, cash equivalents and marketable securities of approximately $901.7 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations through 2018.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $119.5 million for the nine months ended September 30, 2015 and our accumulated deficit was $266.9 million as of September 30, 2015. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•	conduct clinical studies for our Lenti-D and LentiGlobin product candidates;
•	increase research and development-related activities for the discovery and development of oncology product candidates, including bb2121;
•	continue our research and development efforts;
•	manufacture clinical study materials and develop large-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates; and
•	add personnel to support our product development and commercialization efforts.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have no commercial-scale manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities; and we do not yet have a sales and marketing organization. If we seek to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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

Collaboration revenue is generated exclusively from our collaboration arrangement with Celgene. The terms of this arrangement contain multiple deliverables, which include: (i) research and development services, (ii) participation on the joint steering committee (iii) participation on the patent committee, (iv) a license to the first product candidate, (v) manufacture of vectors and associated payload for incorporation into the first optioned product candidate under the license, and (vi) participation on the joint governance committee under the co-development and co-promotion agreement for the first optioned product candidate under the license. We recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC 605, are satisfied for that particular unit of accounting. We expect that $17.3 million of revenue from the Celgene arrangement associated with research and development services, joint steering committee services and patent committee services will be recognized ratably over the associated period of performance, which was initially estimated to be three years from the date of the agreement in June 2015.

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

•

We have initiated a Phase I clinical study in the United States to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with severe SCD. In June 2015, we announced that the first patient with severe SCD had been infused in the HGB-206 Study and we are planning to increase the number of subjects to be enrolled in the HGB-206 study from eight to twenty subjects.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Lenti-D	$2,837	$2,762	$10,729	$7,804
LentiGlobin	10,937	5,789	25,070	15,927
Pre-clinical programs	3,680	1,467	11,596	3,723
Total direct research and development expense	17,454	10,018	47,395	27,454
Employee- and contractor-related expenses	3,568	2,097	9,029	4,329
Stock-based compensation expense	4,426	1,477	19,726	3,602
Platform-related expenses	2,985	522	17,047	1,038
Facility expenses	1,724	1,206	4,710	3,735
Other expenses	238	1,329	473	1,885
Unallocated personnel and other expenses	12,941	6,631	50,985	14,589
Total research and development expense	$30,395	$16,649	$98,380	$42,043

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development, commercial and human resource functions. Other general and administrative expenses include facility-related costs, professional fees for accounting and legal services, directors’ fees and expenses associated with obtaining and maintaining patents.

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

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, revenue, construction financing lease obligations, stock-based compensation, income taxes, contingent consideration and fair value estimates used to assess potential impairment of long-lived assets. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. Beginning in the third quarter of 2015, we record certain estimated construction costs incurred and reported to us by a landlord as an asset and corresponding construction financing lease obligation on our condensed consolidated balance sheets. During the nine months ended September 30, 2015, there were no other material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 25, 2015.

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014:

	Three months ended September 30,
	2015	2014	Change
	(in thousands)
Revenue:
Collaboration revenue	$1,324	$6,250	$(4,926)
Research and license fees	—	115	(115)
Total revenue	1,324	6,365	(5,041)
Operating expenses:
Research and development	30,395	16,649	13,746
General and administrative	13,704	6,648	7,056
Change in fair value of contingent consideration	352	78	274
Total operating expenses	44,451	23,375	21,076
Loss from operations	(43,127)	(17,010)	26,117
Other income (expense), net	263	(20)	(283)
Loss before income taxes	(42,864)	(17,030)	25,834
Income tax expense	(60)	—	60
Net loss	$(42,924)	$(17,030)	$25,894

Revenue. Total revenue was $1.3 million for the three months ended September 30, 2015 compared to $6.4 million for the three months ended September 30, 2014. The decrease of $5.1 million was primarily attributable to a reduction in collaboration revenue as a result of the amendment to our collaboration agreement with Celgene in the second quarter of 2015.

Research and development expenses. Research and development expenses were $30.4 million for the three months ended September 30, 2015, compared to $16.6 million for the three months ended September 30, 2014. The increase of $13.7 million was primarily attributable to the following:

•	$6.6 million of increased employee compensation and benefit expense, $2.9 million of which related to stock-based compensation expense and $1.9 million of which related to increased payroll expense.
•

$1.4 million of increased manufacturing related costs, $1.2 million of increased lab expenses, and $1.0 million of increased clinical trial related costs necessary to support the advancement of our clinical and pre-clinical programs.

General and administrative expenses. General and administrative expenses were $13.7 million for the three months ended September 30, 2015, compared to $6.6 million for the three months ended September 30, 2014. The increase of $7.1 million was primarily attributable to $5.7 million of increased employee compensation and benefit expense to support our overall growth, of which $3.7 million was stock-based compensation expense.

Change in fair value of contingent consideration. The change in fair value of contingent consideration of $0.3 million was primarily related to an increase in the probability of successful achievement of milestones expected to be achieved within the next twelve months.

Comparison of the nine months ended September 30, 2015 and 2014

	Nine months ended September 30,
	2015	2014	Change
	(in thousands)
Revenue:
Collaboration revenue	$12,607	$18,750	$(6,143)
Research and license fees	—	285	(285)
Total revenue	12,607	19,035	(6,428)
Operating expenses:
Research and development	98,380	42,043	56,337
General and administrative	31,765	17,924	13,841
Change in fair value of contingent consideration	2,540	78	2,462
Total operating expenses	132,685	60,045	72,640
Loss from operations	(120,078)	(41,010)	79,068
Other income, net	630	48	(582)
Loss before income taxes	(119,448)	(40,962)	78,486
Income tax (expense) benefit	(60)	11,797	11,857
Net loss	$(119,508)	$(29,165)	$90,343

Revenue. Total revenue was $12.6 million for the nine months ended September 30, 2015 compared to $19.0 million for the nine months ended September 30, 2014. The decrease of $6.4 million was primarily attributable to a reduction in collaboration revenue as a result of the amendment to our collaboration agreement with Celgene in the second quarter of 2015.

Research and development expenses. Research and development expenses were $98.4 million for the nine months ended September 30, 2015 compared to $42.0 million for the nine months ended September 30, 2014. The increase of $56.3 million was primarily attributable to the following:

•

$16.1 million of increased stock-based compensation expense, $6.7 million of which related to the modification of a stock option award held by a non-employee founder and $3.0 million of which related to the modification of a stock option award held by our former Chief Scientific Officer, each of which were one-time charges.

•

$10.6 million of non-recurring in-license milestones and fees, of which $5.4 million related to an upfront payment for amending and restating an existing patent sublicense agreement; $3.3 million (€3.0 million) related to an upfront payment for amending an existing license agreement with Institut Pasteur; and $1.5 million related to an upfront payment for a new license and collaboration agreement with Five Prime Therapeutics, Inc.

•

$9.0 million of increased other employee compensation and benefit expense, $4.4 million of increased manufacturing related costs, $4.0 million of increased clinical trial related costs, and $3.4 million of increased lab expenses necessary to support the advancement of our clinical and pre-clinical programs.

General and administrative expenses. General and administrative expenses were $31.8 million for the nine months ended September 30, 2015 compared to $17.9 million for the nine months ended September 30, 2014. The increase of $13.9 million was primarily attributable to $10.4 million of increased employee and contractor related costs to support our overall growth, of which $7.1 million was stock-based compensation expense, and $1.0 million of increased consulting costs.

Change in fair value of contingent consideration. The change in fair value of contingent consideration of $2.5 million was primarily related to an increase in the probability of successful achievement of milestones expected to be achieved within the next twelve months.

Income tax (expense) benefit. The change income tax (expense) benefit was primarily attributable to a non-recurring tax benefit recognized in 2014 as a result of the acquisition of Pregenen in the second quarter of 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had cash, cash equivalents and marketable securities of approximately $901.7 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations through 2018. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2015, our funds are held in U.S. Treasuries, U.S. government agency securities, federally insured certificates of deposit and money market funds.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of September 30, 2015 we had an accumulated deficit of $266.9 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

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

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	Nine months ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(65,344)	$(44,029)
Investing activities	(350,694)	(184,788)
Financing activities	485,703	112,141
Net increase (decrease) in cash and cash equivalents	$69,665	$(116,676)

Cash Flows from Operating Activities. The $21.3 million increase in cash used in operating activities for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was primarily due to the increase in net loss during this period which was primarily attributable to increased stock-based compensation expense, in-license milestones and fees, and spending on our clinical and pre-clinical stage programs, partially offset by cash received in connection with the Amended Collaboration Agreement with Celgene.  Net loss was $119.5 million for the nine months ended September 30, 2015 compared to $29.2 million for the nine months ended September 30, 2014, an increase of $90.3 million.

Cash Flows from Investing Activities. The net cash used in investing activities was $350.7 million for the nine months ended September 30, 2015 and was primarily due to our purchase of $470.5 million of marketable securities partially offset by proceeds from maturities of marketable securities of $132.2 million.

Cash Flows from Financing Activities: The net cash provided by financing activities was $485.7 million for the nine months ended September 30, 2015 and was due to $477.2 million net proceeds from an offering of our common stock and $8.9 million of proceeds from the exercise of stock options and ESPP contributions, offset by payment of contingent purchase price consideration of $0.4 million.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments at September 30, 2015:

	Total	2015	2016 through 2017	2018 through 2019	After 2019
	(in thousands)
150 Second Street Lease	$25,777	$791	$6,619	$7,023	$11,344
60 Binney Street Lease	197,948	—	13,061	37,508	147,379
Other operating leases (1)	1,552	235	1,317	—	—
License costs (2)	4,408	121	1,670	1,745	872
Sponsored research agreements	2,809	357	2,020	432	—
Total	$232,494	$1,504	$24,687	$46,708	$159,595

(1)	Includes costs of our 215 First Street, Cambridge, Massachusetts office lease and the lease for our lab and office space in Seattle, Washington.
(2)

License costs include annual license maintenance fee payments. We have not included annual license maintenance fees or minimum royalty payments after December 31, 2019, as we cannot determine if they will occur.

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a BLA, approval by the FDA or product launch). We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable. These commitments include:

•

In connection with the Pregenen acquisition, we agreed to make contingent cash payments to the former equityholders of Pregenen. In accordance with accounting for business combinations guidance, these contingent cash payments are recorded as contingent consideration liabilities on our consolidated balance sheets at fair value. During the second quarter of 2015, a $1.0 million milestone was achieved, which resulted in a $1.0 million payment to the former equityholders of Pregenen during the third quarter of 2015. The aggregate remaining undiscounted amount of contingent consideration potentially payable is $134.0 million.

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

•

Under a license agreement with Institut Pasteur pursuant to which we license certain patents for use in ex vivo gene therapy, we will be required to make payments per product covered by the in-licensed intellectual property upon the achievement of development and regulatory milestones, depending on the indication and the method of treatment. The maximum aggregate payments we may be obligated to pay for each of these milestone categories per product is €1.5 and €2.0 million, respectively. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits, which varies slightly depending on the indication of the product. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income varying from the low single digits to mid-double digits depending on the nature of the sublicense and stage of development. Starting in 2016, we will be required to make an annual maintenance payment, which is creditable against royalty payments on a year-by-year basis. On April 1, 2015, we amended this license agreement with Institut Pasteur, which resulted in a payment of $3.3 million (€3.0 million) that was paid during the second quarter of 2015.

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

We enter into contracts in the normal course of business with CROs for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments

On June 3, 2013, we entered into a nine-year building lease for approximately 43,600 square feet of space located at 150 Second Street, Cambridge, Massachusetts, commencing on the earlier of the substantial completion of our build-out work or January 1, 2014. This lease was amended in June 2014 to add an additional approximately 9,900 square feet. The lease originally had monthly lease payments of $0.2 million for the first 12 months, which increased to $0.3 million per month beginning in December 2014 due to the lease amendment, with annual rent escalations thereafter and provides a rent abatement of $0.2 million per month for the first six months. The total operating lease obligation of the noncancellable term of this agreement is $29.5 million. In addition, the lease provides a contribution from the landlord towards the initial build-out of the space of up to $7.8 million. We have the option to extend this lease by an additional five years. In accordance with the lease, we entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1.3 million, naming the landlord as beneficiary. This letter of credit was reduced to $0.8 million during the second quarter of 2015, which was the first anniversary of the rent commencement date, and may be further reduced to $0.6 million upon the second anniversary of the rent commencement date.

On June 29, 2015, we entered into a lease agreement for additional office space located at 215 First Street, Cambridge, Massachusetts.  Under the terms of the lease, we leased approximately 15,120 square feet starting on July 13, 2015 for $483,840 per year in base rent, which is subject to a 3% annual rent increase plus certain operating expenses and taxes. The lease will continue until the end of the 60th full calendar month following the date the landlord delivers the premises to us, and includes early termination provisions that could allow us to terminate the lease at the end of the 20th full calendar month following the delivery of the premises if we meet certain conditions specified within the lease.  Under the terms of the lease, we will also lease an additional 8,075 square feet of office space in the same premises starting on January 1, 2016 for an additional $258,400 per year in base rent, which is subject to a 3% annual rent increase plus certain operating expenses and taxes.

On September 21, 2015, we entered into a lease agreement for additional office and laboratory space located in a building under construction at 60 Binney Street, Cambridge, Massachusetts.  Under the terms of the lease, starting on October 1, 2016, we will lease approximately 253,108 square feet at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes. We also executed a $9.2 million letter of credit upon signing the lease, which was required to be collateralized with a bank account at a financial institution in accordance with the lease agreement. The lease will continue until the end of the 120th full calendar month following April 2017 or the earlier the date we occupy the building or other conditions specified in the lease occur.  Pursuant to a work letter entered into in connection with the lease, the landlord will contribute an aggregate of $42.4 million toward the cost of construction and tenant improvements for the building. The purpose of the lease is to supplement and eventually replace our current leased premises at 150 Second Street and 215 First Street in Cambridge, Massachusetts and we intend to move our corporate headquarters to 60 Binney Street in mid-2017. We have the option to extend the lease for two successive five-year terms.

We also lease approximately 7,800 square feet of office and laboratory space in Seattle, Washington, which lease expires in December 2016.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of September 30, 2015 and December 31, 2014, we had cash, cash equivalents and marketable securities of $901.7 million and $492.0 million, respectively, primarily invested in U.S. government agency securities, federally insured certificates of deposit and money market mutual funds invested in U.S. Treasuries or U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2015, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $5.1 million.

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

As of September 30, 2015, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2015, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Regulatory requirements governing gene and cell therapy products have evolved and may continue to change in the future. For example, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical studies conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or the NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or the RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can impede the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. For example, although we believe we reached general agreement with the FDA on the design of our planned HGB-208 pediatric study protocol for our LentiGlobin product candidate, in June 2015, the RAC completed its public review and recommended a delay of initiation of the HGB-208 study in the United States for an additional one to two years. We cannot predict if this recommendation may delay enrollment of the HGB-208 study. Clinical trial sites in the United States that receive NIH funding for research involving recombinant or synthetic nucleic acid molecules are required to follow RAC recommendations, or risk losing NIH funding for such research or needing NIH pre-approval before conducting such research. In addition, the FDA can put an investigational new drug application, or IND, on clinical hold if the information in an IND is not sufficient to assess the risks in pediatric patients. Before a clinical study can begin at any institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee will have to review the proposed clinical study to assess the safety of the study. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates.

These regulatory review agencies, committees and advisory groups and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

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

In December 2014, at the Annual Meeting of the American Society of Hematology (ASH), we announced data from the first eight subjects treated with our LentiGlobin product candidate. In June 2015, at the 20th Congress of the European Hematology Association, we announced long-term follow up of two patients with beta-thalassemia major and early safety and efficacy data in the first patient with severe SCD treated with our LentiGlobin product candidate in the HGB 205 Study. Although the initial clinical data on these subjects are encouraging, the data are preliminary in nature, based on limited periods of time since patient infusion, and the Northstar and HGB-205 Studies are not complete. There is limited data concerning long-term safety and efficacy following treatment with LentiGlobin drug product.  These data, or other positive data, may not continue or occur for these subjects or for any future subjects in this study, and may not be repeated or observed in ongoing or future studies involving our LentiGlobin product candidate, including the HGB-205 Study, the Northstar Study or the HGB-206 Study in severe SCD. There can be no assurance that subjects for whom periodic transfusion support has been reduced or temporarily eliminated will not receive transfusion support in the future. Furthermore, there can be no assurance that any of these studies will ultimately be successful or support further clinical advancement of this product candidate.  There is a high failure rate for drugs and biologics proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

* The results from our Starbeam Study may not be sufficiently robust to support the submission of marketing approval for our Lenti-D product candidate. Before we submit Lenti-D for marketing approval, the FDA and the EMA may require us to enroll additional subjects, conduct additional clinical studies, or evaluate subjects for an additional follow-up period.

The FDA has advised us that our Starbeam Study, which is a single-arm, open-label study to evaluate the safety and efficacy of our Lenti-D product candidate to halt the progression of CCALD, may not be deemed to be a pivotal study or may not provide sufficient support for a Biologics License Application, or BLA, submission. The FDA normally requires two pivotal clinical studies to approve a drug or biologic product, and thus the FDA may require that we conduct larger or additional clinical studies of Lenti-D prior to a BLA submission. The FDA typically does not consider a single clinical study to be adequate to serve as a pivotal study unless it is, among other things, well-controlled and demonstrates a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with potentially serious outcome, and a confirmatory study would be practically or ethically impossible. Due to the nature of CCALD and the limited number of patients with this condition, we believe a placebo-controlled and blinded study is not practicable for ethical and other reasons. However, it is still possible that, even if we achieve favorable results in the Starbeam Study, the FDA may require us to enroll additional subjects or conduct additional clinical studies, possibly involving a larger sample size or a different clinical study design, particularly if the FDA does not find the results from the Starbeam Study to be sufficiently persuasive to support a BLA submission. The FDA may also require that we conduct a longer follow-up period of subjects treated with our Lenti-D product candidate prior to accepting our BLA submission.

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

*We cannot be certain that our planned HGB-207 and HGB-208 clinical trials of LentiGlobin, together with data from our ongoing beta-thalassemia major clinical studies (Northstar and HGB-205), will be sufficient to form the basis for a Biologics License Application, or BLA, submission for LentiGlobin.

In general, the FDA requires the successful completion of two pivotal trials to support approval of a BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. If successful, we believe the results from our planned clinical trials, called HGB-207, for adult and adolescent patients with beta-thalassemia major, and HGB-208, for pediatric patients with beta-thalassemia major, together with data from our ongoing beta-thalassemia major clinical studies (Northstar and HGB-205), could be sufficient to form the basis for a BLA submission for LentiGlobin to treat patients with beta-thalassemia major. However, it should be noted that our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. Depending on the outcome of these planned and ongoing clinical trials, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval for a BLA for LentiGlobin.

In June 2015, the RAC recommended that we delay the initiation of the HGB-208 trial for pediatric patients with beta-thalassemia major for one to two years. Any delay in the initiation or completion of the HGB-208 clinical trial could similarly delay our ability to submit a BLA for LentiGlobin or obtain full approval in Europe.

In addition, while we believe we and the FDA are in general agreement on the design and key elements of our planned HGB-207 and HGB-208 clinical trials of LentiGlobin , before beginning these trials, the FDA must review the final protocols for the trials, along with additional information supporting the respective proposed trial designs. Concurrent with starting the trial, the FDA will review certain updated chemistry, manufacturing and controls, or CMC, information that we are required to submit. If the FDA does not approve the protocols for the planned trials in the forms in which we submit them, or if the FDA is not satisfied with the additional CMC information we plan to provide, the start or continuation of these clinical trials may be delayed or the design of the trials may change.

*There can be no assurance that we will ultimately receive conditional marketing approval of LentiGlobin in the European Union, or the nature of the conditions that would be imposed on us if conditionally approved.

The EMA Adaptive Pathways program in which we are participating is intended to facilitate either an initial approval in a well-defined patient subgroup with a high medical need and subsequent widening of the indication to a larger patient population, or an early regulatory approval (e.g. conditional approval), which is prospectively planned, and where uncertainty is reduced through the collection of post-approval data on a drug’s use in patients. Based on our discussions with the EMA, we believe our LentiGlobin product candidate may be eligible for conditional approval under this program for the treatment of patients with beta-thalassemia major on the basis of the totality of clinical data, in particular reduction in transfusion need, from the ongoing Northstar study and supportive HGB-205 study.

However, it should be noted that the EMA Adaptive Pathways program is a pilot program, and as such there is limited information and precedent regarding the potential outcomes for sponsors that participate in this program. Whether our LentiGlobin  product candidate is eligible for conditional approval will ultimately be determined at the discretion of the EMA and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support conditional approval. Depending on the outcome of our planned and ongoing clinical trials, the EMA may require that we conduct additional or larger clinical trials before LentiGlobin is eligible for conditional approval. Even if conditional approval is obtained, the conditions to be imposed on us under this program are unknown and will be imposed at the time of any such conditional approval.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $48.7 million and $25.3 million for the years ended December 31, 2014 and 2013, respectively. As of September 30, 2015, we had an accumulated deficit of $266.9 million.

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

As of September 30, 2015, our cash, cash equivalents and marketable securities were $901.7 million. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current operations through 2018. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars due to the changing regulatory environment. In the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. This pathway could allow competitors to reference data from biological products already approved after 12 years from the time of approval. In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In Europe, a competitor may reference data from biological products already approved, but will not be able to get on the market until 10 years after the time of approval. This 10-year period will be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with our products. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. Expiration or successful challenge of our applicable patent rights could also trigger competition from other products, assuming any relevant exclusivity period has expired.

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

As of September 30, 2015, we had 207 full-time employees. As our business, research and development activities expand, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Nick Leschly, Chief Executive Officer, Jeffrey Walsh, Chief Operating Officer, David Davidson, Chief Medical Officer and Eric Sullivan, Senior Director, Finance and Principal Accounting Officer) and certain of our directors (including Daniel Lynch and James Mandell) have entered into trading plans covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: November 5, 2015	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: November 5, 2015	By:	/s/ James M. DeTore
James M. DeTore Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Form of Series A-1 Preferred Stock Warrant	S-1/A	333-188605	4.3	May 14, 2013

4.3	Form of Series B Preferred Stock Warrant	S-1/A	333-188605	4.4	May 14, 2013

4.4	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1/A	333-188605	4.5	May 14, 2013

4.5	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.1	May 14, 2013

10.2	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.2	May 14, 2013

10.3	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1/A	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1/A	333-188605	10.6	May 14, 2013

10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1/A	333-188605	10.7	May 14, 2013

10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1/A	333-188605	10.8	May 14, 2013

10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015

10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1/A	333-188605	10.9	May 14, 2013

10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-188605	10.10	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1/A	333-188605	10.11	May 14, 2013

10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 6, 2015

10.15	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.16	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.17	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.18	Transitional Services and Separation Agreement by and between the Registrant and Mitch Finer	10-Q	001-35966	10.17	May 6, 2015

10.19	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.20	Employment Agreement, dated October 20, 2014, by and between the Registrant and James DeTore	8-K	001-35966	10.1	November 10, 2014

10.21	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 6, 2015

10.22	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.19	May 13, 2014

10.23	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.20	May 13, 2014

10.24	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.25	Executive Cash Incentive Bonus Plan	S-1/A	333-188605	10.18	May 14, 2013

10.26	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.27	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

10.28	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	10-Q	011-35966	10.24	August 12, 2014

10.29	Lease, dated June 29, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	10-Q	011-35966	10.29	August 6, 2015

10.30†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	—	—	—	Filed herewith

21.1	Subsidiaries of the Registrant	10-Q	011-35966	21.1	August 12, 2014

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.	—	—	—	Filed herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.