Form 10-K
period 2015-12-31
bluebird bio, Inc.
filed 2016-02-25
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2015, the last business day of the registrant’s most recently completed second quarter, was $6,054,326,404.

As of February 18, 2016, there were 36,927,638 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our preclinical and clinical studies, and our research and development programs;
●	our ability to advance product candidates into, and successfully complete, clinical studies;
●	our ability to advance our viral vector and drug product manufacturing capabilities;
●	the timing or likelihood of regulatory filings and approvals;
●	the timing or success of commercialization of our product candidates, if approved;
●	the pricing and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
●	our ability to maintain and establish collaborations and licenses;
●	developments relating to our competitors and our industry; and
●	other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company committed to developing potentially transformative gene therapies for severe genetic and rare diseases and in the field of T cell-based immunotherapy. With our lentiviral-based gene therapies, T cell immunotherapy expertise and gene editing capabilities, we have built an integrated product platform with broad potential application in severe genetic and rare diseases and in oncology. We believe that gene therapy has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our gene therapy clinical programs include our LentiGlobin® product candidate to treat transfusion-dependent β-thalassemia, or TDT, which we previously referred to as β-thalassemia major, and severe sickle cell disease, or severe SCD, and our Lenti-D™ product candidate to treat cerebral adrenoleukodystrophy, or CALD, a rare hereditary neurological disorder that we previously referred to as childhood cerebral adrenoleukodystrophy, as patients affected with this disorder are often young boys. Our oncology programs are built upon our leadership in lentiviral gene delivery and T cell engineering, with a focus on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. Our lead oncology program, bb2121, is a CAR T cell product candidate targeting B-cell maturation antigen, or BCMA, in multiple myeloma. We also have discovery research programs utilizing megaTALs/homing endonuclease gene editing technologies with the potential for use across our pipeline.

We are conducting three clinical studies of our LentiGlobin product candidate in a variety of rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans: a global Phase I/II study, called the Northstar Study, for the treatment of TDT; a single-center Phase I/II study in France (HGB-205) for the treatment of TDT and severe SCD; and a Phase I study in the United States (HGB-206) for the treatment of severe SCD. Our LentiGlobin product candidate has been granted Orphan Drug status by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, for the treatment of both β-thalassemia and SCD. Our LentiGlobin product candidate was granted Fast-Track designation by the FDA for the treatment of β-thalassemia major in January 2013 and for the treatment of certain patients with severe SCD in May 2014.  In January 2015, the FDA granted Breakthrough Therapy designation to our LentiGlobin product candidate for the treatment of transfusion-dependent patients with β-thalassemia major.

We are conducting a Phase II/III clinical study, called the Starbeam Study, of our Lenti-D product candidate, to evaluate its safety and efficacy in pediatric and adolescent subjects with CALD.  We are also conducting an observational study of subjects with CALD treated by allogeneic hematopoietic stem-cell transplant (ALD-103). Our Lenti-D product candidate has been granted Orphan Drug status by the FDA and the EMA for the treatment of adrenoleukodystrophy.

In February 2016, we initiated a Phase I clinical study in the United States (CRB-401) of our bb2121 product candidate for the treatment of relapsed/refractory multiple myeloma. bb2121 is the lead CAR T cell-based immunotherapy product candidate from our collaboration with Celgene Corporation, or Celgene. The collaboration has focused on applying gene therapy technology to genetically modify a patient’s own T cells to target and destroy cancer cells. T cells modified to express a CAR have been shown by academic and corporate researchers to have beneficial effects in human clinical trials for patients with a variety of lymphomas. We have licensed to Celgene the right to develop and commercialize our bb2121 product candidate following the completion of the ongoing Phase I clinical study, and we may exercise our option to co-develop and co-promote this product candidate.

In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing technology platform and cell signaling technology, and have integrated these technologies and research team and expanded our related discovery research efforts.  We are focused on utilizing homing endonuclease and megaTAL gene editing technologies in a variety of potential applications and disease areas, including for oncology and hematology.  Homing endonucleases and MegaTALs are novel enzymes that provide a highly specific and efficient way to modify DNA sequences to silence, edit or insert genetic components to potentially treat a variety of diseases.

Our gene therapy platform is based on viral vectors that utilize a modified, non-replicating version of the Human Immunodeficiency Virus Type 1, or HIV-1, that has been stripped of all of the components required for it to self-replicate and infect additional cells. HIV-1 is part of the lentivirus family of viruses, and we refer to our vectors as lentiviral vectors. Our lentiviral vectors are used to introduce a functional copy of a gene to the patient’s own isolated blood stem cells, called hematopoietic stem cells, or HSCs, which reside in a patient’s bone marrow and are capable of differentiating into a wide range of cell types. HSCs are dividing cells, thus our approach allows for sustained expression of the modified gene as we are able to take advantage of a lifetime of replication of the gene-modified HSCs.  Additionally, we have developed a proprietary cell-based vector manufacturing process that is both reproducible and scalable. We believe our innovations in viral vector design and related manufacturing processes are important steps towards advancing the field of gene therapy and in realizing its full potential on a commercial scale.

Utilizing our gene therapy platform, we are developing product candidates comprising the patient’s own gene-modified HSCs. Clinical proof-of-concept already exists for allogeneic hematopoietic stem cell transplant, or HSCT, an approach of treating a patient with HSCs contributed by a donor other than the patient that contain the properly functioning copy of the gene whose mutation has caused the underlying disease.  However, this approach has significant limitations, including difficulties in finding appropriate genetically-matched donors and the risk of transplant-related rejection, graft-versus-host disease, or GVHD, and mortality, and is therefore typically only available on a limited basis. Our approach is intended to address the significant limitations of allogeneic HSCT while utilizing existing stem cell transplant infrastructure and processes. Also, because our approach has the potential to drive sustained expression of the functional protein encoded by the gene insert after potentially a single-administration, we believe the value proposition offered by our product candidates for patients, families, health care providers and payors would be significant.

Although our initial focus for HSCs is in TDT, severe SCD and CALD, and for T cells is in oncology, we believe our gene therapy platform has broad therapeutic potential in a variety of indications. We believe that our vectors can be used to introduce virtually any gene into a cell and have the potential to be manufactured on a commercial scale reproducibly and reliably, as each new vector is produced using substantially the same process. We also take advantage of lentivirus’ ability to transduce HSCs more efficiently than other vectors, such as those derived from another virus used in gene therapy approaches, called adeno-associated virus, or AAV, which gives us the potential to address diseases in a variety of cell lineages beyond those that are derived from HSCs, such as microglia (useful for CALD), red blood cells (useful for ß-thalassemia and SCD), T cells (useful for cancer and immunology) and others.

Our gene therapy platform and proprietary lentiviral vectors

Our gene therapy product candidates for severe genetic and rare diseases and in oncology are being developed based on a simple notion: to genetically modify a patient’s own cells to fundamentally correct or address the genetic basis underlying a disease. Although the notion of gene transfer to a patient’s own cells is simple, the processes of developing viral vectors capable of delivering the genetic material and inserting gene sequences safely into a patient’s target cells is highly technical and demands significant expertise, experience and know-how.  Leveraging our extensive expertise in viral vector design and manufacturing and transduction, we have developed a gene therapy platform that we believe is broadly applicable in a variety of indications with significant unmet medical need.

The success of a gene therapy platform is highly dependent on the type of delivery system used. Our platform is based upon an ex vivo viral delivery system whereby a certain type of virus delivers the DNA that it is carrying into a cell and inserts this DNA into the cell’s genome. We have developed significant expertise in designing a particular type of vector delivery system employing a lentivirus for use in gene therapy and have also developed and in-licensed relevant intellectual property, including know-how, related to lentiviral vectors. Our lentiviral construct design includes only the minimal viral components of HIV-1 required to enable the vector to undergo one round of replication within the cell during manufacturing and subsequently to enter the target cells and deliver the gene that it is carrying.

We believe that our lentiviral vectors are particularly well-suited for treating a number of diseases and have certain advantages over other viral vectors used in developing gene therapy products, including:

•

Sustained expression—Unlike other vectors based on viruses such as AAV, lentiviral vectors are capable of integrating the functional gene they carry into the DNA of the target cell’s genome. As such, they are well-suited to introduce a sustained therapeutic effect in dividing cells because the gene sequence introduced by the lentiviral vector will be replicated with the rest of the cell’s chromosomal DNA and subsequent dividing cells will also carry the newly inserted gene sequence. Other vector platforms that take advantage of different viruses introduce genes into cells but they don’t actively integrate into a cell’s DNA and require many viral events to transform a cell.

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

Hematopoietic Stem Cells (HSCs)

Our gene therapy platform takes advantage of lentiviral vectors’ ability to stably integrate into the target cell’s genome by focusing on diseases we can treat through genetic modification of HSCs, which when reintroduced back into the patient, differentiate into numerous other cell lineages, as depicted below. We believe our initial clinical indications—CALD, TDT and severe SCD—can all be treated by introducing a specific functional gene into HSCs taken from the patient to correct the gene defect responsible for the disease.

HSCs are dividing stem cells that are permanently found in a patient’s bone marrow and are an ongoing replacement source of mature cell types as they die off. HSCs produce progeny cells, called progenitors, that differentiate into all of the cellular elements that compose the blood, including red blood cells (useful for ß-thalassemia and SCD), microglia (useful for CALD), T cells (useful for cancer and immunology) and others. As such, all progenitors derived from a single gene therapy-modified HSC will carry the same corrective genetic modification, which we believe gives our approach the potential to deliver life-long clinical benefits based on a single therapeutic administration.

Our therapeutic approach in HSCs

The delivery of a gene therapy product in HSCs requires several steps. Importantly, our approach seeks to leverage cell transplant procedures and infrastructure already widely used in the clinic for allogeneic HSCT.

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

2.

For the treatment of severe genetic and rare diseases, a sample of the patient’s own HSCs is extracted and isolated through a standard process known as apheresis, where HSCs are first mobilized into the blood stream from the bone marrow using a routinely-used pharmaceutical agent and then collected from the patient’s blood.  In some cases, such as for the treatment of severe SCD, HSCs are extracted directly from the patient’s bone marrow.

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

4.

Prior to administering our drug product, the patient undergoes a standard myeloablation procedure (also used in allogeneic HSCT) to remove endogenous bone marrow cells. The modified HSCs are then re-infused back into the patient (approximately one to two months after initial extraction of the patient’s HSCs) and begin re-populating a portion of the bone marrow as permanently modified HSCs in a process known as engraftment. The engrafted HSCs will go on to give rise to progenitor cell types with the functional gene.

Our therapeutic approach in T cell-based immunotherapy

Similarly to our therapeutic approach in HSCs, the delivery of modified T cell products requires several steps. Importantly, our approach seeks to leverage cell transplant procedures and infrastructure already widely used in the clinic for allogeneic bone marrow transplant.

1.

We produce our lentiviral vector by co-transfecting a packaging cell line with multiple plasmids that separately encode the various components of the virus as well as the tumor-targeting protein the viral vector will carry.

2.

For the treatment of cancer, a sample of the patient’s own white blood cells is extracted and isolated through a standard process known as leukapheresis, in which white blood cells are separated from the remaining fractions of the patient’s blood.

3.

The lentiviral vector is mixed with the patient’s white blood cells, which include T cells, ex vivo. This leads to the insertion of the gene encoding a CAR into the T cells’ existing DNA, thus creating a population of modified T cells expressing a CAR or TCR. The cells are then washed to remove any remnants of the viral vector or culture media and expanded to increase the number of modified T cells to the required dosage.  These modified T cells are the therapeutic drug product that is delivered back into the patient.

4.

Prior to administering our drug product, the patient undergoes a standard lymphodepletion procedure to reduce the number of T cells that may compete with the modified T cells. The modified T cells are then re-infused back into the patient.

Our product candidate pipeline

We are developing our LentiGlobin product candidate to treat patients with TDT and severe SCD. We are conducting two Phase I/II clinical studies in the United States, Australia, and Thailand and in France, called the Northstar and HGB-205 studies, respectively, of our LentiGlobin product candidate to evaluate its safety and efficacy in subjects with TDT and severe SCD. We have initiated a Phase I clinical study in the United States, called the HGB-206 study, to evaluate the safety and efficacy of our LentiGlobin product candidate in subjects with severe SCD. We are developing our Lenti-D product candidate to treat patients with CALD, the most severe form of ALD. We are also currently conducting a Phase II/III clinical study of our Lenti-D product candidate in the United States, which we refer to as the Starbeam Study, to examine the safety and efficacy of our Lenti-D product candidate in preserving neurological function and stabilizing cerebral demyelination in subjects with CALD.

We are also pursuing opportunities to apply our gene therapy platform technologies in the field of immunotherapy in oncology by genetically modifying a patient’s own T cells to target and destroy cancer cells. Our collaboration with Celgene focuses on CAR T cell therapy, which has been shown by academic and corporate researchers to have beneficial effects in clinical trials for patients with a variety of lymphomas. Our collaboration with Celgene is focused on product candidates directed against BCMA, a protein expressed on the surface of multiple myeloma cells and plasma cells. In February 2016, we initiated a Phase I clinical study (CRB-401) to evaluate the safety and effectiveness of our bb2121 product candidate, the lead product candidate from this collaboration, in the treatment of relapsed/refractory multiple myeloma. Celgene has exercised its option to exclusively license our bb2121 product candidate, while we have retained an option to co-develop and co-promote this product candidate. We are also collaborating with Kite Pharma, Inc. in the development of a second-generation T cell receptor, or TCR, T cell therapy against HPV-16 E6 antigen, which is related to certain cancers associated with the human papilloma virus.

Our LentiGlobin product candidate opportunity

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

The clinical course of ß-thalassemia correlates with the degree of globin chain imbalance. Nearly 200 different mutations have been described in patients with ß-thalassemia. The clinical presentation varies widely, dependent largely upon the type of inherited mutation. Mutations can be categorized as those which result in no functional ß-globin production (ß°) and those which result in decreased functional ß-globin production (ß+). TDT refers to any mutation pairing that results in the need for chronic transfusions due to severe anemia, and is the clinical finding in most patients with ß°/ß° genotype as well as many patients with other genotypes resulting in abnormal ß-globin production, such as the ß°/ß+ and ß+/ß+ genotypes. Affected patients produce as little as one to seven g/dL of hemoglobin (while a normal adult produces 12-18 g/dL of hemoglobin). Hemoglobin E (ßE), which is another ß-globin mutation and is usually asymptomatic, can also result in TDT when paired with the ß° or ß+ mutations.

ß-thalassemia is concentrated in populations of Mediterranean, South and Southeast Asian and Middle Eastern descent. It has been estimated that about 1.5% (80 to 90 million people) of the global population are carriers of ß-thalassemia, with about 60,000 symptomatic individuals born annually, the great majority in the developing world, while the condition is considered rare in the United States and Europe. According to Thalassemia International Federation, about 288,000 patients with TDT are alive and registered as receiving regular treatment around the world, of which it is estimated that about 15,000 live in the United States and Europe. Due to the rarity of this disease in the United States, published research on the prevalence of ß-thalassemia in the United States is limited.

Limitations of current treatment options

In geographies where treatment is available, patients with TDT receive chronic blood transfusion regimens. These regimens consist of infusions with units of packed RBC, or pRBC, every three to five weeks, the timing of which is aimed at maintaining hemoglobin levels and controlling symptoms of the disease. While chronic blood transfusions can be effective at minimizing the symptoms of TDT, they often lead to iron overload, which over time leads to mortality through iron-associated heart and liver toxicity. To prevent iron overload-associated risks, patients must adhere to therapeutic iron chelation regimens to reduce the iron overload. Poor compliance with chelation regimens remains a key challenge; it is estimated that with typical compliance, the overall life expectancy for a patient with TDT is significantly reduced compared to the general population. Even patients who are compliant with transfusion and iron chelation regimens can experience a reduced quality of life due to the burden and side effects of therapy and the fluctuating levels of hemoglobin on a month-to-month basis.

The only potentially curative therapy for ß-thalassemia today is allogeneic HSCT. However, complications of allogeneic HSCT include a 10-30% risk of engraftment failure in Human-Leukocyte-Antigen, or HLA, matched patients, a 12-16% incidence of life-threatening infection, and an approximately 30% risk of GVHD, a common complication in which donor immune cells (white blood cells in the graft) recognize the cells of the recipient (the host) as “foreign” and attack them. As a result of these safety challenges, allogeneic HSCT can lead to significant mortality rates, particularly for patients treated with cells from a donor who is not a matched sibling, and in older patients. Consequently, transplants are offered primarily to pediatric patients with a matched sibling donor, which occurs in less than 25% of all cases. In addition, because of the need for immunosuppression following allogeneic HSCT, there is a risk of opportunistic infections and other serious side effects associated with immunosuppressive drugs. Overall, TDT remains a devastating disease with an unmet medical need.

In many developing countries where ß-thalassemia is more prevalent, such as Thailand, the lack of readily available chronic blood transfusions and optimal iron chelation regimens represents a significant societal challenge. In these countries, children with TDT have a poor prognosis and experience growth retardation, hepatosplenomegaly, or enlargement of the spleen, and skeletal deformities resulting from extra-medullary hematopoiesis. Ultimately, premature death is not uncommon. We believe that alternative therapies, such as those represented by our gene therapy approach, could offer a potential solution to the challenges of treating ß-thalassemia patients across the world.

Sickle cell disease

Overview

Sickle cell disease, or SCD, is a hereditary blood disorder resulting from a mutation in the ß-globin gene that causes polymerization of hemoglobin proteins and abnormal red blood cell function. The disease is characterized by anemia, vaso-occlusive pain crisis (a common complication of SCD in which there is severe pain due to obstructed blood flow in the bones, joints, lungs, liver, spleen, kidney, eye, or central nervous system), infections, stroke, overall poor quality of life and early death in a large subset of patients. Under low-oxygen conditions, which are exacerbated by the RBC abnormalities, the mutant hemoglobin aggregates causing the RBCs to take on a sickle shape (sickle cells), which causes them to aggregate and obstruct small blood vessels, thereby restricting blood flow to organs resulting in pain, cell death and organ damage. If oxygen levels are restored, the hemoglobin can disaggregate and the RBCs will return to their normal shape, but over time, the sickling damages the cell membrane and the cells fail to return to the normal shape even in high-oxygen conditions. Additionally, the sickle-shaped RBCs tend to rupture more easily, often resulting in damage to the blood vessels and iron overload that can ultimately lead to organ failure and death.

SCD is concentrated in populations of African, Middle Eastern and South Asian descent. The global incidence of SCD is estimated to be 250,000-300,000 births annually, and the global prevalence of the disease is estimated to be about 20-25 million. In the United States, where SCD is a standard part of many states’ newborn screening procedures, the incidence is more than 1,600 births annually with an estimated prevalence of 100,000 individuals.

Limitations of current treatment options

Where adequate medical care is available, common treatments for patients with SCD largely revolve around management and prevention of acute sickling episodes. Chronic management may include hydroxyurea and, in certain cases, chronic transfusions. Hydroxyurea is currently the only medication approved for the treatment of severe SCD and is recommended for patients with recurrent episodes of acute pain or specific frequencies of painful crises or life-threatening complications. Not all severe SCD patients respond to hydroxyurea however, or are able to tolerate the cytotoxic effect of reduced white blood cell and platelet counts. Thus, a significant number of patients with SCD find it difficult to adhere to hydroxyurea treatment, and for most patients there is no effective long-term treatment.

RBC transfusion therapy can be utilized to maintain the level of sickling hemoglobin below 30%, which decreases sickling of RBCs, increases their oxygen-carrying capacity, reduces the risk of recurrent stroke, and decreases the incidence of associated co-morbidities. While standard blood transfusions are often used to achieve this goal, especially during acute episodes, exchange transfusions offer better control of blood volume and viscosity while decreasing the risk of transfusion-related haemochromatosis and iron overload in the chronic setting. While transfusion therapy can be critical in the management of acute disease, and can be vital in preventing some of the chronic manifestations of severe SCD, it does not provide equal benefit to all patients.

Similar to TDT, the only potentially curative therapy currently available for SCD is allogeneic HSCT, however because of the significant risk of transplant-related morbidity and mortality, this option is usually offered primarily to pediatric patients with available sibling-matched donors. It is particularly difficult to find suitable donors for individuals of African descent, and it is estimated that approximately 10% of eligible patients do so. In light of these factors, we believe SCD is a devastating disease with a significant unmet medical need.

Our LentiGlobin product candidate

We are developing our LentiGlobin product candidate as a potential one-time treatment for both TDT and severe SCD. Our approach involves the ex vivo insertion of a single codon variant of the normal ß-globin gene using a lentiviral vector into the patient’s own HSCs to enable formation of normally functioning hemoglobin A and normal RBCs in patients. Importantly, this codon variant, referred to as T87Q, also serves as a distinct biomarker used to quantify expression levels of the functional ß-globin protein in patients with TDT and severe SCD, while also providing anti-sickling properties in the context of SCD. We refer to the HSCs that have undergone gene modification ex vivo as the final LentiGlobin drug product, or our LentiGlobin product candidate.

We are conducting two Phase I/II clinical studies of our LentiGlobin product candidate, to evaluate its safety and efficacy in subjects with TDT. In December 2013, we announced that the first subject with TDT had been treated in our French study of our LentiGlobin product candidate, called the HGB-205 study, which also permits the enrollment of subjects with severe SCD. In October 2014, we announced that the first subject with severe SCD had been treated in the HGB-205 study. In March 2014, we announced that the first subject with TDT had been treated in our other study of our LentiGlobin product candidate being conducted in the United States, Australia and Thailand, called the Northstar Study. We presented interim results from both the HGB-205 study and the Northstar Study at the American Society of Hematology Annual Meeting in December 2015.

We have initiated a Phase I clinical study in the United States, called the HGB-206 Study, to evaluate the safety and efficacy of our LentiGlobin product candidate in subjects with severe SCD. Additionally, we are in discussions with the FDA regarding our planned Phase III clinical studies for the treatment of TDT in subjects who do not have the ß°/ß° genotype. We believe that data from these studies, together with data from the ongoing Northstar and HGB-205 studies could form the basis for a biologics licensing application, or BLA, submission for our LentiGlobin product candidate in the United States. These planned clinical studies could support an accelerated approval, with post-approval confirmatory evidence to be provided with longer-term follow-up of these studies.

Our LentiGlobin product candidate has been granted Orphan Drug status by the FDA and EMA for both β-thalassemia and SCD. Our LentiGlobin product candidate was granted Fast-Track designation by the FDA for the treatment of β-thalassemia major in January 2013 and for the treatment of certain patients with severe SCD in May 2014.  In January 2015, the FDA granted Breakthrough Therapy designation to our LentiGlobin product candidate for the treatment of transfusion-dependent patients with β-thalassemia major. We are participating in the EMA’s Adaptive Pathways pilot program (formerly referred to as Adaptive Licensing), which is part of the EMA’s effort to improve timely access for patients to new medicines. Based on our discussions involving the EMA, European Health Technology Assessment agencies and patient advocacy organizations as part of this program, we believe it is possible to seek conditional approval for the treatment of adults and adolescents with TDT on the basis of the totality of the clinical data, in particular reduction in transfusion need, from the ongoing Northstar study and supportive HGB-205 study, assuming these studies demonstrate acceptable efficacy and safety. We believe that conversion to full approval would be subject to the successful completion of our planned Phase III clinical studies, supportive long-term follow-up data and “real-life” post-approval monitoring data. Whether or not our clinical data are sufficient to support conditional, and ultimately full, approval will be a review decision by the EMA.

Clinical development of our LentiGlobin product candidate

The HGB-205 Phase I/II clinical study for TDT and severe SCD

The HGB-205 study is a Phase I/II clinical study to examine the safety and efficacy of our LentiGlobin product candidate in up to seven subjects with a diagnosis of TDT or severe SCD. Study subjects must be between five and 35 years of age with a diagnosis of TDT or severe SCD. In December 2013, we announced that the first subject with TDT had been treated in the HGB-205 study and in October 2014 we announced that the first subject with severe SCD had been treated in the European HGB-205 study. To be enrolled, subjects with TDT must have received at least 100 mL/kg/year of pRBCs per year for the past two years. Those with severe SCD must have failed to achieve clinical benefit from treatment with hydroxyurea and have an additional poor prognostic risk factor (e.g., recurrent vaso-occlusive crises or acute chest syndromes). All subjects must be eligible for allogeneic HSCT, but without a matched sibling allogeneic HSCT donor.

For all subjects, efficacy will be measured by RBC transfusion requirements per month and per year, post-transplant and the number of total in-patient hospitalization days (post-transplant discharge) at six, 12 and 24 months. For severe SCD patients only, efficacy will be measured by the number of vaso-occlusive crises or acute chest syndrome events at six, 12 and 24 months and evaluation of changes in the nature or frequency of the subject-specific main inclusion criteria.

Safety evaluations to be performed during the study include success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any subject and characterization of events of insertional mutagenesis leading to clonal dominance or leukemia.

Interim Clinical Data from the HGB-205 Study

In December 2015, we presented interim clinical data from the HGB-205 study at the Annual Meeting of the American Society of Hematology, or ASH.  As of the data cut-off date of November 10, 2015, four subjects with TDT and one subject with severe SCD had undergone infusion with LentiGlobin drug product in the HGB-205 study. The two subjects with TDT for which we have at least 12 months of follow up data achieved rapid transfusion independence with near-normal hemoglobin levels and are producing steadily increasing amounts of ßA-T87Q-globin, similar to what may be expected from a successful allogeneic transplant. As of November 10, 2015, these two subjects had been free from the need for transfusions for 23.4 months and 20.1 months, respectively. An additional two patients with TDT had been infused, although it was too early to draw any meaningful efficacy conclusions. At their most recent follow ups, three months and one month, respectively, these patients were producing measurable levels of ß-T87Q-globin.  At the twelve-month post-infusion follow up for the subject with severe SCD, the proportion of anti-sickling hemoglobin accounted for 49 percent of all hemoglobin production, which is above the 30 percent threshold expected to potentially achieve a disease-modifying clinical effect. Prior to infusion, this subject required chronic blood transfusions. Since infusion with LentiGlobin drug product, this subject was successfully weaned off of transfusions and has remained transfusion free for more than nine months. Since infusion, this subject has had no hospitalizations or acute SCD-related events.   In this study, treatment with our LentiGlobin product candidate has been well tolerated, with no drug product-related adverse events observed as of November 10, 2015. Below is a table summarizing the interim clinical data from the HGB-205 study presented at the ASH annual meeting in December 2015:

	TDT				Severe SCD
Patient	1201	1202	1203	1206	1204
Enrollment age	18	16	19	17	13
Genotype	β0/ βE	β0/βE	homozygous IVS1 nt 110 G>A	β0/βE	βS/βS
Transfusion requirements prior to study entry (mls/kg/year)	139	188	176	197	170
CD34+ VCN	1.5	2.1	0.8	1.1	1.2/1.0*
CD34+ cell count (x106/kg)	8.9	13.6	8.8	12.0	5.6
Days to neutrophil engraftment	Day +13	Day +15	Day +28	Day +16	Day +37
HbAT87Q/total Hb (g/dL)	7.9/10.8	10.3/13.1	4.3/8.0	2.1/10.6	5.5/11.7
Last study follow up visit (months)**	21	18	4.5	1	12

*VCN is an abbreviation for Vector Copy Number, which is a measurement of the mean number of viral vectors in a population of cells, in this case, of the LentiGlobin drug product prior to infusion of the study subject.   If more than one drug product was manufactured for a subject, the VCN of each drug product lot is quantified and the cell count is combined.

**Last scheduled study visit for which results were available as of November 10, 2015.

It should be noted that these data presented above are current as of the dates presented, are preliminary in nature and the HGB-205 study is not complete. There is limited data concerning long-term safety and efficacy following treatment with our LentiGlobin product candidate. These data may not continue for these subjects or be repeated or observed in ongoing or future studies involving our LentiGlobin product candidate, including the HGB-205 study, the Northstar Study or the HGB-206 study. It is possible that subjects for whom transfusion support has been reduced or eliminated may receive transfusion support in the future.

The Northstar Phase I/II clinical study for TDT

The Northstar Study is a single-dose, open-label, non-randomized, multi-site Phase I/II clinical study in the United States, Australia and Thailand to evaluate the safety and efficacy of the LentiGlobin product candidate in increasing hemoglobin production and eliminating or reducing transfusion dependence following treatment. In March 2014, we announced that the first subject with TDT had been treated in our Northstar Study.

Up to 18 adults and adolescents will be enrolled in the study. Study subjects must be between 12 and 35 years of age with a diagnosis of TDT and receive at least 100 mL/kg/year of pRBCs or greater than or equal to eight transfusions of pRBCs per year in each of the two years preceding enrollment. The subjects must also be eligible for allogeneic HSCT.

Efficacy will be evaluated primarily by the production of ≥2.0 g/dL of hemoglobin A containing ßA-T87Q-globin for the six-month period between 18 and 24 months post-transplant. In order to allow for endogenous hemoglobin production following transplant, subjects will be transfused with RBCs only when total hemoglobin decreases below 7.0 g/dL. The rationale for this endpoint is that production of ≥2.0 g/dL of hemoglobin A containing ßA-T87Q-globin represents a clinically meaningful increase in endogenous hemoglobin production that would be expected to diminish transfusion requirements, and could result in transfusion independence in TDT subjects.

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

Interim Clinical Data from the Northstar Study

In December 2015, we presented interim clinical data from the Northstar Study at the ASH Annual Meeting.  As of the data cut-off date of October 28, 2015, 13 subjects with TDT had undergone infusion with LentiGlobin drug product in the Northstar Study. As of October 28, 2015, nine of these subjects had at least six months follow up following infusion. The median ßA-T87Q production range for these nine subjects was 4.9 g/dL, and was 4.9 g/dL among the five subjects with the non-β0/β0 genotypes, and was 5.0 g/dL among the four subjects with the β0/β0 genotype. The five subjects with non-β0/β0 genotypes with at least six months follow up have been free from the need for transfusions, ranging from 7.1 to 16.4 months of ongoing transfusion independence. The four subjects with the β0/β0 genotype experienced a reduction in transfusion volume from 33 percent to 100 percent. In the Northstar Study, treatment with our LentiGlobin product candidate has been consistent with autologous transplantation, with no drug product-related Grade 3 or greater adverse events observed as of October 28, 2015.

It should be noted that these data presented above are current as of the dates presented, are preliminary in nature and the Northstar Study is not complete. There is limited data concerning long-term safety and efficacy following treatment with our LentiGlobin product candidate. These data may not continue for these subjects or be repeated or observed in ongoing or future studies involving our LentiGlobin product candidate, including the HGB-205 study, the Northstar Study or the HGB-206 study. It is possible that subjects for whom transfusion support has been reduced or eliminated may receive transfusion support in the future.

The HGB-206 clinical study for severe sickle cell disease

The HGB-206 Study is a single-dose, open-label, non-randomized, multi-site Phase I clinical study in the United States to evaluate the safety and efficacy of the LentiGlobin product candidate to treat severe SCD.

Up to 20 adults will be enrolled in the study. Study subjects must be ≥18 years of age with a diagnosis of sickle cell disease, with either βS/βS or βS/β0 genotype. The sickle cell disease must be severe, as defined by recurrent severe vaso-occlusive events, acute chest syndrome, history of an overt stroke, or echocardiographic evidence of an elevated tricuspid regurgitation jet velocity, an indicator of pulmonary hypertension, and subjects must have failed to achieve clinical benefit from treatment with hydroxyurea.  The subjects must also be eligible for HSCT.

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

Preliminary Clinical Data from the HGB-206 Study

In December 2015, we presented preliminary clinical data from the HGB-206 study at the ASH Annual Meeting. As of the data cut-off date of November 17, 2015, LentiGlobin drug product had been manufactured for four patients with severe SCD, and three of the patients had been infused. The two subjects with at least three months of follow-up data show a gradual increase in hemoglobin A containing ßA-T87Q level post-infusion. The safety profile in the infused patients in the HGB-206 study is consistent with autologous transplantation and no drug product-related adverse events were observed as of November 17, 2015. Below is a table summarizing the preliminary clinical data from the HGB-206 study presented at the ASH annual meeting in December 2015.

Patient	1301	1303	1306
Enrollment age	25	42	20
CD34+ VCN	0.6/0.5	1.3	0.6
CD34+ cell count (x106/kg)	2.6	2.8	2.1
Days to neutrophil engraftment	Day +18	Day +16	--
HbAT87Q/total Hb (g/dL)	0.3 / 8.5	1.0 / 8.6	--
Last study follow up visit (months)*	3	4.5	<1

* Last scheduled study visit for which results were available as of November 17, 2015.

The safety profile in the infused patients in the HGB-206 Study is consistent with autologous transplantation and no drug product-related grade 3 or greater adverse events observed as of November 17, 2015.

It should be noted that these data presented above are current as of the dates presented, are preliminary in nature and the HGB-206 study is not complete. There is limited data concerning long-term safety and efficacy following treatment with our LentiGlobin drug product. These data may not continue for these subjects or be repeated or observed in ongoing or future studies involving our LentiGlobin product candidate, including the HGB-205 study, the Northstar Study, or the HGB-206 study in severe SCD. It is possible that subjects for whom transfusion support has been reduced or eliminated may receive transfusion support in the future.

Our planned Phase III clinical studies for TDT

We have discussed the designs of two planned Phase III clinical studies of our LentiGlobin product candidate with the FDA and EMA. Our planned HGB-207 study will be a single-dose, open-label, non-randomized, global, multi-site Phase III clinical study to evaluate the safety and efficacy of the LentiGlobin product candidate to treat TDT. Our HGB-207 study is currently planned to enroll up to 15 adult and adolescent subjects. Participants in this study must have a diagnosis of TDT and have non-β0/ β0 genotypes.  They must also be eligible for HSCT. Efficacy in this study will be evaluated primarily by 12 consecutive months of transfusion independence. Subjects will be monitored by regular screening. Each subject will remain in the study for approximately 24 months of follow-up and will then be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond 24 months. As required of all gene therapy clinical trials, we filed the clinical study protocol for our HGB-207 study with the Recombinant DNA Advisory Committee, or RAC, convened by the National Institutes of Health, or NIH. The RAC notified us that our HGB-207 study does not require an in-depth review or public RAC discussion. We intend to begin initiating our HGB-207 study in late 2016.

We are also considering initiating an additional Phase III clinical study in pediatric subjects who have a diagnosis of TDT, which we have referred to as the HGB-208 study. Based upon the proposed protocol for the HGB-208 study filed with the RAC, the RAC notified us in 2015 that it recommends delay of the initiation of a Phase III pediatric clinical study for one to two years. We intend to continue to work closely with regulatory authorities and our clinical study sites to evaluate our plans for both the HGB-207 study and for studying our LentiGlobin product candidate in pediatric subjects.

Our Lenti-D product candidate opportunity

Adrenoleukodystrophy

Adrenoleukodystrophy is a rare X-linked, inherited, neurological disorder that is often fatal. ALD is caused by mutations in the ABCD1 gene which encodes for a protein called the ALD protein, or ALDP, which plays a critical role in the breakdown and metabolism of very long-chain fatty acids, or VLCFA. Without functional ALDP, VLCFA accumulate in cells throughout the body, including in the brain, spinal cord and adrenal glands.  The build-up of VLCFAs causes damage to the myelin sheath, a protective and insulating membrane that surrounds nerve cells, in the brain. This damage can result in decreased motor coordination and function, visual and hearing disturbances, the loss of cognitive function, dementia, seizures, and other complications, including death. The worldwide incidence rate for ALD is approximately one in 17,000 newborns.

ALD is divided into various sub-segments with two main phenotypes that impact brain function:

•

CALD (Cerebral adrenoleukodystrophy): The most severe form of ALD is CALD. CALD is characterized by progressive destruction of myelin, leading to severe loss of neurological function and eventual death. About 30-40% of patients with ALD are young boys affected by CALD. In boys affected by CALD, learning and behavioral problems are often observed in mid-childhood between the ages of 3 and 15 years (median age 7). In the absence of intervention, boys affected by CALD typically experience rapid degeneration into vegetative state, and ultimately death within a decade of diagnosis.

•

AMN (Adrenomyeloneuropathy): AMN, which typically develops in adults aged 21 years and older, is the most common neurological form of ALD. All patients with AMN present with more slowly progressive symptoms resulting from (non-inflammatory) disruption of the axons (which are a fundamental component of the central nervous system that allows nerve signals to be transmitted in the spinal cord). Approximately 45-60% of patients diagnosed with AMN converts to CALD during their lifetime after age 18.

Limitations of current treatment options

There is a clear unmet medical need for patients with the cerebral phenotype of ALD. Currently, the only effective treatment option for patients with CALD is allogeneic HSCT. In this procedure, the patient is treated with HSCs containing a functioning copy of the gene contributed by a donor other than the patient. Allogeneic HSCT has also been shown to have potential clinical benefit in CALD affecting both children and adults.

Allogeneic HSCT is preferably performed early in the course of the disease, ideally using an unaffected matched sibling HSC donor to minimize complications. However, the majority of allogeneic HSCT procedures for CALD are carried out with non-sibling matched donor cells, partially matched related or unrelated donor cells including umbilical cord blood cells because a matched sibling donor is not available in most cases. The difficulty of finding a suitable sibling-matched donor is one of the primary drawbacks of this approach. Complications of allogeneic HSCT include a significant risk of morbidity and mortality related to immunosuppressive medications, graft failure, GVHD and opportunistic infections, particularly in patients who undergo non-sibling-matched allogeneic HSCT.

Moreover, of the approximately 80 boys who are born with CALD each year in the United States and European Union, we estimate that approximately 50% may have disease so advanced at the time of diagnosis that a beneficial outcome from treatment would be unlikely. This is attributed to rapid disease progression and difficulty with early diagnosis, as the initial presentation of the signs and symptoms of CALD are frequently misdiagnosed. Newborn screening through a simple and inexpensive blood test can enable earlier detection of CALD and is available in several states. Based in part on the fact that several states have approved or are currently considering universal newborn screening for ALD, it is our expectation that newborn screening will be broadly adopted in the United States within the next five years, and potentially elsewhere, providing for the opportunity to identify more boys for proactive monitoring of disease symptoms and early disease intervention.

Our Lenti-D product candidate

We are developing our Lenti-D product candidate as a potential one-time treatment to halt the progression of CALD. Our approach involves the ex vivo insertion of a functional copy of the ABCD1 gene via an HIV-1 based lentiviral vector into the patient’s own HSCs to correct the aberrant expression of ALDP in patients with CALD. Upon successful engraftment of our Lenti-D product candidate, we expect that microglia in the brain derived from the transduced HSCs will correct the metabolic abnormalities resulting from excess VLCFA and stabilize the demyelination and cerebral inflammation characteristic of CALD.

We treated the first subject in the Starbeam Study in the United States in 2013. If successful, and pending further discussion with the regulatory authorities, the results from the Starbeam Study could potentially form the basis of a BLA submission to the FDA and an MAA to the EMA for this product candidate. However, there can be no assurance that the FDA and the EMA will not require additional studies before the approval of a BLA or MAA, respectively. The FDA has advised us that the Starbeam Study may not be deemed to be a pivotal study or may not provide sufficient support for a BLA submission. The FDA normally requires two pivotal clinical studies to approve a drug or biologic product, and thus the FDA may require that we conduct additional clinical studies of Lenti-D prior to a BLA submission. Lenti-D has been granted Orphan Drug status by the FDA and EMA for adrenoleukodystrophy.

Clinical development of our Lenti-D product candidate

Completed non-interventional retrospective study (the ALD-101 Study)

Due to the rarity of CALD,  allogeneic HSCT has historically not been subject to extensive analysis in controlled clinical studies, so progression of the disease and the efficacy and safety profile of allogeneic HSCT is largely absent from the current scientific literature. In order to properly design future clinical studies of Lenti-D and interpret the efficacy and safety results thereof, at the recommendation of the FDA, we performed a non-interventional retrospective data collection study to assess the natural course of disease in CALD patients that were left untreated, which we refer to as the untreated group or cohort, in comparison to the efficacy and safety data obtained from patients that received allogeneic HSCT, which we refer to as the treated cohort. A non-interventional retrospective data collection study involves an examination of historical clinical records from patients in order to assess the typical course of the condition and the efficacy and safety of treatment options. In the study, we collected survival, functional and neuropsychological assessments and neuroimaging data for both treated and untreated patients, as available; however, given the retrospective nature of the study, we were not able to collect comprehensive data for all subjects.

For this study, we collected data from four U.S. sites and one French site on a total of 137 subjects, 72 of whom were untreated and 65 of whom were treated with allogeneic HSCT. To our knowledge, the ALD-101 Study is the most comprehensive study ever conducted to characterize clinical outcomes in untreated and allogeneic HSCT-treated CALD patient populations.

Three primary clinical measurements of CALD disease progression

The findings from the ALD-101 Study suggest that, although there are a wide number of cognitive, behavioral, functional and radiological modalities utilized to assess patients with CALD, three are utilized most widely and consistently:

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

Among the 15 functional domains in the NFS scale, we consider six to be of particular clinical importance because when these neurological abnormalities occur, a patient’s ability to function independently is severely compromised. These particular deficiencies, which we define as Major Functional Disabilities, or MFDs, are loss of communication, complete loss of voluntary movement, cortical blindness, requirement for tube feeding, wheelchair dependence and total incontinence.

•

The Loes score. The Loes score is a 34-point scale specifically designed to objectively measure the extent of central nervous system disease burden based on brain magnetic resonance imaging, or MRI, studies. The Loes score measures the extent and location of brain abnormalities such as the presence of white matter changes, degree of demyelination and the presence of focal or global atrophy. A Loes score of one-half or more (i.e., the presence of any such abnormalities) indicates the cerebral form of the disease, and patients with a Loes score of 10 or more generally are not considered to be good candidates for allogeneic HSCT due to the advanced stage of the disease.

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

Summary of findings

Key findings from the ALD-101 Study are summarized below:

•

Untreated, patients with CALD progress to dismal outcomes. In the untreated cohort, the median overall survival was 92 months (7.7 years) and the estimated probability of survival at five years was 55%. Although informative, survival data must be considered in light of the fact that supportive measures may be used to sustain life after progression to a vegetative state.

•

Baseline disease severity, as assessed by NFS and Loes scores, were good predictors of survival. In both the untreated and treated cohorts, significantly lower mortality rates were seen in patients with lower baseline NFS and Loes scores than in those with higher scores.

	Mortality Rate*
	NFS≤ 1	NFS > 1	Loes ≥ 0.5 ≤ 9	Loes > 9
Untreated Cohort	42%	85%	44%	76%
Treated Cohort	12%	29%	13%	28%
*	Mortality rate determined by the number of deaths that occurred at any time through the observation period post-CALD diagnosis.

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

•

Allogeneic HSCT was associated with disease stabilization. Despite the significant risk of morbidity and mortality associated with allogeneic HSCT, successful transplantation was shown to provide clinically meaningful benefit to patients with CALD, particularly those with early-stage disease.  Of the subjects who were evaluable at 24 months post-allogeneic-HSCT, 49% (N=51) of the allogeneic-HSCT cohort remained MFD-free.  Allogeneic HSCT was also associated with resolution of gadolinium enhancement. Of those patients who would meet eligibility criteria for the Starbeam study (baseline NFS of zero or one, gadolinium-positive prior to allogeneic HSCT, baseline Loes between 0.5 and nine, inclusive and did not have a matched sibling), four of 17 (24%) patients developed an MFD within 24 months post-allogeneic HSCT.

•	Consistent with published literature, allogeneic HSCT, particularly with unmatched/unrelated donors, was associated with clinically significant morbidity and mortality.
•

Morbidity: Post-allogeneic HSCT, engraftment failure occurred in 12 of 65 (19%) patients, 10 of whom (83%) were transplanted with unrelated donor cells. Despite prophylaxis, the GVHD rate was reported in 34 of 58 evaluable subjects (59%), including acute GVHD in 26 (45%) patients and chronic GVHD in 12 (19%) patients. Due to the requirement for myeloablation prior to HSCT, the occurrence of GVHD and the requirement for immunosuppressive therapy post-allogeneic HSCT, allogeneic HSCT is associated with a substantial risk of life-threatening infection. Infections were the most commonly reported serious adverse event, with at least one serious infection reported in 19 (29%) patients post-allogeneic HSCT. The substantial morbidity associated with allogeneic HSCT for CALD supports evaluating Lenti-D in the Starbeam Study as an alternative therapeutic option that is expected to avoid the issues of immune incompatibility seen with allogeneic HSCT.

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

We believe the results from the ALD-101 Study support the proposition that, while the approach of treating a patient with genetically corrected HSCs can stabilize the progression of disease in patients with CALD, there remains a significant unmet medical need for safer therapies, particularly for patients without the option of a sibling-matched donor. We believe that many of the issues that contribute to the mortality and morbidity associated with allogeneic HSCT could be avoided using a patient’s own gene-modified HSCs. Importantly, the results from this study were also used to inform the criteria for patient and endpoint selection for our Starbeam Study.

Previous clinical experience with lentiviral gene therapy for CALD (the TG04.06.01 Study)

Between September 2006 and September 2010, four boys with a confirmed diagnosis of CALD were treated in Paris, France, in a Phase I/II study with autologous HSCs transduced ex vivo with a lentiviral vector carrying a functional ABCD1 gene before reinfusion. Short-term clinical data and biological experience with the first two treated boys was first reported in Science (2009).

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

We believe the efficacy and safety results of the TG04.06.01 Study provided clinical proof-of-concept, as the lentiviral vector used in the study shares many features with our Lenti-D vector. In addition, the results of the TG04.06.01 Study were helpful in informing the design of our Starbeam Study. The design of the Starbeam Study is built upon the observations made in the TG04.06.01 Study, but will enroll a larger number of subjects, is a multi-site trial with a different primary endpoint and in consultation with experts in the field, and has a predefined criterion for clinical success.  Additionally, with improvements we have introduced into the vector manufacturing and transduction processes, we expect to obtain a higher frequency of gene-modified HSCs in subjects treated in the Starbeam Study compared to what was achieved in the TG04.06.01 Study, which we believe should translate into improved clinical benefit by virtue of the increased expression of normally-functioning ALDP.

Phase II/III Starbeam clinical study

In October 2013, we treated the first subject in a Phase II/III clinical study, called the Starbeam Study, of our Lenti-D product candidate, to evaluate its safety and efficacy in subjects with CALD. In May 2015, we announced that we had achieved our initial enrollment target for the Starbeam Study with 18 subjects enrolled.  The study is designed as a single-dose, open-label, non-randomized, international, multi-site Phase II/III study to test the safety and efficacy of our Lenti-D product candidate in preserving neurological function and stabilizing cerebral demyelination in subjects with CALD. Subjects will be followed for 24 months post-infusion under this protocol. In accordance with applicable guidance from the FDA and EMA, we will be monitoring study subjects in a separate long-term follow up protocol to evaluate safety for up to 15 years, and will also monitor efficacy endpoints to demonstrate a sustained treatment effect. In the study, subjects must be age seventeen years or younger with a confirmed diagnosis of active CALD, including elevated levels of plasma VLCFA, a brain MRI Loes score of 0.5 to nine, inclusive, evidence of gadolinium enhancement and an NFS ≤ one. Subjects with a willing, unaffected 10/10 HLA matched sibling HSCT donor will be excluded from the study.

We have defined the primary efficacy endpoint in the Starbeam Study as the proportion of subjects who have no MFDs, as measured by NFS, at 24 months (±two months) post-infusion. Secondary efficacy evaluations, in each case measured at 24 months (±two months) post-infusion, capture the key assessments of CALD disease status, including the change from baseline in NFS and Loes score, resolution of gadolinium enhancement on MRI and determination of MFD-free survival and overall survival. The sample size for this study was not determined by formal statistical methods, but we believe it may be sufficient to demonstrate a robust effect on the binary response endpoint, where a responder is defined as a subject with no MFD at 24 months (±two months) following treatment with Lenti-D drug product. Thus, we expect the FDA and EMA will make a qualitative assessment of the efficacy and safety data from this study to evaluate whether the results are sufficient to support a BLA or MAA filing.

Safety evaluations will be performed during the study and will include evaluation of the following: success and kinetics of HSC engraftment; incidence of transplant-related mortality; detection of vector-derived replication of the lentivirus; and characterization and quantification of events related to the location of insertion of the functional gene in target cells.

If successful, we believe that the results from the Starbeam Study could form the basis of a BLA and an MAA. However, given the current number of subjects and design of the study and the qualitative/subjective assessment of the data, there can be no assurance the FDA or EMA will not require one or more additional clinical studies as a precursor to a BLA application or an MAA, respectively. The FDA has advised us that the Starbeam Study may not be deemed to be a pivotal study or may not provide sufficient support for a BLA submission. The FDA normally requires two pivotal clinical studies to approve a drug or biologic product, and thus the FDA may require that we conduct additional clinical studies of our Lenti-D product candidate prior to a BLA submission.

The ALD-103 observational study

We are also conducting an observational study of subjects with CALD treated by allogeneic HSCT referred to as the ALD-103 study.  This study will collect efficacy and safety outcomes data in patients who are undergoing allogeneic HSCT in a period that is contemporaneous with ALD-102.  We anticipate that our Lenti-D product candidate safety and efficacy will be evaluated by the FDA and EMA in light of the data collected in the Starbeam Study as well as our retrospective ALD-101 study and our observational ALD-103 study.

Our Preclinical Research Opportunities in HSCs

We believe our current gene therapy platform will enable us to develop and test new vectors based on similar viral vector backbones that carry different gene sequences for other severe genetic diseases. In this way, we believe that we can advance products efficiently through preclinical into clinical development. We may consider research and development programs targeting other monogenic, genetic diseases that involve cells derived from HSCs for use in the ex vivo setting. These programs may involve severe genetic and rare diseases that could be developed and potentially commercialized on our own.

In addition, we believe our expertise in lentiviral vector production and cell transduction also provides an opportunity to develop new lentiviral products for use in the in vivo setting. In this case, lentiviral vectors carrying certain gene sequences would be delivered directly to the disease site (e.g., to the brain, liver or eye) or into the bloodstream of the patient and, in each case, the vector would need to find the target cell in vivo and deliver the genetic material into those target cells. Although this represents a less controlled environment in which to transduce cells and deliver genetic material, we believe it opens up additional rare disease and large market indications where this approach is more appropriate for the disease and targeted cells.

Our T Cell-Based Immunotherapy Opportunity

We are engaging in the discovery and development of novel, disease-altering gene therapies in oncology. We believe that our gene therapy platform can be applied to genetically modify a patient’s own T cells to target and destroy cancer cells by recognizing specific cell surface proteins, in the case of chimeric antigen receptors, or CARs, or by recognizing specific protein fragments derived from either intracellular or extracellular protein, in the case of T cell receptors, or TCRs. Since our collaboration arrangement with Celgene was announced in March 2013, we have worked collaboratively to discover, develop and commercialize CAR T cell product candidates in oncology. Our collaboration arrangement with Celgene was amended in June 2015 to focus on CAR T cell product candidates targeting BCMA, a cell surface protein that is expressed on normal plasma cells and on most multiple myeloma cells, but is absent from other normal tissues. In February 2016, we infused the first subject in our Phase I clinical study of our bb2121 product candidate, the first product candidate from this collaboration. Celgene has exercised its option to exclusively license our bb2121 product candidate, while we have retained an option to co-develop and co-promote this product candidate. In June 2015, we announced a strategic collaboration with Kite Pharma, Inc. to jointly develop and commercialize second-generation TCR product candidates against the human papillomavirus type 16 E6 (HPV-16 E6) oncoprotein using our lentiviral and gene editing technologies.  We are also independently researching and developing other CAR T product candidates against a variety of targets relevant to both hematologic and solid tumors.

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

Although the immune system is designed to identify foreign or abnormal proteins expressed on tumor cells, this process is either ineffective or defective in cancer patients. The defective process sometimes occurs when cancer cells closely resemble healthy cells and go unnoticed or if tumors lose their MHC protein expression. Additionally, cancer cells employ a number of mechanisms to escape immune detection to suppress the effect of the immune response. Some tumors also encourage the production of cells that suppress the immune response, such as regulatory T cells that block cytotoxic T cells that would normally attack the cancer.

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

Cytokine-based therapies set the stage for immunotherapy, and antibody therapies represented the next significant advance, with targeted specificity and a generally better-tolerated side effect profile. Monoclonal antibodies, or mAbs, are designed to attach to proteins on cancer cells, and once attached, the mAbs can make cancer cells more visible to the immune system, block growth signals of cancer cells, stop new blood vessels from forming, or deliver radiation or chemotherapy to cancer cells. The first FDA-approved

mAb specifically for cancer was rituximab in 1997, and since then, many other antibodies have received approval, including trastuzumab, bevacizumab, alemtuzumab, cetuximab, and panitumumab. More recently, antibodies have been conjugated with cytotoxic drugs to increase activity. The first approved antibody drug conjugate was gemtuzumab ozogamicin in 2000, followed by brentuximab vedotin in 2011 and trastuzumab emtansine in 2013.

The next important advance has been the development of antibodies that target T cell checkpoint pathways, which are means by which cancer cells are able to inhibit or turn down the body’s immune response to cancer. These treatments have shown an ability to activate T cells, shrink tumors, and improve patient survival. In 2011, ipilimumab became the first checkpoint inhibitor approved by the FDA. Recent clinical data from checkpoint inhibitors such as nivolumab and pembrolizumab have confirmed both the approach and the importance of T cells as promising tools for the treatment of cancer.

Despite these many advances, a significant unmet need in cancer still persists. We believe that the use of human cells as therapeutic entities to re-energize the immune system will be the next significant advancement in the treatment of cancer. These cellular therapies may avoid the long-term side effects associated with current treatments and have the potential to be effective regardless of the type of previous treatments patients have experienced.  We are developing CAR and TCR-based approaches using our lentiviral vector gene transfer technology and experience in order to specifically and directly deliver a payload of potent anti-cancer agents to T cells, which may give them the ability to kill the cancer cells.

Our CAR and TCR T Cell Technologies

Like our programs for HSCs, our T cell-based immunotherapies use a customized lentiviral vector to alter T cells ex vivo, or outside the body, so that the T cells can recognize specific proteins or protein fragments on the surface of cancer cells in order to kill these diseased cells.  T cells that have been genetically-engineered to make CAR or TCRs are designed to help a patient’s immune system overcome survival mechanisms employed by cancer cells. CAR T cell technology directs T cells to recognize cancer cells based on expression of specific cell surface antigens, whereas TCR T cell technology provides the T cells with a specific T cell receptor that recognizes protein fragments derived from either intracellular or extracellular proteins.

With both our CAR and TCR T cell technologies, we harvest a patient’s white blood cells in a process called leukapheresis, activate certain T cells to grow and then the gene sequences for the CAR or TCR construct are transferred into the T cell DNA using a lentiviral vector. The number of cells is expanded until it reaches the desired dose. These genetically engineered cells, which will express the receptors that can recognize the specific proteins that are characteristic of specific cancers, are then infused back into the patient. Our entire T cell engineering process is rapid (complete in around ten days) and manufactures modified T cells in a sterile closed system. When the engineered T cell is returned to the cancer patient, it engages the target protein on the cancer cell, triggers a series of signals that result in tumor cell killing through the production of anti-cancer cytokines, and undergoes multiple rounds of cell division to greatly expand the number of these anti-cancer T cells. These engineered T cells have the natural “auto-regulatory” capability of normal T cells and once the tumor cells containing the target antigen are destroyed, the engineered T cells decrease in number, but with the potential to leave a smaller number of T cells in the body as a form of immune surveillance against potential tumor regrowth. The genetically-engineered T cells are designed to supplement a patient’s immune system and can be further engineered to overcome immune evasion mechanisms employed by cancer cells.

Our CAR and TCR T cell technologies also bring genomic engineering tools to the immunotherapy field.  Using our gene editing technology, we have a number of additional options to manipulate the genome of the cancer patient’s T cells to further increase the specificity of the anti-tumor activity and to potentially make these cells even more potent.  Specificity and potency are essential to the development of T cell therapies that can effectively treat solid tumor cancers such as breast, lung and colon cancer.  Our cancer immunotherapy research group is staffed by scientists drawn from both industry and academic research centers that have pioneered the field of T cell therapy.  This team is focused on the next generation of T cell engineering to discover and develop T cell product candidates to treat a variety of liquid and solid tumor malignancies.

Our CAR T cell product candidate - bb2121

We are developing bb2121, our first CAR T cell product candidate, as a potential treatment for multiple myeloma by binding to BCMA, a cell surface protein expressed on cancer cells. Multiple myeloma is a hematologic malignancy that develops in the bone marrow in which normal antibody-producing cells transform into myeloma. The growth of the cancer cells in the bone marrow blocks production of normal blood cells and antibodies, and also causes lesions that weaken the bone. According to the National Cancer Institute, more than 26,000 cases of multiple myeloma are expected in the United States in 2015. BCMA is expressed on normal plasma cells and on most multiple myeloma cells, but is absent from other normal tissues. We believe BCMA presents an attractive immunotherapeutic target for our technology for a number of reasons. In a preclinical BCMA multiple myeloma xenograft model, a single intravenous administration of bb2121 anti-BCMA CAR T cells resulted in rapid and sustained elimination of the tumors with 100 percent survival, while a month-long course of anti-myeloma therapy bortezomib only delayed tumor growth. In December 2015, researchers from the NIH announced promising clinical data in multiple myeloma with an anti-BCMA CAR T cell therapy that established clinical proof-of-concept for the BCMA target using a gamma-retroviral vector.

Our product candidate bb2121 is the result of our multi-year collaboration with Celgene and in February 2016, Celgene has exercised its option to exclusively develop and commercialize our bb2121 product candidate following the completion of the ongoing CRB-401 Phase I study. We retain an option to co-develop and co-commercialize this product candidate, as described more fully below under “Strategic collaborations—Our strategic alliance with Celgene.”

The CRB-401 clinical study for relapsed/refractory multiple myeloma

In February 2016, we treated the first subject in our Phase I clinical study (CRB-401) to examine the safety and efficacy of our bb2121 product candidate in patients with relapsed/refractory multiple myeloma. The study is a single-dose, open-label, non-randomized, multi-site Phase I clinical study in the United States to determine the maximally tolerated dose and recommended Phase II dose. We expect that up to 40 patients will be enrolled in the CRB-401 study. In order to be eligible for this study, patients must have received 3 prior regimens, including a proteasome inhibitor (bortezomib or carfilzomib) and immunomodulatory agent (lenalidomide or pomalidomide). Following screening, enrolled subjects will undergo a leukapheresis procedure to collect autologous T cells for manufacturing our bb2121 drug product. Following manufacture of our bb2121 drug product, subjects will receive one cycle of lymphodepletion prior to bb2121 infusion.

Our TCR product candidate

In collaboration with Kite Pharma, Inc., we are co-developing and, if approved, co-commercializing, second generation TCR T cell-based therapies directed against an HPV-16 E6 antigen relating to certain cancers associated with the human papillomavirus, or HPV. HPV is the most common viral infection of the reproductive tract, with two viral strains, HPV type 16 and HPV type 18, believed to cause 70% of cervical cancers and precancerous cervical lesions, as well as other urogenital cancers. There were over 500,000 new cases and about 270,000 deaths attributable to cervical cancer worldwide in 2012. Additionally, HPV infection has become established as an etiologic risk factor for oropharyngeal head and neck cancers. The incidence of HPV-associated oropharyngeal cancers has been increasing for at least the past decade, and recent studies show that about 70 percent of oropharyngeal cancers may be linked to HPV. According to the Centers for Disease Control, there are over 12,000 new cases of oropharyngeal cancers in the United States a year, of which an estimated 7,500 new cases are attributable to HPV-16. Kite is currently conducting a Phase I/II study of a gamma-retroviral vector-based first generation TCR gene therapy directed against an HPV-16 E6 antigen that is not the subject of this collaboration. Our collaboration with Kite will leverage our lentiviral vector gene transfer platform in combination with gene editing technology. Kite will lead the program in the United States and we will have the option to lead the program in the European Union. Both companies will share overall costs, including research and development and sales and marketing expenses, and profits will be equally split between the companies. Additionally, Kite will have a co-promotion option in the European Union, and we will have a co-promotion option in the United States.

Our other preclinical research opportunities in T cell-based immunotherapy

We are pursuing multiple programs that leverage the unique properties of lentiviral vectors to target T cells as a therapy for various cancers. This represents a direct application of our expertise in gene therapy and our capabilities, know-how and patents associated with lentiviral gene therapy and gene editing for ex vivo applications. We are also independently researching and developing other CAR-T product candidates against a variety of targets relevant to both hematologic and solid tumors.

Our Gene Editing Opportunity

In June 2014, we acquired Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing technology platform and cell signaling technology, and have integrated these technologies and research team and expanded its research efforts.  We are focused on utilizing homing endonuclease and megaTAL gene editing technologies in a variety of potential applications and disease areas, including for oncology and hematology.  Homing endonucleases and MegaTALs are novel enzymes that provide a highly specific and efficient way to modify the genome of a target cell to potentially treat a variety of diseases.

All of the gene-editing technologies currently being explored by the pharmaceutical industry, including zinc finger nucleases, CRISPR/Cas9, and TALENs, share common features of a DNA binding domain and a DNA cleavage domain.  They all differ in specificity, size, ease of delivery and as naturally occurring versus engineered nucleases.  Homing endonucleases and megaTALs are based on a naturally-occurring class of DNA cleaving enzymes that function as monomeric proteins able to bind DNA in a sequence-specific manner and cleave their target site. We believe there are multiple advantages of homing endonucleases and MegaTALs compared to other gene editing technologies, most notably: they are highly specific and efficient in cutting DNA and their compact size simplifies delivery to therapeutically relevant cell types.  We are using our gene editing platform, along with collaborations with multiple academic institutions, to potentially discover and develop next generation versions of our current ex vivo gene therapy product candidates, and to potentially expand into new disease indications.

Manufacturing

Our gene therapy platform has two main components: lentiviral vector production and the target cell transduction process, which results in drug product.

Our lentiviral manufacturing process

Our lentiviral vectors are assembled using a human cell line called HEK293T. The HEK293T cells are maintained in disposable flasks until sufficient cell mass has been generated to fill approximately 40 ten tray cell factories, or TTCFs, then transferred and allowed to adhere to the bottom of the trays.  Adherent cells are transfected with multiple plasmids encoding all the genetic material required to assemble the lentiviral vector carrying the functional gene of interest.  The transfected HEK293T cells then assemble our lentiviral vectors packaged with the functional gene of interest, which bud off into the cell culture media. The media containing the assembled vectors is harvested, purified, concentrated and formulated prior to freezing for storage. These finished lentiviral vectors are what is ultimately used to transduce the targeted cells isolated from the patient.

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

Although we intend to continue manufacturing our Lenti-D vectors in TTCFs, we are adapting our LentiGlobin and bb2121 vector production technology to scalable production systems with the potential to satisfy an increased number of subjects per run. So far, we have demonstrated successful production of LentiGlobin and bb2121 vectors on a small scale and are transferring the new process to a contract manufacturer to accommodate future demand for our drug candidates, if approved, in their current indications as well as those beyond our initial focus.

Our HSC transduction process—creating the gene-modified HSCs (our drug product)

The ultimate product of our manufacturing processes is the patient’s own gene-modified HSC cells, which we refer to as our drug product. The process for producing drug product for our HSC-based product candidates is as follows:

1.

Selection: We extract HSCs from peripheral blood mononuclear cells obtained from the patient’s blood by apheresis (or alternatively, by bone marrow harvest) following mobilization via a colony stimulating factor. The process is carried out using existing hospital infrastructure and standard protocols currently in place for stem cell transplant procedures, with enhanced controls for extracting the cells to be used for making our drug product.

2.	Pre-stimulation: The isolated HSCs are treated with a mixture of growth factors that help enable an efficient transduction process.
3.

Transduction: The isolated, purified and pre-treated HSCs are exposed to our lentiviral vectors containing the appropriate functional gene and additional proprietary elements for a period of time to facilitate transduction and insertion of the therapeutic DNA into the genome of the target cells.

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

Our T cell transduction process—creating the gene-modified T cells (our drug product)

The ultimate product of our manufacturing processes is the patient’s own gene-modified T cells, which we refer to as our drug product. The process for producing drug product for our T cell-based product candidates is as follows:

1.

Leukapheresis: We collect white blood cells from the patient’s blood through a process called leukapheresis. The process is carried out using existing hospital infrastructure and standard protocols currently in place for blood donation procedures, with enhanced controls for extracting the cells to be used for making our drug product.

2.	Activation: The white blood cell mixture, which includes T cells, are treated with proprietary processes to enable an efficient transduction process.
3.

Transduction: The isolated, purified and pre-treated T cells are exposed to our lentiviral vectors containing the appropriate functional gene for a period of time to facilitate transduction and insertion of the therapeutic DNA into the genome of the target cells.

4.	Expansion: The transduced T cells are then expanded for a period of approximately one week to increase the number of gene-modified T cells.
5.

Final harvest: The gene-modified T cells are washed and re-suspended into cell culture media to remove any residual impurities. A portion of the harvested cells is removed for quality control release testing, which includes ensuring that transduction was successful and the functional gene delivered by the vector is adequately expressed by the target cells.

6.	Formulation and freeze: The remaining cells are appropriately formulated and cryopreserved.

The final step is to return the gene-modified T cells to the patient.

We rely exclusively on the use of third party manufacturing organizations to manufacture our LentiGlobin, Lenti-D and bb2121 vectors and drug product candidates, and do not own or operate any of our own facilities for these purposes. However, we believe our team of technical personnel has extensive manufacturing, analytical and quality experience as well as strong project management discipline to effectively oversee these contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.

Strategic collaborations

Our objective is to develop and commercialize products based on the transformative potential of gene therapy to treat patients with severe genetic and rare diseases and cancer. To access the substantial funding and other resources required to develop and commercialize gene therapy products in these diseases, we have formed, and intend to seek other opportunities to form, strategic collaborations with third parties who can augment our industry leading gene therapy, T cell immunotherapy, lentiviral vector and gene-editing expertise. To date, we have focused on forging a limited number of significant strategic collaborations with leading pharmaceutical companies and academic research centers where both parties contribute expertise to enable the discovery and development of potential product candidates.

Our collaboration with Celgene

In March 2013, we announced a strategic collaboration with Celgene to discover, develop and commercialize novel disease-altering gene therapies in oncology, which was amended and restated in June 2015, and amended again in February 2016. The multi-year research and development collaboration focused on applying our expertise in gene therapy technology to CAR T cell-based therapies, to target and destroy cancer cells.  Our collaboration now focuses exclusively on anti-BCMA CAR T product candidates. We advanced our development of our bb2121 product candidate, the first CAR product candidate from our collaboration with Celgene, into clinical trials in February 2016. We will also work collaboratively with Celgene on potential next-generation anti-BCMA product candidates under this collaboration.

Under the terms of the collaboration, for up to two product candidates selected for development under the collaboration, we are and will be responsible for conducting and funding all research and development activities performed up through completion of the initial Phase I clinical study, if any, of such product candidates, provided that Celgene has agreed to reimburse us a specified amount per patient in the event we and Celgene mutually agree to expand any Phase I clinical trial for any product candidate under the collaboration beyond a specified number of patients per clinical trial. This collaboration is governed by a joint steering committee, or JSC, formed by representatives from us and Celgene. The JSC, among other activities, reviews the collaboration program, reviews and evaluates product candidates and approves regulatory plans.

On a product candidate-by-product candidate basis, up through a specified period following enrollment for the first patient in an initial Phase I clinical study for such product candidate, we have granted Celgene an option to obtain an exclusive worldwide license to develop and commercialize such product candidate pursuant to a written agreement, the form of which we have already agreed upon. Effective as of February 2016, Celgene has exercised its option with respect to the bb2121 product candidate, and we have licensed to Celgene the exclusive worldwide license to develop and commercialize the bb2121 product candidate. We may elect to co-develop and co-promote the product candidate bb2121 and any other product candidates in the United States, provided that, if we do not exercise our option to co-develop and co-promote the product candidate bb2121 in-licensed by Celgene under the collaboration, then we will not be permitted to exercise our option to co-develop and co-promote any future product candidates under the collaboration.

In connection with its exercise of the option to exclusively in-license the bb2121 product candidate, Celgene will pay to us an option fee in the amount of $10.0 million. If Celgene elects to exercise its option to exclusively in-license any additional product candidates, it must pay us an additional $15.0 million per product candidate. In addition to the applicable option fees, Celgene must pay to us an additional fee in the amount of $10.0 million in the event we do not exercise our option to co-develop and co-promote that product candidate in the United States. In addition, for each product candidate that is in-licensed by Celgene, and for which we do not exercise our option to co-develop and co-promote in the United States, we will be eligible to receive up to $10.0 million in clinical milestone payments, up to $117.0 million in regulatory milestone payments and up to $78.0 million in commercial milestone payments. We will also be eligible to receive a percentage of net sales as a royalty in a range from the mid-single digits to low-teens. The royalties payable to us are subject to certain reductions, including for any royalty payments required to be made by Celgene to acquire patent rights, with an aggregate minimum floor. Celgene will assume certain development obligations and must report on their progress in achieving these milestones on a quarterly basis.

If we do elect to co-develop and co-promote the product candidate within the United States, we would share equally in all costs relating to developing, commercializing and manufacturing the product candidate within the United States and we would share equally in the United States profits. Additionally, if we elect to co-develop and co-promote a product candidate, then the milestones and royalties would decrease compared to those described above. Under this scenario, we would receive per product candidate up to $10.0 million in clinical milestone payments and outside of the United States, up to $54.0 million in regulatory milestone payments and up to $36.0 million in commercial milestone payments. In addition, to the extent any of the product candidates licensed by Celgene and co-developed and co-promoted by us are commercialized, we would be entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the United States. The royalties payable to us are subject to certain reductions, including any royalty payments required to be made by Celgene to acquire patent rights, with an aggregate minimum floor.

If Celgene does not exercise its option with respect to any product candidate prior to expiration of the applicable option period, then we have the right to develop that product candidate outside the scope of the collaboration.

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

We received an initial up-front payment of $75.0 million from Celgene in connection with the collaboration, plus an additional $25.0 million in connection with the amendment in June 2015. The collaboration term ends in June 2018. Either party may terminate the agreement upon written notice to the other party in the event of the other party’s uncured material breach. Celgene may terminate the agreement for any reason upon prior written notice to us. If the agreement is terminated, rights to product candidates in development at the time of such termination will be allocated to the parties through a mechanism included in the agreement. In addition, if Celgene terminates the agreement for our breach, any then- existing co-development and co-promotion agreement will be automatically terminated and replaced with a license agreement for such product candidate and any amounts payable by Celgene under any then-existing product license agreements will be reduced.

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

Our collaboration with Kite Pharma

In June 2015, we announced a strategic collaboration with Kite Pharma, Inc. to jointly develop and commercialize second generation TCR product candidates against the human papillomavirus type 16 E6, or HPV-16 E6, oncoprotein. The collaboration will apply our gene editing technology and expertise to modify certain genes to enhance T cell function. In addition, we will explore using lentiviral vectors to optimize delivery of HPV-16 E6 TCRs in patient T cells. Kite will lead the program in the United States, and we will have the option to lead the program in the European Union. Both companies will share overall costs, including research and development, and sales and marketing expenses and profits will be equally split between the companies. Additionally, Kite will have a co-promotion option in the European Union, and we will have a co-promotion option in the United States.

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

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain genes, transgenes, methods of transferring genetic material into cells, genetically modified cells, processes to manufacture our lentivirus-based product candidates and other proprietary technologies and processes related to our lead product development candidates. As of January 31, 2016, our patent portfolio includes the following:

•	approximately 183 patents or patent applications that we own or have exclusively in-licensed from academic institutions and third parties related to lentiviral vectors and vector systems;
•	approximately 70 patents or patent applications that we have non-exclusively in-licensed from academic institutions and third parties related to lentiviral vectors and vector systems;
•

approximately 37 patents or patent applications that we own or have exclusively in-licensed from academic institutions and third parties, including eight that are co-owned with MIT, related to vector manufacturing or production;

•	approximately eight patents or patent applications that have been non-exclusively in-licensed from academic institutions and third parties related to vector manufacturing or production;
•

approximately 23 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from academic institutions and third parties related to therapeutic cellular product candidates;

•

approximately 117 patents or patent applications that we own or have exclusively in-licensed from academic institutions and third parties related to oncology product candidates, including CAR T cell vector systems and manufacturing, T cell manufacturing, and therapeutic T cells;

•

approximately 68 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from academic institutions and third parties related to gene editing compositions and methods; and

•	approximately two patent applications that we have non-exclusively in-licensed from academic institutions and third parties related to gene editing compositions and methods.

Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our gene therapy product candidates manufacturing processes. Examples of the products and technology areas covered by our intellectual property portfolio are described below. See also “—License agreements.”

ß-thalassemia/SCD

The ß-thalassemia/SCD platform includes three patent portfolios, described below.

•

Pasteur Institute. The Pasteur patent portfolio contains patent applications directed to FLAP/cPPT elements and lentiviral vectors utilized to produce our LentiGlobin product candidate for ß-thalassemia and SCD.  As of January 31, 2016, we had an exclusive license to nine issued U.S. patents and one pending U.S. application. Corresponding foreign patents and patent applications include pending applications or issued patents in Australia, Canada, China, Europe, Hong Kong, Israel, and Japan. We expect the issued composition of matter patents to expire from 2019-2023 in the United States, and from 2019-2020 in the rest of the world (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2019-2020 (excluding possible patent term extensions). We expect the patents and patent applications in this portfolio other than composition of matter patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2019-2020 (worldwide, excluding possible patent term extensions).

•

RDF. The in-licensed patent portfolio from Research Development Foundation, or RDF, in part, contains patents and patent applications directed to aspects of our lentiviral vectors utilized to produce our LentiGlobin product candidate for ß-thalassemia and SCD. As of January 31, 2016, we had an exclusive license (from RDF) to seven issued U.S. patents and two pending U.S. applications related to our lentiviral vector platform. Corresponding foreign patents and patent applications related to our lentiviral vector platform include pending applications or issued patents in Canada, Europe, and Israel. We expect the issued composition of matter patents to expire from 2021-2027 (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2021-2022 (excluding possible patent term extensions). We expect the patents and patent applications in this portfolio other than composition of matter patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2021-2022 (worldwide, excluding possible patent term extensions).

•

MIT/bluebird bio. The co-owned patent portfolio contains patents and patent applications directed to certain specific compositions of matter for lentiviral ß-globin expression vectors. As of January 31, 2016, we co-owned two issued U.S. patents and one pending U.S. application, as well as corresponding foreign patents issued in Europe and Hong Kong. We expect the issued composition of matter patents to expire in 2023 (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2023 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2023 (worldwide, excluding possible patent term extensions). We note that we have an exclusive license to MIT’s interest in this co-owned intellectual property.

Cerebral Adrenoleukodystrophy (CALD)

The CALD platform includes three patent portfolios, described below.

•

Pasteur Institute.  The in-licensed Pasteur patent portfolio contains the patents and patent applications described above directed towards aspects of our lentiviral vectors utilized to produce our Lenti-D product candidate for CALD.

•

RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above directed towards aspects of our lentiviral vectors utilized to produce our Lenti-D product candidate for CALD.

•

bluebird bio. The bluebird bio patent portfolio contains patent applications directed to compositions of matter for CALD gene therapy vectors and compositions and methods of using the vectors and compositions in cell-based gene therapy of adrenoleukodystrophy or adrenomyeloneuropathy. As of January 31, 2016, we owned two U.S. patent and one pending U.S. application and 17 pending corresponding foreign applications or issued patents. We expect the issued composition of matter patents for CALD gene therapy vectors to expire in 2032 (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions).

Lentiviral platform (e.g., vectors, manufacturing, and cell therapy products)

The lentiviral platform, which is potentially applicable to the ß-thalassemia, SCD, CALD, oncology and other potential programs, includes three patent portfolios, described below.

•	Pasteur Institute. The Pasteur patent portfolio contains the patents and patent applications described above.
•	RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above.
•

bluebird bio.  Another component of the bluebird bio patent portfolio includes the vector manufacturing platform and is potentially applicable to the CALD, ß-thalassemia, SCD, oncology, and other programs. This portion of the portfolio contains patents and patent applications directed to improved methods for transfection and transduction of therapeutic cells. As of January 31, 2016, we owned 2 pending U.S. applications and 21 corresponding foreign patent applications.  We expect composition of matter and method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2032 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions).

Oncology / T cell-based immunotherapy platform

Our lead T cell immunotherapy product candidate, bb2121, includes three patent portfolios, described below.

•	Pasteur Institute. The Pasteur patent portfolio contains the patents and patent applications described above.
•

bb2121 Candidate Licenses. We have in-licensed a patent portfolio that contains patents and patent applications directed to aspects of our oncology platform to produce lentiviral vectors for a CAR T cell therapy product directed against BCMA. As of January 31, 2016, we had a co-exclusive license to seven issued U.S. patents and three pending U.S. applications and 28 pending corresponding foreign applications and 36 issued corresponding foreign patents related to bb2121. We expect the issued patents to expire from 2020-2032 (excluding possible patent term extensions). Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2020-2032 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2020-2032 (worldwide, excluding possible patent term extensions). In addition, as of January 31, 2016, we have an exclusive license to one pending U.S. application and 19 corresponding foreign patent applications related to bb2121. We expect composition of matter and methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).

•

bluebird bio. One aspect of the bluebird bio patent portfolio contains patent applications directed to certain specific compositions of matter for generating CAR T cells. As of January 31, 2016, we owned two pending U.S. provisional applications and six pending PCT applications.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2035 (worldwide, excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2035 (worldwide, excluding possible patent term extensions).

Our oncology research program includes other patent portfolios, described below.

•

RDF. The in-licensed RDF patent portfolio described above contains patents and patent applications that are also applicable to our oncology platform.  In addition, the RDF portfolio contains additional patent applications directed to aspects of our oncology program.  As of January 31, 2016, we had an exclusive license (from RDF) to one issued patent and one pending U.S. applications related to our oncology platform. We expect the issued patent to expire in 2021 (excluding possible patent term extensions). Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2021-2022 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2021-2022 (worldwide, excluding possible patent term extensions).

•

bluebird bio. One aspect of the bluebird bio patent portfolio contains patent applications directed to certain specific compositions of matter for generating CAR T cells directed against various cancers.  As of January 31, 2016, we owned two pending U.S. provisional applications.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2036 (worldwide, excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2036 (worldwide, excluding possible patent term extensions).

•

T Cell Immunotherapy Product Candidate Licenses. We have in-licensed patents and patent applications that are directed to certain specific compositions of matter for generating CAR T cells directed against various cancers. As of January 31, 2016, we had a co-exclusive or exclusive license to two pending U.S. provisional applications related to one particular target antigen. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2036 (worldwide, excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2036 (worldwide, excluding possible patent term extensions).  In addition, as of January 31, 2016, we have an exclusive license to one issued U.S. patent and ten corresponding foreign patents and two corresponding foreign patent applications to another particular target antigen. We expect the issued composition of matter patent to expire in 2036 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2036 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2036 (worldwide, excluding possible patent term extensions).

Gene editing platform (e.g., homing endonucleases, chimeric endonucleases, megaTALs, genetically modified cells)

The gene editing platform includes five patent portfolios, described below.

•	Pasteur Institute. The Pasteur patent portfolio described above may contain patents and patent applications that are potentially applicable to our gene editing platform.
•	RDF. The in-licensed RDF patent portfolio described above may contain patents and patent applications that are potentially applicable to our gene editing platform.
•

Gene Editing License. We in-licensed patent portfolios that contain patents and patent applications directed to aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our ß-thalassemia, SCD, oncology and other programs. As of January 31, 2016, we had an exclusive/co-exclusive license to three issued U.S. patents and two pending U.S. applications and two corresponding foreign patents and nine corresponding patent applications related to our gene editing platform.  We expect the issued composition of matter patents to expire in 2030 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2030 (worldwide, excluding possible patent term extensions). In addition, as of January 31, 2016, we had an exclusive license to one issued U.S. patent and one pending U.S. application and five corresponding foreign patents related to our gene editing platform.  We expect the issued composition of matter patent to expire in 2031 in the United States (excluding possible patent term extensions) and in 2027 in the rest of the world.  Further, we expect composition of matter and methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2027 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027 (worldwide, excluding possible patent term extensions).

•

Academic Gene Editing Licenses. We in-licensed patent portfolios from multiple academic medical centers, each portfolio containing patents and patent applications directed to aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our ß-thalassemia, SCD, oncology and other programs. As of January 31, 2016, we had an exclusive license to one issued U.S. patent and three pending U.S. applications and four corresponding foreign patents and four corresponding patent applications related to our gene editing platform. We expect the issued patent to expire in 2032 (excluding possible patent term extensions) in the U.S. and 2027-3032 in the rest of the world.  We expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2027-2032 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027-2032 (worldwide, excluding possible patent term extensions). As of January 31, 2016, we also had a non-exclusive license to one pending U.S. provisional application and one pending PCT application related to our gene editing platform. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2036 (worldwide, excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2036 (worldwide, excluding possible patent term extensions). In addition, as of January 31, 2016, we had an exclusive license to 2 pending U.S. applications and 19 corresponding pending foreign patent applications related to our gene editing platform. We expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031-2033 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2031-2033 (worldwide, excluding possible patent term extensions). As of January 31, 2016, we also had an exclusive license to one pending U.S. application and 18 corresponding foreign patent applications related to our gene editing platform.  We expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2033 (excluding possible patent term extensions).  We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).

•

bluebird bio. One aspect of the bluebird bio patent portfolio contains patent applications that are potentially applicable to certain aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our oncology and other programs. As of January 31, 2016, we co-owned (with Cellectis) two pending U.S. applications and ten corresponding pending foreign patent applications related to our gene editing platform. We expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2034 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2034 (worldwide, excluding possible patent term extensions).

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

The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a BLA, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and third parties. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

License agreements

Inserm-Transfert

In May 2009, we entered into an exclusive license with Inserm-Transfert, which is a wholly-owned subsidiary of Institut national de la santé et de la recherche médicale, for use of certain patents and know-how related to the ABCD1 gene and corresponding protein, for use in the field of human ALD therapy. Inserm-Transfert is referred to herein as Inserm. The Inserm licensed patent portfolio includes one U.S. patent in force. This portfolio has no pending applications.  Inserm retains the right to practice the intellectual property licensed under the agreement for educational, clinical and preclinical studies purposes.

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

Institut Pasteur

We have entered into a license with Institut Pasteur for certain patents relating to the use of DNA sequences, lentiviral vectors and recombinant cells in the field of ex vivo gene therapy and CAR T cell-based therapy in a range of indications, excluding vaccinations. This agreement was amended twice in 2012, again in 2013 and most recently in 2015. The Institut Pasteur licensed patent portfolio includes at least 83 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have a statutory expiration dates between 2019 and 2023. The license is exclusive for products containing human and non-human lentiviral vectors. Institut Pasteur retains the right, on behalf of itself, its licensees and research partners, to conduct research using the licensed intellectual property.

We have the right to grant sublicenses outright to third parties under the agreement. For the first sublicense including a product targeting β-hemoglobinopathies (including TDT and severe SCD) or ALD (including CALD and AMN), we must pay Institut Pasteur an additional payment of €3.0 million. If we receive any income (cash or non-cash) in connection with sublicenses for products targeting indications other than β-hemoglobinopathies (including TDT and severe SCD) or ALD (including CALD and AMN), we must pay Institut Pasteur a percentage of such income varying from low single digits if the sublicense also includes licenses to intellectual property controlled by us, and a percentage of sublicense income in the mid-range double digits if the sublicense does not include licenses to intellectual property controlled by us.

Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our LentiGlobin and Lenti-D product candidates, we will be obligated to pay Institut Pasteur a percentage of net sales as a royalty. This royalty varies depending on the indication of the product but in any event is in the low single digits. In addition, starting in 2016 we must make under this agreement an annual maintenance payment which is creditable against royalty payments on a year-by-year basis. If the combined royalties we would be required to pay to Institut Pasteur and third parties is higher than a pre-specified percentage, we may ask Institut Pasteur to re-negotiate our royalty rates under this relationship.

We are required to use all reasonable commercial efforts (as compared to a company of similar size and scope) to develop and commercialize one or more products in the license field and to obtain any necessary governmental approvals in respect of, and market the products in license field, if any. Additionally, we have assumed certain development and regulatory milestone obligations. We must report on our progress towards achieving these milestones on an annual basis. We may unilaterally terminate the license agreement at any time by sending Institut Pasteur 90 days prior written notice. Either party may terminate the license in the event of the other party’s substantial breach which remains uncured after 60 days of receiving written notice of such breach. Institut Pasteur may also terminate the agreement in the event bankruptcy proceedings are opened against us and not dismissed within 60 days.

Absent early termination, the agreement will automatically terminate upon the expiration of the last licensed patents or five years after first market authorization of the first product, whichever occurs later. In the event the agreement is terminated, while the license grant would cease, we would retain the right to manufacture, import, use and sell licensed products for a certain period of time post-termination. In addition, our ownership stake in certain jointly made improvements covered by the licensed patents would survive termination of the agreement. The longest lived patent rights licensed to us under the agreement are currently expected to expire in 2023.

Stanford University

In July 2002, we entered into a non-exclusive license agreement with the Board of Trustees of the Leland Stanford Junior University, referred to herein as Stanford, which we amended and restated in April 2012. Under this agreement, we are granted a license to use the HEK293T cell line for any commercial or non-commercial use for research, nonclinical and clinical development purpose and human and animal gene therapy products.

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

Massachusetts Institute of Technology

In December 1996, we entered into an exclusive license with the Massachusetts Institute of Technology, referred to herein as MIT, for use of certain patents in any field. This license agreement was amended in December 2003, May 2004 and June 2011. The licensed patent portfolio includes at least 20 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have a statutory expiration date in 2023. This license also has been amended to include a case jointly owned by MIT and us wherein we received the exclusive license to MIT’s rights in this case. MIT retains the right to practice the intellectual property licensed under the agreement for noncommercial research purposes.

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

Research Development Foundation

In December 2011, we entered into an exclusive license with RDF to use certain patents that involve lentiviral vectors. The RDF licensed patent portfolio includes at least 25 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date between 2021 and 2027. RDF retains the right, on behalf of itself and other nonprofit academic research institutions, to practice and use the licensed patents for any academic, nonclinical research and educational purposes. We have the right to grant sublicenses outright to third parties under the agreement.

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

Absent early termination, the agreement will continue until its expiration upon the later of there being no more valid claims within the licensed patents or the expiration of our royalty obligations on licensed products that are subject to an earned royalty, if such earned royalty is based on the minimum 10-year royalty period described above. In the event the agreement is terminated, while the license grant would cease, RDF will grant our sublicensees a direct license. The longest lived patent rights licensed to us under the agreement are in one U.S. patent currently expected to expire in 2027.

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

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our LentiGlobin, Lenti-D and bb2121 product candidates, if approved and our preclinical T cell-based immunotherapy product candidates. These efforts include the following:

•

ß-thalassemia: The current standard of care for the treatment of ß-thalassemia in the developed world is chronic blood transfusions to address the patient’s anemia. In addition, such patients often receive iron chelation therapy to help manage the iron overload associated with their chronic blood transfusions. We understand that established biopharmaceutical companies, such as Novartis AG and ApoPharma Inc., who provide the leading iron chelation therapy, are seeking to develop improvements to their product profile and accessibility. In addition, some patients with ß-thalassemia receive HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified.  Approaches to reduce the risk of complications from allogeneic HSCTs are under investigation, including BPX-501, a modified donor T cell therapy in an ongoing Phase I/II study being supported by Bellicum Pharmaceuticals, Inc. A number of different approaches are under investigation to improve treatment options, including iron modulating agents and fetal hemoglobin regulators. There are also several different groups developing gene therapy approaches for ß-thalassemia. Some of these groups use a similar ex vivo autologous approach, but make use of different vectors and different cell processing techniques. These include: GlaxoSmithKline Plc, which has entered into an agreement with the San Raffaele Telethon Institute for Gene Therapy to advance several gene therapy programs, including one for ß-thalassemia; Memorial Sloan Kettering, which received clearance for its IND from the FDA in 2012 for a Phase I/II gene therapy study; and Sangamo BioSciences Inc. (through its partnership with Biogen Idec), which has announced plans to initiate a Phase I clinical study using zinc finger nuclease-mediated gene-editing techniques in hemoglobinopathies including ß-thalassemia, Acceleron Pharma, Inc., which is investigating Luspatercept (ACE-536), a subcutaneously-delivered protein therapeutic that targets molecules in the TGF-β superfamily, in a Phase III clinical trial in subjects with ß-thalassemia.

•

Sickle cell disease: The current standard of care for the treatment of SCD in the developed world is chronic blood transfusions or hydroxyurea (a generic drug). In addition, such patients often receive iron chelation therapy to help manage the iron overload associated with chronic blood transfusions. We are aware of ongoing studies that continue to evaluate the efficacy and safety of hydroxyurea in various populations.  In addition, some patients with SCD receive allogeneic HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. We understand that various biopharmaceutical companies and academic centers around the world are seeking to develop improvements to allogeneic HSCT, including BPX-501, a modified donor T cell therapy in an ongoing Phase I/II study being supported by Bellicum Pharmaceuticals, Inc. A number of different therapeutic approaches are under investigation targeting the various aspects of SCD pathophysiology, including: pan-selectin inhibitors, including GMI-1070 in Phase II studies supported by GlycoMimetics Inc. (in 2011, Pfizer Inc. and GlycoMimetics Inc. entered a global collaboration to advance this compound); hemoglobin modifiers to prevent the sickling of RBC, including GBT440 in a Phase I/II study supported by Global Blood Therapeutics, Inc.; and also gene editing approaches being supported by Intellia Therapeutics, Inc. (in collaboration with Novartis AG), Editas Medicine, Inc. and CRISPR Therapeutics, Inc. (in collaboration with Vertex Pharmaceuticals Incorporated).  There are also several different groups developing gene therapy approaches for SCD. Some of these groups use a similar ex vivo autologous approach, but make use of different vectors and different cell processing techniques. These include: UCLA, which has received funding from the California Institute of Regenerative Medicine to pursue a Phase I gene therapy study for SCD; and Cincinnati Children’s Hospital Medical Center, which is conducting a Phase I/II gene therapy study for SCD and Sangamo BioSciences Inc. (through its partnership with Biogen Idec) which has announced plans to investigate the use of zinc finger nuclease-mediated gene-editing techniques in hemoglobinopathies including SCD, although to our knowledge no clinical studies have been initiated.

•

CALD: The current standard of care for the treatment of CALD is allogeneic HSCT. We understand that various academic centers around the world are seeking to develop improvements to allogeneic HSCT. In addition, some physicians recommend glyceryl trierucate—better known as Lorenzo’s Oil—to patients diagnosed with ALD or AMN. However, Lorenzo’s Oil has not been clinically proven to address the cerebral symptoms of ALD, and has not been approved by any major regulatory agency as a prescription drug. There are efforts underway to obtain FDA approval for Lorenzo’s Oil as a prescription drug.

•

T cell-based immunotherapies for oncology: A number of pharmaceutical companies and academic collaborators are researching and developing T cell-based immunotherapies for oncology, including Novartis AG (in collaboration with the University of Pennsylvania), Adaptimmune Inc., Juno Therapeutics, Inc. (in collaboration with Celgene, Memorial Sloan Kettering and the Fred Hutchinson Cancer Research Center), Kite Pharma, Inc. (in collaboration with Amgen, Inc. and the National Institutes of Health), Pfizer Inc. (through their collaboration with Cellectis SA and Servier), among others.  Many of the T cell-based immunotherapy programs being developed by these companies are already in Phase I/II clinical trials for multiple indications.

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

Where a gene therapy study is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documentation is submitted to and the study is registered with the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, however many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. The NIH is responsible for convening the RAC, a federal advisory committee that discusses protocols that raise novel or particularly important scientific, safety or ethical considerations, at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA web site and may be accessed by the public.

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

Human gene therapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the study period, the number of patients the FDA will require to be enrolled in the studies in order to establish the safety, efficacy, purity and potency of human gene therapy products, or that the data generated in these studies will be acceptable to the FDA to support marketing approval. The NIH has a publicly accessible database, the Genetic Modification Clinical Research Information System which includes information on gene transfer studies and serves as an electronic tool to facilitate the reporting and analysis of adverse events on these studies.

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

To obtain regulatory approval of an investigational product under European Union regulatory systems, we must submit a marketing authorization application. The application used to file the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, region-specific document requirements. The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be an innovative medicinal product, and products may not qualify for data exclusivity. Products receiving orphan designation in the European Union can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

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

The EMA has established the Adaptive Pathways program intended to expedite or facilitate either an initial approval of a drug in a well-defined patient subgroup with a high medical need and subsequent widening of the indication to a larger patient population, or an early regulatory approval (e.g., conditional approval), which is prospectively planned, and where uncertainty is reduced through the collection of post-approval data on a drug’s use in patients. The approach builds in regulatory processes already in place within the existing EU legal framework.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of January 31, 2016, we had 254 full-time employees, 70 of whom have Ph.D., M.D. or Pharm.D. degrees. Of these full-time employees, 199 employees are engaged in research and development activities and 55 employees are engaged in finance, legal, business development, human resources, information technology, facilities and other general administrative functions. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

In addition, the clinical study requirements of the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. At the moment, only one gene therapy product, UniQure’s Glybera, which received marketing authorization in the EU in 2012, has been approved in the Western world, which makes it difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the EU or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

Regulatory requirements governing gene and cell therapy products have evolved and may continue to change in the future. For example, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical studies conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can impede the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. For example, although we have discussed with the FDA the protocol design for a Phase III clinical study in pediatric subjects for our LentiGlobin product candidate, the RAC completed its public review in June 2015 and recommended a delay of initiation of a Phase III pediatric clinical study in the United States for an additional one to two years. We cannot predict if this recommendation may delay enrollment of such a pediatric clinical study. Clinical trial sites in the United States that receive NIH funding for research involving recombinant or synthetic nucleic acid molecules are required to follow RAC recommendations, or risk losing NIH funding for such research or needing NIH pre-approval before conducting such research. In addition, the FDA can put an investigational new drug application, or IND, on clinical hold if the information in an IND is not sufficient to assess the risks in pediatric patients. Before a clinical study can begin at any institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee will have to review the proposed clinical study to assess the safety of the study. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates.

These regulatory review agencies, committees and advisory groups and the new requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional or larger studies, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval studies, limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory and advisory groups and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market could decrease our ability to generate sufficient product revenue to maintain our business.

We may find it difficult to enroll patients in our clinical studies, which could delay or prevent clinical studies of our product candidates.

Identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends on the speed at which we can recruit eligible patients to participate in testing our product candidates. We have experienced delays in some of our clinical studies, and we may experience similar delays in the future. If patients are unwilling to participate in our gene therapy studies because of negative publicity from adverse events in the biotechnology or gene therapy industries or for other reasons, including competitive clinical studies for similar patient populations, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of potential products may be delayed. These delays could result in increased costs, delays in advancing our product development, delays in testing the effectiveness of our technology or termination of the clinical studies altogether.

We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical studies in a timely manner. Patient enrollment is affected by factors including:

•	severity of the disease under investigation;
•	design of the study protocol;
•	size of the patient population;
•	eligibility criteria for the study in question;
•	perceived risks and benefits of the product candidate under study, including as a result of adverse effects observed in similar or competing therapies;
•	proximity and availability of clinical study sites for prospective patients;
•	availability of competing therapies and clinical studies;
•	efforts to facilitate timely enrollment in clinical studies;
•	patient referral practices of physicians; and
•	ability to monitor patients adequately during and after treatment.

In particular, each of the conditions for which we plan to evaluate our current hematopoietic stem cell, or HSC, product candidates are rare genetic disorders with limited patient pools from which to draw for clinical studies. It has been estimated that about 1.5% (80 to 90 million people) of the global population are carriers of ß-thalassemia, with about 60,000 symptomatic individuals born annually, the great majority in the developing world. According to Thalassemia International Federation, about 288,000 patients with transfusion-dependent β-thalassemia, or TDT, are alive and registered as receiving regular treatment around the world, of which we estimate that about 10,000-15,000 live in the United States and Europe. The global incidence of SCD is estimated to be 250,000-300,000 births annually with a global prevalence estimated to be about 20-25 million. The worldwide incidence rate for adrenoleukodystrophy, the superset of cerebral adrenoleukodystrophy, or CALD, is approximately one in 17,000 newborns. CALD in young boys accounts for about 30-40% of patients diagnosed with adrenoleukodystrophy. Further, because newborn screening for CALD is not widely adopted, and it can be difficult to diagnose CALD in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our study. The eligibility criteria of our clinical studies will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. Finally, our treatment process requires that the procurement of autologous cells from subjects be conducted where the cells can be shipped to a transduction facility within the required timelines, as the HSCs and T cells, in the case of our oncology product candidate, have limited viability following harvest.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity and potency, or efficacy, of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory agencies on study design;
•	delays in obtaining required IRB or Institutional Ethics Committee approval at each clinical study site;
•	delays in recruiting suitable patients to participate in our clinical studies;
•	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical study operations or study sites or due to unforeseen safety issues;
•	failure by our CROs, other third parties or us to adhere to clinical study requirements;
•	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory requirements in other countries;
•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	failure to obtain sufficient cells from patients to manufacture enough drug product or achieve target cell doses;
•	delays in having patients complete participation in a study or return for post-treatment follow-up;
•	clinical study sites or patients dropping out of a study;
•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

Treatment with our gene therapy product candidates involves chemotherapy and myeloablative treatments, which can cause side effects or adverse events that are unrelated to our product candidates, but may still impact the success of our clinical studies. Additionally, our product candidates could potentially cause other adverse events that have not yet been predicted. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using, or the progression of their disease. As described above, any of these events could prevent us from achieving or maintaining market acceptance of our product candidates and impair our ability to commercialize our products.

We have not completed any clinical studies of our current viral vectors or product candidates derived from these viral vectors. Initial success in our ongoing clinical studies may not be indicative of results obtained when these studies are completed. Furthermore, success in early clinical studies may not be indicative of results obtained in later studies.

Our current viral vectors and our product candidates first initiated evaluation in human clinical studies in 2013, and we may experience unexpected results in the future. Earlier gene therapy clinical studies, which we believe serve as proof-of-concept for our product candidates, utilized lentiviral vectors similar to ours. However, these studies should not be relied upon as evidence that our ongoing or future clinical studies will succeed. Study designs and results from previous studies are not necessarily predictive of our future clinical study designs or results, and initial results may not be confirmed upon full analysis of the complete study data. There is limited data concerning long-term safety and efficacy following treatment with our gene therapy product candidates.  These data, or other positive data, may not continue or occur for these subjects or for any future subjects in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. For instance, while patients with TDT or severe SCD who have been treated with our LentiGlobin product candidate may experience a reduction or temporary elimination of transfusion support, there can be no assurance that they will not require transfusion support in the future. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or regulatory approval of our product candidates.

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

Patients with different genotypes may respond differently to treatment with our product candidates, which may result in the delay of our clinical development and commercialization plans.

Initial results from our ongoing clinical studies suggest that patients with TDT who do not have the β0/β0 genotype respond better to treatment with our LentiGlobin product candidate than patients who do have the β0/β0 genotype. Consequently, we expect to seek FDA approval of our LentiGlobin product candidate initially for the treatment of TDT in patients who do not have the β0/β0 genotype. These differences in responsiveness require us to engage regulatory authorities in additional discussions. In order to support an application for FDA approval of our LentiGlobin product candidate in patients who have the β0/β0 genotype, we will need to conduct additional clinical studies, but we do not yet have plans regarding when these trials will commence, or when our LentiGlobin product candidate may be commercially available to all genotypes.

The results from our Starbeam Study may not be sufficiently robust to support the submission of marketing approval for our Lenti-D product candidate. Before we submit our Lenti-D product candidate for marketing approval, the FDA and the EMA may require us to enroll additional subjects, conduct additional clinical studies, or evaluate subjects for an additional follow-up period.

The FDA has advised us that our Starbeam Study, which is a single-arm, open-label study to evaluate the safety and efficacy of our Lenti-D product candidate to halt the progression of CALD, may not be deemed to be a pivotal study or may not provide sufficient support for a Biologics License Application, or BLA, submission. The FDA normally requires two pivotal clinical studies to approve a drug or biologic product, and thus the FDA may require that we conduct larger or additional clinical studies of our Lenti-D product candidate prior to a BLA submission. The FDA typically does not consider a single clinical study to be adequate to serve as a pivotal study unless it is, among other things, well-controlled and demonstrates a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with potentially serious outcome, and a confirmatory study would be practically or ethically impossible. Due to the nature of CALD and the limited number of patients with this condition, we believe a placebo-controlled and blinded study is not practicable for ethical and other reasons. However, it is still possible that, even if we achieve favorable results in the Starbeam Study, the FDA may require us to enroll additional subjects or conduct additional clinical studies, possibly involving a larger sample size or a different clinical study design, particularly if the FDA does not find the results from the Starbeam Study to be sufficiently persuasive to support a BLA submission. The FDA may also require that we conduct a longer follow-up period of subjects treated with our Lenti-D product candidate prior to accepting our BLA submission.

In addition, the Starbeam Study was not designed to achieve a statistically significant efficacy determination. Rather, we anticipate that the safety and efficacy of our Lenti-D product candidate will be evaluated in light of the data collected in our retrospective ALD-101 Study and our observational ALD-103 study. However, due to the retrospective nature of the ALD-101 study, and the limited number of patients with this condition, the FDA has advised us that the ALD-101 Study is not sufficiently robust to serve as a conventional historical control group and as a basis of comparison against the results of the Starbeam Study. Thus, we expect that the FDA will assess the totality of the safety and efficacy data from our CALD clinical studies in reviewing any future BLA submission for our Lenti-D product candidate. Based on this assessment, the FDA may require that we conduct additional preclinical or clinical studies prior to submitting or approving a BLA for this indication.

It is possible that the FDA or the EMA may not consider the results of this study to be sufficient for approval of our Lenti-D product candidate for this indication. If the FDA or the EMA requires additional studies, we would incur increased costs and delays in the marketing approval process, which may require us to expend more resources than we have available. In addition, it is possible that the FDA and the EMA may have divergent opinions on the elements necessary for a successful BLA and Marketing Authorization Application, or MAA, respectively, which may cause us to alter our development, regulatory and/or commercialization strategies.

We cannot be certain that our planned Phase III clinical studies of our LentiGlobin product candidate, together with data from our ongoing TDT clinical studies (Northstar and HGB-205), will be sufficient to form the basis for a BLA submission for our LentiGlobin product candidate.

In general, the FDA requires the successful completion of two pivotal trials to support approval of a BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. If successful, we believe the results from our planned Phase III clinical studies in patients with TDT who do not have the β0/ β0 genotype, together with data from our ongoing TDT clinical studies (Northstar and HGB-205), could be sufficient to form the basis for a BLA submission for our LentiGlobin product candidate to treat patients with TDT who do not have the β0/ β0 genotype. However, it should be noted that our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. Depending on the outcome of these planned and ongoing clinical studies, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval for a BLA for our LentiGlobin product candidate for the treatment of TDT.

In June 2015, the RAC recommended that we delay the initiation of a Phase III clinical study for pediatric patients with TDT for one to two years. Any delay in the initiation or completion of such a study could similarly delay our ability to submit a BLA for our LentiGlobin product candidate or obtain full approval in Europe.

Before beginning our planned Phase III clinical studies of our LentiGlobin product candidate, the FDA must review the final protocols for the studies, along with additional information supporting the respective proposed study designs. Concurrent with starting the studies, the FDA will review certain updated chemistry, manufacturing and controls, or CMC, information that we are required to submit. If the FDA does not approve the protocols for the planned studies in the forms in which we submit them, or if the FDA is not satisfied with the additional CMC information we plan to provide, the start or continuation of these clinical studies may be delayed or the design of the studies may change.

There can be no assurance that we will ultimately receive conditional marketing approval of our LentiGlobin product candidate in the European Union, or the nature of the conditions that would be imposed on us if conditionally approved.

The EMA Adaptive Pathways program in which we are participating is intended to facilitate either an initial approval in a well-defined patient subgroup with a high medical need and subsequent widening of the indication to a larger patient population, or an early regulatory approval (e.g. conditional approval), which is prospectively planned, and where uncertainty is reduced through the collection of post-approval data on a drug’s use in patients. Based on our discussions with the EMA, we believe our LentiGlobin product candidate may be eligible for conditional approval under this program for the treatment of patients with TDT on the basis of the totality of clinical data, in particular reduction in transfusion need, from the ongoing Northstar study and supportive HGB-205 study.

However, it should be noted that the EMA Adaptive Pathways program is a pilot program, and as such there is limited information and precedent regarding the potential outcomes for sponsors that participate in this program. Whether our LentiGlobin product candidate is eligible for conditional approval will ultimately be determined at the discretion of the EMA and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support conditional approval. Depending on the outcome of our planned and ongoing clinical trials, the EMA may require that we conduct additional or larger clinical trials before our LentiGlobin product candidate is eligible for conditional approval. Even if conditional approval is obtained, the conditions to be imposed on us under this program are unknown and will be imposed at the time of any such conditional approval.

Changes in our manufacturing processes may cause delays in our clinical development and commercialization plans.

The manufacturing processes for our lentiviral vectors and our product candidates are complex. As we develop a commercial-scale manufacturing process for our LentiGlobin and Lenti-D product candidates, we are exploring improvements to the manufacturing process for both producing our lentiviral vectors and for our product candidates on a continual basis. In some circumstances, changes in the manufacturing process may require us to perform additional comparability studies or to collect additional data from patients prior to undertaking additional clinical studies. The FDA may also require us to file a new IND with respect to such changes in our manufacturing process. These requirements may lead to delays in our clinical development and commercialization plans.

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

In previous clinical studies involving T cell-based immunotherapies, some subjects experienced serious adverse events. Our T cell-based immunotherapy product candidates may demonstrate a similar effect or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

Our bb2121 product candidate is a chimeric antigen receptor, or CAR, T cell-based immunotherapy. In previous clinical studies involving CAR T cell product candidates from other companies or academic researchers, some subjects experienced serious adverse events, including febrile neutropenia, chemical laboratory abnormalities, low blood counts, neurotoxicity, and significant, acute toxicities with symptoms thought to be associated with the release of cytokines. These symptoms included fever, low blood pressure and kidney dysfunction.  Some patients also experienced toxicity of the central nervous system, such as confusion, somnolence and speech impairment. There have been life threatening events related to cytokine release syndrome and toxicities of the central nervous system. Some of these events required intense medical intervention such as intubation. Several patients have died in clinical trials of these CAR T cell product candidates.

Undesirable side effects caused by our bb2121 product candidate, or our other T cell-based immunotherapy product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell-based immunotherapies are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel regarding our T cell-based immunotherapy product candidates to understand their side effects for both our planned clinical trials and upon any commercialization of any T cell-based immunotherapy product candidates. Inadequate training in recognizing or managing the potential side effects of T cell-based immunotherapy product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Even if we obtain regulatory approval in a jurisdiction, the regulatory authority may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. For example, the FDA typically advises that patients treated with gene therapy undergo follow-up observations for potential adverse events for a 15-year period. Additionally, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $166.8 million and $48.7 million for the years ended December 31, 2015 and 2014, respectively. As of December 31, 2015, we had an accumulated deficit of $314.2 million.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of our product candidates;
•	expand the scope of our current clinical studies for our product candidates;
•	initiate additional preclinical, clinical or other studies for our oncology product candidates;
•	further develop the manufacturing process for our vectors or our product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;

•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•	make milestone or other payments under any license agreements or our stock purchase agreement with the former equityholders of Pregenen;
•	maintain, protect and expand our intellectual property portfolio;
•	establish a sales, marketing and distribution infrastructure in the United States and Europe to commercialize any products for which we may obtain marketing approval;
•	attract and retain skilled personnel;
•	build additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts; and
•	experience any delays or encounter issues with any of the above.

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

We are currently advancing our LentiGlobin, Lenti-D and bb2121 product candidates through clinical development and other product candidates through preclinical development. Developing gene therapy products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical studies.

As of December 31, 2015, our cash, cash equivalents and marketable securities were $865.8 million. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current operations through 2018. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

We have not yet secured manufacturing capabilities for commercial quantities of our viral vectors or established transduction facilities in all of the desired commercialization regions to support commercialization of our products. Although we intend to rely on third-party manufacturers for commercialization, we have only entered into agreements with such manufacturers to support our clinical studies. We may be unable to negotiate binding agreements with the manufacturers to support our commercialization activities at commercially reasonable terms.

No manufacturer currently has the experience or ability to produce our vectors and product candidates at commercial levels. We are currently developing a commercial-scale manufacturing process for our LentiGlobin and Lenti-D product candidates, which we are transferring to one or more contract manufacturers. We may run into technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. Although we have been able to produce our Lenti-D vector at commercial scale, we have not completed the characterization and validation activities necessary for commercial and regulatory approvals. If our manufacturing partners do not obtain such regulatory approvals, our commercialization efforts will be harmed.

Additionally, since the HSCs and T cells have a limited window of stability following procurement from the subject, we must set up transduction facilities in the regions where we wish to commercialize our product. Currently, we rely on third-party contract manufacturers in the United States and Europe to produce our product candidates for our clinical studies. Since a portion of our target patient populations will be outside the United States and Europe, we will need to set up additional transduction facilities that can replicate our transduction process. Establishment of such facilities may be financially impractical or impeded by technical, quality, or regulatory issues related to these new sites and we may also run into technical or scientific issues related to transfer of our transduction process or other developmental issues that we may be unable to resolve in a timely manner or with available funds.

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

We have no experience selling and marketing our product candidates. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities in the United States, Europe and other regions, either on our own or with others. We may enter into collaborations with other entities to utilize their mature marketing and distribution capabilities, but we may be unable to enter into marketing agreements on favorable terms, if at all. If our future collaborative partners do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without a significant internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

We are engaged in gene therapy for severe genetic and rare diseases and in the field of T cell-based immunotherapy, both of which are competitive and rapidly changing fields. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we expect to compete with include GlaxoSmithKline plc through their collaboration with TIGET/MolMed, Sangamo BioSciences Inc. through their collaboration with Biogen Idec, Bellicum Pharmaceuticals, Inc., Global Blood Therapeutics, Inc., Novartis AG through their collaboration with the University of Pennsylvania, GlycoMimetics Inc., Acceleron Pharma, Inc., Kite Pharma, Inc., Pfizer Inc. through their collaboration with Cellectis SA, Adaptimmune Inc. and Juno Therapeutics, Inc. through their collaboration with Celgene Corporation. In addition, many universities and private and public research institutes are active in our target disease areas.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, manufacturing capabilities, experienced marketing and manufacturing organizations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than us. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

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

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments, such as stem cell transplants or gene therapy. In addition, because our CAR and TCR T cell product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the Health Care Reform Law, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Health Care Reform Law, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and promoted a new Medicare Part D coverage gap discount program.

In addition, other legislative changes have been proposed and adopted in the United States since the Health Care Reform Law was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. On

January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact the sales, business and financial condition of manufacturers of branded prescription drugs or other therapies. Where patients receive insurance coverage under any of the new options made available through the Affordable Care Act, the possibility exists that manufacturers may be required to pay Medicaid rebates on that resulting drug utilization, a decision that could impact manufacturer revenues. The U.S. federal government also has announced delays in the implementation of key provisions of the Affordable Care Act. The implications of these delays for our and our partners’ business and financial condition, if any, are not yet clear.

The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize any products for which we obtain marketing approval.

We cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and we expect ongoing initiatives to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

The market opportunities for our T cell-based immunotherapy product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

Our first clinical study of bb2121, our lead T cell-based immunotherapy product candidate, will be conducted with patients who have been diagnosed with relapsed/refractory multiple myeloma. The FDA often approves new therapies initially only for use in patients with relapsed or refractory advanced disease. We expect to initially seek approval of our T cell-based immunotherapy product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

Our projections of both the number of people who have the cancers we may be targeting, as well as the subset of people with these cancers in a position to receive second or third line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

On June 30, 2014, we acquired all of the outstanding capital stock of Precision Genome Engineering, Inc., or Pregenen. Based in Seattle, Washington, Pregenen was focused on the development of gene editing and cell signaling technologies. The success of our acquisition of Pregenen depends, in part, on our ability to successfully integrate Pregenen’s business and operations and fully realize the anticipated benefits and synergies from combining our business with Pregenen’s business, in particular our ability to advance Pregenen’s gene editing and cell signaling technologies to the stage where they can be incorporated into our existing or new product candidates. However, to realize these anticipated benefits, we must successfully combine these businesses and continue the research and development activities previously undertaken by Pregenen as a stand-alone company. If we are unable to achieve these objectives, the anticipated benefits of our acquisition of Pregenen may not be realized fully or at all or may take longer to realize than expected. Any failure to timely realize these anticipated benefits could have a material adverse effect on our development programs, expenses and operating results.

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

As of January 31, 2016, we had 254 full-time employees. As our business activities expand, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our gene therapy and gene editing platforms.  Although our LentiGlobin, Lenti-D and bb2121 product candidates are currently in clinical development, our research programs, including our oncology research programs, may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex parte reexaminations, post-grant review, and inter partes review proceedings before the U.S. Patent and Trademark Office, or U.S. PTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including patent eligible subject matter, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Companies trading in the stock market in general, and The NASDAQ Global Select Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and biotechnology and pharmaceutical industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

In accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and our policies regarding stock transactions, a number of our employees, including executive officers and members of our board of directors, have adopted and may continue to adopt stock trading plans pursuant to which they have arranged to sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Actual or potential sales of our common stock by such persons could cause the price of our common stock to fall or prevent it from increasing for numerous reasons.

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

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts.  Our current leased facility encompasses approximately 53,500 square feet of office and laboratory space, located at 150 Second Street, Cambridge, Massachusetts. The nine-year lease commenced in December 2013 and we have the option to extend this lease by an additional five years. We also lease 23,195 square feet of office space located at 215 First Street, Cambridge, Massachusetts, which lease expires between March 12, 2017 and July 12, 2020 at our option. In 2015 we also entered into a lease agreement for approximately 253,108 square feet of office and laboratory space located in a building under construction at 60 Binney Street, Cambridge, Massachusetts starting on October 1, 2016. The lease will continue until the end of the 120th full calendar month following April 2017 or the earlier the date we occupy the building or other conditions specified in the lease occur. We have the option to extend the 60 Binney Street lease for two successive five-year terms. We also lease approximately 7,800 square feet of office and laboratory space in Seattle, Washington, which lease expires in December 2016.  We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2015, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “BLUE.” The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

	High	Low
2014
First Quarter 2014	$28.08	$19.34
Second Quarter 2014	$41.75	$17.40
Third Quarter 2014	$40.31	$30.33
Fourth Quarter 2014	$94.77	$29.73
2015
First Quarter 2015	$128.88	$83.00
Second Quarter 2015	$197.35	$116.00
Third Quarter 2015	$171.24	$82.05
Fourth Quarter 2015	$106.95	$48.85

On February 18, 2016, the last reported sale price for our common stock on the Nasdaq Global Select Market was $52.10 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 19, 2013 (the date of our initial public offering) and December 31, 2015, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 19, 2013 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 19, 2013 of $26.91 per share as the initial value of our common stock and not the initial offering price to the public of $17.00 per share.

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

Holders

As of February 18, 2016, there were approximately 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2015, we issued an aggregate of 164,049 shares of common stock pursuant to the cashless net exercise of outstanding warrants exercisable for 177,276 shares of our common stock held by an existing investor. Such sale of securities were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions by an issuer not involving a public offering. The foregoing securities are deemed restricted securities for the purposes of the Securities Act of 1933, as amended.

Securities authorized for issuance under equity compensation plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer

We repurchased the following shares in the periods set forth in the table below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2015 (a)	628	$158.91	—	—
August 1 to August 31, 2015 (b)	239	$135.89	—	—
Total	867		—

(a)

Our 2013 Stock Option and Incentive Plan (“Option Plan”), permits participants to use the fair market value of our common stock they own to pay for the exercise of stock options (“stock swap method”). In connection with the exercise of a stock option to purchase 2,500 shares of our common stock at an exercise price of $39.89 per share, an optionee tendered 628 shares of our common stock held by the optionee in consideration of the full aggregate exercise price in accordance with the terms of the option and the Option Plan. The shares used under the stock swap method are included in the total number of shares purchased in the table above.

(b)

In connection with the exercise of a stock option to purchase 812 shares of our common stock at an exercise price of $39.89 per share, an optionee tendered 239 shares of our common stock held by the optionee in consideration of the full aggregate exercise price in accordance with the terms of the option and the Option Plan. The shares used under the stock swap method are included in the total number of shares purchased in the table above.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K.

We derived the consolidated financial data for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2012 and 2011 and as of December 31, 2012 and 2011 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K.  Historical results are not necessarily indicative of the results to be expected in future periods.

	Years Ended December 31,
	2015	2014	2013	2012	2011
		(1)
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue:
Collaboration revenue	$14,079	$25,031	$19,792	$—	$—
Research and license fees	—	390	389	340	640
Grant revenue	—	—	—	—	242
Total revenue	14,079	25,421	20,181	340	882
Expenses:
Research and development	134,038	62,574	31,002	17,210	11,409
General and administrative	46,209	23,227	14,126	6,846	4,615
Change in fair value of contingent consideration	2,869	246	—	—	—
Total operating expenses	183,116	86,047	45,128	24,056	16,024
Loss from operations	(169,037)	(60,626)	(24,947)	(23,716)	(15,142)
Other income (expense), net	2,314	120	(374)	46	(456)
Income tax (expense) benefit	(60)	11,797	—	—	—
Net loss	$(166,783)	$(48,709)	$(25,321)	$(23,670)	$(15,598)
Net loss per share applicable to common stockholders - basic and diluted	$(4.81)	$(1.83)	$(2.02)	$(13.79)	$(171.59)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	34,669	26,546	12,555	262	120

	As of December 31,
	2015	2014	2013	2012	2011
		(1)
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$164,269	$347,845	$206,279	$67,011	$25,604
Marketable securities	701,494	144,158	—	—	3,507
Working capital	483,597	437,011	177,113	63,156	27,087
Total assets	1,002,337	556,739	224,390	69,322	30,918
Construction financing lease obligation	61,901	—	—	—	—
Other long-term obligations	49,572	22,504	37,849	601	1,329
Preferred stock	—	—	—	122,177	82,403
Common stock and additional paid-in capital	1,166,954	638,712	250,342	15,270	7,734
Total stockholders' equity (deficit)	850,496	491,257	151,667	(55,747)	(55,707)

(1)

Starting in 2014, the selected financial data includes the impact of the acquisition of Pregenen in June 2014. See Note 11. “Business Combinations” in the accompanying notes to consolidated financial statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Annual Report on Form 10-K, words such as “may,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

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

We are conducting three clinical studies of our LentiGlobin product candidate: a Phase I/II study in the United States, Australia, and Thailand, called the Northstar Study, for the treatment of transfusion-dependent β-thalassemia, or TDT; a single-center Phase I/II study in France  (HGB-205) for the treatment of TDT and severe sickle cell disease, or severe SCD; and a Phase I study in the United States (HGB-206) for the treatment of severe SCD. Both TDT and severe SCD are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans. Our LentiGlobin product candidate has been granted Orphan Drug status by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, for both β-thalassemia and SCD. Our LentiGlobin product candidate was granted Fast-Track designation by the FDA for the treatment of β-thalassemia major in January 2013 and for the treatment of certain patients with severe SCD in May 2014. In January 2015, the FDA granted Breakthrough Therapy designation to our LentiGlobin product candidate for the treatment of transfusion-dependent patients with β-thalassemia major. We have discussed the designs of two global Phase III clinical trials of our LentiGlobin product candidate for patients with TDT with the FDA and EMA. We expect that our HGB-207 study will enroll patients with TDT who do not have the β0/β0 genotype for adult and adolescent patients, and once initiated, is currently expected to enroll approximately 15 patients to be evaluated for 24 months following treatment. We anticipate that the primary endpoint of this study will be 12 months of transfusion independence following treatment. In addition, we are considering initiating an additional Phase III clinical study in pediatric patients who have a diagnosis of TDT.

We are also conducting a Phase II/III clinical study, called the Starbeam Study, of our Lenti-D product candidate, to evaluate its safety and efficacy in subjects with cerebral adrenoleukodystrophy, or CALD, a rare, hereditary neurological disorder that is often fatal. In October 2013, we announced that the first subject had been treated in this study and in May 2015 we announced the achievement of enrollment of 18 subjects in this study. We are also conducting an observational study of subjects with CALD treated by allogeneic hematopoietic stem-cell transplant referred to as the ALD-103 study. Our Lenti-D product candidate has been granted Orphan Drug status by the FDA and the EMA for the treatment of adrenoleukodystrophy.

In March 2013, we entered into a global strategic collaboration with Celgene Corporation, or Celgene, to discover, develop and commercialize chimeric antigen receptor-modified T cells, or CAR T cells, as potentially disease-altering therapies in oncology. This collaboration had an initial term of three years, and Celgene made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. In June 2015, we amended and restated the collaboration agreement, or the Amended Collaboration Agreement, to focus exclusively on anti-BCMA product candidates for a new three-year term.  B-cell maturation antigen, or BCMA, is a cell surface protein that is expressed on normal plasma cells and on most multiple myeloma cells, but is absent from other normal tissues. As consideration for the Amended Collaboration Agreement, we received an upfront, non-refundable cash payment of $25.0 million to fund research and development under the collaboration.  During the year ended December 31, 2015, we recognized $14.1 million of revenue associated with our collaboration with Celgene related to the research and development services performed. As of December 31, 2015, we have classified $41.8 million of deferred revenue related to our collaboration with Celgene as current or long-term in the accompanying balance sheets based on the contractual term of the arrangement. In February 2016, we initiated a Phase I clinical study of bb2121, the first anti-BCMA product candidate from this collaboration. This study will enroll up to 40 patients who have received three prior regimens for treatment of multiple myeloma. In February 2016, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb2121 and as a result, will pay to us an option fee in the amount of $10.0 million in the first quarter of 2016. We may elect to co-develop and co-promote bb2121, and any other product candidates in the United States under this collaboration arrangement.

In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing and cell signaling technology. The agreement provides for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. During 2015, a $1.0 million milestone was achieved and paid to the former equityholders of Pregenen. We estimate future contingent cash payments have a fair value of $8.7 million as of December 31, 2015, $3.6 million of which is classified as a current liability.

As of December 31, 2015, we had cash, cash equivalents and marketable securities of approximately $865.8 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations through 2018.

Since our inception in 1992, we have devoted substantially all of our resources to our development efforts relating to our product candidates, including activities to manufacture product candidates in compliance with good manufacturing practices, or GMP, to conduct clinical studies of our product candidates, to provide general and administrative support for these operations and to protect our intellectual property. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the sale of common stock in our public offerings, private placements of preferred stock and warrants and through collaborations.

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $166.8 million for the year ended December 31, 2015 and our accumulated deficit was $314.2 million as of December 31, 2015. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•	conduct clinical studies for our LentiGlobin, Lenti-D, and bb2121 product candidates;
•	increase research and development-related activities for the discovery and development of oncology product candidates;
•	continue our research and development efforts;
•	manufacture clinical study materials and develop large-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates; and
•	add personnel to support our product development and commercialization efforts.

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

Collaboration revenue is generated exclusively from our collaboration arrangement with Celgene, which was amended in 2015. The terms of this amended arrangement contain multiple deliverables, which include at inception: (i) research and development services, (ii) participation on the joint steering committee, or JSC, (iii) participation on the patent committee, (iv) a license to the first product candidate, (v) manufacture of vectors and associated payload for incorporation into the first optioned product candidate under the license, and (vi) participation on the joint governance committee, or JGC, under the co-development and co-promotion agreement for the first optioned product candidate under the license. We recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC 605, are satisfied for that particular unit of accounting. Revenue from the Celgene arrangement associated with discovery, research and development services, joint steering committee services and patent committee services is recognized ratably over the associated period of performance, which is initially three years.

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

From inception through December 31, 2015, we have incurred $292.1 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our Lenti-D, LentiGlobin, and bb2121 product candidates, conduct research and development activities in oncology, including under our strategic collaboration with Celgene, and continue the research and development of product candidates using our gene editing technology platform. Our research and development activities include the following:

•

We are conducting a Phase II/III clinical study to examine the safety and efficacy of our Lenti-D product candidate in the treatment of CALD. In October 2013, we announced that the first subject had been treated in this study.

•

We are conducting a Phase I/II clinical study in the United States, Australia and Thailand to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT. In March 2014, we announced that the first subject had been treated in this study.

•

We are conducting a Phase I/II clinical study in France to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT and severe SCD. In December 2013, we announced that the first subject with TDT had been treated in this study and in October 2014, we announced that the first subject with severe SCD had been treated in this study.

•

We are conducting a Phase I clinical study in the United States to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with severe SCD. In June 2015, we announced that the first subject with severe SCD had been treated in this study.

•

We are conducting a Phase I clinical study in the United States to study the safety and efficacy of our bb2121 product candidate in the treatment of subjects with relapsed/refractory multiple myeloma. In February 2016, we announced that the first subject with relapsed/refractory multiple myeloma had been treated in this study.

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

	Year ended December 31,
	2015	2014	2013
	(in thousands)
LentiGlobin	$38,515	$21,444	$8,490
Lenti-D	13,666	12,137	4,396
Pre-clinical programs	15,937	6,651	783
Total direct research and development expense	68,118	40,232	13,669
Employee- and contractor-related expenses	11,793	6,771	9,152
Stock-based compensation expense	24,854	5,151	3,809
Platform-related expenses	21,217	5,112	1,067
Facility expenses	7,282	5,292	2,288
Other expenses	774	16	1,017
Unallocated personnel and other expenses	65,920	22,342	17,333
Total research and development expense	$134,038	$62,574	$31,002

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development, commercial and human resource functions. Other general and administrative expenses include facility-related costs, professional fees for accounting, tax and legal and consulting services, directors’ fees and expenses associated with obtaining and maintaining patents.

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

Other income (expense), net

Other income and expense consists primarily of interest income earned on investments, the gain or loss associated with the change in the fair value of preferred stock warrants, foreign currency gain or loss and tax incentives from the Massachusetts Life Sciences Center. In 2015, we received $0.9 million related to the disgorgement of short-swing profits arising from trades by a bluebird officer under Section 16(b) of the Securities Exchange Act of 1934, as amended.

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

Collaboration revenue

As of December 31, 2015, our collaboration revenue was generated exclusively from our collaboration arrangement with Celgene. The terms of this arrangement contains multiple deliverables, which include at inception: (i) research and development services, (ii) participation on the JSC, (iii) participation on the patent committee, (iv) a license to the first product candidate, (v) manufacture of vectors and associated payload for incorporation into the first optioned product candidate under the license, and (vi) participation on the JGC under the co-development and co-promotion agreement for the first optioned product candidate under the license. Non-refundable payments to us under this arrangement may include: (i) up-front research fees, (ii) product candidate license fees, (iii) payments for the manufacture and supply of vectors and payloads, (iv) payments based on the achievement of certain milestones and (v) royalties on product sales. Additionally, we may elect to share in the costs incurred from the development, commercialization and manufacture of product candidates licensed by our collaborators and earn our share of the net profits or bear our share of the net losses generated from the sale of product candidates licensed by our collaborators.

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

Options are considered substantive if, at the inception of the arrangement, we are at risk as to whether the collaboration partner will choose to exercise the option. Factors that we consider in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. For arrangements under which an option is considered substantive, we do not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable arrangement consideration, assuming the option is not priced at a significant and incremental discount. Conversely, for arrangements under which an option is not considered substantive or if an option is priced at a significant and incremental discount, we would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration. The license to the first product candidate is considered a deliverable at the inception of the arrangement but options to license any additional product candidates are substantive options and therefore are not considered deliverables at inception.

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

Construction financing lease obligation

Beginning in 2015 and until construction completion, we record certain estimated construction costs incurred and reported to us by the landlord for our 60 Binney Street location as an asset and corresponding construction financing lease obligation on the consolidated balance sheets because we are deemed to be the owner of the building during the construction period for accounting purposes. Any incremental costs incurred directly by us are also capitalized. In each reporting period, the landlord estimates and reports to us costs incurred to date related to our portion of the building using allocation estimates and provides supporting invoices for our review. We periodically meet with the landlord and its construction manager to review these estimates and observe construction progress before recording such amounts.

Contingent consideration

Each reporting period, we revalue the contingent consideration obligations associated with business combinations to their fair value and record increases in their fair value as contingent consideration expense and decreases in the fair value as contingent consideration income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as development of our programs progress and additional data are obtained, impacting our assumptions. The assumptions used in estimating fair value require significant judgment and the use of different assumptions and judgments could result in a materially different estimate of fair value.

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

•	CROs in connection with clinical studies;
•	investigative sites in connection with clinical studies;
•	vendors in connection with preclinical development activities; and
•	vendors related to development, manufacturing, and distribution of clinical trial materials.

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

Stock-based compensation

Stock-based awards

We issue stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock units. We account for our stock-based awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. We account for stock-based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of the award to be re-measured at fair value as the award vests.

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

We have computed the fair value of employee and director stock options at date of grant using the following weighted-average assumptions:

	Year ended December 31,
	2015	2014	2013
Expected volatility	72.6%	82.3%	82.0%
Expected term (in years)	5.9	6.0	6.1
Risk-free interest rate	1.7%	1.8%	1.1%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average exercise price per share	$113.37	$26.92	$8.59

Stock-based compensation totaled approximately $41.1 million for the year ended December 31, 2015 and $10.8 million for the year ended December 31, 2014. As of December 31, 2015, we had $80.7 million of total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.9 years and $6.2 million of total unrecognized compensation expenses related to unvested restricted stock units, net of related forfeiture estimates, which is expected to be recognized over a weighted-average remaining vesting period of 2.2 years. We expect the impact of our stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees to grow in future periods due to the current year and potential future increases in the value of our common stock and headcount.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Results of Operations

Comparison of the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014	Change
	(in thousands)
Revenue:
Collaboration revenue	$14,079	$25,031	$(10,952)
Research and license fees	—	390	(390)
Total revenue	14,079	25,421	(11,342)
Operating expenses:
Research and development	134,038	62,574	71,464
General and administrative	46,209	23,227	22,982
Change in fair value of contingent consideration	2,869	246	2,623
Total operating expenses	183,116	86,047	97,069
Loss from operations	(169,037)	(60,626)	108,411
Other income (expense), net	2,314	120	(2,194)
Loss before income taxes	(166,723)	(60,506)	106,217
Income tax (expense) benefit	(60)	11,797	11,857
Net loss	$(166,783)	$(48,709)	$118,074

Revenue. Total revenue was $14.1 million for the year ended December 31, 2015, compared to $25.4 million for the year ended December 31, 2014. The decrease of $11.3 million was primarily due to a change in revenue recognition resulting from the amendment to our Celgene collaboration in 2015.

Research and development expenses. Research and development expenses were $134.0 million for the year ended December 31, 2015, compared to $62.6 million for the year ended December 31, 2014. The increase of $71.5 million was primarily due to the increase in headcount, in-licensing costs, clinical trial-related costs, and manufacturing-related expenses necessary to support the advancement of our product candidates into clinical trials and included the following increases:

•	Direct research and development expenses:
•

$31.3 million of employee compensation and benefits, of which $19.7 million was related to stock-based compensation expense ($10.1 million of which is non-recurring and related to modifications of awards of a non-employee founder and two former employees) and $7.3 million related to increased payroll expense related to increased headcount to support our advancing pipeline.

•

$12.0 million of non-recurring in-license milestones and fees, of which $5.4 million related to an upfront payment for amending and restating an existing patent sublicense agreement; $3.3 million (€3.0 million) related to an upfront payment for amending an existing license agreement with Institut Pasteur; and $2.5 million related to upfront payments for new license agreements with collaborators to support our preclinical oncology programs.

•	$8.9 million of manufacturing costs for our ongoing clinical and pre-clinical studies.
•	$5.3 million of clinical trial-related costs to support the advancement of our clinical programs.
•	$4.9 million of direct project laboratory supplies related to increased headcount and process development activities.
•	Other expenses:
•	$1.9 million in amortization of our gene editing platform intangible asset related to our acquisition of Pregenen in mid-2014.
•	$1.9 million in expenses related to ongoing collaboration research agreements.

General and administrative expenses. General and administrative expenses were $46.2 million for the year ended December 31, 2015, compared to $23.2 million for the year ended December 31, 2014. The increase of $23.0 million was primarily due to the following increases in expenses: $15.1 million of employee-related costs to support our overall growth, of which $10.6 million was related to stock-based compensation expense and $2.5 million was related increased payroll expense due to increased headcount; $2.3 million of consulting costs to support our overall growth; $1.2 million in rent and other facility-related expenses related to accommodate increased headcount; $1.1 million of commercial market research and $1.1 million of professional fees.

Change in fair value of contingent consideration. The change in fair value of contingent consideration of $2.6 million was primarily related to the successful achievement of a milestone in 2015 and an increase in the probability of successful achievement of future milestones expected to be achieved within the next twelve months.

Other income (expense), net. Other income (expense), net, was $2.3 million for the year ended December 31, 2015, compared to $0.1 million for the year ended December 31, 2014. The increase of $2.2 million was primarily related to interest income earned on marketable securities purchased in the second half of 2015 and income from the disgorgement of short-swing profits arising from trades by a bluebird officer under Section 16(b) of the Securities Exchange Act of 1934.

Income tax (expense) benefit. The change in income tax (expense) benefit was primarily attributable to a non-recurring tax benefit recognized in 2014 as a result of the acquisition of Pregenen.

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

Revenue. Total revenue was $25.4 million for the year ended December 31, 2014, compared to $20.2 million for the year ended December 31, 2013. The increase of $5.2 million was primarily due to a full year of revenue from our Celgene collaboration, which was signed on March 19, 2013 and was expected to be recognized on a straight-line basis through March 2016.

Research and development expenses. Research and development expenses were $62.6 million for the year ended December 31, 2014, compared to $31.0 million for the year ended December 31, 2013. The increase of $31.6 million was primarily due to the increase in headcount, clinical trial-related costs and manufacturing-related expenses necessary to support the advancement of our product candidates into clinical trials, as well as expenses for the Celgene collaboration, and included the following increases in expenses:

•	Direct research and development expenses:
•	$8.4 million of employee compensation and benefits, of which $1.3 million was related to stock-based compensation expense.
•	$6.8 million of manufacturing costs for our ongoing clinical studies.
•	$6.3 million of clinical trial-related costs.
•	$2.9 million of direct project laboratory supplies related to increased headcount and process development activities.
•	$1.0 million of license fees.
•	Other expenses:
•	$2.5 million in rent and other facility-related expenses related to our new corporate headquarters.
•	$1.9 million in amortization of our gene editing platform intangible asset related to our acquisition of Pregenen.
•	$0.8 million in expenses related to ongoing collaboration agreements.
•	$0.8 million in costs associated with preclinical research activities.

General and administrative expenses. General and administrative expenses were $23.2 million for the year ended December 31, 2014, compared to $14.1 million for the year ended December 31, 2013. The increase of $9.1 million was primarily due to the following increases in expenses: $5.9 million of employee-related costs to support our overall growth, of which $2.4 million was related to stock-based compensation expense and $0.8 million was related to a one-time severance charge; $1.0 million of professional fees to support the requirements of being a public company; $0.2 million in rent and other facility-related expenses related to our new corporate headquarters to accommodate increased headcount; $0.7 million in general office expenses as a result of increased headcount and $0.9 million in depreciation and amortization relating to our fixed assets, including our new corporate headquarters.

Change in fair value of contingent consideration. The change in fair value of contingent consideration of $0.2 million was related to the acquisition of Pregenen in 2014.

Other income (expense), net. Other income (expense), net, was $0.1 million for the year ended December 31, 2014, compared to $(0.4) million for the year ended December 31, 2013. The decrease of $0.5 million was primarily due to the re-measurement of fair value of our convertible preferred stock warrants in 2013, foreign currency gain and interest income.

Benefit from income taxes.  The increase in income tax benefit was attributable to a non-recurring tax benefit recognized in 2014 as a result of the acquisition of Pregenen.

Liquidity and Capital Resources

As of December 31, 2015, we had cash, cash equivalents and marketable securities of approximately $865.8 million. We expect cash, cash equivalents and marketable securities to fund operations through 2018. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2015, our funds are held in U.S. Treasury securities, U.S. government agency securities, federally insured deposits, certificates of deposit and money market funds.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of December 31, 2015, we had an accumulated deficit of $314.2 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

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

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(98,429)	$(59,693)	$43,450
Investing activities	(571,867)	(157,193)	(9,823)
Financing activities	486,720	358,452	105,641
Net (decrease) increase in cash and cash equivalents	$(183,576)	$141,566	$139,268

Cash Flows from Operating Activities. The net cash used in operating activities was $98.4 million for the year ended December 31, 2015 and primarily consisted of a net loss of $166.8 million adjusted for non-cash items including stock-based compensation of $41.1 million, depreciation and amortization of $7.4 and a net increase in operating assets and liabilities of $16.0 million. The significant items in the increase in operating assets and liabilities include an increase in deferred revenue of $11.2 million related to the amendment to our collaboration with Celgene and an increase in accrued expenses of $9.4 million related to an increase in accrued goods and services and an increase in the contingent consideration, offset by a decrease in prepaid expenses and other assets of $6.8 million due to purchases of marketable securities at a premium.

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

Cash Flows from Investing Activities. Net cash used in investing activities for the year ended December 31, 2015 was $571.9 million and was primarily due to the purchase of $755.2 million of available-for-sale marketable securities offset by $199.2 million in proceeds from the maturities of available-for-sale marketable securities.

Net cash used in investing activities for the year ended December 31, 2014 was $157.2 million and was primarily due to the purchase of $175.0 million of available-for-sale marketable securities, purchase of fixed assets of $8.7 million and cash paid in connection with the acquisition of Pregenen of $4.7 million. The fixed asset purchases primarily consisted of leasehold improvements for the build-out of our new corporate headquarters. These decreases were partially offset by $31.0 million in proceeds from the maturities of investments.

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

Cash Flows from Financing Activities: Net cash provided by financing activities for the year ended December 31, 2015 was $486.7 million and was primarily due to proceeds from our June 2015 common stock offering and $10.1 million proceeds from the issuance of common stock, primarily related to the exercise of stock options.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2015.

	Total	2016	2017 through 2018	2019 through 2020	After 2020
	(in thousands)
150 Second Street Lease	$24,987	$3,261	$6,818	$7,234	$7,674
60 Binney Street Lease	197,948	—	31,652	38,164	128,132
Other operating leases (1)	1,316	1,189	127	—	—
License costs (2)	4,737	927	1,865	1,945	—
Sponsored research agreements	1,318	1,318	—	—	—
Total	$230,306	$6,695	$40,462	$47,343	$135,806

(1)	Includes costs of our 215 First Street, Cambridge, Massachusetts office lease and the lease for our lab and office space in Seattle, Washington.
(2)

License costs include annual license maintenance fee payments. We have not included annual license maintenance fees or minimum royalty payments after December 31, 2020, as we cannot estimate if they will occur.

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

•

Under a license agreement with Inserm-Transfert pursuant to which we license certain patents and know-how for use in adrenoleukodystrophy therapy, we will be required to make payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate payments we may be obligated to pay for each of these milestone categories per product is €0.3, €0.2 and €1.6 million, respectively. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits.

•

Under a license agreement with Institut Pasteur pursuant to which we license certain patents for use in ex vivo gene therapy, we will be required to make payments per product covered by the in-licensed intellectual property upon the achievement of development and regulatory milestones, depending on the indication and the method of treatment. The maximum aggregate payments we may be obligated to pay for each of these milestone categories per product is €1.5 and €2.0 million, respectively. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits, which varies slightly depending on the indication of the product. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income varying from the low single digits to mid-range double digits depending on the nature of the sublicense and stage of development. Starting in 2016, we will be required to make an annual maintenance payment, which is creditable against royalty payments on a year-by-year basis. On April 1, 2015, we amended this license agreement with Institut Pasteur, which resulted in a payment of $3.3 million (€3.0 million) that was paid during the second quarter of 2015.

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

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

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

On June 29, 2015, we entered into a lease agreement for additional office space located at 215 First Street, Cambridge, Massachusetts.  Under the terms of the lease, we leased approximately 15,120 square feet starting on July 13, 2015 for $0.5 million per year in base rent, which is subject to a 3% annual rent increase plus certain operating expenses and taxes. The lease will continue until the end of the 60th full calendar month following the date the landlord delivers the premises to us, and includes early termination provisions that could allow us to terminate the lease at the end of the 20th full calendar month following the delivery of the premises if we meet certain conditions specified within the lease.  Under the terms of the lease, we have also leased an additional 8,075 square feet of office space in the same premises starting on January 1, 2016 for an additional $0.3 million per year in base rent, which is subject to a 3% annual rent increase plus certain operating expenses and taxes.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2015 and 2014, we had cash, cash equivalents and marketable securities of $865.8 million and $492.0 million, respectively, primarily invested in U.S. Treasuries, U.S. government agency securities, federally insured deposits, certificates of deposit and money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2015, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $7.6 million.

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
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls.  In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the COSO 2013 framework.

The effectiveness of the our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

bluebird bio, Inc.

We have audited bluebird bio, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). bluebird bio, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, bluebird bio, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of bluebird bio, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015 of bluebird bio, Inc. and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 25, 2016

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

On February 24, 2016, Jeffrey T. Walsh was appointed our Chief Financial and Strategy Officer and principal financial officer, in each case, effective March 1, 2016.  Mr. Walsh, 50, has served as our Chief Operating Officer since May 2011 (and will serve as such through February 29, 2016) and previously served as our principal financial officer from June 2013 to November 2014.  Prior to becoming our Chief Operating Officer, Mr. Walsh served as chief business officer of Taligen Therapeutics, Inc. from November 2008 to February 2011.  Mr. Walsh has also held senior business development, finance and operations roles at PathoGenesis Corp. (acquired by Chiron Corporation), Allscripts Healthcare Solutions Inc., EXACT Sciences Corporation and Inotek Pharmaceuticals Corp.  There are no new arrangements or understandings between Mr. Walsh and us in connection with his appointment as our Chief Financial and Strategy Officer and principal financial officer.

In connection with the appointment of Mr. Walsh and effective as of March 1, 2016, James M. DeTore will no longer serve as our Chief Financial Officer and Treasurer and principal financial officer, and Mr. DeTore’s employment with us will end on March 18,

2016.  In connection with the termination of Mr. DeTore’s employment, he is entitled to certain severance benefits pursuant to the terms of an employment agreement, dated October 20, 2014, between us and Mr. DeTore.  Mr. DeTore’s departure did not result from any disagreement regarding our financial reporting or accounting policies, procedures, estimates or judgments.

Also on February 24, 2016, Eric Sullivan was appointed our Vice President, Finance and Treasurer, effective March 1, 2016.  Mr. Sullivan, who has served as our Senior Director of Finance since November 2013 (and will serve as such through February 29, 2016), will continue to serve as our principal accounting officer, a position he has held since March 2014.  There are no new arrangements or understandings between Mr. Sullivan and us in connection with his appointment as our Vice President, Finance and Treasurer.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Report of independent registered public accounting firm

The Board of Directors and Stockholders of

bluebird bio, Inc.

We have audited the accompanying consolidated balance sheets of bluebird bio, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of bluebird bio, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), bluebird bio, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 25, 2016

bluebird bio, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$164,269	$347,845
Marketable securities	353,680	125,710
Prepaid expenses and other current assets	6,016	6,434
Total current assets	523,965	479,989
Marketable securities	347,814	18,448
Property and equipment, net	82,614	15,740
Intangible assets, net	24,456	28,219
Goodwill	13,128	13,128
Restricted cash and other non-current assets	10,360	1,215
Total assets	$1,002,337	$556,739
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,334	$2,954
Accrued expenses and other current liabilities	28,145	14,649
Deferred revenue, current portion	5,889	25,375
Total current liabilities	40,368	42,978
Deferred rent, net of current portion	8,294	8,674
Deferred revenue, net of current portion	35,959	5,302
Contingent consideration, net of current portion	5,082	6,321
Construction financing lease obligation	61,901	—
Other non-current liabilities	237	2,207
Total liabilities	151,841	65,482
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 36,894 and 32,340 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	369	323
Additional paid-in capital	1,166,585	638,389
Accumulated other comprehensive loss	(2,291)	(71)
Accumulated deficit	(314,167)	(147,384)
Total stockholders' equity	850,496	491,257
Total liabilities and stockholders' equity	$1,002,337	$556,739

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenue:
Collaboration revenue	$14,079	$25,031	$19,792
Research and license fees	—	390	389
Total revenue	14,079	25,421	20,181
Operating expenses:
Research and development	134,038	62,574	31,002
General and administrative	46,209	23,227	14,126
Change in fair value of contingent consideration	2,869	246	—
Total operating expenses	183,116	86,047	45,128
Loss from operations	(169,037)	(60,626)	(24,947)
Other income (expense), net:
Interest income, net	1,591	152	29
Other income (expense), net	723	(32)	(403)
Total other income (expense), net	2,314	120	(374)
Loss before income taxes	(166,723)	(60,506)	(25,321)
Income tax (expense) benefit	(60)	11,797	—
Net loss	$(166,783)	$(48,709)	$(25,321)
Net loss per share - basic and diluted	$(4.81)	$(1.83)	$(2.02)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	34,669	26,546	12,555
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	(2,220)	(71)	—
Total other comprehensive loss	(2,220)	(71)	—
Comprehensive loss	$(169,003)	$(48,780)	$(25,321)

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Series A-1		Series A-2		Series B		Series C		Series D
	convertible		convertible		convertible		convertible		convertible
	preferred stock		preferred stock		preferred stock		preferred stock		preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	—	$—	22,304	$7,137	115,204	$40,321	39,943	$12,382	120,409	$60,000
Vesting of restricted stock issued in exchange for nonrecourse note	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—
Proceeds from IPO, net of closing costs of $11,229	—	—	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock	—	—	(22,304)	(7,137)	(115,204)	(40,321)	(39,943)	(12,382)	(120,409)	(60,000)
Reclassification of warrants to purchase preferred stock to stockholders' equity	—	—	—	—	—	—	—	—	—	—
Repayment of nonrecourse note	—	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Stock-based compensation
Net loss	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2013	—	$—	—	$—	—	$—	—	$—	—	$—

	Series A-1					Accumulated		Total
	convertible				Additional	other		stockholders'
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance at December 31, 2012	12,981	$2,337	309	$3	$15,267	$—	$(73,354)	$(55,747)
Vesting of restricted stock issued in exchange for nonrecourse note	—	—	41	—	—	—	—	—
Vesting of restricted stock	—	—	45	—	—	—	—	—
Proceeds from IPO, net of closing costs of $11,229	—	—	6,832	69	104,852	—	—	104,921
Conversion of convertible preferred stock into common stock	(12,981)	(2,337)	16,389	164	122,014	—	—	119,841
Reclassification of warrants to purchase preferred stock to stockholders' equity	—	—	—	—	655	—	—	655
Repayment of nonrecourse note	—	—	—	—	344	—	—	344
Exercise of common stock warrants	—	—	102	1	(1)	—	—	—
Exercise of stock options	—	—	222	2	481	—	—	483
Stock-based compensation					6,491	—	—	6,491
Net loss	—	—	—	—	—	—	(25,321)	(25,321)
Balance at December 31, 2013	—	$—	23,940	$239	$250,103	$—	$(98,675)	$151,667

bluebird bio, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Series A-1		Series A-2		Series B		Series C		Series D
	convertible		convertible		convertible		convertible		convertible
	preferred stock		preferred stock		preferred stock		preferred stock		preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	—	$—	—	$—	—	$—	—	$—	—	$—
Vesting of restricted stock issued in exchange for nonrecourse note	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $23,295	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with acquisition	—	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in exchange for consulting services to non-employees
Stock-based compensation	—	—	—	—	—	—	—	—	—	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—

	Series A-1					Accumulated		Total
	convertible				Additional	other		stockholders'
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance at December 31, 2013	—	$—	23,940	$239	$250,103	$—	$(98,675)	$151,667
Vesting of restricted stock issued in exchange for nonrecourse note	—	—	69	1	(1)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $23,295	—	—	6,498	65	352,977	—	—	353,042
Issuance of common stock in connection with acquisition	—	—	411	4	19,470	—	—	19,474
Exercise of common stock warrants	—	—	114	1	(1)	—	—	—
Exercise of stock options	—	—	1,306	13	5,036	—	—	5,049
Issuance of common stock in exchange for consulting services to non-employees	—	—	2	—	42	—	—	42
Stock-based compensation	—	—	—	—	10,763	—	—	10,763
Unrealized loss on available-for- sale securities, net of tax	—	—	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	—	—	(48,709)	(48,709)
Balance at December 31, 2014	—	$—	32,340	$323	$638,389	$(71)	$(147,384)	$491,257

bluebird bio, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Series A-1		Series A-2		Series B		Series C		Series D
	convertible		convertible		convertible		convertible		convertible
	preferred stock		preferred stock		preferred stock		preferred stock		preferred stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2014	—	$—	—	$—	—	$—	—	$—	—	$—
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $22,753	—	—	—	—	—	—	—	—	—	—
Issuance of common stock to Pregenen equityholders	—	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—
Purchase of common stock under ESPP
Stock-based compensation	—	—	—	—	—	—	—	—	—	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—
Balance at December 31, 2015	—	$—	—	$—	—	$—	—	$—	—	$—

	Series A-1					Accumulated		Total
	convertible				Additional	other		stockholders'
	preferred stock		Common stock		paid-in	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	capital	income (loss)	deficit	(deficit)
Balance at December 31, 2014	—	$—	32,340	$323	$638,389	$(71)	$(147,384)	$491,257
Vesting of restricted stock units	—	—	62	1	(1)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $22,753	—	—	2,941	29	477,218	—	—	477,247
Issuance of common stock to Pregenen equityholders	—	—	94	1	(1)	—	—	—
Exercise of common stock warrants	—	—	164	2	(2)	—	—	—
Exercise of stock options	—	—	1,282	13	9,370	—	—	9,383
Purchase of common stock under ESPP	—	—	11	—	492	—	—	492
Stock-based compensation	—	—	—	—	41,120	—	—	41,120
Unrealized loss on available-for- sale securities, net of tax	—	—	—	—	—	(2,220)	—	(2,220)
Net loss	—	—	—	—	—	—	(166,783)	(166,783)
Balance at December 31, 2015	—	$—	36,894	$369	$1,166,585	$(2,291)	$(314,167)	$850,496

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2015	2014	2013
Operating activities
Net loss	$(166,783)	$(48,709)	$(25,321)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Noncash benefit on release of tax valuation allowance	—	(11,797)	—
Depreciation and amortization	7,419	4,228	941
Stock-based compensation expense	41,120	10,763	6,491
Change in fair value of contingent consideration	2,344	246	—
Issuance of restricted common stock in exchange for consulting services to non-employees	—	168	—
Re-measurement of warrants	—	—	440
Other non-cash items	1,513	142	9
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6,847)	307	(4,214)
Accounts payable	2,541	(2,249)	2,067
Accrued expenses and other liabilities	9,423	9,969	761
Deferred revenue	11,171	(24,871)	54,868
Deferred rent	(330)	2,110	7,408
Net cash (used in) provided by operating activities	(98,429)	(59,693)	43,450
Investing activities
Restricted cash	(8,816)	209	(1,153)
Purchase of property and equipment	(7,055)	(8,708)	(8,670)
Purchases of marketable securities	(755,175)	(174,981)	—
Proceeds from maturities of marketable securities	199,179	30,960	—
Acquisition of business, net of cash acquired	—	(4,673)	—
Net cash used in investing activities	(571,867)	(157,193)	(9,823)
Financing activities
Cash paid for contingent purchase price consideration	(453)	—	—
Proceeds from public offering of common stock, net of issuance costs	477,064	353,226	104,921
Repayment of nonrecourse note collateralized by restricted stock	—	—	344
Proceeds from issuance of common stock	10,109	5,226	376
Net cash provided by financing activities	486,720	358,452	105,641
(Decrease) increase in cash and cash equivalents	(183,576)	141,566	139,268
Cash and cash equivalents at beginning of period	347,845	206,279	67,011
Cash and cash equivalents at end of period	$164,269	$347,845	$206,279
Non-cash investing and financing activities:
Construction financing lease obligation	$61,901	$—	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$2,089	$387	$1,924
Offering expenses included in accounts payable and accrued expenses	$—	$183	$—
Reclassification of warrants to additional paid-in capital	$—	$—	$655
Conversion of preferred stock to common stock upon closing of IPO	$—	$—	$122,178
Stock option exercise proceeds receivable	$17	$98	$107

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Notes to Consolidated Financial Statements

1. Description of the business

bluebird bio, Inc. (the “Company” or “bluebird”) was incorporated in Delaware on April 16, 1992, and is headquartered in Cambridge, Massachusetts. The Company researches, develops, manufactures and plans to commercialize gene therapies for the treatment of severe genetic and rare diseases and in the field of T cell-based immunotherapy. Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its product candidates, including activities to manufacture product candidates, conduct clinical studies of its product candidates, perform preclinical research to identify new product candidates and provide general and administrative support for these operations.

On June 30, 2014, the Company acquired all of the outstanding capital stock of Precision Genome Engineering, Inc. (“Pregenen”) and in connection therewith, obtained the rights to Pregenen’s gene editing and cell signaling technology. See Note 11, “Business combinations,” for additional information.

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

As of December 31, 2015, the Company had cash, cash equivalents and marketable securities of $865.8 million. Although the Company has incurred recurring losses, the Company expects its cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months.

2. Summary of significant accounting policies and basis of presentation

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Precision Genome Engineering, Inc., bluebird bio France – SARL, bluebird bio Australia Pty Ltd., bluebird bio (Bermuda) Ltd. and bluebird bio Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The assets acquired and liabilities assumed in connection with the Company’s acquisition of Pregenen were recorded at their fair values as of June 30, 2014, the date of the acquisition, and the operating results of Pregenen have been consolidated with those of the Company from the date of acquisition. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Certain aggregations of prior year amounts have been made to conform to current year presentation. In the consolidated balance sheets, prior year deferred tax assets are included within prepaid expenses and other current assets and prior year deferred tax liabilities are included within other non-current liabilities. In the statements of operations and comprehensive loss, prior year foreign currency gains (losses), re-measurement of warrants, and other income are included within other income (expense), net.

Foreign currency translation

The Company’s consolidated financial statements are prepared in U.S. dollars. Its foreign subsidiaries use the U.S. dollar as their functional currency and maintains records in the local currency. Nonmonetary assets and liabilities are re-measured at historical rates and monetary assets and liabilities are re-measured at exchange rates in effect at the end of the reporting period. Income statement accounts are re-measured at average exchange rates for the reporting period. The resulting gains or losses are included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, among others: acquisition-date fair value and subsequent fair value estimates used to assess potential impairment of long-lived assets, including goodwill and intangible assets, construction financing lease obligations, contingent consideration, stock-based compensation expense, accrued expenses, revenue and income taxes.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original final maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents comprise funds in cash, money market accounts, U.S. Treasury securities, and federally insured deposits. Cash equivalents are reported at fair value.

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by an investment manager and may consist of U.S. Treasury securities, U.S. government agency securities, and certificates of deposit. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, mark the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

Concentrations of credit risk and off-balance sheet risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s available-for-sale investments primarily consist of U.S. Treasury securities, U.S. government agency securities and certificates of deposit, and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy which limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA+/Aa1 rated, thereby reducing credit risk exposure.

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

Items measured at fair value on a recurring basis include marketable securities (Note 3 and Note 4) and contingent consideration (Note 4 and Note 11). The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

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

This transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the tangible assets and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the excess purchase price recorded as goodwill. The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition are summarized in Note 11, “Business combinations.” The estimated fair values of acquired assets and assumed liabilities were determined using the methods discussed in the following paragraphs and require significant judgment and estimates, which could materially differ from actual values and fair values determined using different methods or assumptions.

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

The Company records certain estimated construction costs incurred and reported by a landlord as an asset and corresponding construction financing lease obligation on the consolidated balance sheets. See Note 8, “Commitments and contingencies,” for additional information.

Impairment of long-lived assets

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded during the years ended December 31, 2015, 2014 and 2013.

Warrants to purchase convertible preferred stock

In conjunction with various financing transactions, the Company issued warrants to purchase shares of the Company’s convertible preferred stock. Upon closing of the Company’s Initial Public Offering (“IPO”) in June 2013, all warrants exercisable for convertible preferred stock were automatically converted into warrants exercisable for common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital. As of December 31, 2015, there are no warrants outstanding.

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

Collaboration revenue

As of December 31, 2015, the Company’s collaboration revenue is generated exclusively from its collaboration arrangement with Celgene Corporation (“Celgene”), which was originally entered into in March 2013 and was subsequently amended in June 2015 (the “Amended Collaboration Agreement”). The amended terms of this arrangement contain multiple deliverables, which include at inception: (i) research and development services, (ii) participation on a joint steering committee (“JSC”), (iii) participation on the patent committee, (iv) a license to the first product candidate, (v) manufacture of vectors and associated payload for incorporation into the first optioned product candidate under the license, and (vi) participation on a joint governance committee (“JGC”) under the co-development and co-promotion agreement for the first optioned product candidate under the license.

In connection with the Amended Collaboration Agreement, the Company received an upfront, one-time, non-refundable, non-creditable payment of $25.0 million to fund research and development under the collaboration. Other non-refundable payments to the Company under this arrangement may include: (i) product candidate license fees, (ii) payments in the event the Company does not exercise its option to co-develop and co-promote in the United States, (iii) payments for the manufacture and supply of vectors and payloads, (iv) payments based on the achievement of certain clinical, regulatory, and commercials milestones and (v) royalties on product sales.

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

Options are considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the collaboration partner will choose to exercise the option. Factors that the Company considers in evaluating whether an option is substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the option, the cost to exercise the option and the likelihood that the option will be exercised. For arrangements under which an option is considered substantive, the Company does not consider the item underlying the option to be a deliverable at the inception of the arrangement and the associated option fees are not included in allocable arrangement consideration, assuming the option is not priced at a significant and incremental discount. Conversely, for arrangements under which an option is not considered substantive or if an option is priced at a significant and incremental discount, the Company would consider the item underlying the option to be a deliverable at the inception of the arrangement and a corresponding amount would be included in allocable arrangement consideration. One of the options in the Amended Collaboration Agreement has been determined not to be substantive and any other options have been determined to be substantive. None of the options are priced at a significant and incremental discount.

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

The Company recognizes revenue from the Celgene arrangement associated research and development services, joint steering committee services and patent committee services ratably over the associated period of performance, which is initially estimated to be three years. If there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, then the Company recognizes revenue under the arrangement on a straight-line basis over the period the Company is expected to complete its performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognizes revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method or proportional performance method, as applicable, as of the period ending date.

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

Research fees and license fees

The terms of the Company’s research agreements and license agreements have previously included delivery of an intellectual property license or the performance of research and development activities. The Company does not have any material research arrangements or license arrangements that contain multiple deliverables. The Company is compensated under research arrangements and license arrangements through nonrefundable up-front payments and future royalties on net product sales. Research fees are recognized as revenue on a straight-line basis over the period that the research services are expected to be performed unless the Company’s pattern of performance can be determined to be other than straight-line, in which case, the Company uses the proportional performance method. Nonrefundable license fees are recognized as revenue upon delivery provided there are no undelivered elements in the arrangement.

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

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.

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

The Company expenses restricted stock unit awards to employees based on the fair value of the award on a straight-line basis over the associated service period of the award. Awards of restricted stock units to non-employees are adjusted through share-based compensation expense at each reporting period end to reflect the current fair value of such awards and expensed using an accelerated attribution model.

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

Other income (expense), net

Other income (expense), net consists primarily of interest income earned on investments net of amortization of premium and accretion of discount, and in 2015, includes $0.9 million related to the disgorgement of short-swing profits arising from trades by a bluebird officer under Section 16(b) of the Securities and Exchange Act of 1934. Other income (expense), net also includes the gain or loss associated with the change in the fair value of preferred stock warrants, foreign currency gain or loss and tax incentives from the Massachusetts Life Sciences Center.

Net loss per share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options, unvested restricted stock, restricted stock units, and employee stock purchase plan stock using the treasury stock method.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2015 and 2014, the Company does not have any significant uncertain tax positions.

Comprehensive loss

Comprehensive loss is comprised of net loss and other comprehensive income or loss. Other comprehensive income or loss consists of unrealized gains and losses on marketable securities.

Subsequent events

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Recently adopted accounting pronouncements

In 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”), which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The standard will be effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The Company prospectively adopted this guidance in the fourth quarter of 2015, which resulted in the removal of gross deferred tax assets and liabilities from the Company's consolidated balance sheet, the net impact of which was zero. Prior periods were not retrospectively adjusted.

In 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU No. 2015-05”), which clarifies customer’s accounting for fees paid in a cloud computing arrangement. The standard will be effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 and early adoption is permitted. The Company prospectively adopted this guidance in the fourth quarter of 2015. The adoption of this standard in 2015 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective on January 1, 2018 and early adoption is not permitted for public entities. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations.

3. Marketable securities

The following table summarizes the available-for-sale securities held at December 31, 2015 and 2014 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015
U.S. government agency securities and treasuries	$689,425	$22	$(2,300)	$687,147
Certificates of deposit	14,360	—	(13)	14,347
Total	$703,785	$22	$(2,313)	$701,494
December 31, 2014
U.S. government agency securities	$131,589	$6	$(59)	$131,536
Certificates of deposit	12,640	—	(18)	12,622
Total	$144,229	$6	$(77)	$144,158

No available-for-sale securities held as of December 31, 2015 or 2014 had remaining maturities greater than three years.

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015
Assets:
Cash and cash equivalents	$164,269	$158,269	$6,000	$—
Marketable securities:
U.S. government agency securities and treasuries	687,147	—	687,147	—
Certificates of deposit	14,347	—	14,347	—
Total assets	$865,763	$158,269	$707,494	$—
Liabilities:
Contingent consideration	$8,665	$—	$—	$8,665
Total liabilities	$8,665	$—	$—	$8,665
December 31, 2014
Assets:
Cash and cash equivalents	$347,845	$347,845	$—	$—
Marketable securities:
U.S. government agency securities	131,536	—	131,536	—
Certificates of deposit	12,622	—	12,622	—
Total assets	$492,003	$347,845	$144,158	$—
Liabilities:
Contingent consideration	$6,796	$—	$—	$6,796
Total liabilities	$6,796	$—	$—	$6,796

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2015, cash and cash equivalents comprise funds in cash, money market accounts, U.S. Treasury securities and federally insured deposits. As of December 31, 2014, cash and cash equivalents comprise funds in cash and money market accounts.

Marketable securities

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2015 and 2014, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the maturity of available-for-sale securities during the years ended December 31, 2015 or 2014, and as a result, the Company did not reclassify any amount out of accumulated other comprehensive income (loss) for the same periods.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2015 and 2014 was $638.1 million and $134.4 million, respectively. As of December 31, 2015 and 2014, there were no securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2015 and 2014.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of preclinical, clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2016 to 2026 and discount rates ranging from 9.5% to 13.5%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations which include Level 3 inputs (in thousands):

	Year ended December 31,
	2015	2014
Beginning balance	$6,796	$—
Additions	—	6,550
Changes in fair value	2,869	246
Payments	(1,000)	—
Ending balance	$8,665	$6,796

As of December 31, 2015 and 2014, $3.6 million and $0.5 million, respectively, of the fair value of the Company’s total contingent consideration obligations was reflected as components of accrued expenses and other current liabilities within the consolidated balance sheets, with the remaining balances of $5.1 million and $6.3 million, respectively, reflected as a non-current liability. A $1.0 million milestone under the Stock Purchase Agreement was achieved and paid to the former equityholders of Pregenen during 2015. Please refer to Note 8, “Commitments and contingencies,” for further information.

5. Property and equipment, net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2015	2014
Computer equipment and software	$1,259	$814
Office equipment	1,104	786
Laboratory equipment	10,520	7,223
Leasehold improvements	11,010	10,318
Construction-in-progress	65,542	—
Total property and equipment	89,435	19,141
Less accumulated depreciation and amortization	(6,821)	(3,401)
Property and equipment, net	$82,614	$15,740

Depreciation and amortization expense related to property and equipment was $3.7 million, $2.3 million, and $0.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. Construction-in-progress as of December 31, 2015 includes $62.1 million related to costs incurred by the landlord at 60 Binney Street in Cambridge, Massachusetts. Please refer to Note 8, “Commitments and contingencies,” for further information.

6. Restricted cash

As of December 31, 2015 and 2014, the Company maintained letters of credit of $10.0 million and $1.2 million, respectively, which are required to be collateralized with a bank account at a financial institution in accordance with the Company’s current and future headquarters’ lease agreements. At December 31, 2015, $9.2 million relates to the 60 Binney Lease and is subject to increase to $13.8 million when the Company first requests reimbursement of tenant improvement costs from the landlord. Subject to the terms of the lease and certain reduction requirements specified therein, this amount may decrease by $1.5 million on the third, fourth, and fifth anniversaries of the date the Company occupies the building.

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Employee compensation	$5,935	$4,943
Accrued goods and services	16,153	7,358
Accrued professional fees	1,014	428
Deferred rent, current portion	964	914
Contingent consideration, current portion	3,584	475
Other	495	531
Total accrued expenses and other current liabilities	$28,145	$14,649

The change in fair value of contingent consideration was primarily related to an increase in the probability of successful achievement of milestones expected to be achieved within the next twelve months.

8. Commitments and contingencies

On June 3, 2013, the Company entered into a nine-year building lease for approximately 43,600 square feet of space located at 150 Second Street, Cambridge, Massachusetts, which commenced in December 2013. This lease was amended in June 2014 to add approximately 9,900 additional square feet. The lease originally had monthly lease payments of $0.2 million for the first 12 months, which increased to $0.3 million per month beginning in December 2014 due to the lease amendment, with annual rent escalations thereafter. Rent expense is recognized on a straight-line basis over the term of the lease. The Company has the option to extend this lease by an additional five years. The lease provided a contribution from the landlord towards the initial build-out of the space of up to $7.8 million. The Company capitalizes the leasehold improvements as property and equipment and records the landlord incentive payments received as deferred rent and amortizes these amounts as reductions to rent expense over the lease term. In addition, in accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $0.8 million, naming the landlord as beneficiary. This may be reduced to $0.6 million upon the second anniversary of the rent commencement date in the second quarter of 2016. The lease for the Company’s former headquarters, located at 840 Memorial Drive, Cambridge, Massachusetts, expired on March 31, 2015.

On June 29, 2015, the Company entered into a lease agreement for additional office space located at 215 First Street, Cambridge, Massachusetts.  Under the terms of the lease, the Company leased approximately 15,120 square feet starting on July 13, 2015 for $0.5 million per year in base rent, which is subject to a 3% annual rent increase plus certain operating expenses and taxes. The lease may continue until the end of the 60th full calendar month following the date the landlord delivers the premises to the Company, and includes early termination provisions that allows the Company to terminate the lease at the end of the 20th full calendar month following the delivery of the premises now that the Company has met certain conditions specified within the lease.  Under the terms of the lease, the Company has also leased an additional 8,075 square feet of office space in the same premises starting on January 1, 2016 for an additional $0.3 million per year in base rent, which is subject to a 3% annual rent increase plus certain operating expenses and taxes.

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

Because the Company is involved in the construction project, including having responsibility to pay for a portion of the costs of finish work and mechanical, electrical, and plumbing elements of the Building, among other items, the Company is deemed for accounting purposes to be the owner of the Building during the construction period. Accordingly, the Company has recorded project construction costs incurred by the landlord as an asset in “Property and equipment, net” and a related financing obligation in “Construction financing lease obligation” on the Company’s consolidated balance sheet.

The Company bifurcates its future lease payments pursuant to the 60 Binney Lease into (i) a portion that is allocated to the Building and (ii) a portion that is allocated to the land on which the Building is being constructed, which is recorded as rental expense. Although the Company estimates that the Company will not begin making lease payments pursuant to the 60 Binney Lease until April 2017, the portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the 60 Binney Lease in September 2015. During the year ended December 31, 2015, the Company recognized $0.5 million of non-cash rental expense attributable to the land.

As of December 31, 2015, Property and equipment, net, includes $62.1 million related to construction costs for the Building. The construction financing lease obligation related to the Building was $61.9 million, which were incurred by the landlord only. No cash was paid to the landlord related to the Building for the twelve months ended December 31, 2015.

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

As of December 31, 2015, future minimum commitments under the 60 Binney Lease and facility operating leases were as follows (in thousands):

Years ended December 31,	60 Binney Street Lease	150 Second Street Lease	Other Operating Leases	Total Lease Commitments
2016	$—	$3,261	$1,189	$4,450
2017	13,061	3,359	127	16,547
2018	18,591	3,460	—	22,051
2019	18,916	3,563	—	22,479
2020	19,248	3,670	—	22,918
2021 and thereafter	128,132	7,674	—	135,806
Total minimum lease payments	$197,948	$24,987	$1,316	$224,251

For the 60 Binney Lease, the table above sets forth the future minimum rental payments that the Company is obligated to pay after taking occupancy including amounts reflected on the consolidated balance sheet under the caption “Construction financing lease obligation”. The Company expects to commence these rental payments upon completion of the Building, estimated to be April 2017.

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all leases, including additional rent charges for utilities, parking, maintenance, and real estate taxes, and including rental expense attributable to the 60 Binney Lease land was $5.7 million, $4.3 million, and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at December 31, 2015 and December 31, 2014 or royalties on future sales of specified products.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company’s wholly-owned subsidiary bluebird bio France – SARL participates in the French Crédit d’Impôt Recherche (“CIR”) program, which allows companies to monetize up to 30% of eligible research expenses. The Company received aggregate reimbursement of €1.6 million related to years 2012 through 2014.  The Company has not yet applied for €1.0 million related to the year ended December 31, 2015, which is classified as a current asset within the consolidated balance sheets as of December 31, 2015.  The years 2012 through 2015 are open and subject to examination.

On June 30, 2014, the Company acquired Pregenen. During 2015, a $1.0 million milestone under the Stock Purchase Agreement was achieved, which resulted in a $1.0 million payment to the former equityholders of Pregenen. The Company may be required to make up to an additional $134.0 million in future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $14.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. In accordance with accounting for business combinations guidance, contingent consideration liabilities are required to be recognized on the consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain preclinical, clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. See Note 4, “Fair value measurements,” and Note 11, “Business combinations,” for additional information.

9. Common stock and preferred stock

The Company is authorized to issue 125,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption or conversion rights.

The Company is authorized to issue 5,000,000 shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2015 and 2014, the Company had no shares of preferred stock issued or outstanding.

Reserved for future issuance

The Company has reserved for future issuance the following number of shares of common stock (in thousands):

	December 31,
	2015	2014
Options to purchase common stock	3,532	3,652
Restricted stock units	148	179
2013 Stock Option and Incentive Plan	565	465
Warrants to purchase common stock	—	177
2013 Employee Stock Purchase Plan	227	238
Acquisition holdback (Note 11)	—	94
	4,472	4,805

10. Significant agreements

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

During the years ended December 31, 2015, 2014 and 2013, the Company recognized $14.1million, $25.0 million and $19.8 million, respectively, of revenue associated with its collaboration with Celgene related to the recognition of discovery, research and development services. As of December 31, 2015 and 2014, there was $41.8 million and $30.7 million of deferred revenue, respectively, related to the Company’s collaboration with Celgene, which is classified as current or non-current in the consolidated balance sheets based on the contractual term of the arrangement, $14.2 million of which as of December 31, 2015 is expected to be recognized through the first half of 2018.

11. Business combinations

On June 30, 2014, the Company completed its acquisition of Pregenen, a privately-held biotechnology company, upon which Pregenen became a wholly-owned subsidiary. As a result, the Company obtained gene editing and cell signaling technology with a broad range of potential therapeutic applications.

Under the terms of the Stock Purchase Agreement, the Company purchased all of Pregenen’s outstanding capital stock in exchange for 405,401 unregistered shares of common stock and $5.1 million in cash. The consideration for the transaction also included an additional 94,117 shares of common stock that was held for a period of 18 months after the acquisition to settle potential claims for indemnification for breaches or inaccuracies in Pregenen’s representations and warranties, covenants, and agreements and an additional 2,119 shares relating to a working capital adjustment. On December 29, 2015, 94,117 shares of common stock were granted in full to Pregenen’s former equityholders. The Stock Purchase Agreement also provides for up to $135.0 million in future contingent cash payments upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, $134.0 million of which have not yet been achieved as of December 31, 2015, which is comprised of $14.0 million in preclinical milestones, $20.1 million in clinical milestones and $99.9 million in commercial milestones. During 2015, a $1.0 million milestone under the Stock Purchase Agreement was achieved and paid to the former equityholders of Pregenen.

The acquisition-date fair value of the purchase consideration is as follows (in thousands):

Cash	$5,093
Common stock	19,348
Contingent consideration	6,550
Total purchase consideration	$30,991

Common stock in the table above is comprised of $15.6 million in common stock issued in June 2014, $3.6 million in common stock that was held back for a period of 18 months and issued in December 2015 and $0.1 million related to a working capital adjustment issued in July 2014.

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

Amortization expense for the gene editing platform intangible asset was $3.8 million and $1.9 million for the years ended December 31, 2015 and 2014, respectively, and accumulated amortization as of December 31, 2015 and 2014 was $5.6 million and $1.9 million, respectively. The estimated amortization of intangible assets for the year ended December 31, 2016 and for each of the five succeeding years and thereafter is as follows (in thousands):

2016	$3,763
2017	3,763
2018	3,763
2019	3,763
2020	3,763
2021 and thereafter	5,641
Total	$24,456

The deferred tax liabilities acquired of $11.8 million primarily relate to the tax impact of future amortization or impairments associated with the identified intangible asset, which is not deductible for tax purposes. See Note 14 “Income taxes,” for additional information.

Goodwill is calculated as the difference between the acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed and is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist. Among the factors that resulted in goodwill for the Pregenen acquisition was the opportunity to recognize synergies with the Company’s existing gene insertion platform and deferred tax liabilities recognized in connection with the acquisition.

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

12. Stock-based compensation and warrants

On June 3, 2013, the Company’s board of directors adopted its 2013 Stock Option and Incentive Plan (“2013 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 Plan replaces the 2010 Stock Option and Grant Plan (“2010 Plan”).

The 2013 Plan allows for the granting of incentive stock options, non-qualified stock options, restricted stock units and restricted stock awards to the Company’s employees, members of the board of directors, and consultants of the Company. The Company initially reserved 955,000 shares of its common stock for the issuance of awards under the 2013 Plan. The 2013 Plan provides that the number of shares reserved and available for issuance under the 2013 Plan will automatically increase each January 1, beginning on January 1, 2014, by four percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. In January 2015 and January 2016, the number of common stock available for issuance under the 2013 Plan was increased by approximately 1.3 million and 1.5 million shares, respectively, as a result of this automatic increase provision.

Any options or awards outstanding under the Company’s previous stock option plans, including both the 2010 Plan and the Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan (“2002 Plan”), at the time of adoption of the 2013 Plan remain outstanding and effective. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, expire or are otherwise terminated (other than by exercise) under the 2002 Plan and 2010 Plan are added to the shares of common stock available for issuance under the 2013 Plan. As of December 31, 2015, the total number of common stock that may be issued under all plans is 0.6 million.

The Company does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $41.1 million, $10.8 million, and $6.5 million during the years ended December 31, 2015, 2014 and 2013, respectively. Share-based compensation expense recognized by award type is as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Stock options	$37,536	$9,487	$6,399
Restricted stock awards	—	52	92
Restricted stock units	3,325	1,158	—
Employee stock purchase plan	259	66	—
	$41,120	$10,763	$6,491

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2015	2014	2013
Expected volatility	72.6%	82.3%	82.0%
Expected term (in years)	5.9	6.0	6.1
Risk-free interest rate	1.7%	1.8%	1.1%
Expected dividend yield	0.0%	0.0%	0.0%

The intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013, was $147.9 million, $41.4 million, and $3.9 million, respectively.

The weighted-average fair values of options granted during 2015, 2014 and 2013 was $74.65, $18.53, and $7.36, respectively.

There were no unvested restricted stock awards as of December 31, 2015 and 2014 and no restricted stock awards were granted during 2015. The aggregate fair value of restricted stock awards that vested during the years ended December 31, 2014 and 2013, based on the estimated fair value of the underlying stock on the day of vesting was $1.9 million, and $1.5 million, respectively.

As of December 31, 2015, there was $80.7 million, $6.2 million and $0.1 million of unrecognized compensation expense related to unvested stock options, restricted stock units and the employee stock purchase plan, respectively, that is expected to be recognized over a weighted-average period of 2.9, 2.2, and 0.1 years.

In the first quarter of 2015, the Company entered into a Transitional Services and Separation Agreement with its Chief Scientific Officer, ending his employment with the Company effective July 6, 2015. Subsequent to this separation date, he is serving as a member of the Company’s Scientific Advisory Board. Under the terms of the agreement, outstanding options held by the Chief Scientific Officer were modified. The incremental value of the modification was estimated to be $3.0 million using a Black-Scholes option valuation model, which was recognized within research and development expense on a straight-line basis through the date of separation in the third quarter of 2015.

In the second quarter of 2015, the Company modified the vesting conditions of a stock option award held by a non-employee founder, which resulted in $6.7 million of stock-based compensation expense recognized to research and development expense during the second quarter of 2015.

In the fourth quarter of 2015, the Company modified the vesting conditions of stock option awards held by two employees immediately following their separation from the Company. As a result of the modification, the Company recognized $0.6 million of stock-based compensation expense during the fourth quarter of 2015.

During the year ended December 31, 2014, the Company modified the vesting conditions of stock option awards held by several former employees, which resulted in $0.6 million of incremental expense recognized within general and administrative expenses during 2014.

Stock options

The following table summarizes the stock option activity under the Company’s equity awards plans (shares and aggregate intrinsic value in thousands):

	Shares	Weighted-average exercise price per share	Weighted-average contractual life (in years)	Aggregate intrinsic value (a) (in thousands)
Outstanding at December 31, 2014	3,652	$12.30
Granted	1,245	$114.32
Exercised	(1,283)	$7.42
Canceled or forfeited	(82)	$68.16
Outstanding at December 31, 2015	3,532	$48.74	7.8	$114,870
Exercisable at December 31, 2015	1,159	$11.53	6.7	$61,163
Vested and expected to vest at December 31, 2015	3,423	$50.02	8.0	$110,888

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2015.

Restricted stock units

The following table summarizes the restricted stock unit activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2014	179	$30.47
Granted	41	156.83
Vested	(62)	30.47
Forfeited	(10)	30.47
Unvested balance at December 31, 2015	148	$65.79

Warrants

As of December 31, 2015 and 2014, there were 0 and 177,276 warrants outstanding, respectively. As of December 31, 2015 and 2014, there was no outstanding warrant liability. During the years ended December 31, 2015 and 2014, there were 177,276 and 160,676 warrants exercised, respectively, and no cancellations or expirations.

Note receivable

In November 2010, the Company received a non-recourse note from its Chief Executive Officer (“CEO”) in exchange for the purchase of 329,256 shares of restricted stock. Interest accrued on the note on an annual basis at a rate of four percent. In May 2013, prior to the initial filing of the registration statement in connection with the Company’s IPO, the CEO repaid the note in full plus all accrued interest. The Company recorded stock-based compensation expense in connection with this restricted stock award of $0, $0.1 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Employee Stock Purchase Plan

On June 3, 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 ESPP authorizes the initial issuance of up to a total of 238,000 shares of the Company’s common stock to participating employees. The first offering period under the 2013 ESPP opened on August 1, 2014. During the year ended December 31, 2015, 10,545 shares of common stock were issued under the 2013 ESPP.

13. 401(k) Savings plan

In 1997, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company did not make any contributions to the 401(k) Plan through December 31, 2014. In January 2016, the Company made contributions of approximately $0.6 million related to employee contributions made during 2015, which is included in accrued expenses and other current liabilities as of December 31, 2015.

14. Income taxes

The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
U.S.	$(162,287)	$(61,118)	$(26,018)
Foreign	(4,436)	612	697
Total	$(166,723)	$(60,506)	$(25,321)

The benefit for income taxes were as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Current
Federal	$—	$—	$—
State	—	1	—
Foreign	60	—	—
Deferred
Federal	—	(9,390)	—
State	—	(2,408)	—
Foreign	—	—	—
Total income tax expense (benefit)	$60	$(11,797)	$—

A reconciliation of income tax benefit computed at the statutory federal income tax rate to the Company’s effective income tax rate benefit as reflected in the financial statements is as follows:

	Year ended December 31,
	2015	2014	2013
Federal income tax expense at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	4.2%	4.0%	4.5%
Permanent differences	(6.4%)	(3.2%)	(0.6%)
Research and development credit	14.6%	25.7%	6.0%
Other	(1.5%)	0.0%	0.0%
Change in valuation allowance	(44.9%)	(41.0%)	(43.9%)
Effective income tax rate benefit	0.0%	19.5%	0.0%

For the years ended December 31, 2015 and 2014, the Company recognized an income tax (expense) benefit of $(0.1) million or 0.0%, and $11.8 million or 19.5%, respectively. In 2014, the Company recorded a non-recurring tax benefit of $11.8 million due to the release of a portion of the valuation allowance due to taxable temporary differences available as a source of income to realize certain pre-existing deferred tax assets as a result of the acquisition of Pregenen. Excluding the impact of this item, the Company’s overall tax provision and effective tax rate would be zero. The Company did not recognize any tax benefit for the years ended December 31, 2015 and December 31, 2013 as the Company was subject to a full valuation allowance.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets are comprised of the following (in thousands):

	Year ended December 31,
	2015	2014
Deferred tax assets:
U.S. net operating loss carryforwards	$62,844	$33,767
Foreign net operating loss carryforwards	194	899
Tax credit carryforwards	47,386	23,274
Capitalized research and development expenses, net	979	1,372
Capital lease	24,315	—
Deferred revenue	16,438	12,050
Capitalized license fees	5,488	384
Accruals and other	19,486	7,168
Total deferred tax assets	177,130	78,914
Intangible assets	(9,606)	(11,084)
Fixed assets	(26,681)	(2,526)
Less valuation allowance	(140,843)	(65,304)
Net deferred taxes	$—	$—

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. In 2015, the

Company prospectively adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet. See Note 2, “Summary of significant accounting policies and basis of presentation,” for additional information. This resulted in the removal of gross deferred tax assets and liabilities from the Company's consolidated balance sheet, the net impact of which was zero. Prior periods were not retrospectively adjusted. The valuation allowance increased on a net basis by approximately $75.5 million during the year ended December 31, 2015 due primarily to net operating losses and tax credit carryforwards.

As of December 31, 2015, 2014 and 2013, the Company had U.S. federal net operating loss carryforwards of approximately $347.5 million, $130.0 million, and $30.3 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2035. As of December 31, 2015, 2014 and 2013, the Company also had U.S. state net operating loss carryforwards of approximately $335.0 million, $115.5 million, and $13.3 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2035. At December 31, 2015, $185.8 million and $185.8 million of federal and state net operating losses, respectively, relate to excess equity based compensation tax deductions, the benefits for which will be recorded to additional paid-in capital when recognized through a reduction of cash taxes paid. At December 31, 2015, 2014 and 2013, the Company also had approximately $0.6 million, $2.7 million, and $2.0 million, respectively, of foreign net operating loss carryforwards that may be available to offset future income tax liabilities; these carryforwards do not expire.

As of December 31, 2015, 2014 and 2013, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $44.9 million, $22.0 million, and $2.7 million, respectively, available to reduce future tax liabilities which expire at various dates through 2035. As of December 31, 2015, 2014 and 2013, the Company had state credit carryforwards of approximately $3.8 million, $2.0 million, and $1.4 million, respectively, available to reduce future tax liabilities which expire at various dates through 2030.

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015, 2014 and 2013, the Company had no significant accrued interest or penalties related to uncertain tax positions and no significant amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

For all years through December 31, 2015, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company or one of its subsidiaries files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2012 through December 31, 2015. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

15. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2015	2014	2013
Warrants	—	177	338
Outstanding stock options	3,532	3,652	3,958
Unvested restricted stock	—	—	69
Restricted stock units	148	179	—
ESPP shares	3	6	—
Acquisition holdback (Note 11)	—	94	—
	3,683	4,108	4,365

16. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Total revenue	$6,344	$4,940	$1,324	$1,471	$14,079
Total operating expenses	31,270	56,963	44,451	50,432	183,116
Loss from operations	(24,926)	(52,023)	(43,127)	(48,961)	(169,037)
Net loss	(24,787)	(51,795)	(42,924)	(47,277)	(166,783)
Net loss per share applicable to common stockholders - basic and diluted	$(0.76)	$(1.57)	$(1.18)	$(1.29)	$(4.81)

	2014
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Total revenue	$6,335	$6,335		$6,365	$6,386	$25,421
Total operating expenses	17,003	19,669		23,375	26,000	86,047
Loss from operations	(10,668)	(13,334)		(17,010)	(19,614)	(60,626)
Net loss	(10,609)	(1,526)	(1)	(17,030)	(19,544)	(48,709)
Net loss per share applicable to common stockholders - basic and diluted	$(0.44)	$(0.06)		$(0.61)	$(0.67)	$(1.83)

(1)

During the second quarter of 2014, the Company recorded an income tax benefit of $11.8 million in connection with the acquisition of Pregenen completed in June 2014. See Note 11, “Business Combinations” for additional information.

17. Subsequent events

On February 10, 2016, under the Company’s Amended Collaboration Agreement with Celgene focused on anti-BCMA product candidates, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb2121 pursuant to an executed license agreement entered into by the parties on February 16, 2016. On February 17, 2016, the parties further amended the Amended Collaboration Agreement to update the timing of certain deliverables in connection with Celgene’s option exercise for the license of the bb2121 product candidate. As a result, Celgene will pay the Company an option fee in the amount of $10.0 million in the first quarter of 2016. The Company may now elect to co-develop and co-promote the product candidate in the United States and will receive an additional fee in the amount of $10.0 million in the event the Company does not exercise its option to co-develop and co-promote bb2121 with Celgene. See Note 10 for additional information on the Company’s collaboration with Celgene.

On February 24, 2016, the Company appointed Jeffrey T. Walsh as Chief Financial and Strategy Officer and principal financial officer of the Company, in each case, effective March 1, 2016.  Mr. Walsh has served as the Company’s Chief Operating Officer since

May 2011 (and will serve as such through February 29, 2016) and previously served as the Company’s principal financial officer from June 2013 to November 2014.

In connection with the appointment of Mr. Walsh and effective as of March 1, 2016, James M. DeTore will no longer serve as Chief Financial Officer and Treasurer and principal financial officer of the Company, and Mr. DeTore’s employment with the Company will end on March 18, 2016.  In connection with the termination of Mr. DeTore’s employment, he is entitled to certain severance benefits pursuant to the terms of an employment agreement, dated October 20, 2014, between the Company and Mr. DeTore.

The Company has evaluated all events or transactions that occurred after December 31, 2015. In the judgment of management, there were no other material events that impacted the consolidated financial statements or disclosures.

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

Name	Title	Date

/s/ Nick Leschly	President, Chief Executive Officer and Director	February 25, 2016
Nick Leschly	(Principal Executive Officer)

/s/ James M. DeTore	Chief Financial Officer and Treasurer	February 25, 2016
James M. DeTore	(Principal Financial Officer)

/s/ Eric Sullivan	Senior Director, Finance	February 25, 2016
Eric Sullivan	(Principal Accounting Officer)

/s/ Daniel S. Lynch	Director	February 25, 2016
Daniel S. Lynch

/s/ Wendy L. Dixon, Ph.D.	Director	February 25, 2016
Wendy L. Dixon, Ph.D.

/s/ James Mandell, M.D..	Director	February 25, 2016
James Mandell, M.D.

/s/ John M. Maraganore, Ph.D..	Director	February 25, 2016
John M. Maraganore, Ph.D.

/s/ David P. Schenkein, M.D.	Director	February 25, 2016
David P. Schenkein, M.D.

/s/ Mark Vachon	Director	February 25, 2016
Mark Vachon

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1/A	333-188605	4.5	May 14, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.1	May 14, 2013

10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.2	May 14, 2013

10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1/A	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1/A	333-188605	10.6	May 14, 2013

10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1/A	333-188605	10.7	May 14, 2013

10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1/A	333-188605	10.8	May 14, 2013

10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015

10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1/A	333-188605	10.9	May 14, 2013

10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-188605	10.10	May 14, 2013

10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1/A	333-188605	10.11	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 6, 2015

10.15#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.16#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.17#	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.18#	Transitional Services and Separation Agreement by and between the Registrant and Mitch Finer	10-Q	001-35966	10.17	May 6, 2015

10.19#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.20#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.21#	Employment Agreement, dated October 20, 2014, by and between the Registrant and James DeTore	8-K	001-35966	10.1	November 10, 2014

10.22#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 6, 2015

10.23#	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.19	May 13, 2014

10.24#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.25#	Executive Cash Incentive Bonus Plan	S-1/A	333-188605	10.18	May 14, 2013

10.26	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.27	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

10.28	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	10-Q	001-35966	10.24	August 12, 2014

10.29	Lease, dated June 29, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	10-Q	001-35966	10.29	August 6, 2015

10.30†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015

21.1	Subsidiaries of the Registrant	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.	—	—	—	Filed herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
#	Indicates a management contract or any compensatory plan, contract or arrangement.