Form 10-Q
period 2016-03-31
bluebird bio, Inc.
filed 2016-05-04
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, there were 36,943,048 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical and clinical studies, and our research and development programs;
•	our ability to advance product candidates into, and successfully complete, clinical studies;
•	our ability to advance our viral vector and drug product manufacturing capabilities;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	the timing or success of commercialization of our product candidates, if approved;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations and licenses;
•	developments relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

bluebird bio, Inc.

Form 10-Q

For the three months ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par value amounts)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$192,588	$164,269
Marketable securities	360,515	353,680
Prepaid expenses and other current assets	7,871	6,016
Total current assets	560,974	523,965
Marketable securities	273,762	347,814
Property and equipment, net	96,638	82,614
Intangible assets, net	23,516	24,456
Goodwill	13,128	13,128
Restricted cash and other non-current assets	10,686	10,360
Total assets	$978,704	$1,002,337
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,136	$6,334
Accrued expenses and other current liabilities	29,623	28,145
Deferred revenue, current portion	6,209	5,889
Total current liabilities	38,968	40,368
Deferred rent, net of current portion	8,498	8,294
Deferred revenue, net of current portion	44,861	35,959
Contingent consideration, net of current portion	5,248	5,082
Construction financing lease obligation	74,414	61,901
Other non-current liabilities	208	237
Total liabilities	172,197	151,841
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 36,937 and 36,894 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	369	369
Additional paid-in capital	1,177,551	1,166,585
Accumulated other comprehensive loss	(972)	(2,291)
Accumulated deficit	(370,441)	(314,167)
Total stockholders’ equity	806,507	850,496
Total liabilities and stockholders’ equity	$978,704	$1,002,337

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2016	2015
Revenue:
Collaboration revenue	$1,499	$6,344
Total revenue	1,499	6,344
Operating expenses:
Research and development	41,911	23,719
General and administrative	15,955	7,336
Change in fair value of contingent consideration	1,013	215
Total operating expenses	58,879	31,270
Loss from operations	(57,380)	(24,926)
Other income, net	961	139
Loss before income taxes	(56,419)	(24,787)
Income tax benefit	145	—
Net loss	$(56,274)	$(24,787)
Net loss per share - basic and diluted:	$(1.52)	$(0.76)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	36,920	32,558
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax of $0.7 million for the three months ended March 31, 2016	1,319	(52)
Comprehensive loss	$(54,955)	$(24,839)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	March 31,
	2016	2015
Operating activities
Net loss	$(56,274)	$(24,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	1,013	215
Depreciation and amortization	2,283	1,710
Stock-based compensation expense	10,143	5,432
Other non-cash items	868	130
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,271)	(2)
Accounts payable	(2,195)	(331)
Accrued expenses and other liabilities	211	88
Deferred revenue	9,222	(6,344)
Deferred rent	234	(270)
Net cash used in operating activities	(36,766)	(24,159)
Investing activities
Purchase of property and equipment	(3,894)	(1,156)
Purchases of marketable securities	(28,175)	(223,020)
Proceeds from maturities of marketable securities	96,515	31,200
Net cash provided by (used in) investing activities	64,446	(192,976)
Financing activities
Proceeds from issuance of common stock	639	2,464
Net cash provided by financing activities	639	2,464
Increase (decrease) in cash and cash equivalents	28,319	(214,671)
Cash and cash equivalents at beginning of period	164,269	347,845
Cash and cash equivalents at end of period	$192,588	$133,174
Non-cash investing and financing activities:
Construction financing lease obligation	$12,513	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$1,086	$1,125

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

2. Summary of significant accounting policies and basis of presentation

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2016 and 2015.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2016.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Precision Genome Engineering, Inc. (“Pregenen”), bluebird bio France – SARL, bluebird bio Australia Pty Ltd., bluebird bio (UK) Ltd., bluebird bio (Bermuda) Ltd. and bluebird bio Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to GAAP. The Company views its operations and manages its business in one operating segment. All material long-lived assets of the Company reside in the United States.

Summary of accounting policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2016.

Net income (loss) per share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common stock equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options, unvested restricted stock, restricted stock units, employee stock purchase plan, warrants, and acquisition holdback shares using the treasury stock method.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective on January 1, 2018 and earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, (“ASU 2016-02”), which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. The new standard will be effective beginning January 1, 2019, and early adoption is permitted for public entities. The Company is currently evaluating the potential impact ASU 2016-02 may have on its financial position.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”), which simplifies share-based payment accounting through a variety of amendments. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the potential impact ASU 2016-09 may have on its financial position.

3. Marketable securities

The following table summarizes the available-for-sale securities held at March 31, 2016 and December 31, 2015 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016
U.S. government agency securities and treasuries	$625,903	$91	$(370)	$625,624
Certificates of deposit	8,640	13	—	8,653
Total	$634,543	$104	$(370)	$634,277
December 31, 2015
U.S. government agency securities and treasuries	$689,425	$22	$(2,300)	$687,147
Certificates of deposit	14,360	—	(13)	14,347
Total	$703,785	$22	$(2,313)	$701,494

No available-for-sale securities held as of March 31, 2016 or December 31, 2015 had remaining maturities greater than three years.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2016
Assets:
Cash and cash equivalents	$192,588	$187,588	$5,000	$—
Marketable securities:
U.S. government agency securities and treasuries	625,624	—	625,624	—
Certificates of deposit	8,653	—	8,653	—
Total assets	$826,865	$187,588	$639,277	$—
Liabilities:
Contingent consideration	$9,678	$—	$—	$9,678
Total liabilities	$9,678	$—	$—	$9,678
December 31, 2015
Assets:
Cash and cash equivalents	$164,269	$158,269	$6,000	$—
Marketable securities:
U.S. government agency securities and treasuries	687,147	—	687,147	—
Certificates of deposit	14,347	—	14,347	—
Total assets	$865,763	$158,269	$707,494	$—
Liabilities:
Contingent consideration	$8,665	$—	$—	$8,665
Total liabilities	$8,665	$—	$—	$8,665

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of March 31, 2016 and December 31, 2015, cash and cash equivalents comprise funds in cash, money market accounts, U.S. government agency securities, and federally insured deposits.

Marketable securities

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2016 and December 31, 2015, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2016, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2016 and December 31, 2015 was $411.7 million and $638.1 million, respectively. The aggregate fair value of securities held by the Company in an unrealized loss position for more than twelve months as of March 31, 2016 was $43.3 million. The aggregate unrealized loss for those securities in an unrealized loss position for more than twelve months is less than $0.1 million. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of March 31, 2016 and December 31, 2015.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Contingent consideration

On June 30, 2014, the Company acquired Pregenen. The Company may be required to make up to $134.0 million in future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $14.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones.

In connection with the acquisition, the Company recorded contingent consideration pertaining to the amounts potentially payable to Pregenen’s former equityholders pursuant to the Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, Pregenen and Pregenen’s former equityholders. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive loss.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of preclinical, clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2016 to 2026 and discount rates ranging from 9.7% to 13.4%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations, which include Level 3 inputs (in thousands):

Three Months Ended
March 31, 2016
Beginning balance	$8,665
Additions	—
Changes in fair value	1,013
Payments	—
Ending balance	$9,678

As of March 31, 2016, $4.4 million of the fair value of the Company’s total contingent consideration obligations was reflected as a component of accrued expenses and other current liabilities within the condensed consolidated balance sheets, with the remaining balance of $5.2 million reflected as a non-current liability.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5. Property and equipment, net

Property and equipment, net, consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Computer equipment and software	$1,292	$1,259
Office equipment	1,347	1,104
Laboratory equipment	12,513	10,520
Leasehold improvements	13,925	11,010
Construction-in-progress	75,719	65,542
Total property and equipment, gross	104,796	89,435
Less accumulated depreciation and amortization	(8,158)	(6,821)
Total Property and equipment, net	$96,638	$82,614

Construction-in-progress as of March 31, 2016 includes $74.7 million related to construction costs incurred by the landlord at 60 Binney Street in Cambridge, Massachusetts. Please refer to Note 7, "Commitments and contingencies," for further information.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Employee compensation	$4,394	$5,935
Accrued goods and services	18,012	16,153
Accrued professional fees	914	1,014
Deferred rent, current portion	994	964
Contingent consideration, current portion	4,431	3,584
Other	878	495
Total accrued expenses and other current liabilities	$29,623	$28,145

7. Commitments and contingencies

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2016 and December 31, 2015 or royalties on future sales of specified products.

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

The Company’s wholly-owned subsidiary bluebird bio France – SARL participates in the French Crédit d’Impôt Recherche (“CIR”) program, which allows companies to monetize up to 30% of eligible research expenses. The Company received aggregate reimbursement of €1.6 million related to years 2012 through 2014.  The Company has applied for €1.0 million related to the year ended December 31, 2015, and has not yet applied for the €0.4 million related to the three months ended March 31, 2016. The €1.0 million is classified as a short term receivable within the condensed consolidated balance sheets as of March 31, 2016.  The years 2012 through 2016 are open and subject to examination.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Operating Lease Commitments

On June 3, 2013, the Company entered into a nine-year building lease for approximately 43,600 square feet of space located at 150 Second Street, Cambridge, Massachusetts, which commenced in December 2013. This lease was amended in June 2014 to add approximately 9,900 square feet. The lease originally had monthly lease payments of $0.2 million for the first 12 months, which increased to $0.3 million per month beginning in December 2014 due to the lease amendment, with annual rent escalations thereafter. Rent expense is recognized on a straight-line basis over the term of the lease. The Company has the option to extend this lease by an additional five years. The lease provided a contribution from the landlord towards the initial build-out of the space of up to $7.8 million. The Company capitalizes the leasehold improvements as property and equipment and records the landlord incentive payments received as deferred rent and amortizes these amounts as reductions to rent expense over the lease term. In addition, in accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1.3 million, naming the landlord as beneficiary. This may be reduced to $0.6 million upon the second anniversary of the rent commencement date in the second quarter of 2016.

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

60 Binney Street Lease Commitments

On September 21, 2015, the Company entered into a lease agreement for additional office and laboratory space located in a building (the “Building”) under construction at 60 Binney Street, Cambridge, Massachusetts (the “60 Binney Lease”).  Under the terms of the 60 Binney Lease, starting on October 1, 2016, the Company will lease approximately 253,108 square feet of office and laboratory space at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes. The Company also executed a $9.2 million letter of credit upon signing the 60 Binney Lease, which was required to be collateralized with a bank account at a financial institution in accordance with the 60 Binney Lease agreement. This $9.2 million is subject to increase to $13.8 million when the Company first requests reimbursement of tenant improvement costs from the landlord. Subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease back to $9.2 million over time. The 60 Binney Lease will continue until the end of the 120th full calendar month following April 2017 or the earlier the date the Company occupies the Building or other conditions specified in the 60 Binney Lease occur.  Pursuant to a work letter entered into in connection with the 60 Binney Lease, the landlord will contribute an aggregate of $42.4 million toward the cost of construction and tenant improvements for the Building. The purpose of the 60 Binney Lease is to supplement and eventually replace the Company’s current leased premises at 150 Second Street and 215 First Street in Cambridge, Massachusetts and the Company intends to move its corporate headquarters to 60 Binney Street in mid-2017. The Company has the option to extend the 60 Binney Lease for two successive five-year terms.

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

The Company bifurcates its future lease payments pursuant to the 60 Binney Lease into (i) a portion that is allocated to the Building and (ii) a portion that is allocated to the land on which the Building is being constructed, which is recorded as rental expense. Although the Company estimates that the Company will not begin making lease payments pursuant to the 60 Binney Lease until April 2017, the portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the 60 Binney Lease in September 2015. During the three months ended March 31, 2016, the Company recognized $0.5 million of non-cash rental expense attributable to the land.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2016, Property and equipment, net, includes $74.7 million related to construction costs for the Building. The construction financing lease obligation related to the Building was $74.4 million. No cash has been paid to the landlord to date.

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

Under the terms of the Amended Collaboration Agreement, for up to two product candidates selected for development under the collaboration, the Company is responsible for conducting and funding all research and development activities performed up through completion of the initial Phase I clinical study of such product candidate.

On a product candidate-by-product candidate basis, up through a specified period following enrollment of the first patient in an initial Phase I clinical study for such product candidate (the “Option Period”), the Company has granted Celgene an option to obtain an exclusive worldwide license to develop and commercialize such product candidate pursuant to a written agreement, the form of which the Company has already agreed upon. In the event that Celgene exercises its option with respect to any product candidate, the Company may elect to co-develop and co-promote the product candidate in the United States, provided that, if the Company does not exercise its option co-develop and co-promote the first product candidate in-licensed by Celgene under the Amended Collaboration Agreement, then the Company will not be permitted to exercise its option to co-develop and co-promote any future product candidates under the Amended Collaboration Agreement. If Celgene elects to exercise its option to exclusively in-license a product candidate, it must pay the Company an option fee in the amount of $10.0 million for the first product candidate and $15.0 million for any additional product candidates.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On February 10, 2016, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb2121, the first product candidate under the Amended Collaboration Agreement, pursuant to an executed license agreement entered into by the parties on February 16, 2016 and paid the associated $10.0 million option fee. The Company may now elect to co-develop and co-promote the product candidate in the United States and will receive an additional fee in the amount of $10.0 million in the event the Company does not exercise its option to co-develop and co-promote bb2121 with Celgene. On February 17, 2016, the parties further amended the Amended Collaboration Agreement to update the timing of certain deliverables in connection with Celgene’s option exercise for the license of the bb2121 product candidate.

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

The license to the first product candidate was considered a deliverable at the inception of the arrangement and therefore the associated option fee was included in allocable arrangement consideration as the Company believed there was minimal risk with regard to whether Celgene will exercise the option based on the successful completion of preclinical activities and proximity of enrollment of the first patient in an initial Phase I clinical study for this product candidate. The Company determined that the obligation within the license to manufacture or have manufactured supplies of vectors and associated payloads for incorporation into the first optioned product candidate is a deliverable, consistent with the option to license the first product candidate.

However, the Company determined that the options to license any additional product candidates are substantive options and therefore were not considered deliverables at execution of the Amended Collaboration Agreement. Celgene is not contractually obligated to exercise the options. Additionally, as a result of the uncertain outcome of the discovery, research and development activities, the Company is at risk with regard to whether Celgene will exercise the options to license additional product candidates. Moreover, the Company determined that the options are not priced at a significant and incremental discount. Accordingly, the options to other product candidates are not considered deliverables and the associated option fees are not included in allocable arrangement consideration.

Upon execution of the Amended Collaboration Agreement in June 2015, the Company concluded that each of the three delivered elements at the inception of the agreement (research and development services, participation on the JSC and participation on the patent committee) had standalone value from the other undelivered elements. Additionally, the Amended Collaboration Agreement does not include return rights related to the collaboration term. Accordingly, each deliverable qualified as a separate unit of accounting.

The Company determined that each of the delivered elements had the same period of performance (the three year term through projected initial Phase I clinical study substantial completion) and the same pattern of revenue recognition, ratably over the period of performance as there was no other discernible pattern of recognition. The Company identified the allocable arrangement consideration as the $25.0 million up-front research and development funding payment, $10.0 million option fee for the first product candidate, $20.0 million related to remaining deferred revenue from the original Collaboration Agreement, and $54.1 million of contingent revenue related to the estimated amounts that will be received from Celgene for manufacturing services. The $109.0 million total allocable arrangement consideration was allocated based on the relative estimated selling price of the separate units of accounting at the inception of the amended agreement, resulting in $17.3 million allocated to the three delivered elements at the inception of the agreement, which will be recognized over an initial three year term. This initial term will be revisited as the development plan timing changes or as a result of other events that impact the period over which the Company’s obligations relate.

The Company is required to reassess its conclusions on standalone value of deliverables upon delivery, and therefore, upon Celgene’s exercise of its option to obtain an exclusive worldwide license to develop and commercialize bb2121 in February 2016, the Company updated its assessment. The Company determined that there were no changes in standalone value of the research and development services as the option was previously determined to be non-substantive, the Company continues to have an obligation to provide research and development services for bb2121 and other product candidates, and this obligation is separate and unrelated to the execution of the license agreement.  Participation on the JSC and participation on the patent committee also continue to have standalone value from the other undelivered elements as there has been no change in facts that would change this conclusion. Accordingly, each of these three deliverables continues to qualify as a separate unit of accounting.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company determined that each of the identified deliverables that qualify as a separate unit of accounting continue to have the same period of performance (the three year term through projected initial Phase I clinical study substantial completion) and the same pattern of revenue recognition, ratably over the period of performance as there is no other discernible pattern of recognition, and therefore there is no change in the recognition of $17.3 million allocated to these three elements. This will continue to be recognized over a three year term that began in June 2015.

However, the Company concluded that the license to bb2121 does not have standalone value from one of the undelivered elements, the manufacture of vectors and associated payload for bb2121 under the license, because the manufacturing is essential to the license agreement and will not begin until the substantial completion of the initial Phase I clinical study of bb2121. Accordingly, these two deliverables qualify as a single combined unit of accounting.

The single combined unit of accounting comprised of the license to bb2121 and the manufacture of vectors and associated payload for bb2121 were allocated consideration of $91.7 million, which will begin to be recognized upon the commencement of manufacturing services for bb2121 for Celgene post-initial Phase I, not in excess of the fixed consideration and assuming other revenue recognition criteria have been met. The Company currently expects this to commence in the second half of 2017 or first half of 2018. Revenue for the combined unit of account will be recognized on a proportional performance method or ratably over the period of performance if there is no other discernible pattern of recognition. This period of performance and recognition pattern will be revisited as the development plan changes or if other events impacting the deliverables occur.

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

During the three months ended March 31, 2016 and 2015 the Company recognized $1.5 million and $6.3 million, respectively, of revenue associated with its collaboration with Celgene related to the recognition of discovery, research and development services. As of March 31, 2016 and December 31, 2015, there was $51.1 million and $41.8 million, respectively, of total deferred revenue related to the Company’s collaboration with Celgene, which is classified as current or non-current in the condensed consolidated balance sheets, $13.5 million of which is currently expected to be recognized through the first half of 2018 with the remaining amount deferred until a later date, as described above.

9. Stock-based compensation

In January 2016, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 1.5 million shares as a result of the automatic increase provision of the 2013 Plan. As of March 31, 2016, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 1.3 million.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock-based compensation expense

Stock-based compensation expense by award type was as follows (in thousands):

	Three months ended March 31,
	2016	2015
Stock options	$8,926	$4,755
Restricted stock units	1,127	617
Employee stock purchase plan	90	60
	$10,143	$5,432

Of the $10.1 million of stock-based compensation expense incurred during the first quarter of 2016, $4.7 million is classified as research and development expense and $5.4 million is classified as general and administrative expense in the condensed consolidated statement of operations and comprehensive loss. Of the $5.4 million of stock-based compensation expense incurred during the first quarter of 2015, $3.2 million is classified as research and development expense and $2.2 million is classified as general and administrative expense in the condensed consolidated statement of operations and comprehensive loss. As of March 31, 2016, the Company had $105.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options, restricted stock units and the employee stock purchase plan, which is expected to be recognized over a weighted-average period of 3.0 years.

In the first quarter of 2016, the Company modified the vesting conditions of stock option awards held by an employee immediately following their separation from the Company. As a result of the modification, the Company recognized $0.3 million of stock-based compensation expense during the three months ended March 31, 2016 within general and administrative expense.

Stock options

The following table summarizes the stock option activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2015	3,532	$48.74
Granted	713	$50.93
Exercised	(33)	$14.34
Canceled or forfeited	(108)	$28.54
Outstanding at March 31, 2016	4,104	$49.94
Exercisable at March 31, 2016	1,538	$24.29
Vested and expected to vest at March 31, 2016	4,017	$50.48

Options exercisable for less than 0.1 million shares of common stock were exercised during the three months ended March 31, 2016, resulting in total proceeds to the Company of $0.5 million. In accordance with the Company’s equity award plans, the shares were issued from a pool of shares reserved for issuance under the equity award plans.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restricted stock units

The following table summarizes the restricted stock unit activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2015	148	$65.79
Granted	178	$50.93
Vested	—	$—
Forfeited	(6)	$30.47
Unvested balance at March 31, 2016	320	$58.20

Employee stock purchase plan

On June 3, 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 ESPP authorizes the initial issuance of up to a total of 238,000 shares of the Company’s common stock to participating employees. The first offering period under the 2013 ESPP opened on August 1, 2014. During the three months ended March 31, 2016 and 2015, 9,758 shares and 6,780 shares of common stock were issued under the 2013 ESPP, respectively.

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

For the three months ended March 31, 2016, the Company recognized an income tax benefit of $0.1 million and tax expense in other comprehensive loss of $0.7 million related to the unrealized gain on available-for-sale securities during the quarter. As of March 31, 2016, the Company recorded an accrued income tax provision of $0.6 million related to this tax benefit included within accrued expenses and other current liabilities in the condensed consolidated balance sheet, which is expected to be generated from continuing operations.

11. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	March 31,
	2016	2015
Warrants	—	177
Outstanding stock options	4,104	4,074
Restricted stock units	320	179
ESPP shares	10	1
Acquisition holdback	—	94
	4,434	4,525

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 25, 2016.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Quarterly Report on Form 10-Q, words such as “may,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

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

We are conducting three clinical studies of our LentiGlobin product candidate: a Phase I/II study in the United States, Australia, and Thailand, called the Northstar Study, for the treatment of transfusion-dependent β-thalassemia, or TDT; a single-center Phase I/II study in France (HGB-205) for the treatment of TDT and severe sickle cell disease, or severe SCD; and a Phase I study in the United States (HGB-206) for the treatment of severe SCD. We have achieved our enrollment target of 18 patients in the Northstar Study.  Both TDT and severe SCD are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans. Our LentiGlobin product candidate has been granted Orphan Drug status by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, for both β-thalassemia and SCD. Our LentiGlobin product candidate was granted Fast-Track designation by the FDA for the treatment of β-thalassemia major in January 2013 and for the treatment of certain patients with severe SCD in May 2014. In January 2015, the FDA granted Breakthrough Therapy designation to our LentiGlobin product candidate for the treatment of transfusion-dependent patients with β-thalassemia major. We have discussed the designs of two global Phase III clinical trials of our LentiGlobin product candidate for patients with TDT with the FDA and EMA. We expect that our HGB-207 study will enroll adult and adolescent patients with TDT who do not have the β0/β0 genotype, and once initiated, is currently expected to enroll approximately 15 patients to be evaluated for 24 months following treatment. We anticipate that the primary endpoint of this study will be 12 months of transfusion independence following treatment. In addition, we are considering initiating an additional Phase III clinical study in pediatric patients who have a diagnosis of TDT.

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

In March 2013, we entered into a global strategic collaboration with Celgene Corporation, or Celgene, to discover, develop and commercialize chimeric antigen receptor-modified T cells, or CAR T cells, as potentially disease-altering therapies in oncology. This collaboration had an initial term of three years, and Celgene made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. In June 2015, we amended and restated the collaboration agreement, or the Amended Collaboration Agreement, to focus exclusively on anti-BCMA product candidates for a new three-year term.  B-cell maturation antigen, or BCMA, is a cell surface protein that is expressed on normal plasma cells and on most multiple myeloma cells, but is absent from other normal tissues. As consideration for the Amended Collaboration Agreement, we received an upfront, non-refundable cash payment of $25.0 million to fund research and development under the collaboration. In February 2016, we treated the first subject in our Phase I clinical study of bb2121, the first anti-BCMA product candidate from this collaboration. This study will enroll up to 40 patients who have received three prior regimens for treatment of multiple myeloma. In February 2016, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb2121 and as a result, has paid to us an option fee in the amount of $10.0 million in the first quarter of 2016. We may elect to co-develop and co-promote bb2121, and any other product candidates in the United States under this collaboration arrangement.

In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing and cell signaling technology. The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $9.7 million as of March 31, 2016, $4.4 million of which is classified as a current liability. We estimate that we will pay the former equityholders of Pregenen approximately $5.0 million in the second quarter of 2016 related to the achievement of two preclinical milestones in the second quarter of 2016.

As of March 31, 2016, we had cash, cash equivalents and marketable securities of approximately $826.9 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations through 2018.

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

We have never been profitable and have incurred net losses in each year since inception. Our net loss was $56.3 million for the three months ended March 31, 2016 and our accumulated deficit was $370.4 million as of March 31, 2016. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

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

Collaboration revenue is generated exclusively from our collaboration arrangement with Celgene, which was amended in 2015. The terms of this amended arrangement contain multiple deliverables, which include: (i) research and development services, (ii) participation on the joint steering committee (iii) participation on the patent committee, (iv) a license to the first product candidate, (v) manufacture of vectors and associated payload for incorporation into the first optioned product candidate under the license, and (vi) participation on the joint governance committee under the co-development and co-promotion agreement for the first optioned product candidate under the license. We recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC 605, are satisfied for that particular unit of accounting. We expect that $17.3 million of revenue from the Celgene arrangement associated with discovery, research and development services, joint steering committee services and patent committee services will be recognized ratably over the associated period of performance, which was initially estimated to be three years from the date of the agreement in June 2015. We expect that $91.7 million of revenue from the Celgene arrangement associated with the license to the first product candidate, bb2121, and the manufacture of vector and associated payload for bb2121 following the initial Phase I study will be recognized on a proportional performance method or ratably over the period of performance as there is no other discernible pattern of recognition. This period of performance and recognition pattern will be revisited as the development plan changes or if other events impacting the deliverables occur.

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
•	expenses incurred under agreements with CROs and clinical sites that conduct our clinical studies;
•	costs of acquiring, developing, and manufacturing clinical study materials;
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, information technology, and other supplies;
•	costs associated with our research platform and preclinical activities;
•	costs associated with in-licensing other product candidates or technologies for use in preclinical and clinical activities;
•	costs associated with our regulatory, quality assurance and quality control operations; and
•	amortization of intangible assets.

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

We plan to increase our research and development expenses for the foreseeable future as we continue to advance the clinical development of our Lenti-D and LentiGlobin product candidates, conduct research and development activities in the field of oncology and continue the research and development of product candidates using our gene editing technology platform. Our research and development activities include the following:

•

We are conducting a Phase II/III clinical study to examine the safety and efficacy of our Lenti-D product candidate in the treatment of CALD. In October 2013, we announced that the first subject had been treated in this study and in May 2015 we announced the achievement of enrollment of 18 subjects in this study. We are also conducting an observational study of subjects with CALD treated by allogeneic hematopoietic stem-cell transplant.

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

•

We are conducting a Phase I clinical study in the United States to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with severe SCD. In June 2015, we announced that the first patient with severe SCD had been treated in this study.

•

We intend to initiate a Phase III clinical study in 2016 to study the safety and efficacy of our LentiGlobin product candidate in the treatment of patients with a diagnosis of TDT who have non-β0/β0 genotypes.

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

	Three months ended March 31,
	2016	2015
	(in thousands)
LentiGlobin	$15,200	$7,090
Lenti-D	2,777	4,453
bb2121	3,403	—
Pre-clinical programs	3,839	2,650
Total direct research and development expense	25,219	14,193
Employee-and contractor-related expenses	3,899	2,468
Stock-based compensation expense	4,681	3,234
Platform-related expenses	3,273	2,177
Facility expenses	4,428	1,502
Other expenses	411	145
Unallocated personnel and other expenses	16,692	9,526
Total research and development expense	$41,911	$23,719

The costs associated with our bb2121 program were included in pre-clinical programs in the table shown above for the three months ended March 31, 2015, and are separately shown for the three months ended March 31, 2016, when we initiated the first clinical study for bb2121.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development, commercial and human resource functions. Other general and administrative expenses include allocated facility-related information technology costs, professional fees for accounting, consulting and legal services, directors’ fees and expenses associated with obtaining and maintaining patents.

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

Other income, net

Other income, net consists primarily of interest income earned on investments.

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, revenue, construction financing lease obligations, stock-based compensation, income taxes, contingent consideration and fair value estimates used to assess potential impairment of long-lived assets. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 25, 2016.

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration revenue	$1,499	$6,344	$(4,845)
Total revenue	1,499	6,344	(4,845)
Operating expenses:
Research and development	41,911	23,719	18,192
General and administrative	15,955	7,336	8,619
Change in fair value of contingent consideration	1,013	215	798
Total operating expenses	58,879	31,270	27,609
Loss from operations	(57,380)	(24,926)	32,454
Other income, net	961	139	(822)
Loss before income taxes	(56,419)	(24,787)	31,632
Income tax benefit	145	-	(145)
Net loss	$(56,274)	$(24,787)	$31,487

Revenue. Total revenue was $1.5 million for the three months ended March 31, 2016 compared to $6.3 million for the three months ended March 31, 2015. The decrease of $4.8 million was primarily attributable to a reduction in collaboration revenue as a result of the amendment to our collaboration agreement with Celgene in the second quarter of 2015.

Research and development expenses. Research and development expenses were $41.9 million for the three months ended March 31, 2016, compared to $23.7 million for the three months ended March 31, 2015. The increase of $18.2 million was primarily attributable to the following:

•	$5.4 million of increased employee compensation and benefit expense, $1.4 million of which related to stock-based compensation expense and $2.8 million of which related to increased payroll expense.
•

$3.5 million of increased manufacturing related costs, $2.1 million of increased lab expenses, and $1.4 million of increased clinical trial related costs necessary to support the advancement of our clinical and pre-clinical programs.

•	$1.9 million of license and milestone fees, primarily as a result of the commencement during the first quarter of 2016 of our Phase I clinical trial for bb2121.
•	$2.3 million of increased facilities and information technology expenses.

General and administrative expenses. General and administrative expenses were $16.0 million for the three months ended March 31, 2016, compared to $7.3 million for the three months ended March 31, 2015. The increase of $8.6 million was primarily attributable to $5.6 million of increased employee compensation and benefit expense to support our overall growth, of which $3.3 million was stock-based compensation expense and $1.2 million related to increased payroll expense. It was also partly attributable to increased consulting fees of $2.1 million to support our overall growth and increased facilities costs of $0.9 million primarily related to an increase in leased office space in Cambridge, Massachusetts.

Change in fair value of contingent consideration. The change in fair value of contingent consideration of $1.0 million was primarily related to an increase in the probability of successful achievement of milestones expected to be achieved within the next twelve months.

Change in other income (expense), net. The change in other income (expense), net was primarily related to increased interest income of $0.7 million due to increased marketable securities balances resulting from our underwritten public offering in June 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had cash, cash equivalents and marketable securities of approximately $826.9 million. We expect cash, cash equivalents and marketable securities to fund our planned operations through 2018. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2016, our funds are held in U.S. Treasury securities, U.S. government agency securities, federally insured deposits, certificates of deposit and money market funds.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of March 31, 2016 we had an accumulated deficit of $370.4 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

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

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(36,766)	$(24,159)
Investing activities	64,446	(192,976)
Financing activities	639	2,464
Net increase (decrease) in cash and cash equivalents	$28,319	$(214,671)

Cash Flows from Operating Activities. The $12.6 million increase in cash used in operating activities for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, was primarily due to the increase in net loss during this period which was primarily attributable to increased payroll-related expense, in-license milestones and fees, and spending on our clinical and pre-clinical stage programs.  Net loss was $56.3 million for the three months ended March 31, 2016 compared to $24.8 million for the three months ended March 31, 2015, an increase of $31.5 million.

Cash Flows from Investing Activities. The net cash provided by investing activities was $66.4 million for the three months ended March 31, 2016 and was primarily due to $96.5 million in maturities of marketable securities offset by $28.2 million in purchases of marketable securities.

Cash Flows from Financing Activities: The net cash provided by financing activities was $0.6 million for the three months ended March 31, 2016 and was due to $0.6 million in proceeds from the exercise of stock options and ESPP contributions.

Contractual Obligations and Commitments

We have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones. In addition to the commitments described in our Annual Report on Form 10-K, which was filed with the SEC on February 25, 2016, the following commitments are not on our balance sheet because the achievement and timing of these milestones are not fixed and determinable:

•

Under a license agreement with Biogen Inc., pursuant to which we license certain patents and patent applications related to our bb2121 product candidate, we will be required to make certain payments related to certain development milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $24.0 million in the aggregate for a licensed product upon the achievement of these milestones. Upon commercialization of our products covered by the in-licensed intellectual property, we will be obligated to pay a percentage of net sales as a royalty in the low single digits.

•

Under a license agreement with the National Institutes of Health, pursuant to which we license certain patents and patent applications related to our bb2121 product candidate, we have agreed to certain development and regulatory milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $9.7 million in the aggregate for a licensed product upon the achievement of these milestones. Upon commercialization of our products covered by the in-licensed intellectual property, we will be obligated to pay NIH a percentage of net sales as a royalty in the low single digits. The royalties payable under this license agreement are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits.

There have been no other material changes to our contractual obligations during the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of March 31, 2016 and December 31, 2015, we had cash, cash equivalents and marketable securities of $826.9 million and $865.8 million, respectively, primarily invested in U.S. government agency securities, federally insured certificates of deposit and money market mutual funds invested in U.S. Treasuries or U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2016, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $6.1 million.

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

As of March 31, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2016, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the Securities and Exchange Commission, or the SEC, on February 25, 2016.

Risks related to the discovery and development of our product candidates

* Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. At the moment, no gene therapy products have been approved in the United States and only one product has been approved in the European Union, or EU.

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

In addition, the clinical study requirements of the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. At the moment, only one gene therapy product, UniQure’s Glybera, which received marketing authorization in the EU in 2012, has been approved in the Western world. In addition, in April 2016, the Committee for Medicinal Products for Human Use of the EMA recommended GlaxoSmithKline’s gene therapy product Strimvelis for approval by the European Commission. Given the few precedents of approved gene therapy products, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the EU or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

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

In particular, each of the conditions for which we plan to evaluate our current hematopoietic stem cell, or HSC, product candidates are rare genetic disorders with limited patient pools from which to draw for clinical studies. It has been estimated that about 1.5% (80 to 90 million people) of the global population are carriers of ß-thalassemia, with about 60,000 symptomatic individuals born annually, the great majority in the developing world. According to Thalassemia International Federation, about 288,000 patients with transfusion-dependent β-thalassemia, or TDT, are alive and registered as receiving regular treatment around the world, of which we estimate that about 10,000-15,000 live in the United States and Europe. The global incidence of SCD is estimated to be 250,000-300,000 births annually with a global prevalence estimated to be about 20-25 million. The worldwide incidence rate for adrenoleukodystrophy, the superset of cerebral adrenoleukodystrophy, or CALD, is approximately one in 21,000 male births. CALD in young boys accounts for about 30-40% of patients diagnosed with adrenoleukodystrophy. Further, because newborn screening for CALD is not widely adopted, and it can be difficult to diagnose CALD in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our study. The eligibility criteria of our clinical studies will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. Finally, our treatment process requires that the procurement of autologous cells from subjects be conducted where the cells can be shipped to a transduction facility within the required timelines, as the HSCs and T cells, in the case of our oncology product candidate, have limited viability following harvest.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $56.3 million and $24.8 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, we had an accumulated deficit of $370.4 million and $314.2 million, respectively.

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

Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

As of March 31, 2016, our cash, cash equivalents and marketable securities were $826.9 million. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current operations through 2018. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

* We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2016, we had 267 full-time employees. As our business activities expand, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Jeffrey Walsh, Chief Financial and Strategy Officer, David Davidson, Chief Medical Officer, Jason Cole, Chief Legal Officer and Eric Sullivan, VP Finance and Principal Accounting Officer) and certain of our directors (including Daniel Lynch and James Mandell) have entered into trading plans covering periods after the date of this quarterly report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: May 4, 2016	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: May 4, 2016	By:	/s/ Jeffrey Walsh
Jeffrey Walsh Chief Financial and Strategy Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1/A	333-188605	4.5	May 14, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.1	May 14, 2013

10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.2	May 14, 2013

10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1/A	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1/A	333-188605	10.6	May 14, 2013

10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1/A	333-188605	10.7	May 14, 2013

10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1/A	333-188605	10.8	May 14, 2013

10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015

10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1/A	333-188605	10.9	May 14, 2013

10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-188605	10.10	May 14, 2013

10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1/A	333-188605	10.11	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 6, 2015

10.15	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	—	—	—	Filed herewith

10.16†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	—	—	—	Filed herewith

10.17†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	—	—	—	Filed herewith

10.18†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	—	—	—	Filed herewith

10.19#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.20#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.21#	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.22#	Transitional Services and Separation Agreement by and between the Registrant and Mitch Finer	10-Q	001-35966	10.17	May 6, 2015

10.23#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.24#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.25#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	—	—	—	Filed herewith

10.26#	Employment Agreement, dated October 20, 2014, by and between the Registrant and James DeTore	8-K	001-35966	10.1	November 10, 2014

10.27#	Separation Agreement, dated February 24, 2016, by and between the Registrant and James DeTore	—	—	—	Filed herewith

10.28#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 6, 2015

10.29#	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.19	May 13, 2014

10.30#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.31#	Executive Cash Incentive Bonus Plan	S-1/A	333-188605	10.18	May 14, 2013

10.32	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.33	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

10.34	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	10-Q	001-35966	10.24	August 12, 2014

10.35	Lease, dated June 29, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	10-Q	001-35966	10.29	August 6, 2015

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.36†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.	—	—	—	Filed herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
#	Indicates a management contract or any compensatory plan, contract or arrangement.