Form 10-Q
period 2016-06-30
bluebird bio, Inc.
filed 2016-08-03
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, there were 37,169,965 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

Form 10-Q

For the three and six months ended June 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par value amounts)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$222,629	$164,269
Marketable securities	353,170	353,680
Prepaid expenses and other current assets	7,087	6,016
Total current assets	582,886	523,965
Marketable securities	203,203	347,814
Property and equipment, net	109,299	82,614
Intangible assets, net	22,575	24,456
Goodwill	13,128	13,128
Restricted cash and other non-current assets	10,576	10,360
Total assets	$941,667	$1,002,337
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,363	$6,334
Accrued expenses and other current liabilities	31,810	28,145
Deferred revenue, current portion	6,209	5,889
Total current liabilities	40,382	40,368
Deferred rent, net of current portion	8,714	8,294
Deferred revenue, net of current portion	43,308	35,959
Contingent consideration, net of current portion	3,168	5,082
Construction financing lease obligation	86,626	61,901
Other non-current liabilities	179	237
Total liabilities	182,377	151,841
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 37,002 and 36,894 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	370	369
Additional paid-in capital	1,188,847	1,166,585
Accumulated other comprehensive loss	(642)	(2,291)
Accumulated deficit	(429,285)	(314,167)
Total stockholders’ equity	759,290	850,496
Total liabilities and stockholders’ equity	$941,667	$1,002,337

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Collaboration revenue	$1,552	$4,940	$3,051	$11,284
Total revenue	1,552	4,940	3,051	11,284
Operating expenses:
Research and development	41,760	44,266	83,671	67,985
General and administrative	18,363	10,724	34,318	18,060
Change in fair value of contingent consideration	1,404	1,973	2,417	2,188
Total operating expenses	61,527	56,963	120,406	88,233
Loss from operations	(59,975)	(52,023)	(117,355)	(76,949)
Other income, net	905	228	1,866	367
Loss before income taxes	(59,070)	(51,795)	(115,489)	(76,582)
Income tax benefit	226	—	371	—
Net loss	$(58,844)	$(51,795)	$(115,118)	$(76,582)
Net loss per share - basic and diluted:	$(1.59)	$(1.57)	$(3.12)	$(2.34)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	36,954	32,955	36,937	32,757
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax of $0.2 and $0.9 million for the three and six months ended June 30, 2016, respectively	330	70	1,649	18
Comprehensive loss	$(58,514)	$(51,725)	$(113,469)	$(76,564)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six months ended June 30,
	2016	2015
Operating activities
Net loss	$(115,118)	$(76,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	1,001	2,188
Depreciation and amortization	4,747	3,509
Stock-based compensation expense	20,926	21,482
Other non-cash items	1,563	269
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,722)	(1,059)
Accounts payable	(3,132)	(418)
Accrued expenses and other liabilities	2,497	1,098
Deferred revenue	7,669	13,716
Deferred rent	469	(480)
Net cash used in operating activities	(81,100)	(36,277)
Investing activities
Restricted cash	209	359
Purchase of property and equipment	(6,057)	(2,568)
Purchases of marketable securities	(80,845)	(261,440)
Proceeds from maturities of marketable securities	226,825	62,680
Net cash provided by (used in) investing activities	140,132	(200,969)
Financing activities
Cash paid for contingent purchase price consideration	(2,025)	—
Proceeds from public offering of common stock, net of issuance costs	—	477,179
Proceeds from issuance of common stock	1,353	5,521
Net cash (used in) provided by financing activities	(672)	482,700
Increase in cash and cash equivalents	58,360	245,454
Cash and cash equivalents at beginning of period	164,269	347,845
Cash and cash equivalents at end of period	$222,629	$593,299
Non-cash investing and financing activities:
Construction financing lease obligation	$24,725	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$909	$524

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

2. Summary of significant accounting policies and basis of presentation

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2016 and 2015.

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

Summary of accounting policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2016.

Net income (loss) per share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common stock equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options, unvested restricted stock, restricted stock units, employee stock purchase plan, and warrants using the treasury stock method.

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

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In February 2016, the FASB issued ASU 2016-02, Leases, (“ASU 2016-02”), which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. The new standard will be effective beginning January 1, 2019, and early adoption is permitted for public entities. The Company is currently evaluating the potential impact ASU 2016-02 may have on its financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”), which simplifies share-based payment accounting through a variety of amendments. The standard will be effective for annual reporting periods and interim periods within those annual periods, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the potential impact ASU 2016-09 may have on its financial position and results of operations.

3. Marketable securities

The following table summarizes the available-for-sale securities held at June 30, 2016 and December 31, 2015 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2016
U.S. government agency securities and treasuries	$549,892	$306	$(81)	$550,117
Certificates of deposit	6,240	16	—	6,256
Total	$556,132	$322	$(81)	$556,373
December 31, 2015
U.S. government agency securities and treasuries	$689,425	$22	$(2,300)	$687,147
Certificates of deposit	14,360	—	(13)	14,347
Total	$703,785	$22	$(2,313)	$701,494

No available-for-sale securities held as of June 30, 2016 or December 31, 2015 had remaining maturities greater than three years.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2016
Assets:
Cash and cash equivalents	$222,629	$222,629	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	550,117	—	550,117	—
Certificates of deposit	6,256	—	6,256	—
Total assets	$779,002	$222,629	$556,373	$—
Liabilities:
Contingent consideration	$6,082	$—	$—	$6,082
Total liabilities	$6,082	$—	$—	$6,082
December 31, 2015
Assets:
Cash and cash equivalents	$164,269	$158,269	$6,000	$—
Marketable securities:
U.S. government agency securities and treasuries	687,147	—	687,147	—
Certificates of deposit	14,347	—	14,347	—
Total assets	$865,763	$158,269	$707,494	$—
Liabilities:
Contingent consideration	$8,665	$—	$—	$8,665
Total liabilities	$8,665	$—	$—	$8,665

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of June 30, 2016, cash and cash equivalents comprise funds in cash, money market accounts, and federally insured deposits. As of December 31, 2015, cash and cash equivalents comprise funds in cash, money market accounts, U.S. Treasury securities and federally insured deposits.

Marketable securities

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2016 and December 31, 2015, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the six months ended June 30, 2016, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2016 and December 31, 2015 was $200.2 million and $638.1 million, respectively. The aggregate fair value of securities held by the Company in an unrealized loss position for more than twelve months as of June 30, 2016 was $2.5 million. The aggregate unrealized loss for those securities in an unrealized loss position for more than twelve months is less than $0.1 million. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of June 30, 2016 and December 31, 2015.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of preclinical, clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2017 to 2026 and discount rates ranging from 9.8% to 12.8%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations, which include Level 3 inputs (in thousands):

Six Months Ended
June 30, 2016
Beginning balance	$8,665
Additions	—
Changes in fair value	2,417
Payments	(5,000)
Ending balance	$6,082

During the second quarter of 2016, the Company paid $5.0 million to the former equityholders of Pregenen related to the achievement of two preclinical milestones achieved during the second quarter of 2016. The Company may be required to make up to $129.0 million in remaining future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain milestones related to the Pregenen technology, of which $9.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones, and $99.9 million relates to commercial milestones. As of June 30, 2016, $2.9 million of the fair value of the Company’s total contingent consideration obligations was reflected as a component of accrued expenses and other current liabilities within the condensed consolidated balance sheets, with the remaining balance of $3.2 million reflected as a non-current liability.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5. Property and equipment, net

Property and equipment, net, consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Computer equipment and software	$1,313	$1,259
Office equipment	1,427	1,104
Laboratory equipment	13,984	10,520
Leasehold improvements	13,940	11,010
Construction-in-progress	88,264	65,542
Total property and equipment, gross	118,928	89,435
Less accumulated depreciation and amortization	(9,629)	(6,821)
Total Property and equipment, net	$109,299	$82,614

Construction-in-progress as of June 30, 2016 includes $87.2 million related to construction costs incurred by the landlord at 60 Binney Street in Cambridge, Massachusetts. Please refer to Note 7, "Commitments and contingencies," for further information.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Employee compensation	$5,780	$5,935
Accrued goods and services	19,210	16,153
Accrued professional fees	1,861	1,014
Deferred rent, current portion	1,013	964
Contingent consideration, current portion	2,914	3,584
Other	1,032	495
Total accrued expenses and other current liabilities	$31,810	$28,145

7. Commitments and contingencies

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2016 and December 31, 2015 or royalties on future sales of specified products.

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

The Company’s wholly-owned subsidiary bluebird bio France – SARL participates in the French Crédit d’Impôt Recherche (“CIR”) program, which allows companies to monetize up to 30% of eligible research expenses. As of June 30, 2016, the Company received aggregate reimbursement of €1.6 million related to years 2012 through 2014.  The Company applied for €1.0 million related to the year ended December 31, 2015, and has not yet applied for the €0.5 million related to the six months ended June 30, 2016. The €1.0 million is classified as a short term receivable within the condensed consolidated balance sheets as of June 30, 2016 and was received during the third quarter of 2016.  The years 2012 through 2016 are open and subject to examination.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Operating Lease Commitments

On June 3, 2013, the Company entered into a nine-year building lease for approximately 43,600 square feet of space located at 150 Second Street, Cambridge, Massachusetts, which commenced in December 2013. This lease was amended in June 2014 to add approximately 9,900 square feet. The lease originally had monthly lease payments of $0.2 million for the first 12 months, which increased to $0.3 million per month beginning in December 2014 due to the lease amendment, with annual rent escalations thereafter. Rent expense is recognized on a straight-line basis over the term of the lease. The Company has the option to extend this lease by an additional five years. The lease provided a contribution from the landlord towards the initial build-out of the space of up to $7.8 million. The Company capitalizes the leasehold improvements as property and equipment and records the landlord incentive payments received as deferred rent and amortizes these amounts as reductions to rent expense over the lease term. In addition, in accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1.3 million, naming the landlord as beneficiary. This was reduced by $0.2 million to $0.6 million upon the second anniversary of the rent commencement date during the second quarter of 2016.

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

On June 3, 2016, the Company entered into a strategic manufacturing agreement for the future commercial production of the Company’s Lenti-D and LentiGlobin product candidates with a contract manufacturing organization. Under this 12 year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, the Company is required to pay $12.5 million upon the achievement of certain construction milestones, and may pay up to $8.0 million in additional construction milestones if the Company elects its option to lease additional suites. No payments were made during the second quarter of 2016. Following construction completion, the Company will pay $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites. The Company may terminate this agreement any time after July 1, 2016 upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. The Company concluded that this agreement contains an embedded lease as the suites are designated for the Company’s exclusive use during the term of the agreement. The Company concluded that it is not the deemed owner during construction nor is it a capital lease.  As a result, the Company will account for the agreement as an operating lease and expense the payments on a straight-line basis over the term of the embedded lease.

60 Binney Street Lease Commitments

On September 21, 2015, the Company entered into a lease agreement, which was amended for certain administrative matters on June 21, 2016, for additional office and laboratory space located in a building (the “Building”) under construction at 60 Binney Street, Cambridge, Massachusetts (the “60 Binney Lease”).  Under the terms of the 60 Binney Lease, starting on October 1, 2016, the Company will lease approximately 253,108 square feet of office and laboratory space at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes. The Company also executed a $9.2 million letter of credit upon signing the 60 Binney Lease, which was required to be collateralized with a bank account at a financial institution in accordance with the 60 Binney Lease agreement. This $9.2 million is subject to increase to $13.8 million when the Company first requests reimbursement of tenant improvement costs from the landlord. Subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease back to $9.2 million over time. The 60 Binney Lease will continue until the end of the 120th full calendar month following April 2017 or the earlier the date the Company occupies the Building or other conditions specified in the 60 Binney Lease occur.  Pursuant to a work letter entered into in connection with the 60 Binney Lease, the landlord will contribute an aggregate of $42.4 million toward the cost of construction and tenant improvements for the Building. The purpose of the 60 Binney Lease is to supplement and eventually replace the Company’s current leased premises at 150 Second Street and 215 First Street in Cambridge, Massachusetts and the Company intends to move its corporate headquarters to 60 Binney Street in mid-2017. The Company has the option to extend the 60 Binney Lease for two successive five-year terms.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company bifurcates its future lease payments pursuant to the 60 Binney Lease into (i) a portion that is allocated to the Building and (ii) a portion that is allocated to the land on which the Building is being constructed, which is recorded as rental expense. Although the Company estimates that the Company will not begin making lease payments pursuant to the 60 Binney Lease until April 2017, the portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the 60 Binney Lease in September 2015. During the three and six months ended June 30, 2016, the Company recognized $0.5 and $0.9 million of non-cash rental expense attributable to the land.

As of June 30, 2016, Property and equipment, net, includes $87.2 million related to construction costs for the Building. The construction financing lease obligation related to the Building was $86.6 million. No cash has been paid to the landlord to date.

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

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company determined that each of the identified deliverables that qualify as a separate unit of accounting continue to have the same period of performance (the three year term through projected initial Phase I clinical study substantial completion) and the same pattern of revenue recognition, ratably over the period of performance as there is no other discernible pattern of recognition, and therefore there is no change in the recognition of $17.3 million allocated to these three elements. As of June 30, 2016, this will continue to be recognized over a three year term that began in June 2015.

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

During the three and six months ended June 30, 2016, the Company recognized $1.6 million and $3.1 million, respectively, of revenue associated with its collaboration with Celgene related to the recognition of discovery, research and development services. During the three and six months ended June 30, 2015, the Company recognized $4.9 million and $11.3 million, respectively, of revenue associated with its same collaboration. As of June 30, 2016 and December 31, 2015, there was $49.5 million and $41.8 million, respectively, of total deferred revenue related to the Company’s collaboration with Celgene, which is classified as current or bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

non-current in the condensed consolidated balance sheets, $11.9 million of which is currently expected to be recognized through the first half of 2018 with the remaining amount deferred until a later date, as described above.

9. Stock-based compensation

In January 2016, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 1.5 million shares as a result of the automatic increase provision of the 2013 Plan. As of June 30, 2016, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 1.2 million.

Stock-based compensation expense

Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock options	$9,057	$15,310	$17,984	$20,065
Restricted stock units	1,626	668	2,753	1,285
Employee stock purchase plan	99	72	189	132
	$10,782	$16,050	$20,926	$21,482

As of June 30, 2016, the Company had $97.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options, restricted stock units and the employee stock purchase plan, which is expected to be recognized over a weighted-average period of 2.8 years.

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Research and development	$5,330	$12,066	$10,011	$15,300
General and administrative	5,452	3,984	10,915	6,182
	$10,782	$16,050	$20,926	$21,482

In the first quarter of 2015, the Company modified outstanding options held by its former Chief Scientific Officer in connection with the termination of his employment. The incremental value of the modification was $3.0 million. As a result of the modification, the Company recognized $1.8 million and $2.8 million of stock-based compensation expense during the three and six months ended June 30, 2015, respectively.

In the second quarter of 2015, the Company modified the vesting conditions of a stock option award held by a non-employee founder, which resulted in $6.7 million of stock-based compensation expense recognized to research and development expense during the second quarter of 2015.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock options

The following table summarizes the stock option activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2015	3,532	$48.74
Granted	840	$50.14
Exercised	(90)	$10.99
Canceled or forfeited	(179)	$46.13
Outstanding at June 30, 2016	4,103	$49.97
Exercisable at June 30, 2016	1,788	$32.76
Vested and expected to vest at June 30, 2016	4,049	$49.45

Options exercisable for less than 0.1 million shares of common stock were exercised during the six months ended June 30, 2016, resulting in total proceeds to the Company of $1.0 million. In accordance with the Company’s equity award plans, the shares were issued from a pool of shares reserved for issuance under the equity award plans.

Restricted stock units

The following table summarizes the restricted stock unit activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2015	148	$65.79
Granted	210	$50.14
Vested	(8)	$179.30
Forfeited	(12)	$36.28
Unvested balance at June 30, 2016	338	$54.26

Employee stock purchase plan

On June 3, 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 ESPP authorizes the initial issuance of up to a total of 238,000 shares of the Company’s common stock to participating employees. The first offering period under the 2013 ESPP opened on August 1, 2014. During the six months ended June 30, 2016 and 2015, 9,758 shares and 6,780 shares of common stock were issued under the 2013 ESPP, respectively.

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

For the three and six months ended June 30, 2016, the Company recognized an income tax benefit of $0.2 and $0.4 million and tax expense in other comprehensive loss of $0.2 and $0.9 million related to the unrealized gain on available-for-sale securities. As of June 30, 2016, the Company recorded an accrued income tax provision of $0.5 million related to this tax benefit included within accrued expenses and other current liabilities in the condensed consolidated balance sheet, which is expected to be generated from continuing operations.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three and six months ended June 30,
	2016	2015
Warrants	—	177
Outstanding stock options	4,103	3,853
Restricted stock units	338	203
ESPP shares	10	4
Acquisition holdback	—	94
	4,451	4,331

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

We are conducting three clinical studies of our LentiGlobin product candidate: a Phase I/II study in the United States, Australia, and Thailand, called the Northstar Study, for the treatment of transfusion-dependent β-thalassemia, or TDT; a single-center Phase I/II study in France (HGB-205) for the treatment of TDT and severe sickle cell disease, or severe SCD; and a Phase I study in the United States (HGB-206) for the treatment of severe SCD. We have achieved our enrollment target of 18 patients in the Northstar Study.  Both TDT and severe SCD are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans. Our LentiGlobin product candidate has been granted Orphan Drug status by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, for both β-thalassemia and SCD. Our LentiGlobin product candidate was granted Fast-Track designation by the FDA for the treatment of β-thalassemia major in January 2013 and for the treatment of certain patients with severe SCD in May 2014. In January 2015, the FDA granted Breakthrough Therapy designation to our LentiGlobin product candidate for the treatment of transfusion-dependent patients with β-thalassemia major. We have discussed the designs of two global Phase III clinical trials of our LentiGlobin product candidate for patients with TDT with the FDA and EMA. We expect that our HGB-207 study will enroll adult and adolescent patients with TDT who do not have the β0/β0 genotype, and once initiated, is currently expected to enroll approximately 15 patients to be evaluated for 24 months following treatment. We anticipate that the primary endpoint of this study will be 12 months of transfusion independence following treatment. In addition, we are planning to study pediatric patients who have a diagnosis of TDT.

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

In March 2013, we entered into a global strategic collaboration with Celgene Corporation, or Celgene, to discover, develop and commercialize chimeric antigen receptor-modified T cells, or CAR T cells, as potentially disease-altering therapies in oncology. This collaboration had an initial term of three years, and Celgene made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. In June 2015, we amended and restated the collaboration agreement, or the Amended Collaboration Agreement, to focus exclusively on anti-BCMA product candidates for a new three-year term.  B-cell maturation antigen, or BCMA, is a cell surface protein that is expressed on normal plasma cells and on most multiple myeloma cells, but is absent from other normal tissues. As consideration for the Amended Collaboration Agreement, we received an upfront, non-refundable cash payment of $25.0 million to fund research and development under the collaboration. In February 2016, we treated the first subject in our Phase I clinical study of bb2121, the first anti-BCMA product candidate from this collaboration. This study will enroll up to 40 patients who have received three prior regimens for treatment of multiple myeloma. In February 2016, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb2121 and as a result, has paid to us an option fee in the amount of $10.0 million in the first quarter of 2016. We may elect to co-develop and co-promote bb2121, and any other product candidates in the United States under this collaboration arrangement. Our bb2121 product candidate has been granted Orphan Drug status by the FDA for the treatment of multiple myeloma in May 2016.

In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing and cell signaling technology. The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $6.1 million as of June 30, 2016, $2.9 million of which is classified as a current liability. In the second quarter of 2016, we paid to the former equityholders of Pregenen $5.0 million related to the achievement of two preclinical milestones in the second quarter of 2016.

As of June 30, 2016, we had cash, cash equivalents and marketable securities of approximately $779.0 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations through 2018.

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

We have never been profitable and have incurred net losses in each year since inception. Our net loss was $115.1 million for the six months ended June 30, 2016 and our accumulated deficit was $429.3 million as of June 30, 2016. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

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

Collaboration revenue is generated exclusively from our collaboration arrangement with Celgene, which was amended in 2015. The terms of this amended arrangement contain multiple deliverables, which include: (i) research and development services, (ii) participation on the joint steering committee, (iii) participation on the patent committee, (iv) a license to the first product candidate, (v) manufacture of vectors and associated payload for incorporation into the first optioned product candidate under the license, and (vi) participation on the joint governance committee under the co-development and co-promotion agreement for the first optioned product candidate under the license. We recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC 605, are satisfied for that particular unit of accounting. We expect that $17.3 million of revenue from the Celgene arrangement associated with discovery, research and development services, joint steering committee services and patent committee services will be recognized ratably over the associated period of performance, which was initially estimated to be three years from the date of the agreement in June 2015. We expect that $91.7 million of revenue, not in excess of the fixed consideration and assuming other revenue recognition criteria have been met, from the Celgene arrangement associated with the license to the first product candidate, bb2121, and the manufacture of vector and associated payload for bb2121 following the initial Phase I study will be recognized on a proportional performance method or ratably over the period of performance if there is no other discernible pattern of recognition. This period of performance and recognition pattern will be revisited as the development plan changes or if other events impacting the deliverables occur.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
LentiGlobin	$14,544	$7,042	$29,744	$14,133
Lenti-D	2,516	3,440	5,293	7,892
bb2121	1,884	—	5,287	—
Pre-clinical programs	4,683	5,266	8,522	7,916
Total direct research and development expense	23,627	15,748	48,846	29,941
Employee-and contractor-related expenses	4,487	2,993	8,386	5,461
Stock-based compensation expense	5,330	12,066	10,011	15,300
Platform-related expenses	3,138	11,885	6,411	14,062
Facility expenses	4,969	1,483	9,397	2,986
Other expenses	209	91	620	235
Unallocated personnel and other expenses	18,133	28,518	34,825	38,044
Total research and development expense	$41,760	$44,266	$83,671	$67,985

The costs associated with our bb2121 program were included in pre-clinical programs in the table shown above for the three and six months ended June 30, 2015, and are separately shown for the three and six months ended June 30, 2016.

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

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, revenue, construction financing lease obligations, stock-based compensation, income taxes, contingent consideration and fair value estimates used to assess potential impairment of long-lived assets. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the six months ended June 30, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 25, 2016.

Results of Operations

Comparison of the three months ended June 30, 2016 and 2015:

	Three months ended June 30,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration revenue	$1,552	$4,940	$(3,388)
Total revenue	1,552	4,940	(3,388)
Operating expenses:
Research and development	41,760	44,266	(2,506)
General and administrative	18,363	10,724	7,639
Change in fair value of contingent consideration	1,404	1,973	(569)
Total operating expenses	61,527	56,963	4,564
Loss from operations	(59,975)	(52,023)	7,952
Other income, net	905	228	(677)
Loss before income taxes	(59,070)	(51,795)	7,275
Income tax benefit	226	—	(226)
Net loss	$(58,844)	$(51,795)	$7,049

Revenue. Total revenue was $1.6 million for the three months ended June 30, 2016 compared to $4.9 million for the three months ended June 30, 2015. The decrease of $3.3 million was primarily attributable to a reduction in collaboration revenue as a result of the amendment to our collaboration agreement with Celgene in June 2015.

Research and development expenses. Research and development expenses were $41.8 million for the three months ended June 30, 2016, compared to $44.3 million for the three months ended June 30, 2015. The decrease of $2.5 million was primarily attributable to the following:

•

$3.0 million of decreased employee compensation and benefit expense, primarily due to the absence of $6.7 million of non-recurring stock-based compensation expense offset by $3.3 million of increased payroll and bonus expense.  The decrease in stock-based compensation expense is due to one-time charges totaling $8.5 million incurred during the second quarter of 2015 related to the modification of stock option awards of a non-employee founder and a former officer, offset by an increase in compensation expense related to increased headcount.

•	$10.3 million of decreased in-license milestones and fees due to several one-time upfront payments made in the second quarter of 2015.
•

$4.1 million of increased manufacturing related costs, $1.4 million of increased clinical trial related costs, and $0.7 million of increased consulting expenses necessary to support the advancement of our clinical and pre-clinical programs.

•	$3.2 million of increased facilities and information technology expenses.

General and administrative expenses. General and administrative expenses were $18.4 million for the three months ended June 30, 2016, compared to $10.7 million for the three months ended June 30, 2015. The increase of $7.7 million was primarily attributable to $3.5 million of increased employee compensation and benefit expense due to increased headcount, of which $1.5 million was stock-based compensation expense and $1.8 million was payroll and bonus expense, as well as increased professional services and consulting fees of $3.8 million to support our overall growth.

Change in other income, net. The change in other income, net was primarily related to increased interest income of $0.7 million due to increased marketable securities balances resulting from our underwritten public offering in June 2015.

Comparison of the six months ended June 30, 2016 and 2015:

	Six months ended June 30,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration revenue	$3,051	$11,284	$(8,233)
Total revenue	3,051	11,284	(8,233)
Operating expenses:
Research and development	83,671	67,985	15,686
General and administrative	34,318	18,060	16,258
Change in fair value of contingent consideration	2,417	2,188	229
Total operating expenses	120,406	88,233	32,173
Loss from operations	(117,355)	(76,949)	40,406
Other income, net	1,866	367	(1,499)
Loss before income taxes	(115,489)	(76,582)	38,907
Income tax (expense) benefit	371	—	(371)
Net loss	$(115,118)	$(76,582)	$38,536

Revenue. Total revenue was $3.1 million for the six months ended June 30, 2016 compared to $11.3 million for the six months ended June 30, 2015. The decrease of $8.2 million was primarily attributable to a reduction in collaboration revenue as a result of the amendment to our collaboration agreement with Celgene in June 2015.

Research and development expenses. Research and development expenses were $83.7 million for the six months ended June 30, 2016, compared to $68.0 million for the six months ended June 30, 2015. The increase of $15.7 million was primarily attributable to the following:

•

$2.4 million of increased employee compensation and benefit expense, primarily due to $6.8 million of increased payroll and bonus expense offset by $5.3 million of decreased stock-based compensation expense. The decrease in stock-based compensation expense is due to one-time charges of $9.5 million incurred during the first half of 2015 related to the modification of stock option awards of a non-employee founder and a former officer, offset by an increase in expense related to increased headcount.

•

$7.6 million of increased manufacturing related costs, $2.8 million of increased lab expenses, $2.8 million of increased clinical trial related costs, and $0.9 million of increased consulting expenses necessary to support the advancement of our clinical and pre-clinical programs.

•	$5.7 million of increased facilities and information technology expenses.
•

$8.3 million of decreased in-license milestones and fees, primarily due to $10.2 million of one-time upfront payments made in the first half of 2015, offset by license and milestone fees incurred during the first quarter of 2016 as a result of the commencement of our Phase I clinical trial for bb2121.

General and administrative expenses. General and administrative expenses were $34.3 million for the six months ended June 30, 2016, compared to $18.1 million for the six months ended June 30, 2015. The increase of $16.2 million was primarily attributable to $9.1 million of increased employee compensation and benefit expense to support our overall growth, of which $4.7 million was stock-based compensation expense and $3.6 million related to increased payroll and bonus expense. It was also partly attributable to increased consulting and contractor fees of $5.5 million to support our overall growth.

Change in other income, net. The change in other income, net was primarily related to increased interest income of $1.5 million due to increased marketable securities balances resulting from our underwritten public offering in June 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had cash, cash equivalents and marketable securities of approximately $779.0 million. We expect cash, cash equivalents and marketable securities to fund our planned operations through 2018. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2016, our funds are held in U.S. Treasury securities, U.S. government agency securities, federally insured deposits, certificates of deposit and money market funds.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of June 30, 2016 we had an accumulated deficit of $429.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources. In connection with our 60 Binney Street lease, we expect to increase our letter of credit from $9.2 million to $13.8 million during the third quarter of 2016, which will be presented in “Restricted cash and other non-current assets” in our condensed consolidated balance sheet. Please refer to Note 7, “Commitments and contingencies,” for further information.

We are in process of evaluating our office and laboratory facility needs with regards to our lease of 60 Binney Street in Cambridge, Massachusetts, which we expect to occupy in mid-2017, and our current leased premises at 150 Second Street and 215 First Street in Cambridge, Massachusetts.  As part of this evaluation, there is a scenario where we may not continue to use the leased space at 150 Second Street and 215 First Street which could result in the impairment or shortening of the useful lives of the assets in place at the leased facilities and shortening the related lease terms.

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

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	Six months ended June 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(81,100)	$(36,277)
Investing activities	140,132	(200,969)
Financing activities	(672)	482,700
Increase in cash and cash equivalents	$58,360	$245,454

Cash Flows from Operating Activities. The $44.8 million increase in cash used in operating activities for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was primarily due to the increase in net loss during this period which was primarily attributable to increased payroll-related expense, in-license milestones and fees, and spending on our clinical and pre-clinical stage programs.  Net loss was $115.1 million for the six months ended June 30, 2016 compared to $76.6 million for the six months ended June 30, 2015, an increase of $38.5 million.

Cash Flows from Investing Activities. The net cash provided by investing activities was $140.1 million for the six months ended June 30, 2016 and was primarily due to $226.8 million in maturities of marketable securities offset by $80.8 million in purchases of marketable securities.

Cash Flows from Financing Activities. The $483.4 million decrease in net cash provided by financing activities was primarily due to the absence of $477.2 million in net proceeds from an offering of our common stock that occurred during the six months ended June 30, 2015 and a decrease in the exercise of stock options and ESPP contributions.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 25, 2016, except as noted below:

•

On June 3, 2016, we entered into a strategic manufacturing agreement for the future commercial production of our Lenti-D and LentiGlobin product candidates. Under this 12 year agreement, we are required to pay $12.5 million upon the achievement of certain construction milestones, which we expect to pay between mid-2016 and the end of 2017. Following construction completion, we will pay $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services. We may terminate this agreement any time after July 1, 2016 upon our payment of a one-time termination fee and up to 24 months of fixed suite and labor fees.

We have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones. In addition to the commitments described in our Annual Report on Form 10-K, the following commitments are not on our balance sheet because the achievement and timing of these milestones are not fixed and determinable:

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of June 30, 2016 and December 31, 2015, we had cash, cash equivalents and marketable securities of $779.0 million and $865.8 million, respectively, primarily invested in U.S. government agency securities, federally insured certificates of deposit and money market mutual funds invested in U.S. Treasuries or U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at June 30, 2016, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $4.8 million.

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

As of June 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2016, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

In addition, the clinical study requirements of the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. At the moment, only two gene therapy products, UniQure’s Glybera, which received marketing authorization in the EU in 2012, and GlaxoSmithKline’s Strimvelis, which received marketing authorization in the EU in 2016, have been approved in the Western world. Given the few precedents of approved gene therapy products, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the EU or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

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

In general, the FDA requires the successful completion of two pivotal trials to support approval of a BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. If successful, we believe the results from our planned Phase III clinical study in patients with TDT who do not have the β0/ β0 genotype, together with data from our ongoing TDT clinical studies (Northstar and HGB-205), could be sufficient to form the basis for a BLA submission for our LentiGlobin product candidate to treat patients with TDT who do not have the β0/ β0 genotype. However, it should be noted that our ability to submit and obtain approval of a

BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. Depending on the outcome of these planned and ongoing clinical studies, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval for a BLA for our LentiGlobin product candidate for the treatment of TDT.

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

* In previous clinical studies involving T cell-based immunotherapies, some subjects experienced serious adverse events. Our T cell-based immunotherapy product candidates may demonstrate a similar effect or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

Our bb2121 product candidate is a chimeric antigen receptor, or CAR, T cell-based immunotherapy. In previous clinical studies involving CAR T cell products by other companies or academic researchers, many subjects experienced side effects such as neurotoxicity and cytokine release syndrome. There have been life threatening events related to severe neurotoxicity and cytokine release syndrome, requiring intense medical intervention such as intubation or pressor support, and in several cases, resulted in death. Severe neurotoxicity is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures, or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. In some cases, severe neurotoxicity was thought to be associated with the use of certain lymphodepletion regimens used prior to the administration of the CAR T cell products.  Cytokine release syndrome is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills, low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant vasopressor support.  The exact cause or causes of cytokine release syndrome and severe neurotoxicity in connection with treatment of CAR T cell products is not fully understood at this time. In addition, subjects have experienced other adverse events in these studies, such as a reduction in the number of blood cells (in the form of neutropenia, thrombocytopenia, anemia or other cytopenias), febrile neutropenia, chemical laboratory abnormalities (including elevated liver enzymes), and renal failure.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $58.8 million and $51.8 million for the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, we had an accumulated deficit of $429.3 million and $314.2 million, respectively.

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

As of June 30, 2016, our cash, cash equivalents and marketable securities were $779.0 million. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current operations through 2018. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

Risks related to commercialization of our product candidates

* We intend to rely on third-party manufacturers to produce our vector, product candidates and other key materials, but we have not entered into binding agreements with all of the manufacturers needed to support commercialization. Additionally, these manufacturers do not have experience producing our vectors and product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our vectors and products at the quality, quantities, locations and timing needed to support commercialization.

We have not yet secured manufacturing capabilities for commercial quantities of our viral vectors or established transduction facilities in all of the desired commercialization regions to support commercialization of our products. Although we intend to rely on third-party manufacturers for commercialization, we have not entered into binding agreements with all of the manufacturers needed to support our planned commercialization activities, and may not be able to negotiate binding agreements at commercially reasonable terms.

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

As of June 30, 2016, we had 312 full-time employees. As our business activities expand, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Jeffrey Walsh, Chief Financial and Strategy Officer, David Davidson, Chief Medical Officer, Jason Cole, Chief Legal Officer and Eric Sullivan, VP Finance and Principal Accounting Officer) and certain of our directors (including Daniel Lynch and James Mandell) have trading plans covering periods after June 30, 2016. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: August 3, 2016	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: August 3, 2016	By:	/s/ Jeffrey Walsh
Jeffrey Walsh Chief Financial and Strategy Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1/A	333-188605	4.5	May 14, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.1	May 14, 2013

10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.2	May 14, 2013

10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1/A	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1/A	333-188605	10.6	May 14, 2013

10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1/A	333-188605	10.7	May 14, 2013

10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1/A	333-188605	10.8	May 14, 2013

10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015

10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1/A	333-188605	10.9	May 14, 2013

10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-188605	10.10	May 14, 2013

10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1/A	333-188605	10.11	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 6, 2015

10.15	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	—10.15	May 4, 2016

10.16†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q	001-35966	—10.16	May 4, 2016

10.17†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q	001-35966	—10.17	May 4, 2016

10.18†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q	001-35966	—10.18	May 4, 2016

10.19#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.20#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.21#	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.22#	Transitional Services and Separation Agreement by and between the Registrant and Mitch Finer	10-Q	001-35966	10.17	May 6, 2015

10.23#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.24#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.25#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016

10.26#	Employment Agreement, dated October 20, 2014, by and between the Registrant and James DeTore	8-K	001-35966	10.1	November 10, 2014

10.27#	Separation Agreement, dated February 24, 2016, by and between the Registrant and James DeTore	10-Q	001-35966	10.27	May 4, 2016

10.28#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 6, 2015

10.29#	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.19	May 13, 2014

10.30#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.31#	Executive Cash Incentive Bonus Plan	S-1/A	333-188605	10.18	May 14, 2013

10.32	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.33	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

10.34	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	10-Q	001-35966	10.24	August 12, 2014

10.35	Lease, dated June 29, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	10-Q	001-35966	10.29	August 6, 2015

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.36†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015

10.37	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.	—	—	—	Filed herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
#	Indicates a management contract or any compensatory plan, contract or arrangement.