Form 10-Q/A
period 2016-03-31
bluebird bio, Inc.
filed 2016-11-02
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q /A

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

INDEX

EXPLANATORY NOTE

SIGNATURES

EXHIBIT INDEX

EX – 10.16

EX- 10.17

EX- 10.18

EX- 31.1

EX- 31.2

EXPLANATORY NOTE

This Form 10-Q/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-Q of bluebird bio, Inc. for the period ended March 31, 2016, originally filed with the Securities and Exchange Commission (“SEC”) on May 4, 2016 (the “Original Filing”). We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q solely to provide a revised copy of Exhibits 10.16, 10.17 and 10.18 that was included with the Original Filing in response to SEC comments in connection with our confidential treatment request. This Amendment No. 1 does not change any other portion of the Original Filing. This Amendment No. 1 speaks as of the original filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: November 2, 2016	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: November 2, 2016	By:	/s/ Jeffrey Walsh
Jeffrey Walsh Chief Financial and Strategy Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.16†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10Q/A	001-35966	10.16	Filed herewith

10.17†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10Q/A	001-35966	10.17	Filed herewith

10.18†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10Q/A	001-35966	10.18	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.