Form 10-Q
period 2016-09-30
bluebird bio, Inc.
filed 2016-11-02
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 28, 2016, there were 37,303,678 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

Form 10-Q

For the three and nine months ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par value amounts)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$245,154	$164,269
Marketable securities	355,806	353,680
Prepaid expenses and other current assets	7,875	6,016
Total current assets	608,835	523,965
Marketable securities	126,681	347,814
Property and equipment, net	131,737	82,614
Intangible assets, net	21,634	24,456
Goodwill	13,128	13,128
Restricted cash and other non-current assets	16,247	10,360
Total assets	$918,262	$1,002,337
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,710	$6,334
Accrued expenses and other current liabilities	54,672	28,145
Deferred revenue, current portion	6,209	5,889
Total current liabilities	67,591	40,368
Deferred rent, net of current portion	10,995	8,294
Deferred revenue, net of current portion	41,756	35,959
Contingent consideration, net of current portion	3,267	5,082
Construction financing lease obligation	99,991	61,901
Other non-current liabilities	149	237
Total liabilities	223,749	151,841
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 37,296 and 36,894 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	373	369
Additional paid-in capital	1,201,286	1,166,585
Accumulated other comprehensive loss	(836)	(2,291)
Accumulated deficit	(506,310)	(314,167)
Total stockholders’ equity	694,513	850,496
Total liabilities and stockholders’ equity	$918,262	$1,002,337

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Collaboration revenue	$1,552	$1,324	$4,603	$12,607
Total revenue	1,552	1,324	4,603	12,607
Operating expenses:
Research and development	63,971	30,395	147,642	98,380
General and administrative	14,623	13,704	48,941	31,765
Change in fair value of contingent consideration	1,098	352	3,515	2,540
Total operating expenses	79,692	44,451	200,098	132,685
Loss from operations	(78,140)	(43,127)	(195,495)	(120,078)
Other income, net	937	263	2,803	630
Loss before income taxes	(77,203)	(42,864)	(192,692)	(119,448)
Income tax benefit (expense)	178	(60)	549	(60)
Net loss	$(77,025)	$(42,924)	$(192,143)	$(119,508)
Net loss per share - basic and diluted:	$(2.07)	$(1.18)	$(5.19)	$(3.52)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	37,201	36,384	37,026	33,979
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of tax (benefit) expense of ($0.1) and $0.8 million for the three and nine months ended September 30, 2016, respectively	(194)	103	1,455	121
Comprehensive loss	$(77,219)	$(42,821)	$(190,688)	$(119,387)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine months ended September 30,
	2016	2015
Operating activities
Net loss	$(192,143)	$(119,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	2,099	2,015
Depreciation and amortization	7,132	5,381
Stock-based compensation expense	30,831	31,011
Other non-cash items	2,166	528
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,857)	(2,717)
Accounts payable	1,210	623
Accrued expenses and other liabilities	24,099	5,320
Deferred revenue	6,117	12,643
Deferred rent	1,805	(640)
Net cash (used in) operating activities	(120,541)	(65,344)
Investing activities
Restricted cash	(4,379)	(8,816)
Purchase of property and equipment	(15,005)	(3,618)
Purchases of marketable securities	(145,135)	(470,499)
Proceeds from maturities of marketable securities	356,684	132,239
Proceeds from sales of marketable securities	7,500	—
Net cash provided by (used in) investing activities	199,665	(350,694)
Financing activities
Cash paid for contingent purchase price consideration	(2,025)	(453)
Proceeds from public offering of common stock, net of issuance costs	—	477,247
Proceeds from issuance of common stock	3,786	8,909
Net cash provided by financing activities	1,761	485,703
Increase in cash and cash equivalents	80,885	69,665
Cash and cash equivalents at beginning of period	164,269	347,845
Cash and cash equivalents at end of period	$245,154	$417,510
Non-cash investing and financing activities:
Construction financing lease obligation	$38,090	$43,777
Purchases of property and equipment included in accounts payable and accrued expenses	$2,479	$1,475
Stock option exercise proceeds receivable	$374	$24

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

2. Summary of significant accounting policies and basis of presentation

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2016 and 2015.

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

Summary of accounting policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2016.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“Topic 230”). The new standard clarifies certain aspects of the statement of cash flows, including the classification of contingent consideration payments made after a business combination and several other clarifications not currently applicable to the Company. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The new standard will be effective for the Company on January 1, 2018. The adoption of this standard is not expected to have a material impact on our statements of cash flows upon adoption.

3. Marketable securities

The following table summarizes the available-for-sale securities held at September 30, 2016 and December 31, 2015 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016
U.S. government agency securities and treasuries	$475,344	$91	$(164)	$475,271
Certificates of deposit	7,200	16	—	7,216
Total	$482,544	$107	$(164)	$482,487
December 31, 2015
U.S. government agency securities and treasuries	$689,425	$22	$(2,300)	$687,147
Certificates of deposit	14,360	—	(13)	14,347
Total	$703,785	$22	$(2,313)	$701,494

No available-for-sale securities held as of September 30, 2016 or December 31, 2015 had remaining maturities greater than three years.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2016
Assets:
Cash and cash equivalents	$245,154	$245,154	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	475,271	—	475,271	—
Certificates of deposit	7,216	—	7,216	—
Total assets	$727,641	$245,154	$482,487	$—
Liabilities:
Contingent consideration	$7,180	$—	$—	$7,180
Total liabilities	$7,180	$—	$—	$7,180
December 31, 2015
Assets:
Cash and cash equivalents	$164,269	$158,269	$6,000	$—
Marketable securities:
U.S. government agency securities and treasuries	687,147	—	687,147	—
Certificates of deposit	14,347	—	14,347	—
Total assets	$865,763	$158,269	$707,494	$—
Liabilities:
Contingent consideration	$8,665	$—	$—	$8,665
Total liabilities	$8,665	$—	$—	$8,665

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of September 30, 2016, cash and cash equivalents comprise funds in cash, money market accounts, and federally insured deposits. As of December 31, 2015, cash and cash equivalents comprise funds in cash, money market accounts, U.S. Treasury securities and federally insured deposits.

Marketable securities

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2016 and December 31, 2015, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no material realized gains on the sale or maturity of available-for-sale securities during the nine months ended September 30, 2016, and as a result, the Company did not reclassify any material amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2016 and December 31, 2015 was $255.8 million and $638.1 million, respectively. There were no securities held by the Company in an unrealized loss position for more than twelve months as of September 30, 2016. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of September 30, 2016 and December 31, 2015.

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

Contingent consideration may change significantly as development progresses and additional data are obtained, impacting the Company’s assumptions regarding probabilities of successful achievement of related milestones used to estimate the fair value of the liability and the timing in which they are expected to be achieved. In evaluating the fair value information, considerable judgment is required to interpret the market and internal data used to develop the estimates. The estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. Accordingly, the use of different market and internal assumptions and/or different valuation techniques could result in materially different fair value estimates.

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of preclinical, clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2017 to 2026 and discount rates ranging from 9.9% to 12.7%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations, which include Level 3 inputs (in thousands):

Nine Months Ended
September 30, 2016
Beginning balance	$8,665
Additions	—
Changes in fair value	3,515
Payments	(5,000)
Ending balance	$7,180

The Company may be required to make up to $129.0 million in remaining future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain milestones related to the Pregenen technology, of which $9.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones, and $99.9 million relates to commercial milestones. As of September 30, 2016, $3.9 million of the fair value of the Company’s total contingent consideration obligations was reflected as a component of accrued expenses and other current liabilities within the condensed consolidated balance sheets, with the remaining balance of $3.3 million reflected as a non-current liability.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5. Property and equipment, net

Property and equipment, net, consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Computer equipment and software	$1,350	$1,259
Office equipment	1,427	1,104
Laboratory equipment	15,273	10,520
Leasehold improvements	13,839	11,010
Construction-in-progress	110,922	65,542
Total property and equipment, gross	142,811	89,435
Less accumulated depreciation and amortization	(11,074)	(6,821)
Total property and equipment, net	$131,737	$82,614

Construction-in-progress as of September 30, 2016 includes $109.7 million related to construction costs at 60 Binney Street in Cambridge, Massachusetts, of which $100.0 million was incurred by the landlord. Please refer to Note 7, "Commitments and contingencies," for further information.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Employee compensation	$8,920	$5,935
Accrued goods and services	23,855	15,876
Accrued license and milestone fees	15,208	277
Accrued professional fees	2,103	1,014
Deferred rent, current portion	68	964
Contingent consideration, current portion	3,913	3,584
Other	605	495
Total accrued expenses and other current liabilities	$54,672	$28,145

Accrued license and milestone fees as of September 30, 2016 includes a $15.0 million upfront fee related to a research collaboration and license agreement entered into during the third quarter of 2016. This upfront fee was paid in the fourth quarter of 2016.

7. Commitments and contingencies

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at September 30, 2016 and December 31, 2015 or royalties on future sales of specified products.

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company’s wholly-owned subsidiary bluebird bio France – SARL participates in the French Crédit d’Impôt Recherche (“CIR”) program, which allows companies to monetize up to 30% of eligible research expenses. As of September 30, 2016, the Company received aggregate reimbursement of €2.3 million related to years 2013 through 2015.  The Company has not yet applied for the €0.6 million related to the nine months ended September 30, 2016. The years 2013 through 2016 are open and subject to examination.

Operating Lease Commitments

On June 3, 2013, the Company entered into a nine-year building lease for approximately 43,600 square feet of space located at 150 Second Street, Cambridge, Massachusetts, which commenced in December 2013. This lease was amended in June 2014 to add approximately 9,900 square feet. The lease originally had monthly lease payments of $0.2 million for the first 12 months, which increased to $0.3 million per month beginning in December 2014 due to the lease amendment, with annual rent escalations thereafter. Rent expense is recognized on a straight-line basis over the term of the lease. The Company has the option to extend this lease by an additional five years. The lease provided a contribution from the landlord towards the initial build-out of the space of up to $7.8 million. The Company capitalizes the leasehold improvements as property and equipment and records the landlord incentive payments received as deferred rent and amortizes these amounts as reductions to rent expense over the lease term. In addition, in accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1.3 million, naming the landlord as beneficiary, which has a balance of $0.6 million as of September 30, 2016.

On September 30, 2016, the Company entered into an Assignment and Assumption of Lease (“Assignment”) relating to its lease at 150 Second Street. Under the Assignment, the Company will assign all of its rights, interests, obligations and responsibilities under the lease, to be effective as of the later of May 1, 2017 or the first day following the Company’s surrender of the leased premises in accordance with the lease. The Company expects to vacate the premises by mid-2017 and as a result, no longer expects to pay $20.6 million in lease payments between 2017 and 2022, including $2.2 million in 2017, $3.5 million in 2018, $3.6 million in 2019, $3.7 million in 2020 and $7.6 million in 2021 and thereafter.

On June 29, 2015, the Company entered into a lease agreement for additional office space located at 215 First Street, Cambridge, Massachusetts.  Under the terms of the lease, the Company leased approximately 15,120 square feet starting on July 13, 2015 for $0.5 million per year in base rent, which is subject to a 3% annual rent increase plus certain operating expenses and taxes. The lease will continue until the end of the 60th full calendar month following the date the landlord delivers the premises to the Company, and includes early termination provisions that could allow the Company to terminate the lease without penalty at the end of the 20th full calendar month following the delivery of the premises if the Company meets certain conditions specified within the lease.  Under the terms of the lease, the Company has also leased an additional 8,075 square feet of office space in the same premises starting on January 1, 2016 for an additional $0.3 million per year in base rent, which is subject to a 3% annual rent increase plus certain operating expenses and taxes.  The Company expects to terminate the lease by mid-2017.

On June 3, 2016, the Company entered into a strategic manufacturing agreement for the future commercial production of the Company’s Lenti-D and LentiGlobin product candidates with a contract manufacturing organization. Under this 12 year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, the Company is required to pay $12.5 million upon the achievement of certain construction milestones, and may pay up to $8.0 million in additional construction milestones if the Company elects its option to lease additional suites. The Company paid $2.0 million for the achievement of the first milestone during the third quarter of 2016, which is reflected as a component of other non-current assets within the condensed consolidated balance sheets. Following construction completion, the Company will pay $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites. The Company may terminate this agreement any time after July 1, 2016 upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. The Company concluded that this agreement contains an embedded lease as the suites are designated for the Company’s exclusive use during the term of the agreement. The Company concluded that it is not the deemed owner during construction nor is it a capital lease.  As a result, the Company will account for the agreement as an operating lease and expense the rental payments on a straight-line basis over the term of the embedded lease.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

60 Binney Street Lease Commitments

On September 21, 2015, the Company entered into a lease agreement, which was amended for certain administrative matters on June 21, 2016, for additional office and laboratory space located in a building (the “Building”) under construction at 60 Binney Street, Cambridge, Massachusetts (the “60 Binney Lease”).  Under the terms of the 60 Binney Lease, starting on October 1, 2016, the Company will lease approximately 253,108 square feet of office and laboratory space at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes.  The Company also executed a $9.2 million letter of credit upon signing the 60 Binney Lease, which was required to be collateralized with a bank account at a financial institution in accordance with the 60 Binney Lease agreement. This letter of credit was increased to $13.8 million during the third quarter of 2016 as required under the terms of the lease. Subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease back to $9.2 million over time. The 60 Binney Lease will continue until the end of the 120th full calendar month following April 2017 or the earlier the date the Company occupies the Building or other conditions specified in the 60 Binney Lease occur.  Pursuant to a work letter entered into in connection with the 60 Binney Lease, the landlord will contribute an aggregate of $42.4 million toward the cost of construction and tenant improvements for the Building. The purpose of the 60 Binney Lease is to supplement and eventually replace the Company’s current leased premises at 150 Second Street and 215 First Street in Cambridge, Massachusetts and the Company intends to move its corporate headquarters to 60 Binney Street in mid-2017. The Company has the option to extend the 60 Binney Lease for two successive five-year terms.

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

The Company bifurcates its future lease payments pursuant to the 60 Binney Lease into (i) a portion that is allocated to the Building and (ii) a portion that is allocated to the land on which the Building is being constructed, which is recorded as rental expense. Although the Company estimates that the Company will not begin making lease payments pursuant to the 60 Binney Lease until April 2017, the portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the 60 Binney Lease in September 2015. During the three and nine months ended September 30, 2016, the Company recognized $0.5 and $1.4 million of non-cash rental expense attributable to the land.

As of September 30, 2016, Property and equipment, net, includes $109.7 million related to construction costs for the Building. The construction financing lease obligation related to the Building is $100.0 million. No cash has been paid to the landlord to date.

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

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company determined that each of the identified deliverables that qualify as a separate unit of accounting continue to have the same period of performance (the three year term through projected initial Phase I clinical study substantial completion) and the same pattern of revenue recognition, ratably over the period of performance as there is no other discernible pattern of recognition, and therefore there is no change in the recognition of $17.3 million allocated to these three elements. As of September 30, 2016, this will continue to be recognized over a three year term that began in June 2015.

However, the Company concluded that the license to bb2121 does not have standalone value from one of the undelivered elements, the post-initial Phase I the manufacture of vectors and associated payload for bb2121 under the license, because the manufacturing is essential to the license agreement. Accordingly, these two deliverables qualify as a single combined unit of accounting.

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

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

During the three months ended September 30, 2016 and 2015, the Company recognized $1.6 million and $1.3 million, respectively, of revenue associated with its collaboration with Celgene related to the recognition of discovery, research and development services. During the nine months ended September 30, 2016 and 2015 the Company recognized $4.6 million and $12.6 million, respectively, of revenue associated with its same collaboration. As of September 30, 2016 and December 31, 2015, there was $48.0 million and $41.8 million, respectively, of total deferred revenue related to the Company’s collaboration with Celgene, which is classified as current or non-current in the condensed consolidated balance sheets, $10.3 million of which is currently expected to be recognized through the first half of 2018 with the remaining amount deferred until a later date, as described above.

9. Stock-based compensation

In January 2016, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 1.5 million shares as a result of the automatic increase provision of the 2013 Plan. As of September 30, 2016, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 1.2 million.

Stock-based compensation expense

Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock options	$8,294	$8,407	$26,278	$28,472
Restricted stock units	1,495	1,056	4,248	2,341
Employee stock purchase plan	116	66	305	198
	$9,905	$9,529	$30,831	$31,011

As of September 30, 2016, the Company had $89.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested stock options, restricted stock units and the employee stock purchase plan, which is expected to be recognized over a weighted-average period of 2.6 years.

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Research and development	$5,399	$4,426	$15,410	$19,726
General and administrative	4,506	5,103	15,421	11,285
	$9,905	$9,529	$30,831	$31,011

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Stock options

The following table summarizes the stock option activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2015	3,532	$48.74
Granted	944	$50.55
Exercised	(273)	$11.71
Canceled or forfeited	(336)	$48.88
Outstanding at September 30, 2016	3,867	$51.74
Exercisable at September 30, 2016	1,850	$38.04
Vested and expected to vest at September 30, 2016	3,776	$51.53

Options exercisable for 0.3 million shares of common stock were exercised during the nine months ended September 30, 2016, resulting in total proceeds to the Company of $3.2 million. In accordance with the Company’s equity award plans, the shares were issued from a pool of shares reserved for issuance under the equity award plans.

Restricted stock units

The following table summarizes the restricted stock unit activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2015	148	$65.79
Granted	236	$50.55
Vested	(110)	$45.57
Forfeited	(20)	$41.63
Unvested balance at September 30, 2016	254	$62.23

Employee stock purchase plan

On June 3, 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 ESPP authorizes the initial issuance of up to a total of 238,000 shares of the Company’s common stock to participating employees. The first offering period under the 2013 ESPP opened on August 1, 2014. During the nine months ended September 30, 2016 and 2015, 18,338 shares and 10,545 shares of common stock were issued under the 2013 ESPP, respectively.

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

For the three and nine months ended September 30, 2016, the Company recognized an income tax benefit of $0.2 and $0.5 million and an income tax (benefit) expense in other comprehensive loss of $(0.1) and $0.8 million related to the unrealized gain (loss) on available-for-sale securities. As of September 30, 2016, the Company recorded an accrued income tax provision of $0.2 million related to this tax benefit included within accrued expenses and other current liabilities in the condensed consolidated balance sheet, which is expected to be generated from continuing operations.

11. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three and nine months ended
	September 30,
	2016	2015
Outstanding stock options	3,867	3,661
Restricted stock units	254	149
ESPP shares	12	3
Acquisition holdback	—	94
	4,133	3,907

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

We are conducting four clinical studies of our LentiGlobin product candidate: a Phase I/II study in the United States, Australia, and Thailand, called the Northstar Study, for the treatment of transfusion-dependent β-thalassemia, or TDT; a global, multi-center Phase III study called the Northstar-2 Study, for the treatment of patients with TDT who do not have a β0/β0 genotype; a single-center Phase I/II study in France (HGB-205) for the treatment of TDT and severe sickle cell disease, or severe SCD; and a Phase I study in the United States (HGB-206) for the treatment of severe SCD. We have achieved our enrollment target of 18 patients in the Northstar Study.  Both TDT and severe SCD are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans. Our LentiGlobin product candidate has been granted Orphan Drug status by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, for both β-thalassemia and SCD. Our LentiGlobin product candidate was granted Fast-Track designation by the FDA for the treatment of β-thalassemia major in January 2013 and for the treatment of certain patients with severe SCD in May 2014. In January 2015, the FDA granted Breakthrough Therapy designation to our LentiGlobin product candidate for the treatment of transfusion-dependent patients with β-thalassemia major. In September 2016, the EMA has granted access to its Priority Medicines (PRIME) scheme for our LentiGlobin product candidate for the treatment of TDT. Also in September 2016, we initiated our NorthStar-2 Study, which we expect will enroll approximately 15 adult and adolescent patients with TDT who do not have a β0/β0 genotype, with an additional pediatric cohort of up to eight patients for a total enrollment of approximately 23 patients. We expect to evaluate the patients for 24 months following treatment, and anticipate that the primary endpoint of this study will be 12 months of transfusion independence following treatment. We have discussed with the FDA and EMA the design of our planned Phase III study (HGB-212) of our LentiGlobin product candidate for patients with TDT who have a β0/β0 genotype, and we anticipate that the primary endpoint of this study will be transfusion reduction.

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

In March 2013, we entered into a global strategic collaboration with Celgene Corporation, or Celgene, to discover, develop and commercialize chimeric antigen receptor-modified T cells, or CAR T cells, as potentially disease-altering therapies in oncology. This collaboration had an initial term of three years, and Celgene made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. In June 2015, we amended and restated the collaboration agreement, or the Amended Collaboration Agreement, to focus exclusively on anti-BCMA product candidates for a new three-year term.  B-cell maturation antigen, or BCMA, is a cell surface protein that is expressed on normal plasma cells and on most multiple myeloma cells, but is absent from other normal tissues. As consideration for the Amended Collaboration Agreement, we received an upfront, non-refundable cash payment of $25.0 million to fund research and development under the collaboration. In February 2016, we treated the first subject in our Phase I clinical study of bb2121, the first anti-BCMA product candidate from this collaboration. This study will enroll up to 40 patients who have received three prior regimens for treatment of multiple myeloma. In February 2016, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb2121 and as a result, has paid to us an option fee in the amount of $10.0 million in the first quarter of 2016. We may elect to co-develop and co-promote bb2121, and any other product candidates in the United States under this collaboration arrangement. In May 2016, the FDA granted Orphan Drug status to our bb2121 product candidate for the treatment of multiple myeloma.

In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing and cell signaling technology. The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $7.2 million as of September 30, 2016, $3.9 million of which is classified as a current liability.

As of September 30, 2016, we had cash, cash equivalents and marketable securities of approximately $727.6 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations through 2018.

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

We have never been profitable and have incurred net losses in each year since inception. Our net loss was $192.1 million for the nine months ended September 30, 2016 and our accumulated deficit was $506.3 million as of September 30, 2016. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

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

•

We are conducting a global, multi-center Phase III clinical study to study the safety and efficacy of our LentiGlobin product candidate in the treatment of patients with a diagnosis of TDT who have non-β0/β0 genotypes.

•

We are planning to initiate in 2017, a global, multi-center Phase III clinical study to study the safety and efficacy of our LentiGlobin product candidate in the treatment of patients with a diagnosis of TDT who have β0/β0 genotypes.

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
LentiGlobin	$16,154	$10,937	$45,898	$25,070
Lenti-D	5,663	2,837	10,956	10,729
bb2121	3,613	—	8,900	—
Pre-clinical programs	20,856	3,680	29,378	11,596
Total direct research and development expense	46,286	17,454	95,132	47,395
Employee-and contractor-related expenses	4,015	3,568	12,401	9,029
Stock-based compensation expense	5,399	4,426	15,410	19,726
Platform-related expenses	2,767	2,985	9,178	17,047
Facility expenses	5,209	1,724	14,606	4,710
Other expenses	295	238	915	473
Unallocated personnel and other expenses	17,685	12,941	52,510	50,985
Total research and development expense	$63,971	$30,395	$147,642	$98,380

The costs associated with our bb2121 program were included within pre-clinical programs in the table shown above for the three and nine months ended September 30, 2015, and are separately shown for the three and nine months ended September 30, 2016.

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

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued research and development expenses, revenue, construction financing lease obligations, stock-based compensation, income taxes, contingent consideration and fair value estimates used to assess potential impairment of long-lived assets. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 25, 2016.

Results of Operations

Comparison of the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration revenue	$1,552	$1,324	$228
Total revenue	1,552	1,324	228
Operating expenses:
Research and development	63,971	30,395	33,576
General and administrative	14,623	13,704	919
Change in fair value of contingent consideration	1,098	352	746
Total operating expenses	79,692	44,451	35,241
Loss from operations	(78,140)	(43,127)	35,013
Other income, net	937	263	(674)
Loss before income taxes	(77,203)	(42,864)	34,339
Income tax benefit (expense)	178	(60)	(238)
Net loss	$(77,025)	$(42,924)	$34,101

Revenue. Total revenue was $1.6 for the three months ended September 30, 2016, compared to $1.3 for the three months ended September 30, 2015. The increase was primarily attributable to the timing of recognition of revenue associated with our Celgene agreement.

Research and development expenses. Research and development expenses were $64.0 million for the three months ended September 30, 2016, compared to $30.4 million for the three months ended September 30, 2015. The increase of $33.6 million was primarily attributable to the following:

•	$4.0 million of increased employee compensation and benefit expense, primarily due to an increase in headcount.
•

$14.4 million of increased license and milestones fees, primarily due to a $15.0 million one-time upfront payment owed in the third quarter of 2016, offset by license and milestone fees incurred during the first quarter of 2015.

•

$8.4 million of increased manufacturing expenses, $2.1 million of increased lab expenses, and $0.9 million of increased clinical trial related costs to support the advancement of our clinical and pre-clinical programs.

•	$3.5 million of increased facilities and information technology expenses.

General and administrative expenses. General and administrative expenses were $14.6 million for the three months ended September 30, 2016, compared to $13.7 million for the three months ended September 30, 2015. The increase of $0.9 million was primarily attributable to increased compensation and benefit expenses to support overall growth offset by a decrease in stock-based compensation expense.

Other income, net. The change in other income, net was primarily related to increased interest income of $0.6 million due to increased marketable securities balances.

Comparison of the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration revenue	$4,603	$12,607	$(8,004)
Total revenue	4,603	12,607	(8,004)
Operating expenses:
Research and development	147,642	98,380	49,262
General and administrative	48,941	31,765	17,176
Change in fair value of contingent consideration	3,515	2,540	975
Total operating expenses	200,098	132,685	67,413
Loss from operations	(195,495)	(120,078)	75,417
Other income, net	2,803	630	(2,173)
Loss before income taxes	(192,692)	(119,448)	73,244
Income tax benefit (expense)	549	(60)	(609)
Net loss	$(192,143)	$(119,508)	$72,635

Revenue. Total revenue was $4.6 million for the nine months ended September 30, 2016 compared to $12.6 million for the nine months ended September 30, 2015. The decrease of $8.0 million was primarily attributable to a reduction in collaboration revenue as a result of the amendment to our collaboration agreement with Celgene in June 2015.

Research and development expenses. Research and development expenses were $147.6 million for the nine months ended September 30, 2016, compared to $98.4 million for the nine months ended September 30, 2015. The increase of $49.2 million was primarily attributable to the following:

•

$6.4 million of increased employee compensation and benefit expense, primarily due to $10.7 million of increased payroll and bonus expense offset by $4.3 million of decreased stock-based compensation expense. The decrease in stock-based compensation expense is due to one-time charges of $9.5 million incurred during the first half of 2015 related to the modification of stock option awards of a non-employee founder and a former officer, offset by an increase in expense related to increased headcount.

•

$6.0 million of increased license and milestones fees, primarily due to a $15.0 million one-time upfront payment owed in the third quarter of 2016, offset by license and milestone fees incurred during the first three quarters of 2015.

•

$15.9 million of increased manufacturing costs, $4.9 million of increased lab expenses, and $3.7 million of increased clinical trial related costs necessary to support the advancement of our clinical and pre-clinical programs.

•	$9.9 million of increased facilities and information technology expenses.

General and administrative expenses. General and administrative expenses were $48.9 million for the nine months ended September 30, 2016, compared to $31.8 million for the nine months ended September 30, 2015. The increase of $17.1 million was primarily attributable to $16.8 million of increased employee, contractor and consultant expenses to support increased headcount and overall growth, of which $5.2 million was increased salary and benefit expense, $4.1 million was stock-based compensation expense and $6.7 million related to increased consulting costs.

Other income, net. The change in other income, net was primarily related to increased interest income of $2.1 million due to increased marketable securities balances resulting from our underwritten public offering in June 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had cash, cash equivalents and marketable securities of approximately $727.6 million. We expect cash, cash equivalents and marketable securities to fund our planned operations through 2018. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2016, our funds are held in U.S. Treasury securities, U.S. government agency securities, federally insured deposits, certificates of deposit and money market funds.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of September 30, 2016 we had an accumulated deficit of $506.3 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources. In connection with our 60 Binney Street lease, we increased our letter of credit from $9.2 million to $13.8 million during the third quarter of 2016, which is presented in “Restricted cash and other non-current assets” in our condensed consolidated balance sheet. Please refer to Note 7, “Commitments and contingencies,” for further information.

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

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	Nine months ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Operating activities	$(120,541)	$(65,344)
Investing activities	199,665	(350,694)
Financing activities	1,761	485,703
Increase in cash and cash equivalents	$80,885	$69,665

Cash Flows from Operating Activities. The $55.2 million increase in cash used in operating activities for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was primarily due to the increase in net loss during this period which was primarily attributable to increased payroll-related expense, in-license milestones and fees, and spending on our clinical and pre-clinical stage programs.  Net loss was $192.1 million for the nine months ended September 30, 2016 compared to $119.5 million for the nine months ended September 30, 2015, an increase of $72.6 million.

Cash Flows from Investing Activities. The net cash provided by investing activities was $199.7 million for the nine months ended September 30, 2016 and was primarily due to $356.7 million in maturities of marketable securities offset in part by $145.1 million in purchases of marketable securities.

Cash Flows from Financing Activities. The $483.9 million decrease in net cash provided by financing activities was primarily due to the absence of $477.2 million in net proceeds from an offering of our common stock that occurred during the nine months ended September 30, 2015 and a decrease in the proceeds from stock option exercises.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 25, 2016, except as noted below:

•

On June 3, 2016, we entered into a strategic manufacturing agreement for the future commercial production of our Lenti-D and LentiGlobin product candidates. Under this 12 year agreement, we are required to pay $12.5 million upon the achievement of certain construction milestones. The first milestone was achieved during the third quarter of 2016 and we paid $2.0 million accordingly. We expect to pay another $6.0 million during the fourth quarter of 2016 and to pay the remainder of the contract in early 2017. Following construction completion, we expect to pay $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services. We may terminate this agreement any time after July 1, 2016 upon our payment of a one-time termination fee and up to 24 months of fixed suite and labor fees.

•

On September 29, 2016, we entered into a research collaboration and license agreement with a clinical stage immunotherapy company to research, develop and commercialize T cell receptor immunotherapies against four undisclosed targets. Under this agreement, we are required to pay $15.0 million upon execution of the agreement. We made the upfront payment of $15.0 million during the fourth quarter of 2016.

•

On September 30, 2016, we entered into an Assignment and Assumption of Lease relating to our leased office and laboratory premises at 150 Second Street, Cambridge, Massachusetts.  Under the Assignment and Assumption of Lease, we will assign all of our rights, interests, obligations and responsibilities under the lease to a third party, to be effective as of the later of May 1, 2017, or the first day following our surrender of the leased premises in accordance with the terms of the lease. As a result of the lease assignment, we expect to be absolved of $20.6 million in lease commitments between 2017 and 2022, of which $2.2 million relates to 2017, $3.5 million relates to 2018, $3.6 million relates to 2019, $3.7 million relates to 2020 and $7.6 million relates to 2021 and thereafter.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of September 30, 2016 and December 31, 2015, we had cash, cash equivalents and marketable securities of $727.6 million and $865.8 million, respectively, primarily invested in U.S. government agency securities, federally insured certificates of deposit and money market mutual funds invested in U.S. Treasuries or U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2016, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $3.7 million.

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

As of September 30, 2016, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

With the exception of the migration of certain of our financial processing systems to an enterprise-wide systems solution, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934 during the third quarter of 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with this implementation and the resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2016, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Risks related to the discovery and development of our product candidates

* Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. At the moment, no gene therapy products have been approved in the United States and only a few products have been approved in the European Union, or EU.

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

In addition, the clinical study requirements of the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. At the moment, only a few gene therapy products have been approved in the Western world, including UniQure’s Glybera, which received marketing authorization in the EU in 2012, and GlaxoSmithKline’s Strimvelis, which received marketing authorization in the EU in 2016. Given the few precedents of approved gene therapy products, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the EU or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

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

Initial results from our ongoing clinical studies suggest that patients with TDT who do not have a β0/β0 genotype respond better to treatment with our LentiGlobin product candidate than patients who do have a β0/β0 genotype. Consequently, we expect to seek FDA approval of our LentiGlobin product candidate initially for the treatment of TDT in patients who do not have a β0/β0 genotype. These differences in responsiveness require us to engage regulatory authorities in additional discussions. In order to support an application for FDA approval of our LentiGlobin product candidate in patients who have a β0/β0 genotype, we intend to conduct a Phase III clinical study (HGB-212), but we do not yet have plans for when our LentiGlobin product candidate may be commercially available to all genotypes.

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

* We cannot be certain that our Northstar-2 clinical study in patients with TDT who do not have a β0/ β0 genotype, or our planned Phase III clinical study in patients with TDT who have a β0/ β0 genotype, together with data from our Northstar and HGB-205 clinical studies, will be sufficient to form the basis for a BLA submission for our LentiGlobin product candidate.

In general, the FDA requires the successful completion of two pivotal trials to support approval of a BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. If successful, we believe the results from our Northstar-2 clinical study, together with data from our Northstar and HGB-205 clinical studies, could be sufficient to form the basis for a BLA submission for our LentiGlobin product candidate to treat patients with TDT who do not have a β0/ β0 genotype. In addition, if successful, we believe the results from our planned Phase III clinical study HGB-212, together with data from our Northstar, Northstar-2 and HGB-205 clinical studies, could be sufficient to form the basis for a BLA supplement submission for our LentiGlobin product candidate to treat patients with TDT who do have a β0/ β0 genotype. However, it should be noted that our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. Depending on the outcome of these planned and ongoing clinical studies, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval for a BLA for our LentiGlobin product candidate for the treatment of TDT.

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

The EMA Adaptive Pathways program in which we are participating is intended to facilitate either an initial approval in a well-defined patient subgroup with a high medical need and subsequent widening of the indication to a larger patient population, or an early regulatory approval (e.g. conditional approval), which is prospectively planned, and where uncertainty is reduced through the collection of post-approval data on a drug’s use in patients. Based on our discussions with the EMA, we believe our LentiGlobin product candidate may be eligible for conditional approval under this program for the treatment of patients with TDT on the basis of the totality of clinical data, in particular reduction in transfusion need, from the ongoing Northstar and Northstar-2 studies, the supportive HGB-205 study, and our planned HGB-212 clinical study.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $77.0 million and $42.9 million for the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, we had an accumulated deficit of $506.3 million and $314.2 million, respectively.

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

As of September 30, 2016, our cash, cash equivalents and marketable securities were $727.6 million. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current operations through 2018. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

Our first clinical study of bb2121, our lead T cell-based immunotherapy product candidate, is being conducted in patients who have been diagnosed with relapsed/refractory multiple myeloma. The FDA often approves new therapies initially only for use in patients with relapsed or refractory advanced disease. We expect to initially seek approval of our T cell-based immunotherapy product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

As of September 30, 2016, we had 310 full-time employees. As our business activities expand, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

We employ individuals who were previously employed at universities or at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Provisions in our amended and restated certificate of incorporation and by-laws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management.

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

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. As of the date of this Quarterly Report, Jason Cole (Chief Legal Officer) has a trading plan in place. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: November 2, 2016	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: November 2, 2016	By:	/s/ Jeffrey Walsh
Jeffrey Walsh Chief Financial and Strategy Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1/A	333-188605	4.5	May 14, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.1	May 14, 2013

10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.2	May 14, 2013

10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1/A	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1/A	333-188605	10.6	May 14, 2013

10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1/A	333-188605	10.7	May 14, 2013

10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1/A	333-188605	10.8	May 14, 2013

10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015

10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1/A	333-188605	10.9	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-188605	10.10	May 14, 2013

10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1/A	333-188605	10.11	May 14, 2013

10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 6, 2015

10.15	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016

10.16†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q/A	001-35966	10.16	November 2, 2016

10.17†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q/A	001-35966	10.17	November 2, 2016

10.18†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q/A	001-35966	10.18	November 2, 2016

10.19#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.20#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.21#	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.22#	Transitional Services and Separation Agreement by and between the Registrant and Mitch Finer	10-Q	001-35966	10.17	May 6, 2015

10.23#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.24#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.25#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016

10.26#	Employment Agreement, dated October 20, 2014, by and between the Registrant and James DeTore	8-K	001-35966	10.1	November 10, 2014

10.27#	Separation Agreement, dated February 24, 2016, by and between the Registrant and James DeTore	10-Q	001-35966	10.27	May 4, 2016

10.28#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 6, 2015

10.29#	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.19	May 13, 2014

10.30#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.31#	Executive Cash Incentive Bonus Plan	S-1/A	333-188605	10.18	May 14, 2013

10.32	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.33	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.34	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	10-Q	001-35966	10.24	August 12, 2014

10.35	Consent to Assignment, dated September 30, 2016, by and among the Registrant, ARE-MA Region No. 50, LLC, and Foundation Medicine, Inc.	—	—	—	Filed herewith

10.36	Assignment and Assumption of Lease, dated September 30, 2016, by and between the Registration and Foundation Medicine, Inc.	—	—	—	Filed herewith

10.37	Lease, dated June 29, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	10-Q	001-35966	10.29	August 6, 2015

10.38†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015

10.39	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	May 6, 2016

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.	—	—	—	Filed herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
#	Indicates a management contract or any compensatory plan, contract or arrangement.