Form 10-K
period 2016-12-31
bluebird bio, Inc.
filed 2017-02-22
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2016, the last business day of the registrant’s most recently completed second quarter, was $1,586,834,900.

As of February 17, 2017, there were 40,844,757 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our preclinical and clinical studies, and our research and development programs;
●	our ability to advance product candidates into, and successfully complete, clinical studies;
●	our ability to advance our viral vector and drug product manufacturing capabilities;
●	the timing or likelihood of regulatory filings and approvals for our product candidates;
●	the timing or success of commercialization of our product candidates, if approved;
●	the pricing and reimbursement of our product candidates, if approved;
●	the implementation of our business model, strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
●	our ability to maintain and establish collaborations and licenses;
●	developments relating to our competitors and our industry; and
●	other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company committed to developing potentially transformative gene therapies for severe genetic diseases and cancer. With our lentiviral-based gene therapy and gene editing capabilities, we have built an integrated product platform with broad potential application in these areas. We believe that gene therapy for severe genetic diseases has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our clinical programs in severe genetic diseases include our LentiGlobin® product candidate to treat transfusion-dependent β-thalassemia, or TDT, and to treat severe sickle cell disease, or severe SCD, and our Lenti-D™ product candidate to treat cerebral adrenoleukodystrophy, or CALD. Our programs in oncology are built upon our leadership in lentiviral gene delivery and T cell engineering, with a focus on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. bb2121, our lead product candidate in oncology, is a CAR T cell product candidate for the treatment of multiple myeloma. We also have discovery research programs utilizing megaTALs/homing endonuclease gene editing technologies with the potential for use across our pipeline.

We are conducting four clinical studies of our LentiGlobin product candidate: a Phase I/II study in the United States, Australia, and Thailand for the treatment of subjects with TDT, called the Northstar Study (HGB-204); a multi-site, international, Phase III study for the treatment of subjects with TDT and non-β0/β0 genotypes, called the Northstar-2 Study (HGB-207); a single-center Phase I/II study in France for the treatment of subjects who with TDT or with severe SCD (HGB-205); and a multi-site Phase I study in the United States for the treatment of subjects with severe SCD (HGB-206). Both TDT and severe SCD are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans. Our LentiGlobin product candidate has been granted Orphan Drug status by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, for both β-thalassemia and SCD. Our LentiGlobin product candidate was granted Fast-Track designation by the FDA for the treatment of β-thalassemia major and for the treatment of certain patients with severe SCD. The FDA has granted Breakthrough Therapy designation to our LentiGlobin product candidate for the treatment of transfusion-dependent patients with β-thalassemia major. The EMA has granted access to its Priority Medicines (PRIME) scheme for our LentiGlobin product candidate for the treatment of TDT.

We are conducting a multi-site, international, Phase II/III clinical study of our Lenti-D™ product candidate, called the Starbeam Study (ALD-102), for the treatment of subjects with CALD, a rare, hereditary neurological disorder that is often fatal. Our Lenti-D product candidate has been granted Orphan Drug status by the FDA and the EMA for the treatment of adrenoleukodystrophy.

We are conducting a multi-site Phase I clinical study in the United States of our bb2121 product candidate for the treatment of subjects with relapsed/refractory multiple myeloma (CRB-401). bb2121 is the lead product candidate arising from our multi-year collaboration with Celgene Corporation, or Celgene, for the discovery, development and commercialization of CAR T cell therapies targeting B-cell maturation antigen, or BCMA. We have exclusively licensed to Celgene the right to develop and commercialize our bb2121 product candidate, and we may exercise our option to co-develop and co-promote this product candidate in the United States. The FDA has granted Orphan Drug status to bb2121 for the treatment of patients with relapsed/refractory multiple myeloma.

Our gene therapy platform is based on viral vectors that utilize a modified, non-replicating version of the Human Immunodeficiency Virus Type 1, or HIV-1, that has been stripped of all of the components required for it to self-replicate and infect additional cells. HIV-1 is part of the lentivirus family of viruses, and we refer to our vectors as lentiviral vectors. Our lentiviral vectors are used to introduce a functional copy of a gene to the patient’s own isolated hematopoietic stem cells, or HSCs, in the case of our LentiGlobin and Lenti-D product candidates, or the patient’s own isolated white blood cells which include T cells, in the case of our bb2121 product candidate. Additionally, we have developed a proprietary cell-based vector manufacturing process that is both reproducible and scalable. We believe our innovations in viral vector design and related manufacturing processes are important steps towards advancing the field of gene therapy and in realizing its full potential on a commercial scale.

Utilizing our gene therapy platform, we are developing product candidates comprising the patient’s own gene-modified HSCs and T cells. Clinical proof-of-concept already exists for allogeneic hematopoietic stem cell transplant, or HSCT, an approach of treating a patient with HSCs contributed by a donor other than the patient that contain the properly functioning copy of the gene whose mutation has caused the underlying disease.  However, this approach has significant limitations, including difficulties in finding appropriate genetically-matched donors and the risk of transplant-related rejection, graft-versus-host disease, or GVHD, and mortality, and is therefore typically only available on a limited basis. Our approach is intended to address the significant limitations of allogeneic HSCT while utilizing existing stem cell transplant infrastructure and processes. Also, because our approach has the potential to drive sustained expression of the functional protein encoded by the gene insert after potentially a single-administration, we believe the value proposition offered by our product candidates for patients, families, health care providers and payors would be significant.

Although our initial focus for HSCs is in TDT, severe SCD and CALD, and for T cells is in oncology, we believe our gene therapy platform has broad therapeutic potential in a variety of indications. We believe that our vectors can be used to introduce virtually any gene into a cell and have the potential to be manufactured on a commercial scale reproducibly and reliably, as each new vector is produced using substantially the same process. We also take advantage of lentivirus’ ability to transduce HSCs more efficiently than other vectors, such as those derived from another virus used in gene therapy approaches, called adeno-associated virus, or AAV, which gives us the potential to address diseases in a variety of cell lineages that are derived from HSCs, such as microglia (useful for CALD), red blood cells (useful for TDT and SCD) or other cells, or from T cells (useful for cancer and immunology).

We also have discovery research programs utilizing our cell signaling technology and gene editing technology platform across our pipeline. For instance, we are exploring applications of our CAR and TCR T cell technologies in combination with novel proteins based on synthetic biology. These technologies may potentially allow our future T cell-based product candidates to detect the tumor microenvironment or, in the case of future CAR T cell product candidates, to be regulated by small molecules. In addition, we are focused on utilizing homing endonuclease and megaTAL gene editing technologies in a variety of potential applications and disease areas, including for oncology and hematology.  Homing endonucleases and MegaTALs are novel enzymes that provide a highly specific and efficient way to modify DNA sequences to edit or insert genetic components to potentially treat a variety of diseases.

Our gene therapy platform and proprietary lentiviral vectors

Our gene therapy product candidates for severe genetic diseases and in cancer are being developed based on a simple notion: to genetically modify a patient’s own cells to fundamentally correct or address the genetic basis underlying a disease. Although the notion of gene transfer to a patient’s own cells is simple, the processes of developing viral vectors capable of delivering the genetic material and inserting gene sequences safely into a patient’s target cells is highly technical and demands significant expertise, experience and know-how.  Leveraging our extensive expertise in viral vector design and manufacturing and transduction, we have developed a gene therapy platform that we believe is broadly applicable in a variety of indications with significant unmet medical need.

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

Hematopoietic Stem Cells (HSCs)

Our gene therapy platform takes advantage of lentiviral vectors’ ability to stably integrate into the target cell’s genome by focusing on diseases we can treat through genetic modification of HSCs, which when reintroduced back into the patient, differentiate into numerous other cell lineages, as depicted below. We believe our initial clinical indications in severe genetic diseases (CALD, TDT and severe SCD) can all be treated by introducing a specific functional gene into HSCs taken from the patient to correct the gene defect responsible for the disease.

HSCs are dividing stem cells that are permanently found in a patient’s bone marrow and are an ongoing replacement source of mature cell types as they die off. HSCs produce progeny cells, called progenitors, that differentiate into all of the cellular elements that compose the blood, including red blood cells (useful for TDT and severe SCD), microglia (useful for CALD), T cells (useful for cancer and immunology) and others. As such, all progenitors derived from a single gene therapy-modified HSC will carry the same corrective genetic modification, which we believe gives our approach the potential to deliver life-long clinical benefits based on a single therapeutic administration.

Our therapeutic approach in severe genetic diseases

The delivery of a gene therapy product in HSCs for the treatment of severe genetic diseases requires several steps. Importantly, our approach seeks to leverage cell transplant procedures and infrastructure already widely used in the clinic for allogeneic HSCT.

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

2.

A sample of HSCs is extracted from the patient through a standard process known as apheresis, where HSCs are first mobilized into the blood stream from the bone marrow using a routinely-used pharmaceutical agent and then isolated and collected from the patient’s blood. HSCs may also be extracted directly from the patient’s bone marrow, particularly as in the treatment of severe SCD.

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

Our therapeutic approach in oncology

The delivery of modified T cell products in oncology requires several steps that are similar to our therapeutic approach in severe genetic diseases with HSCs. Importantly, our approach seeks to leverage cell transplant procedures and infrastructure already widely used in the clinic for autologous and allogeneic bone marrow transplant.

1.

We produce our lentiviral vector by co-transfecting a packaging cell line with multiple plasmids that separately encode the various components of the virus as well as the tumor-targeting protein the viral vector will carry.

2.

For the treatment of cancer, a sample of the patient’s white blood cells is extracted and isolated through a standard process known as leukapheresis, in which white blood cells are separated from the remaining fractions of the patient’s blood.

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

Our product candidate pipeline

We are developing our LentiGlobin product candidate to treat patients with TDT and severe SCD. We are conducting four clinical studies of our LentiGlobin product candidate: a Phase I/II study in the United States, Australia, and Thailand to evaluate its safety and efficacy in the treatment of subjects with TDT, called the Northstar Study (HGB-204); a multi-site, international, Phase III study to evaluate its safety and efficacy in the treatment of subjects with TDT and a non-β0/β0 genotype, called the Northstar-2 Study (HGB-207); a single-center Phase I/II study in France to evaluate its safety and efficacy in the treatment of subjects with TDT or with severe SCD (HGB-205); and a multi-site Phase I study in the United States to evaluate its safety and efficacy in the treatment of subjects with severe SCD (HGB-206). In addition, in 2017 we intend to initiate our planned Phase III study of our LentiGlobin product candidate for the treatment of subjects with TDT and a β0/β0 genotype, called the Northstar-3 Study (HGB-212).

We are developing our Lenti-D product candidate to treat patients with CALD. We are currently conducting a Phase II/III clinical study of our Lenti-D product candidate in the United States, which we refer to as the Starbeam Study (ALD-102), to examine the safety and efficacy of our Lenti-D product candidate in subjects with CALD.

We are also pursuing opportunities to apply our gene therapy platform technologies in cancer by genetically modifying a patient’s own T cells to target and destroy cancer cells. Our collaboration with Celgene focuses on CAR T cell product candidates directed against BCMA, a protein expressed on the surface of multiple myeloma cells, plasma cells and some mature B cells. We are conducting a multi-site Phase I clinical study in the United States to evaluate the safety and efficacy of our bb2121 product candidate, the lead product candidate from this collaboration, in the treatment of subjects with relapsed/refractory multiple myeloma (CRB-401). We have exclusively licensed to Celgene the right to develop and commercialize our bb2121 product candidate, while we have retained an option to co-develop and co-promote this product candidate in the United States. In addition, we anticipate initiating in 2017 a Phase I clinical study in the United States to evaluate the safety and efficacy of the next anti-BCMA CAR T cell product candidate arising from our collaboration with Celgene. We are also collaborating with Kite Pharma, Inc. in the research and development of second-generation TCR product candidates directed against an antigen relating to certain cancers associated with the human papilloma virus, and with Medigene AG, through its subsidiary Medigene Immunotherapies GmbH, in the research and development of TCR product candidates directed against up to four antigens for the treatment of cancer indications.

Our LentiGlobin product candidate opportunity

β-thalassemia

Overview

β-thalassemia is a rare hereditary blood disorder caused by a mutation in the β-globin gene resulting in the production of defective red blood cells, or RBCs. Genetic mutations cause the absence or reduced production of the beta chains of hemoglobin, or β-globin, thereby preventing the proper formation of hemoglobin A, which normally accounts for greater than 95% of the hemoglobin in the blood of adults. Hemoglobin is an iron-containing protein in the blood that carries oxygen from the respiratory organs to the rest of the body. Hemoglobin A consists of four chains—two chains each of a-globin and β-globin. Genetic mutations that impair the production of β-globin can lead to a relative excess of a-globin, leading to premature death of RBCs. The clinical implications of the a-globin/ β-globin imbalance are two-fold: first, patients lack sufficient RBCs and hemoglobin to effectively transport oxygen throughout the body and can become severely anemic; and second, the shortened life span and ineffective production of RBCs can lead to a range of multi-systemic complications, including but not limited to splenomegaly, marrow expansion, bone deformities, and iron overload in major organs.

The clinical course of β-thalassemia correlates with the degree of globin chain imbalance. Nearly 200 different mutations have been described in patients with β-thalassemia. The clinical presentation varies widely, dependent largely upon the type of inherited mutation. Mutations can be categorized as those that result in no functional β-globin production (β0) and those that result in decreased functional β-globin production (β+). TDT refers to any mutation pairing that results in the need for chronic transfusions due to severe anemia, and is the clinical finding in most patients with β0/ β0 genotypes as well as many patients with other genotypes resulting in abnormal β-globin production, such as the β0/β+ and β+/β+ genotypes. Affected patients produce as little as one to seven g/dL of hemoglobin (in contrast, a normal adult produces 12-18 g/dL of hemoglobin). Hemoglobin E (βE), which is another β-globin mutation and is usually asymptomatic, can also result in TDT when paired with β0 or β+ mutations.

Limitations of current treatment options

In geographies where treatment is available, patients with TDT receive chronic blood transfusion regimens. These regimens consist of regular infusions with units of packed RBC, or pRBC, usually every three to five weeks, which are intended to maintain hemoglobin levels and control symptoms of the disease. While chronic blood transfusions can be effective at minimizing the symptoms of TDT, they often lead to iron overload, which over time leads to significant morbidity and mortality through iron-

associated heart and liver toxicity. To help prevent iron overload-associated risks and resulting complications, patients must adhere to therapeutic iron chelation regimens to reduce the iron overload. Poor compliance with chelation regimens remains a key challenge; it is estimated that with typical compliance, the overall life expectancy for a patient with TDT is significantly reduced compared to the general population. Even patients who are compliant with transfusion and iron chelation regimens can experience a reduced quality of life due to the burden and side effects of therapy and the fluctuating levels of hemoglobin on a month-to-month basis.

The only potentially curative therapy for β-thalassemia today is allogeneic HSCT. However, complications of allogeneic HSCT include a risk of engraftment failure in unrelated human-leukocyte-antigen, or HLA, matched patients, a risk of life-threatening infection, and a risk of GVHD, a common complication in which donor immune cells (white blood cells in the graft) recognize the cells of the recipient (the host) as “foreign” and attack them. As a result of these safety challenges, allogeneic HSCT can lead to significant mortality rates, particularly for patients treated with cells from a donor who is not a matched sibling, and in older patients. Consequently, transplants are offered primarily to pediatric patients with a matched sibling donor, which occurs in only a fraction of all cases. In addition, because of the need for immunosuppression following allogeneic HSCT, there is a risk of opportunistic infections and other serious side effects associated with immunosuppressive drugs. Overall, TDT remains a devastating disease with an unmet medical need.

Sickle cell disease

Overview

Sickle cell disease, or SCD, is a hereditary blood disorder resulting from a mutation in the β-globin gene that causes polymerization of hemoglobin proteins and abnormal red blood cell function. The disease is characterized by anemia, vaso-occlusive pain crisis (a common complication of SCD in which there is severe pain due to obstructed blood flow in the small blood vessels of the body), cumulative damage to multiple organs, infections, stroke, overall poor quality of life and early death in a large subset of patients. Under low-oxygen conditions, which are exacerbated by the RBC abnormalities, the mutant hemoglobin aggregates causing the RBCs to take on a sickle shape (sickle cells), which causes them to aggregate and obstruct small blood vessels, thereby restricting blood flow to organs resulting in pain, cell death and organ damage. If oxygen levels are restored, the hemoglobin can disaggregate and the RBCs will return to their normal shape, but over time, the sickling damages the cell membrane and the cells fail to return to the normal shape even in high-oxygen conditions.

Limitations of current treatment options

Where adequate medical care is available, common treatments for patients with SCD largely revolve around management and prevention of acute sickling episodes. Chronic management may include hydroxyurea and, in certain cases, chronic transfusions. Hydroxyurea is currently the only medication approved for the treatment of SCD and is recommended for patients with recurrent episodes of acute pain or specific frequencies of painful crises. Not all SCD patients respond to hydroxyurea however, or are able to tolerate the cytotoxic effect of reduced white blood cell and platelet counts. A significant number of patients with severe SCD find it difficult to adhere to hydroxyurea treatment, and for most patients there is no effective long-term treatment.

RBC transfusion therapy can be utilized to maintain the level of sickle hemoglobin below 30% to 50%, which decreases sickling of RBCs, reduces the risk of recurrent stroke, and decreases the incidence of associated co-morbidities. While transfusion therapy can be critical in the management of acute disease, and can be vital in preventing some of the chronic manifestations of severe SCD, it does not provide equal benefit to all patients.

Similar to TDT, the only potentially curative therapy currently available for severe SCD is allogeneic HSCT, however because of the significant risk of transplant-related morbidity and mortality, this option is usually offered primarily to pediatric patients with available sibling-matched donors. It is particularly difficult to find suitable donors for individuals of African descent, and it is estimated that only a fraction of eligible patients undergo transplant. In light of these factors, we believe that severe SCD is a devastating disease with a significant unmet medical need.

Our LentiGlobin product candidate

We are developing our LentiGlobin product candidate as a potential one-time treatment for both TDT and severe SCD. Our approach involves the ex vivo insertion of a single codon variant of the normal β-globin gene using a lentiviral vector into the patient’s own HSCs to enable formation of normally functioning hemoglobin A and normal RBCs in patients. Importantly, this codon variant, referred to as T87Q, also serves as a distinct biomarker used to quantify expression levels of the functional β-globin protein in patients with TDT and severe SCD, while also providing anti-sickling properties in the context of severe SCD. We refer to the cells that have undergone our ex vivo manufacturing process resulting in genetically modified HSCs as the final LentiGlobin drug product, or our LentiGlobin product candidate.

We are conducting three clinical studies of our LentiGlobin product candidate to evaluate its safety and efficacy in the treatment of subjects with TDT. In December 2013, we announced that the first subject with TDT had been treated in our HGB-205 study, which also includes the enrollment of subjects with severe SCD. In March 2014, we announced that the first subject with TDT had been treated in our Northstar Study (HGB-204). We presented interim results from both our Northstar Study and our HGB-205 study at the American Society of Hematology Annual Meeting in December 2016. We also announced in December 2016 that the first subject had been treated in our Northstar-2 Study (HGB-207), which evaluates the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT and non-β0/β0 genotypes. In addition, we intend to initiate in 2017 our planned Phase III study of our LentiGlobin product candidate for the treatment of subjects with TDT and a β0/β0 genotype, called the Northstar-3 Study (HGB-212). In October 2014, we announced that the first subject with severe SCD had been treated in our HGB-205 study. We are also conducting our HGB-206 study to evaluate the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with severe SCD. In 2016, we amended the protocol of our HGB-206 study to expand enrollment and to incorporate several process changes, including our updated drug product manufacturing process. In February 2017, we announced that the first subject has been treated under this amended protocol. We will be using our updated drug product manufacturing process with the objective of increasing the vector copy number and the percentage of transduced cells in the LentiGlobin drug product in our ongoing Northstar-2 Study, our HGB-206 study under the amended protocol, and our planned Northstar-3 Study.

If successful, we believe that data from the ongoing Northstar Study and Northstar-2 Study could form the basis for a biologics licensing application, or BLA, submission for our LentiGlobin product candidate in the United States for the treatment of patients with TDT and non-β0/β0 genotypes. In addition, if successful, we believe the data from our planned Northstar-3 Study, together with data from our ongoing Northstar Study, Northstar-2 Study and HGB-205 study, could be sufficient to form the basis for a BLA supplement submission for our LentiGlobin product candidate for the treatment of patients with TDT and a β0/β0 genotype.

Our LentiGlobin product candidate has been granted Orphan Drug status by the FDA and EMA for both β-thalassemia and SCD. Our LentiGlobin product candidate was granted Fast-Track designation by the FDA for the treatment of β-thalassemia major and for the treatment of certain patients with severe SCD.  The FDA has granted Breakthrough Therapy designation to our LentiGlobin product candidate for the treatment of transfusion-dependent patients with β-thalassemia major. We are participating in the EMA’s Adaptive Pathways pilot program (formerly referred to as Adaptive Licensing), which is part of the EMA’s effort to improve timely access for patients to new medicines. Based on our discussions involving the EMA, European Health Technology Assessment agencies and patient advocacy organizations as part of this program, we believe that it is possible to seek conditional approval for LentiGlobin for the treatment of TDT on the basis of the totality of the clinical data from our ongoing Northstar Study and HGB-205 study, assuming these studies demonstrate acceptable efficacy and safety, respectively, and in particular a reduction in transfusion requirements. We believe that conversion to full approval would be subject to the successful completion of our ongoing Northstar-2 Study and our planned Northstar-3 Study, supportive long-term follow-up data and “real-world” post-approval monitoring data. Whether or not our clinical data are sufficient to support conditional, and ultimately full, approval will be a review decision by the EMA. In addition, the EMA has granted access to its Priority Medicines (PRIME) scheme for our LentiGlobin product candidate in the treatment of TDT.

Clinical development of our LentiGlobin product candidate

The Northstar Study (HGB-204) – Phase I/II clinical study in subjects with TDT

Our Northstar Study is a single-dose, open-label, non-randomized, multi-site Phase I/II clinical study in the United States, Australia and Thailand to evaluate the safety and efficacy of the LentiGlobin product candidate in increasing hemoglobin production and eliminating or reducing transfusion dependence following treatment. In March 2014, we announced that the first subject with TDT had been treated in our Northstar Study.

Eighteen adults and adolescents have been enrolled in the study. To be eligible for enrollment in this study, subjects were between 12 and 35 years of age with a diagnosis of TDT and receive at least 100 mL/kg/year of pRBCs or greater than or equal to eight transfusions of pRBCs per year in each of the two years preceding enrollment. The subjects were also eligible for allogeneic HSCT. In September 2016, we announced that our Northstar Study has been fully enrolled.

Efficacy will be evaluated primarily by the production of ≥2.0 g/dL of hemoglobin A containing βA-T87Q-globin for the six-month period between 18 and 24 months post-transplant. In order to allow for endogenous hemoglobin production following transplant, subjects will be transfused with RBCs only when total hemoglobin decreases below 7.0 g/dL. The rationale for this endpoint is that production of ≥2.0 g/dL of hemoglobin A containing βA-T87Q-globin represents a clinically meaningful increase in endogenous hemoglobin production that would be expected to diminish transfusion requirements, and could result in transfusion independence in TDT subjects.

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

The HGB-205 study – Phase I/II clinical study in subjects with TDT or with severe SCD

Our HGB-205 study is a single-dose, open-label, non-randomized, Phase I/II clinical study at a single site in France to examine the safety and efficacy of our LentiGlobin product candidate in up to seven subjects with a diagnosis of TDT or severe SCD. Study subjects must be between five and 35 years of age with a diagnosis of TDT or severe SCD. In December 2013, we announced that the first subject with TDT had been treated in our HGB-205 study and in October 2014 we announced that the first subject with severe SCD had been treated in our HGB-205 study. To be enrolled, subjects with TDT must have received at least 100 mL/kg/year of pRBCs per year for the past two years. Those with severe SCD must have failed to achieve clinical benefit from treatment with hydroxyurea and have an additional poor prognostic risk factor (e.g., recurrent vaso-occlusive crises or acute chest syndromes). All subjects must be eligible for allogeneic HSCT, but without a matched sibling allogeneic HSCT donor.

The primary objective of our HGB-205 study is to determine the safety, tolerability and success of engraftment of the LentiGlobin drug product. The secondary objectives of the study are to quantify gene transfer efficiency and expression, and to measure the effects of treatment with the LentiGlobin drug product on disease-specific biological parameters and clinical events. In the case of subjects with TDT and SCD, this means the volume of pRBC transfusions, and for subjects with SCD, it also means the number of vaso-occlusive crises and acute chest syndrome events in each subject, compared with the two-year period prior to treatment.

Safety evaluations to be performed during the study include success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any subject and characterization of events of insertional mutagenesis leading to clonal dominance or leukemia.

The HGB-206 study – Phase I clinical study in subjects with severe SCD

Our HGB-206 study is a single-dose, open-label, non-randomized, multi-site Phase I clinical study in the United States to evaluate the safety and efficacy of the LentiGlobin product candidate to treat severe SCD.

Up to 29 adults will be enrolled in the study. Study subjects must be ≥18 years of age with a diagnosis of sickle cell disease, with either βS/βS or βS/β0 genotype. The sickle cell disease must be severe, as defined by recurrent severe vaso-occlusive events, acute chest syndrome, history of an overt stroke, or echocardiographic evidence of an elevated tricuspid regurgitation jet velocity, an indicator of pulmonary hypertension, and subjects must have failed to achieve clinical benefit from treatment with hydroxyurea.  The subjects must also be eligible for HSCT.

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

In October 2016, we announced that we have amended the protocol for our HGB-206 study to incorporate several changes with the goal of increasing production of anti-sickling β-globin, such as increasing the percentage of transduced cells through manufacturing improvements, increasing target busulfan area under the curve, introducing a minimum period of regular blood transfusions prior to stem cell collection, and exploring an alternate HSC procurement method, with the goal of increasing transduced cell dose. Enrollment has begun under this amended protocol and in February 2017, we treated the first subject under this amended protocol.

The Northstar-2 Study (HGB-207) – Phase III study in subjects with TDT and a non-β0/ β0 genotype

Our Northstar-2 Study is an ongoing single-dose, open-label, non-randomized, international, multi-site Phase III clinical study to evaluate the safety and efficacy of the LentiGlobin product candidate to treat subjects with TDT and a non-β0/β0 genotype.

Approximately 23 subjects will be enrolled in the study, consisting of at least 15 adolescent and adult subjects between 12 and 50 years of age at enrollment, and at least eight pediatric subjects less than 12 years of age at enrollment. To be enrolled, subjects with TDT and a non-β0/β0 genotype must have received at least 100 mL/kg/year of pRBCs per year for the past two years. All subjects must be eligible for allogeneic HSCT, but without a matched sibling allogeneic HSCT donor.

The primary endpoint of this study is the proportion of treated subjects who achieve transfusion independence, defined as hemoglobin levels ≥9.0 g/dL without any pRBC transfusions for a continuous period of at least 12 months at any time during the study after treatment. The secondary endpoints of this study are to quantify gene transfer efficiency and expression, and to measure the effects of treatment with the LentiGlobin drug product on transfusion requirements post-transplant and clinical events. Each subject will remain on study for approximately 24 months from time of consent.

Safety evaluations to be performed during the study include success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any subject and characterization of events of insertional mutagenesis leading to clonal dominance or leukemia.

Subjects in our Northstar-2 Study will be treated with our LentiGlobin product candidate manufactured using our updated drug product manufacturing process with the objective of increasing the vector copy number and the percentage of transduced cells. In December 2016, we announced the first subject had received treatment with our LentiGlobin product candidate.

The planned Northstar-3 Study (HGB-212) – Phase III Study for TDT in subjects with TDT and a β0/ β0 genotype

We have discussed with the FDA and the EMA the design of our planned international, multi-site Phase III study of our LentiGlobin product candidate for subjects with TDT and a β0/β0 genotype, called the Northstar-3 Study (HGB-212), which we expect to enroll up to 15 adult, adolescent, and pediatric subjects. We anticipate that the primary endpoint of our planned Northstar-3 Study will be transfusion reduction, which is defined as a demonstration of a reduction in the volume of pRBC transfusion requirements in the post-treatment time period of months 12 to 24, as compared to the average annual transfusion requirements in the 24 months prior to enrollment. We intend to initiate this study in 2017.

Interim clinical data in subjects with TDT – The Northstar Study and the HGB-205 study

Interim clinical data from the Northstar Study

In December 2016, we presented interim clinical data from our Northstar Study at the Annual Meeting of the American Society of Hematology, or ASH. All data presented at ASH Annual Meeting and summarized below from our Northstar Study are as of the data cut-off date of September 16, 2016. As of the data cut-off date, ten subjects with non-β0/β0 genotypes and eight subjects with β0/β0 genotypes had undergone infusion with LentiGlobin drug product in our Northstar Study. The median follow-up period was 17 months (with a range of 6.3 to 29.8 months). Two subjects had completed the two-year primary analysis period. Below is a table summarizing the interim clinical data from our Northstar Study presented at the ASH Annual Meeting.

Genotype
	β0/β0 genotypes (n=8)	Non-β0/β0 genotypes (n=10)
Genotype βE/β0 Other (β+/β0, β+/β+, βx/β0)	8 – –	10 6 4
Age at the start of regular transfusions Median (range) (years)	0 (0 – 7)	6 (0 – 26)
Age at enrollment Median (range) (years)	23 (12 – 35)	19.5 (16 – 34)
Transfusion requirements prior to study entry Annualized median (range) (mL/kg/year)	184.9 (128.7 – 261.3)	146.3 (117.0 – 234.5)
Splenectomy	3	3
LentiGlobin drug product VCN [1] Median (range) (c/dg)	0.7 (0.3 – 1.5)	0.8 (0.3 – 1.1)
LentiGlobin drug product cell dose Median (range) CD34+ cell count (x106/kg)	11.0 (6.1 – 18.1)	7.1 (5.2 – 13.0)
In vivo VCN at six months of follow-up Median (range) (c/dg)	0.3 (0.1 – 1.0)	0.4 (0.1 – 0.9)

[1]

VCN is a measurement of the mean number of viral vectors in a population of cells, or vector copies per diploid genome. In the case of LentiGlobin drug product VCN, the measurement is prior to infusion of the study subject. If more than one lot of drug product was manufactured for a subject, the VCN of each drug product lot was quantified and the cell count is combined.

All five subjects with non-β0/β0 genotypes that had at least twelve months of follow-up have been free from the need for transfusions, as of the data cut-off date. The median βA-T87Q production for these five subjects was 11.7 g/dL, with a range of 9.5 to 12.5 g/dL. At the last follow-up, the median total hemoglobin of all ten subjects with non-β0/β0 genotypes was 10.3 g/dL, with a range of 7.2 to 12.5 g/dL. The median follow up for these ten subjects was 14.7 months, ranging from 6.3 to 29.8 months. Subjects with a β0/β0 genotype and at least twelve months of follow-up had a median reduction in annualized transfusion volume of 63% (ranging from 47 to 78%), and median reduction in annualized transfusion frequency of 65% (ranging from 31 to 81%), calculated based on their transfusion requirements from month 6 to the data cut-off date. The median follow-up for the eight subjects with a β0/β0 genotype was 17.3 months, ranging from 6.7 to 25.4 months. Hemoglobin fractions at month 12 showed consistent production of βA-T87Q across genotypes in subjects with at least 12 months of follow-up.

A correlation between VCN and βA-T87Q production was observed as of the data cut-off date. In our Northstar Study, the safety profile of treatment with our LentiGlobin product candidate has been consistent with autologous transplantation, with no drug product-related Grade 3 or greater adverse events observed as of the data cut-off date.

It should be noted that these data presented above are current as of the data cut-off date, are preliminary in nature and our Northstar Study is not complete. There is limited data concerning long-term safety and efficacy following treatment with our LentiGlobin product candidate. These data may not continue for these subjects or be repeated or observed in ongoing or future studies involving our LentiGlobin product candidate in subjects with TDT, including this study, our ongoing HGB-205 study, our Northstar-2 Study, or our planned Northstar-3 Study. It is possible that subjects for whom transfusion support has been reduced or eliminated may receive transfusion support in the future.

Interim clinical data from the HGB-205 study

In December 2016, we presented interim clinical data from our HGB-205 study in subjects with TDT at the ASH Annual Meeting.  All data presented at the ASH Annual Meeting and summarized below from our HGB-205 study are as of the data cut-off date of

September 9, 2016. As of the data cut-off date, four subjects with TDT had undergone infusion with LentiGlobin drug product in our HGB-205 study. The subjects with TDT had between 11.6 and 33.5 months of follow-up. Three subjects with TDT and the β0/βE genotype have remained free of transfusions since shortly after infusion with the LentiGlobin drug product. As of the data cut-off date, these three subjects have been free from the need for transfusions for 33.1, 29.9 and 11.5 months, respectively. The subject with TDT and homozygosity for the severe β+ mutation IVS1-110 had been free of transfusions for 11.6 months (since approximately 3 months after receiving treatment with the LentiGlobin drug product). In these subjects with TDT, treatment with our LentiGlobin product candidate has been well tolerated, with no drug product-related adverse events as of the data cut-off date. Below is a table summarizing the interim data from our HGB-205 study in subjects with TDT that were presented at the ASH Annual Meeting.

	TDT
Subject	1201	1202	1203	1206
Age at enrollment (years)	18	16	19	17
Genotype	β0/βE	β0/βE	homozygous IVS1 nt 110 G>A	β0/βE
Transfusion requirements prior to study entry [1] (mL/kg/year)	139	188	176	197
LentiGlobin drug product VCN [2] (c/dg)	1.5	2.1	0.8	1.1
LentiGlobin drug product cell dose CD34+ cell count (x106/kg)	8.9	13.6	8.8	12.0
Hemoglobin AT87Q / Total hemoglobin (g/dL)	7.7 / 10.9	10.1 / 13.5	6.7 / 8.3	8.6 / 11.3
Busulfan area under the curve Median (range) (μM/min)	4,967	5,212	4,670	4,930
Follow up (months)	33.5	30.3	14.6	11.6

[1]	Mean pRBC requirement per year, over the two years prior to consent.
[2]

VCN is a measurement of the mean number of viral vectors in a population of cells, or vector copies per diploid genome. In the case of LentiGlobin drug product VCN, the measurement is prior to infusion of the study subject. If more than one lot of drug product was manufactured for a subject, the VCN of each drug product lot was quantified and the cell count is combined.

It should be noted that these data presented above are current as of the data cut-off date, are preliminary in nature and our HGB-205 study is not complete. There is limited data concerning long-term safety and efficacy following treatment with our LentiGlobin product candidate. These data may not continue for these subjects or be repeated or observed in ongoing or future studies involving our LentiGlobin product candidate in subjects with TDT, including this study, our ongoing Northstar Study, our Northstar-2 Study, or our planned Northstar-3 Study. It is possible that subjects for whom transfusion support has been reduced or eliminated may receive transfusion support in the future. Furthermore, the LentiGlobin drug product used for the HGB-205 study is manufactured at the clinical trial site in Paris, and is not manufactured at our third-party manufacturing locations, and does not use our updated drug product manufacturing process that is being utilized in our Northstar-2 Study.

Interim clinical data in subjects with severe SCD – The HGB-205 study and the HGB-206 study

In December 2016, we presented interim clinical data from our HGB-205 study regarding a subject with severe SCD at the ASH Annual Meeting.  All data presented at the ASH Annual Meeting and summarized below from our HGB-205 study are as of the data cut-off date of September 9, 2016. As of the data cut-off date, one subject with severe SCD had undergone infusion with LentiGlobin drug product in our HGB-205 study, with 22.9 months of follow up. At the 21-month post-infusion follow up for the subject with severe SCD, the proportion of anti-sickling hemoglobin accounted for over 48 percent of all hemoglobin production, which was above the 30 percent threshold expected to potentially achieve a disease-modifying clinical effect. Prior to infusion, this subject required chronic blood transfusions to reduce the occurrence of vaso-occlusive crises. Since infusion with LentiGlobin drug product, this subject has not received a pRBC transfusion for more than 18 months. Since infusion and as of the data cut-off date, this subject had no hospitalizations or acute SCD-related events. In this subject with severe SCD, treatment with our LentiGlobin product candidate has been well tolerated, with no drug product-related adverse events as of the data cut-off date.

Also at the ASH Annual Meeting in December 2016, we presented preliminary clinical data from our HGB-206 study in subjects with severe SCD. All data presented at the ASH Annual Meeting and summarized below from our HGB-206 study are as of the data cut-off date of November 9, 2016. As of the data cut-off date, seven subjects with severe SCD have been infused with LentiGlobin drug product under the original study protocol for our HGB-206 study. One subject experienced a steady increase in hemoglobin levels and is producing 2.0 g/dL HbAT87Q with 22.8% overall anti-sickling hemoglobin (HbAT87Q + HbF), even after a substantial drop in VCN measured in the drug product and the in vivo measurement taken from peripheral blood at latest follow up (from 0.9 c/dg to 0.24 c/dg at nine months follow up). As of the data cutoff, this was the only subject in our HGB-206 study who received chronic transfusions prior to receiving LentiGlobin drug product. At last follow up, all treated subjects were producing measureable HbAT87Q, with a range of 0.1 to 2.0 g/dL HbAT87Q. The safety profile in the infused subjects in our HGB-206 study is consistent with autologous transplantation. As of the data cut-off date, there were ten grade 3 bone marrow harvest-related adverse events that were reported in three subjects, including one severe adverse event reported for pain/ prolonged hospitalization. Six subjects experienced at least one severe adverse event post-infusion. There were no drug product-related adverse events reported as of the data cut-off date.

Below is a table summarizing the interim clinical data in subjects with severe SCD from our HGB-205 study and our HGB-206 study that were presented at the ASH Annual Meeting, and the data summarized below are as of their respective data cut-off dates. All eight subjects have a history of severe SCD in the two years prior to enrollment, despite hydroxyurea therapy. Among these eight subjects, two had a history of recurrent vaso-occlusive crises, two had a history of stroke, six had a history of acute chest syndrome, and two had regular pRBC transfusions prior to treatment with the LentiGlobin drug product.

	HGB-205 (n=1)	HGB-206 (n=7)
Age at enrollment Median (range) (years)	13	26 (18 – 42)
Bone marrow harvests	2	2 (1 – 4)
Target daily busulfan area under the curve Median (range) (μM/min)	4,841 (actual)	5,000 (4,400 – 5,400)
LentiGlobin drug product VCN [1] Median (range) (c/dg)	1.0, 1.2	0.6 (0.3 – 1.3)
LentiGlobin drug product cell dose Median (range) CD34+ cell count (x106/kg)	5.6	2.1 (1.6 – 5.1)
Follow up Median (range) (Months)	21	11.5 (8.1 – 17.1)

[1]

VCN is a measurement of the mean number of viral vectors in a population of cells, or vector copies per diploid genome. In the case of LentiGlobin drug product VCN, the measurement is prior to infusion of the study subject. If more than one lot of drug product was manufactured for a subject, the VCN of each drug product lot was quantified and the cell count is combined.

It should be noted that these data presented above are current as of the respective data cut-off dates, are preliminary in nature and our HGB-205 and HGB-206 studies are not complete. There is limited data concerning long-term safety and efficacy following treatment with our LentiGlobin drug product. These data may not continue for these subjects or be repeated or observed in ongoing or future studies involving our LentiGlobin product candidate in subjects with severe SCD, including these two ongoing studies. It is possible that subjects for whom complications of severe SCD have been reduced or eliminated may experience complications of severe SCD in the future. Furthermore, the LentiGlobin drug product used in the HGB-205 study and in the HGB-206 study under the original protocol and presented above did not utilize our updated drug product manufacturing process that is being utilized under the amended protocol for the HGB-206 study. In addition, the LentiGlobin drug product used for the HGB-205 study is manufactured at the clinical trial site in Paris, and is not manufactured at our third-party manufacturing locations.

Our Lenti-D product candidate opportunity

Adrenoleukodystrophy

Adrenoleukodystrophy is a rare X-linked, metabolic disorder caused by mutations in the ABCD1 gene which results in a deficiency in adrenoleukodystrophy protein, or ALDP and subsequent accumulation of very long-chain fatty acids, or VLCFA. VLCFA accumulation occurs in plasma and all tissue types, but primarily affects the adrenal cortex and white matter of the brain and spinal cord, leading to a range of clinical outcomes. The most severe form of ALD, the inflammatory cerebral phenotype, which we refer to as CALD, involves a progressive destruction of myelin, the protective sheath of the nerve cells in the brain that are responsible for thinking and muscle control. Symptoms of CALD usually occur in early childhood and progress rapidly if untreated, leading to severe loss of neurological function and eventual death in most patients. We estimate that a significant proportion of males with ALD will develop CALD.

Limitations of current treatment options

There is a clear unmet medical need for patients with CALD. Currently, the only effective treatment option is allogeneic HSCT. In this procedure, the patient is treated with HSCs containing a functioning copy of the gene contributed by a donor other than the patient.

Allogeneic HSCT is reserved for patients in the earliest stages of cerebral disease, ideally using an unaffected matched sibling HSC donor to minimize complications. However, the majority of allogeneic HSCT procedures for CALD are carried out with non-sibling matched donor cells or partially matched related or unrelated donor cells including umbilical cord blood cells because a matched sibling donor is not available. The difficulty of finding a suitable donor is one of the primary limitations of this approach. Complications of allogeneic HSCT include a significant risk of morbidity and mortality related to graft failure, GVHD and opportunistic infections, particularly in patients who undergo non-sibling-matched allogeneic HSCT.

As the outcome of HSCT varies with clinical stage of the disease at the time of transplant, early diagnosis of CALD is important. Favorable outcomes have been observed in patients who undergo transplant in the early stages of cerebral disease. ALD can be detected at birth, allowing boys at risk for CALD to be monitored and identified prior to the onset of symptoms. In the United States, newborn screening for ALD was added to the Recommended Universal Screening Panel, or RUSP, in February 2016. The RUSP is a list of disorders that are screened at birth and recommended by the Secretary of the U.S. Department of Health and Human Services for states to screen as part of their state universal newborn screening program. Disorders are chosen based on evidence that supports the potential net benefit of screening, among other factors. A number of states in the United States have added ALD to their newborn screening programs.

Our Lenti-D product candidate

We are developing our Lenti-D product candidate as a potential one-time treatment to halt the progression of CALD. Our approach involves the ex vivo insertion of a functional copy of the ABCD1 gene via an HIV-1 based lentiviral vector into the patient’s own HSCs to correct the aberrant expression of ALDP in patients with CALD. Upon successful engraftment of our Lenti-D product candidate, we expect that microglia in the brain derived from the transduced HSCs will correct the metabolic abnormalities resulting from deficient ALDP and stabilize the demyelination and cerebral inflammation characteristic of CALD.

We treated the first subject in the Starbeam Study in the United States in 2013. In April 2016, we presented preliminary clinical data from this study at the American Academy of Neurology Annual Meeting. In December 2016, we announced that we intend to expand the Starbeam Study to enroll up to eight additional patients in an effort to enable the first manufacture of our Lenti-D product candidate in Europe, and the subsequent treatment of subjects in Europe, and to bolster our overall clinical data package for potential future regulatory filings in the United States and Europe. We plan to begin treating these additional subjects in the Starbeam Study in early 2017.

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

Clinical development of our Lenti-D product candidate

Completed non-interventional retrospective study (the ALD-101 Study)

CALD is a rare disease and as such, data on the natural history of the disease, as well as the efficacy and safety profile of allogeneic HSCT is limited in the scientific literature. In order to properly design clinical studies of Lenti-D and interpret the efficacy and safety results thereof, at the recommendation of the FDA, we performed a non-interventional retrospective data collection study to assess the natural course of disease in CALD patients that were left untreated in comparison to the efficacy and safety data obtained from patients that received allogeneic HSCT. A non-interventional retrospective data collection study involves an examination of historical clinical records from patients in order to assess the typical course of the condition and the efficacy and safety of treatment options. In the study, we collected survival, functional and neuropsychological assessments and neuroimaging data for both treated and untreated patients, as available; however, given the retrospective nature of the study, we were not able to collect comprehensive data for all subjects. For this study, we collected data from four U.S. sites and one French site on a total of 137 subjects, 72 of whom were untreated and 65 of whom were treated with allogeneic HSCT.

Starbeam Study (ALD-102) – Phase II/III clinical study in subjects with CALD

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

In this study, we use the neurologic function score, or NFS, the existence and number of major functional disabilities, or MFDs, the Loes score, and evidence of gadolinium enhancement on MRI to evaluate potential subjects’ eligibility for the study, and to evaluate efficacy.

The NFS is a 25-point score used to evaluate the severity of gross neurologic dysfunction by scoring 15 neurological abnormalities across multiple domains. These neurological abnormalities are listed below. Among the 15 functional domains in the NFS scale, we consider six to be of particular clinical importance because when these neurological abnormalities occur, a potential subject’s ability to function independently is severely compromised. These particular deficiencies, which we define as major functional disabilities, or MFDs, are loss of communication, complete loss of voluntary movement, cortical blindness, requirement for tube feeding, wheelchair dependence and total incontinence.

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

The Loes score is a 34-point scale specifically designed to objectively measure the extent of demyelination in CALD based on brain magnetic resonance imaging, or MRI, studies. Increasing Loes scores indicate worsening disease. A Loes score of one-half or more (i.e., the presence of any such abnormalities) indicates the cerebral form of the disease, and patients with a Loes score of 10 or more generally are not considered to be good candidates for allogeneic HSCT due to the advanced stage of the disease. CALD can progress rapidly and is associated with severe inflammation and disruption of the blood brain barrier which can be detected by gadolinium enhancement on MRI. Evidence of gadolinium enhancement in the brain in a MRI study, referred to by clinicians as a gadolinium positive result, is highly predictive of rapid neurologic decline. However, while pre-transplant gadolinium status is clearly correlated with rapid disease progression, the kinetics of gadolinium enhancement after clinically successful HCST are not well understood.

In the study, subjects must be age seventeen years or younger with a confirmed diagnosis of active CALD, including elevated levels of plasma VLCFA, a brain MRI Loes score of 0.5 to nine, inclusive, evidence of gadolinium enhancement and an NFS ≤ one. Subjects with a willing, unaffected 10/10 HLA matched sibling HSCT donor will be excluded from the study. In December 2016, we amended the protocol of the Starbeam Study to enroll up to eight additional patients in an effort to enable the first manufacture of our Lenti-D product candidate in Europe and the subsequent treatment of subjects in Europe, and to bolster our overall clinical data package for potential future regulatory filings in the United States and Europe. We plan to begin treating the additional patients in early 2017.

We have defined the primary efficacy endpoint in the Starbeam Study as the proportion of subjects who have no MFDs at 24 months (±two months) post-infusion. Secondary efficacy evaluations, in each case measured at 24 months (±two months) post-infusion, capture the key assessments of CALD disease status, including the change from baseline in NFS, and Loes score, resolution of gadolinium enhancement on MRI and determination of MFD-free survival and overall survival.

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

Preliminary Clinical Data from the Starbeam Study

In April 2016, we presented preliminary clinical data from the Starbeam Study at the American Academy of Neurology (AAN) Annual Meeting. All data presented at the AAN Annual Meeting and summarized below from the Starbeam Study are as of the data cut-off date of March 31, 2016. As of the data cut-off date, 17 subjects with CALD had received Lenti-D drug product. All subjects had at least six months of follow up, with eight subjects having between 12 and 24 months of follow up.

Sixteen of 17 subjects had NFS stabilization (change of <3 points and an absolute NFS≤4). Two subjects had an increase in NFS from 0 to 1, due to the occurrence of stuttering in one patient, and episodic urinary incontinence in another patient. One patient had an early, rapidly progressive course and had an NFS of 5, reflecting deficits in speech, vision, difficulty walking and running, and episodes of urinary incontinence. Fourteen of 17 subjects had a stable Loes score (change of ≤5 points or an absolute Loes score ≤9). Sixteen of 17 had resolution of gadolinium enhancement by month six. Reemergence of diffuse contrast enhancement was seen in five subjects at month 12. Of those five subjects, the two with at least 18 months of follow up showed resolution of gadolinium enhancement at month 18.

As of the data cut-off date, the safety profile of treatment with the Lenti-D drug product appears consistent with myeloablative conditioning with one possibly drug-related serious adverse event (Grade 3 BK-mediated viral cystitis), and one possibly drug-related adverse event (Grade 1 tachycardia). Both resolved with standard measures. Integration site analyses demonstrated polyclonal reconstitution in all subjects without evidence of clonal dominance, as of the data cut-off date.

It should be noted that these data presented above are current as of the data cut-off date, are preliminary in nature and the Starbeam Study is not complete. There is limited data concerning long-term safety and efficacy following treatment with our Lenti-D product candidate. These data may not continue for these subjects or be repeated or observed in our ongoing Starbeam Study or future studies involving our Lenti-D product candidate. It is possible that subjects who exhibit NFS stabilization, a stable Loes score, or resolution of gadolinium enhancement as of the data cut-off date may ultimately progress in the future.

The ALD-103 study – Observational study

We are also conducting the ALD-103 study, an observational study of subjects with CALD treated by allogeneic HSCT.  This study is ongoing and designed to collect efficacy and safety outcomes data in subjects who have undergone allogeneic HSCT in a period that is contemporaneous with the Starbeam Study.  We anticipate that our Lenti-D product candidate safety and efficacy will be evaluated by the FDA and EMA in light of the data collected in the Starbeam Study in conjunction with our retrospective observational ALD-101 study and our retrospective and prospective observational ALD-103 study.

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

Our Opportunity in T Cell-Based Therapies for Cancer

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

The next important advance has been the development of antibodies that target T cell checkpoint pathways, which are means by which cancer cells are able to inhibit or turn down the body’s immune response to cancer. These treatments have shown an ability to activate T cells, shrink tumors, and improve patient survival. In 2011, ipilimumab became the first checkpoint inhibitor approved by the FDA. Recent clinical data from new checkpoint inhibitors such as nivolumab and pembrolizumab led to their approval by FDA (in 2015 and 2016) as treatments in multiple cancers and confirmed both the approach and the importance of T cells as promising tools for the treatment of cancer.

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

With both our CAR and TCR T cell technologies, we harvest a patient’s white blood cells in a process called leukapheresis, activate certain T cells to grow and then the gene sequences for the CAR or TCR construct are transferred into the T cell DNA using a lentiviral vector. The number of cells is expanded until it reaches the desired dose. These genetically engineered cells, which will express the receptors that can recognize the specific proteins that are characteristic of specific cancers, are then infused back into the patient. Our T cell engineering process is rapid (complete in approximately ten days) and manufactures modified T cells in a sterile closed system. When the engineered T cell is returned to the cancer patient, it engages the target protein on the cancer cell, triggers a series of signals that result in tumor cell killing through the production of anti-cancer cytokines, and undergoes multiple rounds of cell division to greatly expand the number of these anti-cancer T cells. These engineered T cells have the natural “auto-regulatory” capability of normal T cells and once the tumor cells containing the target antigen are destroyed, the engineered T cells decrease in number, but with the potential to leave a smaller number of T cells in the body as a form of immune surveillance against potential tumor regrowth. The genetically-engineered T cells are designed to supplement a patient’s immune system and can be further engineered to overcome immune evasion mechanisms employed by cancer cells.

Our CAR and TCR T cell technologies also bring genomic engineering tools to the immunotherapy field.  For instance, we are exploring applications of our CAR and TCR T cell technologies in combination with novel proteins based on synthetic biology. These technologies may potentially allow our future T cell-based product candidates to detect the tumor microenvironment or, in the case of future CAR T cell product candidates, to be regulated by small molecules. In addition, using our gene editing technology, we potentially have a number of additional options to manipulate the genome of the cancer patient’s T cells to further increase the specificity of the anti-tumor activity and to potentially make these cells even more potent.  Specificity and potency are essential to the development of T cell therapies that can effectively treat solid tumor cancers such as breast, lung and colon cancer.  Our cancer immunotherapy research group is staffed by scientists drawn from both industry and academic research centers that have pioneered the field of T cell therapy.  This team is focused on the next generation of T cell engineering to discover and develop T cell product candidates to treat a variety of hematologic and solid tumor malignancies.

Our CAR T cell product candidate - bb2121

We are developing bb2121, our first CAR T cell product candidate, as a potential treatment for multiple myeloma by binding to BCMA, a cell surface protein expressed on cancer cells. Multiple myeloma is a hematologic malignancy that develops in the bone marrow in which normal antibody-producing cells transform into myeloma. The growth of the cancer cells in the bone marrow blocks production of normal blood cells and antibodies, and also causes lesions that weaken the bone. BCMA is expressed on normal plasma cells, some mature B cells, and on malignant multiple myeloma cells, but is absent from other normal tissues. We believe BCMA presents an attractive immunotherapeutic target for our technology for a number of reasons. In a preclinical BCMA multiple myeloma xenograft model, a single intravenous administration of bb2121 anti-BCMA CAR T cells resulted in rapid and sustained elimination of the tumors with 100 percent survival, while a month-long course of anti-myeloma therapy bortezomib only delayed tumor growth. In December 2015, researchers from the NIH announced promising clinical data in multiple myeloma with an anti-BCMA CAR T cell therapy that established clinical proof-of-concept for the BCMA target using a gamma-retroviral vector.

We are conducting a Phase I clinical study of our bb2121 product candidate in the United States. Our product candidate bb2121 is the lead product candidate from our multi-year collaboration with Celgene. Since our collaboration arrangement with Celgene was announced in March 2013, we have worked collaboratively to discover, develop and commercialize CAR T cell product candidates in oncology. Our collaboration arrangement with Celgene was amended in June 2015 to focus on CAR T cell product candidates targeting BCMA. In February 2016, we exclusively licensed to Celgene the right to develop and commercialize our bb2121 product candidate. We retain an option to co-develop and co-commercialize this product candidate, as described more fully below under “Strategic collaborations—Our strategic alliance with Celgene.”

In 2017, we intend to initiate a Phase I clinical study of our bb21217 product candidate (CRB-402), a second-generation anti-BCMA CAR T cell product candidate arising from our collaboration with Celgene. Upon initiation of our planned CRB-402 study, Celgene will have the option of exclusively licensing our bb21217 product candidate, and if Celgene exercises its option, we will retain an option to co-develop and co-commercialize this product candidate.

The CRB-401 study – Phase I clinical study in subjects with relapsed/refractory multiple myeloma

Our CRB-401 study is a single-dose, open-label, non-randomized, multi-site Phase I clinical study in the United States to examine the safety and efficacy of our bb2121 product candidate in up to 50 subjects with relapsed/refractory multiple myeloma. In order to be eligible for CRB-401, subjects must have received three prior regimens, including a proteasome inhibitor (bortezomib or carfilzomib) and immunomodulatory agent (lenalidomide or pomalidomide).

Following screening, enrolled subjects will undergo a leukapheresis procedure to collect autologous T cells for manufacturing our bb2121 drug product. The bb2121 drug product is produced from each subject’s own blood cells, which are modified using a lentiviral vector encoding the anti-BCMA CAR. Following manufacture of the bb2121 drug product, subjects will receive one cycle of lymphodepletion of cyclophosphamide and fludarabine prior to infusion of the bb2121 drug product.

The primary endpoint of the study is the incidence of adverse events and abnormal laboratory test results, including dose-limiting toxicities. The study also seeks to assess disease-specific response criteria including: complete response (CR), very good partial response (VGPR), and partial response (PR) according to the International Myeloma Working Group Uniform Response Criteria for Multiple Myeloma. The study also seeks to determine the maximally tolerated dose and recommended dose for further clinical trials.

Each subject will be followed for up to 24 months post-treatment, and then will be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the 24-month period.

Preliminary Clinical Data from the CRB-401 Study

In December 2016, we presented preliminary clinical data from our CRB-401 study at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium, or the Triple Meeting. All data presented at the Triple Meeting and summarized below from our CRB-401 study are as of the data cut-off date of November 18, 2016. As of the data cut-off date, eleven subjects had been enrolled and dosed in four dose cohorts: 5.0 x 107, 15.0 x 107, 45.0 x 107 and 80 x 107 CAR + T cells. Subjects on study were heavily pre-treated, with a median of six prior therapies, ranging from five to 13. All eleven dosed subjects were evaluable for safety and the first nine subjects (in 5.0 x 107, 15.0 x 107, and 45.0 x 107 dose cohorts) have undergone their first multiple myeloma tumor restaging and were evaluable for efficacy, summarized in the table below.

Cohort	1 (n=3)	2 (n=3)	3 (n=3)
CAR + T cell dose	5.0 x 10[7]	15.0 x 10[7]	45.0 x 10[7]
Overall response rate in cohort	33%	100%	100%
Best response	PD	sCR (time to response: 2 months)	PR
	SD	sCR* (time to response: 4 months)	PR
	PR	VGPR*	PR
*Both subjects with a minimal residual disease assessment at month 1 were MRD negative
All subjects in cohorts 2 and 3 with bone marrow involvement at baseline had no detectable multiple myeloma cells in their bone marrow on day 14 or beyond.

All subjects had a prior autologous stem cell transplant, as well as prior exposure to a proteasome inhibitor and an immunomodulatory agent; 64% of subjects had previously received daratumumab or CD38 antibody. No dose-limiting toxicities and no Grade 3 or higher neurotoxicities or Grade 3 or higher cytokine release syndrome were observed. No subject had received tocilizumab or steroids.

It should be noted that these data presented above are current as of data cut-off date, are preliminary in nature and our CRB-401 study is not complete. There is limited data concerning long-term safety and efficacy following treatment with our bb2121 drug product. These data may not continue for these subjects or be repeated or observed in this ongoing study or future studies involving our bb2121 product candidate. It is possible that subjects for who initially respond to treatment with our bb2121 drug product may experience disease progression.

Our TCR product candidates and other preclinical research opportunities in cancer

We are pursuing multiple programs that leverage the unique properties of lentiviral vectors to target T cells as a therapy for various cancers. This represents a direct application of our expertise in gene therapy and our capabilities, know-how and patents associated with lentiviral gene therapy and gene editing for ex vivo applications.

In collaboration with Kite Pharma, Inc., we are co-developing and, if approved, co-commercializing, second generation TCR product candidates directed against an antigen relating to certain cancers associated with the human papilloma virus, or HPV. HPV is the most common viral infection of the reproductive tract, and two viral strains, HPV type 16 and HPV type 18, are believed to cause a majority of cervical cancers and precancerous cervical lesions, and is associated with other urogenital cancers. Additionally, HPV infection has become established as an etiologic risk factor for oropharyngeal head and neck cancers.  Our collaboration with Kite will leverage our lentiviral vector gene transfer platform in combination with gene editing technology. Kite will lead the program in the United States and we will have the option to lead the program in the European Union. Both companies will share overall costs, including research and development and sales and marketing expenses, and profits will be equally split between the companies. Additionally, Kite will have a co-promotion option in the European Union, and we will have a co-promotion option in the United States.

We are collaborating with Medigene AG, through its subsidiary Medigene Immunotherapies GmbH, to jointly discover and develop TCR product candidates directed against up to four antigens in the field of cancer.  We are also independently researching and developing other CAR T cell product candidates against a variety of targets relevant to both hematologic and solid tumors.

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

Although we intend to continue manufacturing our Lenti-D vectors in TTCFs, we are adapting our LentiGlobin and bb2121 vector production technology to scalable production systems with the potential to satisfy an increased number of subjects per manufacturing cycle. So far, we have demonstrated successful production of LentiGlobin and bb2121 vectors on a small scale and are transferring the new process to a contract manufacturer to accommodate future demand for our drug candidates, if approved, in their current indications as well as those beyond our initial focus.

Our HSC transduction process—creating the gene-modified HSCs (our drug product)

The ultimate product of our manufacturing processes is the patient’s own gene-modified HSC cells, which we refer to as our drug product. The process for producing drug product for our HSC-based product candidates is as follows:

1.

Selection: We extract HSCs from peripheral blood mononuclear cells obtained from the patient’s blood by apheresis following mobilization via a colony stimulating factor (or alternatively, by bone marrow harvest). The process is carried out using existing hospital infrastructure and standard protocols currently in place for stem cell transplant procedures, with enhanced controls for extracting the cells to be used for making our drug product.

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

The final step is to return the gene-modified HSCs to the patient. We will be using our updated drug product manufacturing process with the objective of increasing the vector copy number and the percentage of transduced cells in the LentiGlobin drug product in our ongoing Northstar-2 Study, our HGB-206 study under the amended protocol, and our planned Northstar-3 Study.

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

Our collaboration with Celgene

In March 2013, we announced a strategic collaboration with Celgene to discover, develop and commercialize novel disease-altering gene therapies in oncology, which was amended and restated in June 2015, and amended again in February 2016. The multi-year research and development collaboration focused on applying our expertise in gene therapy technology to CAR T cell-based therapies, to target and destroy cancer cells.  Our collaboration now focuses exclusively on anti-BCMA CAR T product candidates. We advanced our development of our bb2121 product candidate, the first CAR product candidate from our collaboration with Celgene, into clinical trials in February 2016. In February 2016, we exclusively licensed to Celgene the right to develop and commercialize our bb2121 product candidate, pursuant to Celgene’s exercise of its exclusive option under the collaboration arrangement. We have the obligation to continue conducting our ongoing CRB-401 study, but Celgene has the responsibility for the costs of further development and of commercialization. We retain an option to co-develop and co-promote the bb2121 product candidate in the United States. We will also work collaboratively with Celgene on potential additional anti-BCMA product candidates under this collaboration, including our anticipated next-generation anti-BCMA CAR T product candidate bb21217, which has been engineered for improved persistence as compared to bb2121.

Under the terms of the collaboration, we are and will be responsible for conducting and funding all research and development activities performed up through completion of the initial Phase I clinical study for up to two product candidates selected for development under the collaboration, the first of which is our bb2121 product candidate. Celgene has agreed to reimburse us a specified amount per patient in the event we and Celgene mutually agree to expand any Phase I clinical trial for any product candidate under the collaboration beyond a specified number of patients per clinical trial. This collaboration is governed by a joint steering committee, or JSC, formed by representatives from us and Celgene. The JSC, among other activities, reviews the collaboration program, reviews and evaluates product candidates and approves regulatory plans. On a product candidate-by-product candidate basis, up through a specified period following enrollment for the first patient in an initial Phase I clinical study for such product candidate, we have granted Celgene an option to obtain an exclusive worldwide license to develop and commercialize such product candidate pursuant to a written agreement, the form of which we have already agreed upon. Effective as of February 2016, Celgene has exercised its option with respect to the bb2121 product candidate, and we have exclusively licensed to Celgene the worldwide rights to develop and commercialize the bb2121 product candidate. We may elect to co-develop and co-promote the bb2121 product candidate and any other product candidates in the United States, provided that, if we do not exercise our option to co-develop and co-promote the bb2121 product candidate, then we will not be permitted to exercise our option to co-develop and co-promote any future product candidates under the collaboration.

Celgene is solely responsible for all costs and expenses of manufacturing and supplying the bb2121 product candidate and for any other product candidates arising from the collaboration that it exclusively licenses. Subject to customary “back-up” supply rights granted to Celgene, we have the sole right to manufacture or have manufactured supplies of vectors and associated payloads manufactured for incorporation into the optioned product candidate. Celgene would reimburse us for our costs to manufacture and supply such vectors and associated payloads, plus a modest mark-up.

In connection with its exercise of the option to exclusively in-license the bb2121 product candidate, Celgene paid to us an option fee in the amount of $10.0 million. If Celgene elects to exercise its option to exclusively in-license any additional product candidates, it must pay us an additional $15.0 million per product candidate. In addition, for each product candidate that is in-licensed by Celgene, including bb2121, we will be eligible to receive up to $10.0 million in clinical milestone payments, up to $117.0 million in regulatory milestone payments and up to $78.0 million in commercial milestone payments if we do not exercise our option to co-develop and co-promote in the United States. We will also be eligible to receive a percentage of net sales as a royalty in a range from the mid-single digits to low-teens. The royalties payable to us are subject to certain reductions, including for any royalty payments required to be made by Celgene to acquire patent rights, with an aggregate minimum floor. Celgene will assume certain development obligations and must report on their progress in achieving these milestones on a quarterly basis.

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

Our collaboration with Kite Pharma

In June 2015, we announced a strategic collaboration with Kite Pharma, Inc. to jointly develop and commercialize second generation TCR product candidates for the treatment of certain cancers associated with HPV. The collaboration will apply our gene editing technology and expertise to modify certain genes to enhance T cell function. In addition, we will explore using lentiviral vectors to optimize delivery of TCRs in patient T cells. Kite will lead the program in the United States, and we will have the option to lead the program in the European Union. Both companies will share overall costs, including research and development, and sales and marketing expenses and profits will be equally split between the companies. Additionally, Kite will have a co-promotion option in the European Union, and we will have a co-promotion option in the United States.

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

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain genes, transgenes, methods of transferring genetic material into cells, genetically modified cells, processes to manufacture our lentivirus-based product candidates and other proprietary technologies and processes related to our lead product development candidates. As of January 31, 2017, our patent portfolio includes the following:

•	approximately 222 patents or patent applications that we own or have exclusively in-licensed from third parties related to lentiviral vectors and vector systems;
•	approximately 62 patents or patent applications that we have non-exclusively in-licensed from third parties related to lentiviral vectors and vector systems;
•

approximately 38 patents or patent applications that we own or have exclusively in-licensed from third parties, including eight that are co-owned with MIT, related to vector manufacturing or production;

•	approximately seven patents or patent applications that have been non-exclusively in-licensed from third parties related to vector manufacturing or production;
•	approximately 58 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from third parties related to therapeutic cellular product candidates;
•

approximately 252 patents or patent applications that we own or have exclusively in-licensed or optioned from third parties related to oncology product candidates, including CAR T cell vector systems and manufacturing, T cell manufacturing, and therapeutic T cells;

•	approximately 147 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from third parties related to gene editing compositions and methods; and
•	approximately 22 patent applications that we have non-exclusively in-licensed from third parties related to gene editing compositions and methods.

Our objective is to continue to expand our portfolio of patents and patent applications in order to protect our gene therapy product candidates manufacturing processes. Examples of the products and technology areas covered by our intellectual property portfolio are described below. See also “—License agreements.” From time to time, we also evaluate opportunities to sublicense our portfolio of patents and patent applications that we own or exclusively license, and we may enter into such licenses from time to time.

β-thalassemia/SCD

The β-thalassemia/SCD program includes three patent portfolios, described below.

•

Pasteur Institute. The Pasteur patent portfolio contains patent applications directed to FLAP/cPPT elements and lentiviral vectors utilized to produce our LentiGlobin product candidate for β-thalassemia and SCD.  As of January 31, 2017, we had an exclusive license to nine issued U.S. patents and one pending U.S. patent application.  Corresponding foreign patents and patent applications include issued patents in Australia, Canada, China, Europe, Hong Kong, Israel, and Japan.  We expect the issued composition of matter patents to expire from 2019-2023 in the United States, and from 2019-2020 in the rest of the world (excluding possible patent term extensions).  Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2019-2020 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio other than composition of matter patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2019-2020 (worldwide, excluding possible patent term extensions).

•

RDF. The in-licensed patent portfolio from Research Development Foundation, or RDF, in part, contains patents and patent applications directed to aspects of our lentiviral vectors utilized to produce our LentiGlobin product candidate for β-thalassemia and SCD. As of January 31, 2017, we had an exclusive license (from RDF) to eight issued U.S. patents related to our lentiviral vector platform.  Corresponding foreign patents and patent applications related to our lentiviral vector platform include pending applications or issued patents in Canada, Europe, and Israel.  We expect the issued composition of matter patents to expire from 2021-2027 (excluding possible patent term extensions).  Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2021-2022 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio other than composition of matter patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2021-2022 (worldwide, excluding possible patent term extensions).

•

MIT/bluebird bio. MIT/bluebird bio. The co-owned patent portfolio contains patents and patent applications directed to certain specific compositions of matter for lentiviral β-globin expression vectors.  As of January 31, 2017, we co-owned two issued U.S. patents and one pending U.S. patent application, as well as corresponding foreign patents issued in Europe and Hong Kong.  We expect the issued composition of matter patents to expire in 2023 (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2023 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2023 (worldwide, excluding possible patent term extensions).  We note that we have an exclusive license to MIT’s interest in this co-owned intellectual property.

Our β-thalassemia/SCD research program also includes the additional patent portfolio described below.

•

β-thalassemia/SCD Product Candidate Licenses. We have in-licensed patents and patent applications that are directed to certain specific compositions of matter and methods for treating β-thalassemia/SCD.  As of January 31, 2017, we had an exclusive license to one pending U.S. patent application and 21 pending corresponding foreign applications.  We expect any composition of matter or method patents, if issued from the pending patent applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2035 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2035 (worldwide, excluding possible patent term extensions).  In addition, as of January 31, 2017, we had a non-exclusive license to two issued U.S. patents, one pending U.S. patent application, and 26 pending corresponding foreign patent applications and two issued foreign patents (Europe and Mexico).  We expect the issued composition of matter and method patents to expire in 2029 in the United States and in the rest of the world (excluding possible patent term extensions).  We expect any composition of matter or method patents, if issued from the pending patent applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide, excluding possible patent term extensions).  We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2029 (worldwide, excluding possible patent term extensions.

Cerebral Adrenoleukodystrophy (CALD)

The CALD program includes three patent portfolios, described below.

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

•

bluebird bio. The bluebird bio patent portfolio contains patent applications directed to compositions of matter for CALD gene therapy vectors and compositions and methods of using the vectors and compositions in cell-based gene therapy of adrenoleukodystrophy or adrenomyeloneuropathy.  As of January 31, 2017, we owned two U.S. patents and one pending U.S. patent application and 10 pending corresponding foreign applications and four issued foreign patents.  We expect the issued composition of matter patents for CALD gene therapy vectors to expire in 2032 (excluding possible patent term extensions). Further, we expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions).  We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions).

Multiple Myeloma

The multiple myeloma program includes five patent portfolios, described below.

•

Pasteur Institute.  The in-licensed Pasteur patent portfolio contains patents and patent applications described above that are directed towards aspects of our lentiviral vectors utilized to produce our bb2121 product candidate for multiple myleoma.

•

RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above directed towards aspects of our lentiviral vectors utilized to produce our bb2121 product candidate for multiple myleoma. In addition, the RDF portfolio contains additional patent applications directed to aspects of our oncology program.  As of January 31, 2017, we had an exclusive license (from RDF) to three issued patents and two pending U.S. patent applications related to our oncology platform.  We expect the issued patent to expire in 2021 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2021-2022 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2021-2022 (worldwide, excluding possible patent term extensions).

•

Biogen. The in-licensed patent portfolio from Biogen Inc., formerly Biogen Idec MA Inc. and referred to herein as Biogen, contains patents and patent applications directed towards aspects of T cell-based products that target BCMA. As of January 31, 2017, we had a co-exclusive license to eight issued U.S. patents and three pending U.S. patent applications and 10 pending corresponding foreign applications and 101 issued corresponding foreign patents related to bb2121.  We expect the issued patents to expire from 2020-2032 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2020-2032 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2020-2032 (worldwide, excluding possible patent term extensions).

•

NIH. The in-licensed patent portfolio from NIH contains patent applications directed towards aspects of T cell-based products that target BCMA. As of January 31, 2017, we had an exclusive license to one pending U.S. patent application and 19 corresponding foreign patent applications related to bb2121.  We expect composition of matter and methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).

•

bluebird bio. The bluebird bio patent portfolio contains patent applications directed to certain specific compositions of matter for generating CAR T cells. As of January 31, 2017, we owned four pending U.S. patent applications and 62 corresponding pending foreign patent applications and two pending PCT applications.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2035-2038 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2035-2038 (worldwide, excluding possible patent term extensions).

Lentiviral platform (e.g., vectors, manufacturing, and cell therapy products)

The lentiviral platform, which is potentially applicable to the β-thalassemia, SCD, CALD, oncology and other potential programs, includes three patent portfolios, described below.

•	Pasteur Institute. The Pasteur patent portfolio contains the patents and patent applications described above.
•	RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above.
•

bluebird bio.  Another component of the bluebird bio patent portfolio includes the vector manufacturing platform and is potentially applicable to the CALD, β-thalassemia, SCD, oncology, and other programs.  This portion of the portfolio contains patents and patent applications directed to improved methods for transfection and transduction of therapeutic cells. As of January 31, 2017, we owned, or have in-licensed from third parties other than the Pasteur Institute and RDF, two related pending provisional applications, two pending U.S. patent applications and 22 corresponding foreign patent applications.  We expect composition of matter and method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2032-2037 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2032-2037 (worldwide, excluding possible patent term extensions).

Oncology platform (e.g., vectors, manufacturing, and T cell-based products)

Our T cell-based oncology platform and oncology research program, which is applicable to our multiple myeloma program and other potential programs in cancer, includes four patent portfolios, described below.

•	Pasteur Institute. The Pasteur patent portfolio contains the patents and patent applications described above.
•

RDF. The in-licensed RDF patent portfolio described above contains patents and patent applications that are also applicable to our oncology platform.  In addition, the RDF portfolio contains additional patent applications directed to aspects of our oncology program.  As of January 31, 2017, we had an exclusive license (from RDF) to three issued patents and two pending U.S. patent applications related to our oncology platform.  We expect the issued patent to expire in 2021 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2021-2022 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2021-2022 (worldwide, excluding possible patent term extensions).

•

bluebird bio. One aspect of the bluebird bio patent portfolio contains patent applications directed to certain specific compositions of matter for generating CAR T cells directed against various cancers and improved CAR T cell compositions.  As of January 31, 2017, we owned four pending U.S. patent applications and five corresponding pending foreign patent applications; five families of pending U.S. provisional applications; and one pending PCT application.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033-2036 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2033-2036 (worldwide, excluding possible patent term extensions).

•

T Cell Manufacturing Methods License.  We have in-licensed patents and patent applications that are directed to certain specific methods for generating CAR T cells.  As of January 31, 2017, we had a nonexclusive license to one issued U.S. patent, one pending U.S. patent application, and 30 corresponding issued foreign patents.  We expect the issued method patents to expire in 2026 (excluding possible patent term extensions).  Further, we expect methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2026 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2026 (worldwide, excluding possible patent term extensions).

•

T Cell Immunotherapy Product Candidate Licenses. We have in-licensed patents and patent applications that are directed to certain specific compositions of matter for generating CAR T cells directed against various cancers and related methods of treatment.  As of January 31, 2017, we had a co-exclusive or exclusive license to one pending PCT application related to one particular target antigen.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2036 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2036 (worldwide, excluding possible patent term extensions).  In addition, as of January 31, 2017, we have an exclusive license to one issued U.S. patent and ten corresponding foreign patents and co-own a pending PCT application to another particular target antigen.  We expect the issued composition of matter patent to expire in 2025 (excluding possible patent term extensions).  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2036 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2036 (worldwide, excluding possible patent term extensions).  In addition, as of January 31, 2017, we have an exclusive license to two issued U.S. patents, one pending U.S. patent application and ten corresponding foreign patents; have an exclusive license to a pending PCT application; and co-own a pending PCT application, to another particular target antigen.  We expect the issued method of use patents to expire in 2029 (excluding possible patent term extensions).  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2029-2036 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2029-2036 (worldwide, excluding possible patent term extensions).

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
•

Gene Editing License. We in-licensed patent portfolios that contain patents and patent applications directed to aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our β-thalassemia, SCD, oncology and other programs.  As of January 31, 2017, we had an exclusive/co-exclusive license to five issued U.S. patents and one pending U.S. patent application and 60 corresponding foreign patents and seven corresponding patent applications related to our gene editing platform.  We expect the issued composition of matter patents to expire in 2030 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2030 (worldwide, excluding possible patent term extensions). In addition, as of January 31, 2017, we had an exclusive license to one issued U.S. patent and one pending U.S. application and five corresponding foreign patents related to our gene editing platform.  We expect the issued composition of matter patent to expire in 2031 in the United States (excluding possible patent term extensions) and in 2027 in the rest of the world.  Further, we expect composition of matter and methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2027 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027 (worldwide, excluding possible patent term extensions).

•

Academic Gene Editing Licenses. We in-licensed patent portfolios from multiple academic medical centers, each portfolio containing patents and patent applications directed to aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our β-thalassemia, SCD, oncology and other programs. As of January 31, 2017, we had an exclusive license to one issued U.S. patent and seven pending U.S. patent applications and four corresponding foreign patents and four corresponding patent applications related to our gene editing platform. We expect the issued patent to expire in 2032 (excluding possible patent term extensions) in the U.S. and 2027-3032 in the rest of the world.  We expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2027-2032 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027-2032 (worldwide, excluding possible patent term extensions). As of January 31, 2017, we also had a non-exclusive license to one pending U.S. patent application and one pending PCT application related to our gene editing platform.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2036 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2036 (worldwide, excluding possible patent term extensions). In addition, as of January 31, 2017, we had an exclusive license to 2 pending U.S. applications and one corresponding issued foreign patent and 18 pending foreign patent applications related to our gene editing platform.  We expect the issued composition of matter patens to expire in 2033 (excluding possible patent term extensions).  We expect other composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031-2033 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2031-2033 (worldwide, excluding possible patent term extensions).  As of January 31, 2017, we also had a non-exclusive license to one pending U.S. application and 19 corresponding foreign patent applications related to our gene editing platform.  We expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2033 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).

•

bluebird bio. One aspect of the bluebird bio patent portfolio contains patent applications that are potentially applicable to certain aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our oncology and other programs.  As of January 31, 2017, we owned seven families of provisional applications related to our gene editing platform.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2037 (worldwide, excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037 (worldwide, excluding possible patent term extensions).  As of January 31, 2017, we co-owned (with Cellectis) two pending U.S. applications and 12 corresponding pending foreign patent applications related to our gene editing platform.  We expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2034 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2034 (worldwide, excluding possible patent term extensions).

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

License agreements

Inserm-Transfert

In May 2009, we entered into an exclusive license with Inserm-Transfert, which is a wholly-owned subsidiary of Institut national de la santé et de la recherche médicale, for use of certain patents and know-how related to the ABCD1 gene and corresponding protein, for use in the field of human ALD therapy. Inserm-Transfert is referred to herein as Inserm. The last patent in the Inserm licensed patent portfolio expired in February of 2016.  Inserm retains the right to practice the intellectual property licensed under the agreement for educational, clinical and preclinical studies purposes.

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

Institut Pasteur

We have entered into a license with Institut Pasteur for certain patents relating to the use of DNA sequences, lentiviral vectors and recombinant cells in the field of ex vivo gene therapy and CAR T cell-based therapy in a range of indications, excluding vaccinations. This agreement was amended twice in 2012, again in 2013 and most recently in 2015. The Institut Pasteur licensed patent portfolio includes at least 107 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have a statutory expiration dates between 2019 and 2023. The license is exclusive for products containing human and non-human lentiviral vectors. Institut Pasteur retains the right, on behalf of itself, its licensees and research partners, to conduct research using the licensed intellectual property.

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

Massachusetts Institute of Technology

In December 1996, we entered into an exclusive license with the Massachusetts Institute of Technology, referred to herein as MIT, for use of certain patents in any field. This license agreement was amended in December 2003, May 2004 and June 2011. The licensed patent portfolio includes at least 18 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have a statutory expiration date from 2017-2023. This license also has been amended to include a case jointly owned by MIT and us wherein we received the exclusive license to MIT’s rights in this case. MIT retains the right to practice the intellectual property licensed under the agreement for noncommercial research purposes.

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

Research Development Foundation

In December 2011, we entered into an exclusive license with RDF to use certain patents that involve lentiviral vectors. The RDF licensed patent portfolio includes at least 29 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date between 2021 and 2027. RDF retains the right, on behalf of itself and other nonprofit academic research institutions, to practice and use the licensed patents for any academic, non-clinical research and educational purposes. We have the right to grant sublicenses outright to third parties under the agreement.

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

Biogen

In August 2014, we entered into a license agreement with Biogen, pursuant to which we co-exclusively licensed certain patents and patent applications directed towards aspects of T cell-based products that target BCMA. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date between 2020 and 2032. Biogen retains the right to practice and use the licensed patents in the licensed field and territory.  We have the right to grant sublicenses to third parties, subject to certain conditions. Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our bb2121 product candidate, we will be obligated to pay Biogen a percentage of net sales as a royalty in the low single digits. We are required to use commercially reasonable efforts to research and develop one or more licensed products in the license field during the term of the agreement. Additionally, we have assumed certain development and regulatory milestone obligations and must report on our progress in achieving those milestones on a periodic basis. We may be obligated to pay up to $24.0 million in the aggregate for a licensed product upon the achievement of these milestones. We may unilaterally terminate the license agreement at any time with prior written notice to Biogen. Either party may terminate the license in the event of the other party’s material breach upon notice and an opportunity for the breaching party to cure. Either party may also terminate the agreement in the event bankruptcy proceedings are opened against the other party and are not dismissed within a specified period of time.  Absent early termination, the agreement will automatically terminate upon the expiration of all patent rights covered by the agreement or ten years from the date of first commercial sale of a licensed product, whichever is later. The license grant ceases in connection with any such termination. The longest lived patent rights licensed to us under the Agreement are in a U.S. patent, currently expected to expire in 2032.

NIH

In August 2015, we entered into a license agreement with the NIH, pursuant to which we exclusively licensed certain patents and patent applications directed towards aspects of T cell-based products that target BCMA. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date in 2033. NIH retains the right to practice the intellectual property licensed under the agreement on behalf of the government of the United States. We have the right to grant sublicenses to third parties, subject to certain conditions. For each such sublicense we grant we must pay the NIH a fee. Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our bb2121 product candidate, we will be obligated to pay the NIH a percentage of net sales as a royalty in the low single digits. We are required to use commercially reasonable efforts to research and develop one or more licensed products in the license field during the term of the agreement. Additionally, we have assumed certain development and regulatory milestone obligations and must report on our progress in achieving those milestones on a periodic basis. We may be obligated to pay up to $9.7 million in the aggregate for a licensed product upon the achievement of these milestones. We may unilaterally terminate the license agreement at any time with prior written notice to the NIH. The NIH may terminate the license in the event of our material breach upon notice and following an opportunity for us to cure the material breach. The NIH may also terminate the agreement in the event bankruptcy proceedings are opened against us and are not dismissed within a specified period of time.  Absent early termination, the agreement will automatically terminate upon the expiration of the patent rights covered by the agreement. The license grant ceases in connection with any such termination. The longest lived patent rights licensed to us under the Agreement are currently expected to expire in 2033.

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

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our LentiGlobin, Lenti-D and bb2121 product candidates, and our preclinical T cell-based cancer immunotherapy product candidates. These efforts include the following:

•

β-thalassemia: The current standard of care for the treatment of β-thalassemia in the developed world is chronic blood transfusions to address the patient’s anemia. In addition, such patients often receive iron chelation therapy to help manage the iron overload associated with their chronic blood transfusions. We understand that established biopharmaceutical companies, such as Novartis AG and ApoPharma Inc., who provide the leading iron chelation therapy, are seeking to develop improvements to their product profile and accessibility. A number of different approaches are under investigation that seek to improve the current standard of care treatment options, including iron modulating agents and fetal hemoglobin regulators. In addition, some patients with β-thalassemia receive HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. In addition, there are a number of academic and industry-sponsored research and development programs to improve allogeneic HSCT, or the tolerability and safety of haploidentical HSCT, while increasing the availability of suitable donors. These programs include a modified donor T cell therapy to be used in conjunction with haploidentical HSCT that is in an ongoing Phase I/II study supported by Bellicum Pharmaceuticals, Inc.; and an adjunctive T cell immunotherapy treatment in conjunction with allogeneic HSCT that is in an ongoing Phase I/II study supported by Kiadis Pharma. Acceleron Pharma, Inc. is investigating Luspatercept (ACE-536), a subcutaneously-delivered protein therapeutic that targets molecules in the TGF-β superfamily, which is currently in a Phase III clinical trial in subjects with β-thalassemia. There are also several different groups developing other approaches for β-thalassemia, some of which use a similar ex vivo autologous gene therapy approach, but make use of different vectors and different cell processing techniques. These include: GlaxoSmithKline plc, which has entered into an agreement with the San Raffaele Telethon Institute for Gene Therapy to advance several gene therapy programs, including one for β-thalassemia; Memorial Sloan Kettering, which received clearance for its IND from the FDA in 2012 for a Phase I/II gene therapy study; and Sangamo BioSciences Inc. (through its partnership with Biogen), which has announced plans to initiate a Phase I clinical study using zinc finger nuclease-mediated gene-editing techniques in hemoglobinopathies including β-thalassemia.

•

Sickle cell disease: The current standard of care for the treatment of SCD in the developed world is chronic blood transfusions or hydroxyurea (a generic drug). In addition, such patients often receive iron chelation therapy to help manage the iron overload associated with chronic blood transfusions. We are aware of ongoing studies that continue to evaluate the efficacy and safety of hydroxyurea in various populations.  In addition, some patients with SCD receive allogeneic HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. In addition, there are a number of academic and industry-sponsored research and development programs to improve allogeneic HSCT, or the tolerability and safety of haploidentical HSCT, while increasing the availability of suitable donors. These programs include a modified donor T cell therapy to be used in conjunction with haploidentical HSCT that is in an ongoing Phase I/II study supported by Bellicum Pharmaceuticals, Inc. A number of different therapeutic approaches are under investigation targeting the various aspects of SCD pathophysiology, including: antibodies to p-selectin including crizanlizumab which recently completed a Phase II study supported by Novartis AG; pharmaceutical grade L-glutamine, for which Emmaus Life Sciences, Inc. (which is under contract for Generex Biotechnology Corporation to acquire a controlling interest) completed a Phase III study and submitted an NDA in 2016; hemoglobin modifiers to prevent the sickling of RBC, including GBT440 in a Phase III study supported by Global Blood Therapeutics, Inc.; pan-selectin inhibitors, including GMI-1070 in Phase II studies supported by GlycoMimetics Inc. (in 2011, Pfizer Inc. and GlycoMimetics Inc. entered a global collaboration to advance this compound); and also gene editing approaches being supported by Intellia Therapeutics, Inc. (in collaboration with Novartis AG), Editas Medicine, Inc. and CRISPR Therapeutics, Inc. (in collaboration with Vertex Pharmaceuticals Incorporated); and Sangamo BioSciences Inc. (through its partnership with Biogen) which has announced plans to investigate the use of zinc finger nuclease-mediated gene-editing techniques in hemoglobinopothies including SCD, although to our knowledge no clinical studies have been initiated.  There are also several different groups developing gene therapy approaches for SCD. Some of these groups use a similar ex vivo autologous approach, but make use of different vectors and different cell processing techniques. These include: UCLA, which has received funding from the California Institute of Regenerative Medicine to pursue a Phase I gene therapy study for SCD; and Cincinnati Children’s Hospital Medical Center, which is conducting a Phase I/II gene therapy study for SCD.

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

•

Relapsed/Refractory Multiple Myeloma: The current standard of care for relapsed/refractory multiple myeloma includes IMIDs (e.g., thalidomide, lenalidomide, pomalidomide), proteasome inhibitors (e.g., bortezomib, carfilzomib, ixazomib), monoclonal antibodies (e.g., daratumamab, elotumuzumab), cytotoxic agents, and in some cases, HSCT. There are several groups developing autologous T cell therapies for relapsed/refractory multiple myeloma that use a similar autologous ex vivo approach, but a different target antigen, BCMA single-chain variable fragment or, we believe, cell processing techniques. These programs include: an anti-BCMA CAR T cell therapy that is currently in a single-center Phase I study by the University of Pennsylvania (in collaboration with Novartis AG); an anti-NY-ESO TCR T cell therapy that is currently in a Phase I/II study being supported by Adaptimmune Inc. (in collaboration with GlaxoSmithKline plc); and preclinical anti-BCMA CAR T programs announced by Juno Therapeutics, Inc. and Kite Pharma, Inc. In addition to these autologous T cell-based approaches, Cellectis SA has disclosed a preclinical program for an allogeneic BCMA CAR T cell therapy. There are also antibody-based therapies being developed by several groups, including a bispecific antibody therapy currently in a Phase I study supported by Amgen Inc., an antibody drug conjugate therapy currently in a Phase I study supported by GlaxoSmithKline plc, and those being developed in preclinical programs announced by Celgene, Five Prime Therapeutics, Inc., Janssen Pharmaceutical Companies of Johnson & Johnson, and Pfizer Inc.

•

T cell-based immunotherapies in oncology: A number of pharmaceutical companies and academic collaborators are researching and developing T cell-based immunotherapies in oncology, in addition to the multiple myeloma programs described above. These include: Novartis AG (in collaboration with the University of Pennsylvania), Adaptimmune Inc., Juno Therapeutics, Inc. (in collaboration with Celgene, Memorial Sloan Kettering and the Fred Hutchinson Cancer Research Center), Kite Pharma, Inc. (in collaboration with Amgen, Inc. and the National Institutes of Health), Pfizer Inc. (through their collaboration with Cellectis SA and Servier), among others.  Many of the T cell-based immunotherapy programs being developed by these companies are already in Phase I/II clinical trials for multiple indications, some of which are planning to apply for marketing approval in the United States in 2017.

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

Accelerated approval for regenerative advanced therapies

As part of the 21st Century Cures Act, Congress recently amended the FD&C Act to create an accelerated approval program for regenerative advanced therapies, which include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products.  Regenerative advanced therapies do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271.  The new program is intended to facilitate efficient development and expedite review of regenerative advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition.  A drug sponsor may request that FDA designate a drug as a regenerative advanced therapy concurrently with or at any time after submission of an IND.  FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition.  A new drug application or BLA for a regenerative advanced therapy may be eligible for priority review or accelerated approval through surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites.  Benefits of such designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval.  A regenerative advanced therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

Employees

As of January 31, 2017, we had 328 full-time employees, 75 of whom have Ph.D., M.D. or Pharm.D. degrees. Of these full-time employees, 245 employees are engaged in research and development activities and 83 employees are engaged in commercial, finance, legal, business development, human resources, information technology, facilities and other general administrative functions. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Our current product candidates are being developed to treat severe genetic diseases and certain cancers. We plan to seek initial marketing approval in the United States and the European Union. We may not be able to initiate or continue clinical studies if we cannot enroll a sufficient number of eligible patients to participate in the clinical studies required by the FDA or the EMA or other regulatory agencies. Our ability to successfully initiate, enroll and complete a clinical study in any foreign country is subject to numerous risks unique to conducting business in foreign countries, including:

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

We have not completed any clinical studies of our current product candidates. Initial success in our ongoing clinical studies may not be indicative of results obtained when these studies are completed. Furthermore, success in early clinical studies may not be indicative of results obtained in later studies.

Our current viral vectors and our product candidates first initiated evaluation in human clinical studies in 2013, and we may experience unexpected results in the future. Earlier gene therapy clinical studies, which we believe serve as proof-of-concept for our product candidates, utilized lentiviral vectors similar to ours. However, these studies should not be relied upon as evidence that our ongoing or future clinical studies will succeed. Study designs and results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There is limited data concerning long-term safety and efficacy following treatment with our gene therapy and T cell-based product candidates. These data, or other positive data, may not continue or occur for these subjects or for any future subjects in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. For instance, while patients with TDT or severe SCD who have been treated with our LentiGlobin product candidate may experience a reduction or temporary elimination of transfusion support, there can be no assurance that they will not require transfusion support in the future. Similarly, patients with relapsed/refractory multiple myeloma who have been treated with our bb2121 product candidate may experience disease progression. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or regulatory approval of our product candidates.

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

Initial results from our ongoing clinical studies suggest that patients with TDT and a non-β0/β0 genotype respond better to treatment with our LentiGlobin product candidate than patients with TDT and a β0/β0 genotype. Consequently, we expect to seek FDA approval of our LentiGlobin product candidate initially for the treatment of patients with TDT and non-β0/β0 genotype. In order to support an application for FDA approval of our LentiGlobin product candidate in patients with TDT and a β0/β0 genotype, we intend to conduct the HGB-212 study, but we do not know if or when our LentiGlobin product candidate may be commercially available to patients with all genotypes.

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

We cannot be certain that our Northstar-2 Study in patients with TDT and a non-β0/β0 genotype, or our planned Northstar-3 Study in patients with TDT and a β0/β0 genotype, together with data from our Northstar Study and HGB-205 study, will be sufficient to form the basis for a BLA submission for our LentiGlobin product candidate.

In general, the FDA requires the successful completion of two pivotal trials to support approval of a BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. If successful, we believe the results from our ongoing Northstar-2 Study, together with data from our ongoing Northstar Study and HGB-205 study, could be sufficient to form the basis for a BLA submission for our LentiGlobin product candidate to treat patients with TDT and a non-β0/β0 genotype. In addition, if successful, we believe the results from our planned Northstar-3 Study, together with data from our ongoing Northstar Study, Northstar-2 Study and HGB-205 study, could be sufficient to form the basis for a BLA supplement submission for our LentiGlobin product candidate to treat patients with TDT and a β0/β0 genotype. However, it should be noted that our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. Depending on the outcome of these planned and ongoing clinical studies, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval for a BLA for our LentiGlobin product candidate for the treatment of TDT.

Before beginning our planned Northstar-3 Study of our LentiGlobin product candidate, the FDA must review the final protocols for the study, along with additional information supporting the respective proposed study designs. Concurrent with starting the study, the FDA will review certain updated chemistry, manufacturing and controls, or CMC, information that we are required to submit. If the FDA does not approve the protocol for the planned study in the forms in which we submit them, or if the FDA is not satisfied with the additional CMC information we plan to provide, the start or continuation of these clinical studies may be delayed or the design of the studies may change.

There can be no assurance that we will ultimately receive conditional marketing approval of our LentiGlobin product candidate in the European Union, or the nature of the conditions that would be imposed on us if conditionally approved.

The EMA Adaptive Pathways program in which we are participating is intended to facilitate either an initial approval in a well-defined patient subgroup with a high medical need and subsequent widening of the indication to a larger patient population, or an early regulatory approval (e.g. conditional approval), which is prospectively planned, and where uncertainty is reduced through the collection of post-approval data on a drug’s use in patients. Based on our discussions with the EMA, we believe our LentiGlobin product candidate may be eligible for conditional approval under this program for the treatment of patients with TDT on the basis of the totality of clinical data, in particular reduction in transfusion need, from the ongoing Northstar Study and supportive ongoing HGB-205 study.

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

The manufacturing processes for our lentiviral vectors and our product candidates are complex. We have developed and have implemented an updated manufacturing process of our LentiGlobin drug product that will be administered in our Northstar-2 Study in patients with TDT and a non-β0/β0 genotype, our amended ongoing HGB-206 study in patients with severe SCD, and our planned Northstar-3 Study in patients with TDT and a β0/β0 genotype. There can be no assurances that LentiGlobin drug product manufactured using the updated manufacturing process will have similar or improved efficacy or safety compared to the LentiGlobin drug product used in the ongoing Northstar Study, HGB-205 study or subjects in the HGB-206 study under the original protocol.

As we develop a commercial-scale manufacturing process for our LentiGlobin and Lenti-D product candidates, we are implementing improvements to the manufacturing process for both producing our lentiviral vectors and for our product candidates on a continual basis. In some circumstances, changes in the manufacturing process may require us to perform additional comparability studies or to collect additional clinical data from patients prior to undertaking additional clinical studies or filing for regulatory approval. These requirements may lead to delays in our clinical development and commercialization plans.

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

Our bb2121 product candidate is a chimeric antigen receptor, or CAR, T cell-based immunotherapy. In previous and ongoing clinical studies involving CAR T cell products by other companies or academic researchers, many subjects experienced side effects such as neurotoxicity and cytokine release syndrome, which have in some cases resulted in clinical holds in ongoing clinical trials of CAR T product candidates. There have been life threatening events related to severe neurotoxicity and cytokine release syndrome, requiring intense medical intervention such as intubation or pressor support, and in several cases, resulted in death. Severe neurotoxicity is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures, or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. In some cases, severe neurotoxicity was thought to be associated with the use of certain lymphodepletion regimens used prior to the administration of the CAR T cell products. Cytokine release syndrome is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills, low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant vasopressor support. The exact cause or causes of cytokine release syndrome and severe neurotoxicity in connection with treatment of CAR T cell products is not fully understood at this time. In addition, subjects have experienced other adverse events in these studies, such as a reduction in the number of blood cells (in the form of neutropenia, thrombocytopenia, anemia or other cytopenias), febrile neutropenia, chemical laboratory abnormalities (including elevated liver enzymes), and renal failure.

Undesirable side effects caused by our bb2121 product candidate, other CAR T product candidates targeting BCMA, or our other T cell-based immunotherapy product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell-based immunotherapies are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel regarding our T cell-based immunotherapy product candidates to understand their side effects for both our planned clinical trials and upon any commercialization of any T cell-based immunotherapy product candidates. Inadequate training in recognizing or managing the potential side effects of T cell-based immunotherapy product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We are dependent on Celgene for the successful development and commercialization of bb2121, our most advanced T cell-based product candidate in the field of oncology. If Celgene does not devote sufficient resources to the development of bb2121, is unsuccessful in its efforts, or chooses to terminate its agreements with us, our business will be materially harmed.

We have exclusively licensed to Celgene the right to develop and commercialize the bb2121 product candidate, and we retain an option to co-develop and co-promote bb2121 in the United States under our license agreement and collaboration agreement with Celgene. With respect to bb2121, we are responsible for completing our ongoing CRB-401 study, but Celgene is responsible for further clinical development and commercialization costs, unless we choose to exercise our option to co-develop and co-promote bb2121 in the United States. If we exercise our option to co-develop and co-promote bb2121 in the United States, we and Celgene will share the obligation to develop and commercialize bb2121 in the United States, and we will be solely dependent on Celgene to develop and commercialize bb2121 outside of the United States.

Celgene is obligated to use commercially reasonable efforts to develop and commercialize bb2121. Celgene may determine however, that it is commercially reasonable to develop and commercialize a next-generation product candidate that arises from the collaboration between us and Celgene, rather than continue the development of bb2121. Alternatively, Celgene may determine that it is not commercially reasonable to continue development of any product candidates that arise from our collaboration. These outcomes may occur for many reasons, including internal business reasons or because of unfavorable regulatory feedback. Further, on review of the safety and efficacy data, the FDA may impose requirements on the clinical trial program that render such a program commercially nonviable. In addition, under our license agreement, Celgene may determine the development plan and activities for that product candidate. We may disagree with Celgene about the development strategy it employs, but we will have limited rights to impose our development strategy on Celgene. Similarly, Celgene may decide to seek regulatory approval for, and limit commercialization of, bb2121 to narrower indications than we would pursue. More broadly, if Celgene elects to discontinue the development of bb2121, we may be unable to advance the product candidate ourselves. We would also be prevented from developing or commercializing another CAR T cell-based product candidate that targets BCMA outside of our collaboration with Celgene.

This partnership may not be scientifically or commercially successful for us due to a number of important factors, including the following:

•

Celgene has wide discretion in determining the efforts and resources that it will apply to its partnership with us. The timing and amount of any development milestones, and downstream commercial milestones and royalties that we may receive under such partnership will depend on, among other things, Celgene’s efforts, allocation of resources and successful development and commercialization of bb2121 and other product candidates that are the subject of its collaboration with us.

•

Celgene may develop and commercialize, either alone or with others, products that are similar to or competitive with bb2121 and other product candidates that are the subject of its collaboration with us. For example, Celgene is currently commercializing certain of its existing products, including lenalidomide and pomalidomide, for certain patients with relapsed/refractory multiple myeloma.

•

Celgene may terminate its partnership with us without cause and for circumstances outside of our control, which could make it difficult for us to attract new strategic partners or adversely affect how we are perceived in scientific and financial communities.

•

Celgene may develop or commercialize our product candidates in such a way as to elicit litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.

•	Celgene may not comply with all applicable regulatory requirements, or may fail to report safety data in accordance with all applicable regulatory requirements.
•

If Celgene were to breach its arrangements with us, we may need to enforce our right to terminate the agreement in legal proceedings, which could be costly and cause delay in our ability to receive rights back to the relevant product candidates. If we were to terminate an agreement with Celgene due to Celgene's breach or Celgene terminated the agreement without cause, the development and commercialization of bb2121 and other product candidates that are the subject of its collaboration with us could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of these product candidates on our own if we choose not to, or are unable to, enter into a new collaboration for these product candidates.

•

Celgene may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or other change in control, which could divert the attention of its management and adversely affect Celgene's ability to retain and motivate key personnel who are important to the continued development of the programs under the strategic partnership with us. In addition, the third-party to any such transaction could determine to reprioritize Celgene's development programs such that Celgene ceases to diligently pursue the development of our programs and/or cause the respective collaboration with us to terminate.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $263.5 million and $166.8 million for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, we had an accumulated deficit of $577.7 million.

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
•

build additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts, including manufacturing capacity at third-party manufacturers or potentially our own manufacturing facility; and

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

•	obtaining sufficient pricing and reimbursement for our product candidates from private and governmental payors;
•	obtaining market acceptance of our product candidates and gene therapy as a viable treatment option;
•	addressing any competing technological and market developments;
•	identifying and validating new gene therapy product candidates;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; and
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how.

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

As of December 31, 2016, our cash, cash equivalents and marketable securities were $884.8 million. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current operations into the second half of 2019. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

No manufacturer currently has the experience or ability to produce our vectors or drug product candidates at commercial levels. We are currently developing a commercial-scale manufacturing process for our LentiGlobin and Lenti-D product candidates, which we are transferring to one or more contract manufacturers. We may run into technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. Although we have been able to produce our Lenti-D vector at commercial scale, we have not completed the characterization and validation activities necessary for commercial and regulatory approvals. If our manufacturing partners do not obtain such regulatory approvals, our commercialization efforts will be harmed.

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

Even if we timely develop a manufacturing process and successfully transfer it to the third-party vector and product manufacturers, if such third-party manufacturers are unable to produce the necessary quantities of viral vectors and our product candidates, or in compliance with GMP or other pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and sales of our products, if approved, may be materially harmed. Furthermore, if our third-party manufacturers are unable to produce the necessary quantities of viral vectors or our product candidates in quantities, quality requirements, or within the time frames that we need to support our commercialization activities, we may seek to establish our own manufacturing facilities, which may result in delays in our development plans or increased capital expenditures.

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

We have no sales or distribution experience and only early capabilities for marketing and market access, and expect to invest significant financial and management resources to establish these capabilities. If we are unable to establish sales and distribution capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues.

We have no sales or distribution experience and only early capabilities for marketing and market access. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities in the United States, Europe and other regions, either on our own or with others. We may enter into collaborations with other entities to utilize their mature marketing and distribution capabilities, but we may be unable to enter into marketing agreements on favorable terms, if at all. If our future collaborative partners do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without a significant internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

We are engaged in gene therapy for severe genetic and rare diseases and in the field of T cell-based immunotherapy, both of which are competitive and rapidly changing fields. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we expect to compete with include Bellicum Pharmaceuticals, Inc., Acceleron Pharma, Inc., GlaxoSmithKline plc through their collaboration with TIGET/MolMed, Sangamo BioSciences Inc. through their collaboration with Biogen, Novartis AG, Global Blood Therapeutics, Inc., GlycoMimetics Inc., Kite Pharma, Inc., Pfizer Inc. through their collaboration with Cellectis SA, Adaptimmune Inc. and Juno Therapeutics, Inc. through their collaboration with Celgene Corporation. In addition, many universities and private and public research institutes are active in our target disease areas.

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

We intend to market our products outside of the United States, and we will be subject to the risks of doing business outside of the United States.

Because we intend to market our product candidates, if approved, outside of the United States, our business is subject to risks associated with doing business outside of the United States. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

•

efforts to develop an international sales, marketing and distribution organization may increase our expenses, divert our management’s attention from the acquisition or development of product candidates or cause us to forgo profitable licensing opportunities in these geographies;

•	changes in a specific country’s or region’s political and cultural climate or economic condition;
•	unexpected changes in foreign laws and regulatory requirements;
•	difficulty of effective enforcement of contractual provisions in local jurisdictions;
•	inadequate intellectual property protection in foreign countries;
•

trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;

•	the effects of applicable foreign tax structures and potentially adverse tax consequences; and
•	significant adverse changes in foreign currency exchange rates.

In addition to FDA and related regulatory requirements in the United States and abroad, we are subject to extensive additional federal, state and foreign anti-bribery regulation, which include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other countries outside of the United States. We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry for companies similar to ours, but we cannot guarantee that we, our employees, our consultants or our third-party contractors are or will be in compliance with all federal, state and foreign regulations regarding bribery and corruption. Moreover, our partners and third party contractors located outside the United States may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they operate.  Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

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

Outside the United States, certain countries, including a number of member states of the European Union, set prices and reimbursement for pharmaceutical products, or medicinal products, as they are commonly referred to in the European Union, with limited participation from the marketing authorization holders. We cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaborators, our revenues from sales by us or our collaborators, and the potential profitability of our drug products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the European Union. Additionally, some countries require approval of the sale price of a product before it can be marketed.  In many countries, the pricing review period begins after marketing or product licensing approval is granted.  As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and promoted a new Medicare Part D coverage gap discount program.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. On January 2, 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. On March 1, 2013, the President signed an executive order implementing sequestration, and on April 1, 2013, the 2% Medicare payment reductions went into effect. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact the sales, business and financial condition of manufacturers of branded prescription drugs or other therapies. Where patients receive insurance coverage under any of the new options made available through the Affordable Care Act, the possibility exists that manufacturers may be required to pay Medicaid rebates on that resulting drug utilization, a decision that could impact manufacturer revenues. Some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, that while not a law, is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the Affordable Care Act. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the Affordable Care Act that are repealed. The implications of a potential repeal and/or replacement of the Affordable Care Act, for our and our partners’ business and financial condition, if any, are not yet clear.

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

The FDA often approves new therapies initially only for use in patients with relapsed or refractory advanced disease. We expect to initially seek approval of our T cell-based product candidates in cancer in this context. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

As of January 31, 2017, we had 328 full-time employees. As our business activities expand, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts.  Our current leased facility encompasses approximately 53,500 square feet of office and laboratory space, located at 150 Second Street, Cambridge, Massachusetts. The nine-year lease commenced in December 2013.  We signed an Assignment and Assumption of Lease relating to our current headquarters on September 30, 2016 and expect to surrender this leased premise during the second quarter of 2017 in accordance with the terms of the lease. We also lease 23,195 square feet of office space located at 215 First Street, Cambridge, Massachusetts. This lease expires between March 12, 2017 and July 12, 2020 at our option. We have informed our landlord of our intent to vacate the leased premises located at 215 First Street on April 12, 2017. In 2015 we also entered into a lease agreement for approximately 253,108 square feet of office and laboratory space located at 60 Binney Street, Cambridge, Massachusetts starting on October 1, 2016. The lease will continue until the end of the 120th full calendar month following April 2017 or the earlier the date we occupy the building or other conditions specified in the lease occur. We have the option to extend the 60 Binney Street Lease for two successive five-year terms. We also lease approximately 7,800 square feet of office and laboratory space in Seattle, Washington, which lease expires in December 2017.  We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2016, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “BLUE.” The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

	High	Low
2015
First Quarter 2015	$128.88	$83.00
Second Quarter 2015	$197.35	$116.00
Third Quarter 2015	$171.24	$82.05
Fourth Quarter 2015	$106.95	$48.85
2016
First Quarter 2016	$65.00	$37.40
Second Quarter 2016	$53.38	$35.37
Third Quarter 2016	$74.95	$43.10
Fourth Quarter 2016	$79.70	$37.05

On February 17, 2017, the last reported sale price for our common stock on the Nasdaq Global Select Market was $77.10 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 19, 2013 (the date of our initial public offering) and December 31, 2016, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 19, 2013 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 19, 2013 of $26.91 per share as the initial value of our common stock and not the initial offering price to the public of $17.00 per share.

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

Holders

As of February 17, 2017, there were approximately 11 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We derived the consolidated financial data for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K.  Historical results are not necessarily indicative of the results to be expected in future periods.

	Years Ended December 31,
	2016	2015	2014	2013	2012
			(1)
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue:
Collaboration revenue	$6,155	$14,079	$25,031	$19,792	$—
Research and license fees	—	—	390	389	340
Total revenue	6,155	14,079	25,421	20,181	340
Expenses:
Research and development	204,775	134,038	62,574	31,002	17,210
General and administrative	65,119	46,209	23,227	14,126	6,846
Change in fair value of contingent consideration	4,091	2,869	246	—	—
Total operating expenses	273,985	183,116	86,047	45,128	24,056
Loss from operations	(267,830)	(169,037)	(60,626)	(24,947)	(23,716)
Other income, net	3,711	2,314	120	(374)	46
Income tax benefit (expense)	612	(60)	11,797	—	—
Net loss	$(263,507)	$(166,783)	$(48,709)	$(25,321)	$(23,670)
Net loss per share applicable to common stockholders - basic and diluted	$(7.07)	$(4.81)	$(1.83)	$(2.02)	$(13.79)
Weighted-average number of common shares used in net loss per share applicable to common stockholders - basic and diluted	37,284	34,669	26,546	12,555	262

	As of December 31,
	2016	2015	2014	2013	2012
			(1)
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$278,887	$164,269	$347,845	$206,279	$67,011
Marketable securities	605,943	701,494	144,158	—	—
Working capital	649,681	483,597	437,011	177,113	63,156
Total assets	1,118,122	1,002,337	556,739	224,390	69,322
Construction financing lease obligation	120,140	61,901	—	—	—
Other long-term obligations	54,009	49,572	22,504	37,849	601
Preferred stock	—	—	—	—	122,177
Common stock and additional paid-in capital	1,448,263	1,166,954	638,712	250,342	15,270
Total stockholders' equity (deficit)	869,440	850,496	491,257	151,667	(55,747)

(1)	Starting in 2014, the selected financial data includes the impact of the acquisition of Pregenen in June 2014.

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

Overview

We are a clinical-stage biotechnology company committed to developing potentially transformative gene therapies for severe genetic diseases and cancer. With our lentiviral-based gene therapy and gene editing capabilities, we have built an integrated product platform with broad potential application in these areas. We believe that gene therapy for severe genetic diseases has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our clinical programs in severe genetic diseases include our LentiGlobin® product candidate to treat transfusion-dependent β-thalassemia, or TDT, and to treat severe sickle cell disease, or severe SCD, and our Lenti-DTM product candidate to treat cerebral adrenoleukodystrophy, or CALD, a rare hereditary neurological disorder. Our programs in oncology are built upon our leadership in lentiviral gene delivery and T cell engineering, with a focus on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. bb2121, our lead product candidate in oncology, is a CAR T cell product candidate for the treatment of multiple myeloma.

We are conducting four clinical studies of our LentiGlobin product candidate: a Phase I/II study in the United States, Australia, and Thailand for the treatment of subjects with TDT, called the Northstar Study (HGB-204); a multi-site, international, Phase III study for the treatment of subjects with TDT and a non-β0/β0 genotype, called the Northstar-2 Study (HGB-207); a single-center Phase I/II study in France for the treatment of subjects who with TDT or with severe SCD (HGB-205); and a multi-site Phase I study in the United States for the treatment of subjects with severe SCD (HGB-206). We have achieved our enrollment target of 18 patients in the Northstar Study. In addition, we intend to initiate in 2017 our planned Phase III study of our LentiGlobin product candidate for patients with TDT and a β0/β0 genotype, called the Northstar-3 Study (HGB-212). Both TDT and severe SCD are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans. Our LentiGlobin product candidate has been granted Orphan Drug status by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, for both β-thalassemia and SCD. Our LentiGlobin product candidate was granted Fast-Track designation by the FDA for the treatment of β-thalassemia major and for the treatment of certain patients with severe SCD. The FDA has granted Breakthrough Therapy designation to our LentiGlobin product candidate for the treatment of transfusion-dependent patients with β-thalassemia major. The EMA has granted access to its Priority Medicines (PRIME) scheme for our LentiGlobin product candidate for the treatment of TDT.

We are conducting a multi-site, international, Phase II/III clinical study of our Lenti-D product candidate, called the Starbeam Study (ALD-102), for the treatment of subjects with CALD, a rare, hereditary neurological disorder that is often fatal. Our Lenti-D product candidate has been granted Orphan Drug status by the FDA and the EMA for the treatment of adrenoleukodystrophy. In October 2013, we announced that the first subject had been treated in this study and in May 2015 we announced the achievement of enrollment of 18 subjects in this study. In December 2016, we announced that we intend to expand the Starbeam Study to enroll up to eight additional subjects. We are also conducting an observational study of subjects with CALD treated by allogeneic hematopoietic stem-cell transplant referred to as the ALD-103 study. Our Lenti-D product candidate has been granted Orphan Drug status by the FDA and the EMA for the treatment of adrenoleukodystrophy.

In March 2013, we entered into a global strategic collaboration with Celgene Corporation, or Celgene, to discover, develop and commercialize chimeric antigen receptor-modified T cells, or CAR T cells, as potentially disease-altering therapies in oncology. This collaboration had an initial term of three years, and Celgene made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. In June 2015, we amended and restated the collaboration agreement, or the Amended Collaboration Agreement, to focus exclusively on anti-BCMA product candidates for a new three-year term.  B-cell maturation antigen, or BCMA, is a cell surface protein that is expressed on normal plasma cells and on most multiple myeloma cells, but is absent from other normal tissues. As consideration for the Amended Collaboration Agreement, we received an upfront, non-refundable cash payment of $25.0 million to fund research and development under the collaboration.  During the year ended December 31, 2016, we recognized $6.2 million of revenue associated with our collaboration with Celgene related to the research and development services performed. As of December 31, 2016, we have classified $46.4 million of deferred revenue related to our collaboration with Celgene as current or non-current in the accompanying balance sheets. In February 2016, we initiated a Phase I clinical study of bb2121, the first anti-BCMA product candidate from this collaboration. This study will enroll up to 50 patients who have received three prior regimens for treatment of multiple myeloma. In February 2016, we exclusively licensed to Celgene the right to develop and commercialize bb2121 and as a result, we received an option fee in the amount of $10.0 million in the first quarter of 2016. We may elect to co-develop and co-promote bb2121, and any other product candidates in the United States under this collaboration arrangement. In addition, we anticipate initiating a Phase I clinical study in the United States to evaluate the safety and efficacy of the next anti-BCMA CAR T cell product candidate arising from our collaboration with Celgene in 2017, which would result in a $15.0 million payment to us.

In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing and cell signaling technology. The agreement provides for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. During 2016 and 2015, $5.0 million and $1.0 million in preclinical milestones, respectively, were achieved and paid to the former equityholders of Pregenen. We estimate future contingent cash payments have a fair value of $7.8 million as of December 31, 2016, $4.5 million of which is classified as a current liability.

As of December 31, 2016, we had cash, cash equivalents and marketable securities of approximately $884.8 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations into the second half of 2019.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $263.5 million for the year ended December 31, 2016 and our accumulated deficit was $577.7 million as of December 31, 2016. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

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

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We have no commercial-scale manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. If we seek to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
•	expenses incurred under agreements with CROs and clinical sites that conduct our clinical studies;
•	costs of acquiring, developing, and manufacturing clinical study materials;
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, information technology, insurance, and other supplies;
•	costs associated with our research platform and preclinical activities;
•	costs associated with our regulatory, quality assurance and quality control operations; and
•	amortization of intangible assets.

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

From inception through December 31, 2016, we have incurred $496.9 million in research and development expenses. We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our Lenti-D, LentiGlobin, and bb2121 product candidates, conduct research and development activities in oncology, including under our strategic collaboration with Celgene, and continue the research and development of product candidates using our gene editing technology platform. Our research and development activities include the following:

•

We are conducting the Starbeam Study (ALD-102), a Phase II/III clinical study to examine the safety and efficacy of our Lenti-D product candidate in the treatment of subjects with CALD. In May 2015, we announced that this study has been fully enrolled. In December 2016, we announced that we are amending the protocol for this study to enroll up to an additional eight subjects.

•

We are conducting the Northstar Study (HGB-204), a Phase I/II clinical study in the United States, Australia and Thailand to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT. In March 2014, we announced that the first subject had been treated in this study. In September 2016, we announced that this study has been fully enrolled.

•

We are conducting the HGB-205 study, a Phase I/II clinical study in France to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT and of subjects with severe SCD. In December 2013, we announced that the first subject with TDT had been treated in this study and in October 2014, we announced that the first subject with severe SCD had been treated in this study.

•

We are conducting the HGB-206 study, a Phase I clinical study in the United States to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with severe SCD. In June 2015, we announced that the first subject with severe SCD had been treated in this study. In October 2016, we announced that we have amended the protocol for this study to incorporate several process changes and to expand enrollment.

•

We are conducting the Northstar-2 Study (HGB-207), a Phase III study at multiple sites internationally to examine the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT and a non-β0/β0 genotype. In December 2016, we announced that the first subject had been treated in this study.

•

We are planning to initiate in 2017 the Northstar-3 Study (HGB-212), a Phase III study at multiple sites internationally to examine the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT and a β0/β0 genotype.

•

We are conducting the CRB-401 study, a Phase I clinical study in the United States to study the safety and efficacy of our bb2121 product candidate in the treatment of subjects with relapsed/refractory multiple myeloma. In February 2016, we announced that the first subject with relapsed/refractory multiple myeloma had been treated in this study.

•

We are planning to initiate in 2017 the CRB-402 study, a Phase I clinical study of our next-generation anti-BCMA product candidate in the treatment of subjects with relapsed/refractory multiple myeloma.

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

	Year ended December 31,
	2016	2015	2014
	(in thousands)
LentiGlobin	$67,154	$38,515	$21,444
Lenti-D	18,612	13,666	12,137
bb2121	12,690	—	—
Pre-clinical programs	32,771	15,937	6,651
Total direct research and development expense	131,227	68,118	40,232
Employee- and contractor-related expenses	17,047	11,793	6,771
Stock-based compensation expense	19,690	24,854	5,151
Platform-related expenses	15,359	21,217	5,112
Facility expenses	20,301	7,282	5,292
Other expenses	1,151	774	16
Unallocated personnel and other expenses	73,548	65,920	22,342
Total research and development expense	$204,775	$134,038	$62,574

The costs associated with our bb2121 program were included within pre-clinical programs in the table shown above for the years ended December 31, 2015 and 2014 and are separately shown for the year ended December 31, 2016.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. Additionally, if and when we believe a regulatory approval of the first product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Other income, net

Other income, net consists primarily of interest income earned on investments, net of amortization of premium and accretion of discount, foreign currency gains or losses and tax incentives from the Massachusetts Life Sciences Center.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

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

Collaboration revenue

As of December 31, 2016, our collaboration revenue was generated exclusively from our collaboration arrangement with Celgene. The terms of this arrangement contains multiple deliverables, which include at inception: (i) research and development services, (ii) participation on the JSC, (iii) participation on the patent committee, (iv) a license to the first product candidate, (v) manufacture of vectors and associated payload for incorporation into the first optioned product candidate under the license, and (vi) participation on the JGC under the co-development and co-promotion agreement for the first optioned product candidate under the license. Non-refundable payments to us under this arrangement may include: (i) up-front research fees, (ii) product candidate license fees, (iii) payments for the manufacture and supply of vectors and payloads, (iv) payments based on the achievement of certain milestones and (v) royalties on product sales. Additionally, we may elect to share in the costs incurred from the development, commercialization and manufacture of product candidates licensed by our collaborators and earn our share of the net profits or bear our share of the net losses generated from the sale of product candidates licensed by our collaborators.

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

As part of our arrangement with Celgene, we concluded that the license to bb2121 does not have standalone value from one of the undelivered elements, the manufacture of vectors and associated payload for bb2121, because the manufacturing is essential to the use of the license. Accordingly, these two deliverables qualify as a single combined unit of accounting. We are required to reassess our conclusions on standalone value upon delivery or as a result of changes in facts and circumstances that could impact our original conclusion that our manufacturing process is essential to the license.

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

As of December 31, 2016 and December 31, 2015, there was $46.4 million and $41.8 million, respectively, of total deferred revenue related to the Company’s collaboration with Celgene, which is classified as current or non-current in the consolidated balance sheets, $8.8 million of which is currently expected to be recognized through the first half of 2018 related to discovery, research and development services, joint steering committee services and patent committee services. Approximately $37.6 million of non-current deferred revenue relates to the single combined unit of accounting comprised of the license to bb2121 and the manufacture of vectors and associated payload for bb2121. We currently expect this recognition may commence in 2017 but have classified deferred revenue associated with the combined unit of accounting as “Deferred revenue, net of current portion” on our consolidated balance sheet given exact timing is currently unknown and the budget for such services has not yet been agreed to by the parties.

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

Construction financing lease obligation

Beginning in 2015 and until expected construction completion in 2017, we record certain estimated construction costs incurred and reported to us by the landlord for our 60 Binney Street location as an asset and corresponding construction financing lease obligation on the consolidated balance sheets because we are deemed to be the owner of the building during the construction period for accounting purposes. Any costs incurred by us that have been reimbursed by the landlord or that qualify for reimbursement by the landlord are recorded as an asset and construction financing lease obligation. Any incremental costs incurred directly by us that do not qualify for reimbursement by the landlord are also capitalized. In each reporting period, the landlord estimates and reports to us costs incurred to date related to our portion of the building using allocation estimates and provides supporting invoices for our review. We periodically meet with the landlord and its construction manager to review these estimates and observe construction progress before recording such amounts.

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

Stock-based compensation

Stock-based awards

We issue stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock units. We account for our stock-based awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive income (loss) based on their fair values. We account for stock-based awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, which requires the fair value of the award to be re-measured at fair value as the award vests.

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

We have computed the fair value of employee and director stock options at date of grant using the following weighted-average assumptions:

	Year ended December 31,
	2016	2015	2014
Expected volatility	74.3%	72.6%	82.3%
Expected term (in years)	6.0	5.9	6.0
Risk-free interest rate	1.5%	1.7%	1.8%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average exercise price per share	$52.10	$113.37	$26.92

Stock-based compensation totaled approximately $39.8 million for the year ended December 31, 2016 and $41.1 million for the year ended December 31, 2015. As of December 31, 2016, we had $69.5 million of total unrecognized compensation expense related to unvested stock options, net of related forfeiture estimates, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.5 years and $11.9 million of total unrecognized compensation expense related to unvested restricted stock units, net of related forfeiture estimates, which is expected to be recognized over a weighted-average remaining vesting period of 2.8 years. We expect the impact of our stock-based compensation expense for stock options and restricted stock units granted to employees and non-employees to grow in future periods due to the current year and potential future increases in the value of our common stock and headcount.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Results of Operations

Comparison of the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration revenue	$6,155	$14,079	$(7,924)
Total revenue	6,155	14,079	(7,924)
Operating expenses:
Research and development	204,775	134,038	70,737
General and administrative	65,119	46,209	18,910
Change in fair value of contingent consideration	4,091	2,869	1,222
Total operating expenses	273,985	183,116	90,869
Loss from operations	(267,830)	(169,037)	98,793
Other income, net	3,711	2,314	(1,397)
Loss before income taxes	(264,119)	(166,723)	97,396
Income tax benefit (expense)	612	(60)	(672)
Net loss	$(263,507)	$(166,783)	$96,724

Revenue. Total revenue was $6.2 million for the year ended December 31, 2016, compared to $14.1 million for the year ended December 31, 2015. The decrease of $7.9 million was primarily due to a change in revenue recognition resulting from the amendment to our Celgene collaboration in 2015.

Research and development expenses. Research and development expenses were $204.8 million for the year ended December 31, 2016, compared to $134.0 million for the year ended December 31, 2015. The increase of $70.7 million was primarily due to the increase in headcount, in-licensing costs, clinical trial-related costs, and manufacturing-related expenses necessary to support the advancement of our product candidates and included the following increases:

•	Direct research and development expenses:
•

$9.2 million of employee compensation and benefits, primarily due to a $14.3 million increase in payroll and payroll-related expense due to an increase in headcount, offset by a $5.2 million decrease in stock-based compensation expense due to non-recurring stock-based compensation charges incurred in 2015 and not in 2016 related to the modification of awards of our former Chief Scientific Officer and a non-employee founder.

•	$2.2 million of consulting and contractor costs to support our overall growth.
•	$26.1 million of manufacturing costs for our ongoing clinical and pre-clinical studies.
•	$6.6 million of increased license and milestone fees, primarily due to a $15.0 million one-time upfront payment made in 2016 offset by other license and milestone fees incurred during 2015 and 2016.
•	$4.0 million of clinical trial-related costs to support the advancement of our clinical programs.
•	$5.7 million of laboratory supplies related to increased headcount and process development activities.
•	Other expenses:
•	$13.0 million of facilities and information technology expenses.
•	$2.1 million of ongoing expenses related to sponsored research agreements.

General and administrative expenses. General and administrative expenses were $65.1 million for the year ended December 31, 2016, compared to $46.2 million for the year ended December 31, 2015. The increase of $18.9 million was primarily due an increase of $11.1 million in employee-related costs to support our overall growth and $8.0 million of consulting costs to support our overall growth as well as pre-commercial efforts.

Change in fair value of contingent consideration. The change in fair value of contingent consideration of $1.2 million was primarily related to the successful achievement of two milestones in 2016 and an increase in the probability of successful achievement of a future milestone expected to be achieved within the next twelve months.

Other income, net. Other income, net, was $3.7 million for the year ended December 31, 2016, compared to $2.3 million for the year ended December 31, 2015. The increase of $1.4 million was primarily related to interest income earned on marketable securities.

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

Research and development expenses. Research and development expenses were $134.0 million for the year ended December 31, 2015, compared to $62.6 million for the year ended December 31, 2014. The increase of $71.5 million was primarily due to the increase in headcount, clinical trial-related costs and manufacturing-related expenses necessary to support the advancement of our product candidates into clinical trials and included in the following increases:

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

•	$8.9 million of manufacturing costs for our ongoing clinical and pre-clinical studies.
•	$5.3 million of clinical trial-related costs to support the advancement of our clinical programs.
•	$4.9 million of direct project laboratory supplies related to increased headcount and process development activities.
•	Other expenses:
•	$1.9 million in amortization of our gene editing platform intangible asset related to our acquisition of Pregenen in mid-2014.
•	$1.9 million in expenses related to ongoing collaboration agreements.

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

Other income, net. Other income, net, was $2.3 million for the year ended December 31, 2015, compared to $0.1 million for the year ended December 31, 2014. The increase of $2.2 million was primarily related to interest income earned on marketable securities purchased in the second half of 2015 and income from the disgorgement of short-swing profits arising from trades by a bluebird officer under Section 16(b) of the Securities Exchange Act of 1934.

Income tax (expense) benefit. The change in income tax benefit was primarily attributable to a non-recurring tax benefit recognized in 2014 as a result of the acquisition of Pregenen.

Liquidity and Capital Resources

As of December 31, 2016, we had cash, cash equivalents and marketable securities of approximately $884.8 million. We expect cash, cash equivalents and marketable securities to fund operations into the second half of 2019. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2016, our funds are held in U.S. Treasury securities, U.S. government agency securities, federally insured deposits, certificates of deposit and money market accounts.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of December 31, 2016, we had an accumulated deficit of $577.7 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

We have funded our operations principally from the sale of common stock, preferred stock and through the Celgene collaboration. On July 14, 2014, we sold 3,450,000 shares of common stock (inclusive of 450,000 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $34.00 per share for aggregate net proceeds to us of $109.8 million. On December 19, 2014, we sold 3,047,500 shares of common stock (inclusive of 397,500 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $85.00 per share for aggregate net proceeds to us of $243.3 million. On June 29, 2015, we sold 2,941,176 shares of common stock through an underwritten public offering at a price of $170.00 per share for aggregate net proceeds to us of $477.2 million.  On December 12, 2016, we sold 3,289,473 shares of common stock through an underwritten public offering at a price of $76.00 per share for aggregate net proceeds to us of $234.7 million.

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$(189,647)	$(98,429)	$(59,693)
Investing activities	62,731	(571,867)	(157,193)
Financing activities	241,534	486,720	358,452
Net increase (decrease) in cash and cash equivalents	$114,618	$(183,576)	$141,566

Cash Flows from Operating Activities. The net cash used in operating activities was $189.6 million for the year ended December 31, 2016 and primarily consisted of a net loss of $263.5 million adjusted for non-cash items including stock-based compensation of $39.8 million, depreciation and amortization of $9.6 million and a net increase in operating assets and liabilities of $19.0 million. The increase in operating assets and liabilities is driven by an increase in prepaid expenses and other current assets of

$14.3 million for upfront payments to contract manufacturing organizations offset by an increase of $20.9 million in accrued expenses and other liabilities related to an increase in manufacturing and clinical-trial related costs for our ongoing clinical and pre-clinical studies .

The net cash used in operating activities was $98.4 million for the year ended December 31, 2015 primarily consisted of a net loss of $166.8 million adjusted for non-cash items including stock-based compensation of $41.1 million, depreciation and amortization of $7.4 and a net increase in operating assets and liabilities of $16.0 million. The significant items in the increase in operating assets and liabilities include an increase in deferred revenue of $11.2 million related to the amendment to our collaboration with Celgene and an increase in accrued expenses of $9.4 million related to an increase in accrued goods and services and an increase in the contingent consideration, offset by a decrease in prepaid expenses and other assets of $6.8 million due to purchases of marketable securities at a premium.

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

Cash Flows from Investing Activities. Net cash provided by investing activities for the year ended December 31, 2016 was $62.7 million and was primarily due to proceeds from the maturities of available-for-sale marketable securities of $443.4 million offset by the purchase of $348.2 million of available-for-sale marketable securities.

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

Cash Flows from Financing Activities: Net cash provided by financing activities for the year ended December 31, 2016 was $241.5 million and was primarily due to net cash proceeds from our December 2016 common stock offering.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016.

	Total	2017	2018 through 2019	2020 through 2021	After 2022
	(in thousands)
150 Second Street Lease (1)	$1,359	$1,359	$-	$-	$-
60 Binney Street Lease	198,546	13,102	37,621	38,949	108,874
Other operating leases (2)	84,579	11,963	20,209	19,682	32,725
License costs (3)	4,972	922	2,005	2,045	-
Sponsored research agreements	376	376	-	-	-
Total	$289,832	$27,722	$59,835	$60,676	$141,599

(1)	Amounts assume we will vacate the leased premise during the second quarter of 2017.
(2)

Includes costs of our 215 First Street, Cambridge, Massachusetts office lease through the termination of the lease on April 12, 2017, the lease for our lab and office space in Seattle, Washington and rental payments associated with two embedded operating leases at contract manufacturing organizations.

(3)

License costs include annual license maintenance fee payments. We have not included annual license maintenance fees or minimum royalty payments after December 31, 2021, as we cannot estimate if they will occur.

We also have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a BLA, approval by the FDA or product launch). We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not fixed and determinable. These commitments include:

•

In connection with the Pregenen acquisition, we agreed to make contingent cash payments to the former equity holders of Pregenen. In accordance with accounting for business combinations guidance, these contingent cash payments are recorded as contingent consideration liabilities on our consolidated balance sheets at fair value. During the second quarter of 2016, $5.0 million in milestones were achieved, which resulted in a $5.0 million payment to the former equityholders of Pregenen during the second quarter of 2016. The aggregate remaining undiscounted amount of contingent consideration potentially payable is $129.0 million.

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

•

Under a license agreement with Institut Pasteur pursuant to which we license certain patents for use in ex vivo gene therapy, we will be required to make payments per product covered by the in-licensed intellectual property upon the achievement of development and regulatory milestones, depending on the indication and the method of treatment. The maximum aggregate payments we may be obligated to pay for each of these milestone categories per product is €1.5 and €2.0 million, respectively. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits, which varies slightly depending on the indication of the product. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income varying from the low single digits to mid-range double digits depending on the nature of the sublicense and stage of development. We are required to make an annual maintenance payment, which is creditable against royalty payments on a year-by-year basis. On April 1, 2015, we amended this license agreement with Institut Pasteur, which resulted in a payment of $3.3 million (€3.0 million) that was paid during the second quarter of 2015.

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

•

Under a license agreement with the National Institutes of Health, or NIH, pursuant to which we license certain patent applications related to our bb2121 product candidate, we have agreed to certain development and regulatory milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $9.7 million in the aggregate for a licensed product upon the achievement of these milestones. Upon commercialization of our products covered by the in-licensed intellectual property, we will be obligated to pay NIH a percentage of net sales as a royalty in the low single digits. The royalties payable under this license agreement are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits.

•

Under a license agreement related to certain aspects of our manufacturing process, we will be required to make certain payments related to certain development milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $13.4 million in the aggregate for each product covered by the in-licensed intellectual property. Upon commercialization of our products covered by the in-licensed intellectual property, we will be obligated to pay the third party a percentage of net sales as a royalty in the low single digits. The royalties payable under this license agreement are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits.

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

On June 3, 2013, we entered into a nine-year building lease for approximately 43,600 square feet of space located at 150 Second Street, Cambridge, Massachusetts, which commenced in December 2013. This lease was amended in June 2014 to add approximately 9,900 square feet. The lease originally had monthly lease payments of $0.2 million for the first 12 months, which increased to $0.3 million per month beginning in December 2014 due to the lease amendment, with annual rent escalations thereafter. The lease provided a contribution from the landlord towards the initial build-out of the space of up to $7.8 million. In accordance with the lease, we entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1.3 million, naming the landlord as beneficiary, which has a balance of $0.6 million as of December 31, 2016.

On September 30, 2016, we entered into an Assignment and Assumption of Lease relating to our lease at 150 Second Street. Under the Assignment and Assumption of Lease, we will assign all of our rights, interests, obligations and responsibilities under the lease, to be effective as of the later of May 1, 2017 or the first day following our surrender of the leased premises in accordance with the lease. We expect to vacate the premises during the second quarter of 2017.  If we do not vacate the premise at 150 as planned, we will be responsible for additional amounts per the terms of the lease.

On June 29, 2015, we entered into a lease agreement for additional office space located at 215 First Street, Cambridge, Massachusetts.  Under the terms of the lease, we leased approximately 15,120 square feet starting on July 13, 2015 for $0.5 million per year in base rent, which is subject to a 3% annual rent increase plus certain operating expenses and taxes. The lease will continue until the end of the 60th full calendar month following the date the landlord delivers the premises to us, and includes early termination provisions that would allow us to terminate the lease without penalty at the end of the 20th full calendar month following the delivery of the premises if we meet certain conditions specified within the lease.  Under the terms of the lease, we have also leased an additional 8,075 square feet of office space in the same premises starting on January 1, 2016 for an additional $0.3 million per year in base rent, which is subject to a 3% annual rent increase plus certain operating expenses and taxes.  We have provided our landlord with notice of termination of this lease, with termination to be effective April 12, 2017.

On September 21, 2015, we entered into a lease agreement for additional office and laboratory space located in a building under construction at 60 Binney Street, Cambridge, Massachusetts.  Under the terms of the lease, starting on October 1, 2016, we leased approximately 253,108 square feet at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes. We also executed a $9.2 million letter of credit upon signing the lease, which was required to be collateralized with a bank account at a financial institution in accordance with the lease agreement. This letter of credit was increased to $13.8 million during the third quarter of 2016 as required under the terms of the lease. Subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease back to $9.2 million over time. The lease will continue until the end of the 120th full calendar month following April 2017 or the earlier the date we occupy the building or other conditions specified in the lease occur.  Pursuant to a work letter entered into in connection with the lease, the landlord will contribute an aggregate of $42.4 million toward the cost of construction and tenant improvements for the building. The purpose of the lease is to supplement and eventually replace our current leased premises at 150 Second Street and 215 First Street in Cambridge, Massachusetts and we intend to move our corporate headquarters to 60 Binney Street during the second quarter of 2017. We have the option to extend the lease for two successive five-year terms.

We also lease approximately 7,800 square feet of office and laboratory space in Seattle, Washington, which lease expires in December 2017.

On June 3, 2016, we entered into a strategic manufacturing agreement for the future commercial production of our Lenti-D and LentiGlobin product candidates with a contract manufacturing organization. Under this 12 year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, we are required to pay $12.5 million upon the achievement of certain contractual milestones, and may pay up to $8.0 million in additional contractual milestones if we elect the option to lease additional suites. We paid $5.0 million for the achievement of the first and second contractual milestones during 2016 and paid the third milestone of $3.0 million in January 2017, which is reflected as a component of accrued expenses and other current liabilities within the consolidated balance sheet at December 31, 2016. Following construction completion, we will pay $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites. We may terminate this agreement any time after July 1, 2016 upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees.

On November 18, 2016, we entered into an agreement for future clinical and commercial production of our LentiGlobin gene therapy drug products with a contract manufacturing organization at an existing facility. The term of the agreement is five years with a three year renewal at the option of each party. Under the agreement, we are required to pay an up-front fee of €3.0 million, €2.0 million of which was paid in the fourth quarter of 2016 and €1.0 million of which is expected to be paid in mid-2018, and annual maintenance and production fees of up to €9.8 million, depending on our production needs. We may terminate this agreement with six months’ notice and a one-time termination fee prior to July 1, 2018, or twelve months’ notice and a one-time termination fee million fee thereafter.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2016 and 2015, we had cash, cash equivalents and marketable securities of $884.8 million and $865.8 million, respectively, primarily invested in U.S. government agency securities, federally insured certificates of deposit and money market mutual funds invested in U.S. Treasuries or U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2016, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $5.4 million.

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
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls.  In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in the COSO 2013 framework.

The effectiveness of the our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

With the exception of the migration of certain of our financial processing systems to an enterprise-wide systems solution, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934 during the fourth quarter of 2016 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In connection with this implementation and the resulting business process changes, we continue to enhance the design and documentation of our internal control over financial reporting processes to maintain effective controls over our financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

bluebird bio, Inc.

We have audited bluebird bio, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). bluebird bio, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, bluebird bio, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of bluebird bio, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of bluebird bio, Inc. and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 22, 2017

Item 9B. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Nick Leschly (Chief Executive Officer), Jeffrey Walsh (Chief Financial and Strategy Officer), David Davidson (Chief Medical Officer), Jason Cole (Chief Legal Officer) and Eric Sullivan (Vice President, Finance and Principal Accounting Officer) and certain of our directors (including Daniel Lynch and James Mandell) have entered into trading plans covering periods after the date of this annual report on Form 10-K in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2017 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Item 16. Form 10-K Summary

Not applicable.

bluebird bio, Inc.

Report of independent registered public accounting firm

The Board of Directors and Stockholders of

bluebird bio, Inc.

We have audited the accompanying consolidated balance sheets of bluebird bio, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of bluebird bio, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), bluebird bio, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 22, 2017

bluebird bio, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$278,887	$164,269
Marketable securities	425,491	353,680
Prepaid expenses and other current assets	19,836	6,016
Total current assets	724,214	523,965
Marketable securities	180,452	347,814
Property and equipment, net	156,955	82,614
Intangible assets, net	20,694	24,456
Goodwill	13,128	13,128
Restricted cash and other non-current assets	22,679	10,360
Total assets	$1,118,122	$1,002,337
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,664	$6,334
Accrued expenses and other current liabilities	54,660	28,145
Deferred revenue, current portion	6,209	5,889
Total current liabilities	74,533	40,368
Deferred rent, net of current portion	10,408	8,294
Deferred revenue, net of current portion	40,204	35,959
Contingent consideration, net of current portion	3,277	5,082
Construction financing lease obligation	120,140	61,901
Other non-current liabilities	120	237
Total liabilities	248,682	151,841
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 40,691 and 36,894 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	407	369
Additional paid-in capital	1,447,856	1,166,585
Accumulated other comprehensive loss	(1,149)	(2,291)
Accumulated deficit	(577,674)	(314,167)
Total stockholders' equity	869,440	850,496
Total liabilities and stockholders' equity	$1,118,122	$1,002,337

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenue:
Collaboration revenue	$6,155	$14,079	$25,031
Research and license fees	—	—	390
Total revenue	6,155	14,079	25,421
Operating expenses:
Research and development	204,775	134,038	62,574
General and administrative	65,119	46,209	23,227
Change in fair value of contingent consideration	4,091	2,869	246
Total operating expenses	273,985	183,116	86,047
Loss from operations	(267,830)	(169,037)	(60,626)
Other income, net	3,711	2,314	120
Loss before income taxes	(264,119)	(166,723)	(60,506)
Income tax benefit (expense)	612	(60)	11,797
Net loss	$(263,507)	$(166,783)	$(48,709)
Net loss per share - basic and diluted	$(7.07)	$(4.81)	$(1.83)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	37,284	34,669	26,546
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net of tax expense of $0.6 and $0.0 million for the years ended December 31, 2016 and 2015, respectively	1,142	(2,220)	(71)
Total other comprehensive income (loss)	1,142	(2,220)	(71)
Comprehensive loss	$(262,365)	$(169,003)	$(48,780)

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2013	23,940	$239	$250,103	$—	$(98,675)	$151,667
Vesting of restricted stock issued in exchange for nonrecourse note	69	1	(1)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $23,295	6,498	65	352,977	—	—	353,042
Issuance of common stock in connection with acquisition	411	4	19,470	—	—	19,474
Exercise of common stock warrants	114	1	(1)	—	—	—
Exercise of stock options	1,306	13	5,036	—	—	5,049
Issuance of common stock in exchange for consulting services to non-employees	2	—	42	—	—	42
Stock-based compensation	—	—	10,763	—	—	10,763
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(71)	—	(71)
Net loss	—	—	—	—	(48,709)	(48,709)
Balance at December 31, 2014	32,340	$323	$638,389	$(71)	$(147,384)	$491,257

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2014	32,340	323	638,389	(71)	(147,384)	$491,257
Vesting of restricted stock units	62	1	(1)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $22,753	2,941	29	477,218	—	—	477,247
Issuance of common stock to Pregenen equityholders	94	1	(1)	—	—	—
Exercise of common stock warrants	164	2	(2)	—	—	—
Exercise of stock options	1,282	13	9,370	—	—	9,383
Purchase of common stock under ESPP	11	—	492	—	—	492
Stock-based compensation	—	—	41,120	—	—	41,120
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(2,220)	—	(2,220)
Net loss	—	—	—	—	(166,783)	(166,783)
Balance at December 31, 2015	36,894	$369	$1,166,585	$(2,291)	$(314,167)	$850,496

bluebird bio, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	income (loss)	deficit	equity
Balance at December 31, 2015	36,894	369	1,166,585	(2,291)	(314,167)	850,496
Vesting of restricted stock units	113	1	(1)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $15,269	3,289	33	234,698	—	—	234,731
Exercise of stock options	377	4	6,141	—	—	6,145
Purchase of common stock under ESPP	18	—	677	—	—	677
Stock-based compensation	—	—	39,756	—	—	39,756
Unrealized gain on available-for-sale securities, net of tax	—	—	—	1,142	—	1,142
Net loss	—	—	—	—	(263,507)	(263,507)
Balance at December 31, 2016	40,691	$407	$1,447,856	$(1,149)	$(577,674)	$869,440

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(263,507)	$(166,783)	$(48,709)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of contingent consideration	2,675	2,344	246
Depreciation and amortization	9,648	7,419	4,228
Stock-based compensation expense	39,756	41,120	10,763
Issuance of restricted common stock in exchange for consulting services to non-employees	—	—	168
Noncash benefit on release of tax valuation allowance	—	—	(11,797)
Other non-cash items	2,825	1,513	142
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,318)	(6,847)	307
Accounts payable	6,658	2,541	(2,249)
Accrued expenses and other liabilities	20,889	9,423	9,969
Deferred revenue	4,565	11,171	(24,871)
Deferred rent	1,162	(330)	2,110
Net cash used in operating activities	(189,647)	(98,429)	(59,693)
Investing activities
Restricted cash	(4,379)	(8,816)	209
Purchase of property and equipment	(15,995)	(7,055)	(8,708)
Payments made for tenant improvements for capital lease	(12,034)	—	—
Purchases of marketable securities	(348,225)	(755,175)	(174,981)
Proceeds from maturities of marketable securities	443,364	199,179	30,960
Acquisition of business, net of cash acquired	—	—	(4,673)
Net cash provided by (used in) investing activities	62,731	(571,867)	(157,193)
Financing activities
Cash paid for contingent purchase price consideration	(2,025)	(453)	—
Reimbursement of tenant improvements for capital lease	1,663	—	—
Proceeds from public offering of common stock, net of issuance costs	234,962	477,064	353,226
Proceeds from issuance of common stock	6,934	10,109	5,226
Net cash provided by financing activities	241,534	486,720	358,452
Increase (decrease) in cash and cash equivalents	114,618	(183,576)	141,566
Cash and cash equivalents at beginning of period	164,269	347,845	206,279
Cash and cash equivalents at end of period	$278,887	$164,269	$347,845
Non-cash investing and financing activities:
Construction financing lease obligation	$48,034	$61,901	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$6,363	$2,089	$387
Tenant improvements under capital lease included in prepaid expenses and other assets	$8,542	$—	$—
Offering expenses included in accounts payable and accrued expenses	$231	$—	$183

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Notes to Consolidated Financial Statements

1. Description of the business

bluebird bio, Inc. (the “Company” or “bluebird”) was incorporated in Delaware on April 16, 1992, and is headquartered in Cambridge, Massachusetts. The Company researches, develops, manufactures and plans to commercialize gene therapies for severe genetic diseases and cancer. Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its product candidates, including activities to manufacture product candidates, conduct clinical studies of its product candidates, perform preclinical research to identify new product candidates and provide general and administrative support for these operations.

On June 30, 2014, the Company acquired all of the outstanding capital stock of Precision Genome Engineering, Inc. (“Pregenen”) and in connection therewith, obtained the rights to Pregenen’s gene editing and cell signaling technology.

In July 2014, the Company sold 3,450,000 shares of common stock (inclusive of 450,000 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $34.00 per share for aggregate net proceeds of $109.8 million. In December 2014, the Company sold 3,047,500 shares of common stock (inclusive of 397,500 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $85.00 per share for aggregate net proceeds of $243.3 million.  In June 2015, the Company sold 2,941,176, shares of common stock through an underwritten public offering at a price of $170.00 per share for aggregate net proceeds of $477.2 million.  In December 2016, the Company sold 3,289,473 shares of common stock through an underwritten public offering at a price of $76.00 per share for aggregate net proceeds of $234.7 million.

As of December 31, 2016, the Company had cash, cash equivalents and marketable securities of $884.8 million. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects its cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months.

2. Summary of significant accounting policies and basis of presentation

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Precision Genome Engineering, Inc., bluebird bio France – SARL, bluebird bio Australia Pty Ltd., bluebird bio (Bermuda) Ltd., bluebird bio (UK) Ltd., and bluebird bio Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation. The assets acquired and liabilities assumed in connection with the Company’s acquisition of Pregenen were recorded at their fair values as of June 30, 2014, the date of the acquisition, and the operating results of Pregenen have been consolidated with those of the Company from the date of acquisition. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Certain aggregations of prior year amounts have been made to conform to current year presentation. In the prior year statement of operations and comprehensive income (loss), interest income, net and other income (expense), net are included within other income, net.

Foreign currency translation

The Company’s consolidated financial statements are prepared in U.S. dollars. The Company’s foreign subsidiaries use the U.S. dollar as their functional currency and maintains records in the local currency. Nonmonetary assets and liabilities are re-measured at historical rates and monetary assets and liabilities are re-measured at exchange rates in effect at the end of the reporting period. Income statement accounts are re-measured at average exchange rates for the reporting period. The resulting gains or losses are included in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).

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

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by an investment manager and consist of U.S. Treasury securities, U.S. government agency securities, and certificates of deposit. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense), net.

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the Company’s statement of operations and comprehensive income (loss).

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

Items measured at fair value on a recurring basis include marketable securities (Note 3 and Note 4) and contingent consideration (Note 4). The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term maturities.

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

Impairment of long-lived assets

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. No impairment losses have been recorded during the years ended December 31, 2016, 2015 and 2014.

Construction financing lease obligation

Beginning in 2015 and until expected construction completion in 2017, the Company records certain estimated construction costs incurred and reported to us by the landlord for our 60 Binney Street location as an asset and corresponding construction financing lease obligation on the consolidated balance sheets because it is deemed to be the owner of the building during the construction period for accounting purposes. Any costs incurred by the Company that have been reimbursed by the landlord or that qualify for reimbursement by the landlord are recorded as an asset and construction financing lease obligation. Any incremental costs incurred directly by the Company that do not qualify for reimbursement by the landlord are also capitalized. In each reporting period, the landlord estimates and reports to the Company any costs incurred to date related to its portion of the building using allocation estimates and provides supporting invoices for the Company’s review. The Company periodically meets with the landlord and its construction manager to review these estimates and observe construction progress before recording such amounts.

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

Collaboration revenue

As of December 31, 2016, the Company’s collaboration revenue is generated exclusively from its collaboration arrangement with Celgene Corporation (“Celgene”), which was originally entered into in March 2013 and was subsequently amended in June 2015 (the “Amended Collaboration Agreement”). The amended terms of this arrangement contain multiple deliverables, which include at inception: (i) research and development services, (ii) participation on a joint steering committee (“JSC”), (iii) participation on the patent committee, (iv) a license to the first product candidate, (v) manufacture of vectors and associated payload for incorporation into the first optioned product candidate under the license, and (vi) participation on a joint governance committee (“JGC”) under the co-development and co-promotion agreement for the first optioned product candidate under the license.

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

At execution of the Amended Collaboration Agreement, one of the options was determined not to be substantive and any other options were determined to be substantive. None of the options were priced at a significant and incremental discount.

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

Stock-based compensation

The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive income (loss) based on their fair values. The Company uses the Black-Scholes option pricing model to determine the fair value of options granted.

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

The Company expenses restricted stock unit awards to employees based on the fair value of the award on a straight-line basis over the associated service period of the award. Awards of restricted stock units to non-employees are adjusted through stock-based compensation expense at each reporting period end to reflect the current fair value of such awards and expensed using an accelerated attribution model.

The Company estimates the fair value of its option awards to employees and directors using the Black-Scholes option pricing model, which requires the input of and subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of company specific historical and implied volatility data of its common stock, the Company has based its estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. When selecting these public companies on which it has based its expected stock price volatility, the Company selected companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available, which is expected in 2017. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay dividends in the foreseeable future.

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

Other income, net

Other income, net consists primarily of interest income earned on investments, net of amortization of premium and accretion of discount. Other income, net also includes foreign currency gains or losses and tax incentives from the Massachusetts Life Sciences Center.

Net loss per share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options, unvested restricted stock, restricted stock units, and employee stock purchase plan stock using the treasury stock method.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2016 and 2015, the Company does not have any significant uncertain tax positions.

Comprehensive income (loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income or loss. Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities.

Subsequent events

The Company considers events or transactions that occur after the balance sheet date, but prior to the issuance of the financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective on January 1, 2018 and earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Topic 606 allows for either a full retrospective adoption, in which the standard is applied to all of the periods presented, or a modified retrospective application, in which the standard is applied to the most current period presented in the financial statements. As of December 31, 2016, revenue is generated exclusively from the Company’s collaboration arrangement with Celgene. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations as it relates to this single arrangement, and expects to elect the modified retrospective application as its transition method.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”), which requires a company to evaluate the existence of conditions or events that raise substantial doubt about its ability to continue as a going concern within one year of the issuance date of its financial statements.  The standard is effective for interim and annual periods ending after December 15, 2016 with early adoption permitted. The standard did not have a material impact on the Company’s consolidated financial statements or footnote disclosures as of the December 31, 2016 adoption date, but may require additional disclosures in future periods.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”), which simplifies share-based payment accounting through a variety of amendments. The new standard will be effective for the Company on January 1, 2017. The adoption of this standard is expected to impact income tax footnote disclosures only and is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“Topic 230”). The new standard clarifies certain aspects of the statement of cash flows, including the classification of contingent consideration payments made after a business combination, the clarification of restricted cash, and several clarifications not currently applicable to the Company. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The new standard will be effective for the Company on January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statements of cash flows upon adoption.

3. Marketable securities

The following table summarizes the available-for-sale securities held at December 31, 2016 and 2015 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016
U.S. government agency securities and treasuries	$600,001	$34	$(575)	$599,460
Certificates of deposit	6,480	6	(3)	6,483
Total	$606,481	$40	$(578)	$605,943
December 31, 2015
U.S. government agency securities and treasuries	$689,425	$22	$(2,300)	$687,147
Certificates of deposit	14,360	—	(13)	14,347
Total	$703,785	$22	$(2,313)	$701,494

No available-for-sale securities held as of December 31, 2016 or 2015 had remaining maturities greater than three years.

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016
Assets:
Cash and cash equivalents	$278,887	$278,887	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	599,460	—	599,460	—
Certificates of deposit	6,483	—	6,483	—
Total assets	$884,830	$278,887	$605,943	$—
Liabilities:
Contingent consideration	$7,756	$—	$—	$7,756
Total liabilities	$7,756	$—	$—	$7,756
December 31, 2015
Assets:
Cash and cash equivalents	$164,269	$158,269	$6,000	$—
Marketable securities:
U.S. government agency securities	687,147	—	687,147	—
Certificates of deposit	14,347	—	14,347	—
Total assets	$865,763	$158,269	$707,494	$—
Liabilities:
Contingent consideration	$8,665	$—	$—	$8,665
Total liabilities	$8,665	$—	$—	$8,665

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2016, cash and cash equivalents comprise funds in cash, money market accounts, and federally insured deposits. As of December 31, 2015, cash and cash equivalents comprise funds in cash, money market accounts, U.S. Treasury securities and federally insured deposits.

Marketable securities

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2016 and 2015, the balance in the Company’s accumulated other comprehensive income (loss) was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no material realized gains or losses recognized on the maturity of available-for-sale securities during the years ended December 31, 2016 or 2015, and as a result, the Company did not reclassify any amount out of accumulated other comprehensive income (loss) for the same periods.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2016 and 2015 was $376.1 million and $638.1 million, respectively. As of December 31, 2016, there were $95.5 million in securities held by the Company in an unrealized loss position for more than twelve months.  There were no securities held by the Company in an unrealized loss position for more than twelve months as of December 31, 2015. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2016 and 2015.

Contingent consideration

In connection with the acquisition of Pregenen, the Company recorded contingent consideration pertaining to the amounts potentially payable to Pregenen’s former equityholders pursuant to the Stock Purchase Agreement by and among the Company, Pregenen and Pregenen’s former equityholders. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of operations and comprehensive income (loss).

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of preclinical, clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2017 to 2026 and discount rates ranging from 10.1% to 13.1%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations which include Level 3 inputs (in thousands):

	Year ended December 31,
	2016	2015
Beginning balance	$8,665	$6,796
Additions	—	—
Changes in fair value	4,091	2,869
Payments	(5,000)	(1,000)
Ending balance	$7,756	$8,665

As of December 31, 2016 and 2015, $4.5 million and $3.6 million, respectively, of the fair value of the Company’s total contingent consideration obligations was reflected as components of accrued expenses and other current liabilities within the consolidated balance sheets, with the remaining balances of $3.3 million and $5.1 million, respectively, reflected as a non-current liability. Milestones of $5.0 million and $1.0 million under the Stock Purchase Agreement were achieved and paid to the former equityholders of Pregenen during 2016 and 2015, respectively. Please refer to Note 8, “Commitments and contingencies,” for further information.

5. Property and equipment, net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2016	2015
Computer equipment and software	$1,655	$1,259
Office equipment	1,427	1,104
Laboratory equipment	16,305	10,520
Leasehold improvements	13,697	11,010
Construction-in-progress	136,315	65,542
Total property and equipment	169,399	89,435
Less accumulated depreciation and amortization	(12,444)	(6,821)
Property and equipment, net	$156,955	$82,614

Depreciation and amortization expense related to property and equipment was $5.9 million, $3.7 million, and $2.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.  Construction-in-progress as of December 31, 2016 includes $126.9 million related to the construction of 60 Binney Street in Cambridge, Massachusetts, of which $120.1 million was incurred by the landlord. Please refer to Note 8, “Commitments and contingencies,” for further information.

6. Restricted cash

As of December 31, 2016 and 2015, the Company maintained letters of credit of $14.4 million and $10.0 million, respectively, which are required to be collateralized with a bank account at a financial institution in accordance with the Company’s current and future headquarters’ lease agreements. At December 31, 2016, $13.8 million relates to the 60 Binney Street Lease. Subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease by $1.5 million on the third, fourth, and fifth anniversaries of the date the Company occupies the building.

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Employee compensation	$11,296	$5,935
Accrued goods and services	34,275	15,876
Accrued license and milestone fees	2,464	277
Accrued professional fees	1,492	1,014
Deferred rent, current portion	11	964
Contingent consideration, current portion	4,479	3,584
Other	643	495
Total accrued expenses and other current liabilities	$54,660	$28,145

The change in employee compensation was primarily driven by an increase in accrued bonus of $4.9 million, primarily related to an increase in headcount. The change in accrued goods and services was primarily driven by a $4.5 million accrual for construction at 60 Binney Street as well as a $6.2 million accrual relating to services performed by a contract manufacturing organization.

8. Commitments and contingencies

On June 3, 2013, the Company entered into a nine-year building lease for approximately 43,600 square feet of space located at 150 Second Street, Cambridge, Massachusetts, which commenced in December 2013. This lease was amended in June 2014 to add approximately 9,900 additional square feet. The lease originally had monthly lease payments of $0.2 million for the first 12 months, which increased to $0.3 million per month beginning in December 2014 due to the lease amendment, with annual rent escalations thereafter. Rent expense is recognized on a straight-line basis over the term of the lease. The lease provided a contribution from the landlord towards the initial build-out of the space of up to $7.8 million. The Company capitalizes the leasehold improvements as property and equipment and records the landlord incentive payments received as deferred rent and amortizes these amounts as reductions to rent expense over the lease term. In addition, in accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1.3 million, naming the landlord as beneficiary, which had a balance of $0.6 as of December 31, 2016 and 2015.

On September 30, 2016, the Company entered into an Assignment and Assumption of Lease (“Assignment”) relating to its lease at 150 Second Street. Under the Assignment, the Company will assign all of its rights, interests, obligations and responsibilities under the lease, to be effective as of the later of May 1, 2017 or the first day following the Company’s surrender of the leased premises in accordance with the lease. The Company expects to vacate the premises during the second quarter of 2017.

On June 29, 2015, the Company entered into a lease agreement for additional office space located at 215 First Street, Cambridge, Massachusetts.  Under the terms of the lease, the Company leased approximately 15,120 square feet starting on July 13, 2015 for $0.5 million per year in base rent, which is subject to a 3% annual rent increase plus certain operating expenses and taxes. The lease may continue until the end of the 60th full calendar month following the date the landlord delivers the premises to the Company, and includes early termination provisions that allows the Company to terminate the lease at the end of the 20th full calendar month following the delivery of the premises now that the Company has met certain conditions specified within the lease.  Under the terms of the lease, the Company has also leased an additional 8,075 square feet of office space in the same premises starting on January 1, 2016 for an additional $0.3 million per year in base rent, which is subject to a 3% annual rent increase plus certain operating expenses and taxes. The Company has provided its landlord with notice of termination of this lease, with termination to be effective April 12, 2017.

On June 3, 2016, the Company entered into a strategic manufacturing agreement for the future commercial production of the Company’s Lenti-D and LentiGlobin product candidates with a contract manufacturing organization. Under this 12 year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, the Company is required to pay $12.5 million upon the achievement of certain contractual milestones, and may pay up to $8.0 million in additional contractual milestones if the Company elects its option to lease additional suites. The Company paid $5.0 million for the achievement of the first and second contractual milestones during 2016 and paid the third milestone of $3.0 million in January 2017, which is reflected as a component of accrued expenses and other current liabilities within the consolidated balance sheet at December 31, 2016. Following construction completion, the Company will pay $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites. The Company estimates completion to occur in 2018. The Company may terminate this agreement any time after July 1, 2016 upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. The Company concluded that this agreement contains an embedded lease as the suites are designated for the Company’s exclusive use during the term of the agreement. The Company concluded that it is not the deemed owner during construction nor is it a capital lease under ASC 840-10, Leases - Overall. As a result, the Company will account for the agreement as an operating lease and expense the rental payments on a straight-line basis over the term of the embedded lease.

On November 18, 2016, the Company entered into an agreement for future clinical and commercial production of the Company’s LentiGlobin gene therapy drug products with a contract manufacturing organization at an existing facility. The term of the agreement is five years with a three year renewal at the mutual option of each party. Under the agreement, the Company is required to pay an up-front fee of €3.0 million, €2.0 million of which was paid in the fourth quarter of 2016 and €1.0 million of which is expected to be paid in mid-2018, and annual maintenance and production fees of up to €9.8 million, depending on its production needs. The Company may terminate this agreement with six months’ notice and a one-time termination fee prior to July 1, 2018, or twelve months’ notice and a one-time termination fee thereafter. The Company concluded that this agreement contains an embedded lease as the clean rooms are designated for the Company’s exclusive use during the term of the agreement, and determined that it is not a capital lease under ASC 840-10, Leases – Overall. As a result, the Company will account for the agreement as an operating lease and expense the rental payments on a straight-line basis over the term of the embedded lease.

60 Binney Street Lease Commitments

On September 21, 2015, the Company entered into a lease agreement for additional office and laboratory space located in a building (the “Building”) under construction at 60 Binney Street, Cambridge, Massachusetts (the “60 Binney Street Lease”).  Under the terms of the 60 Binney Street Lease, starting on October 1, 2016, the Company will lease approximately 253,108 square feet of office and laboratory space at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes. The Company also executed a $9.2 million letter of credit upon signing the 60 Binney Street Lease, which was required to be collateralized with a bank account at a financial institution in accordance with the 60 Binney Street Lease agreement. This letter of credit was increased to $13.8 million during the third quarter of 2016 as required under the terms of the lease. Subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease back to $9.2 million over time. The 60 Binney Street Lease will continue until the end of the 120th full calendar month following April 2017 or the earlier the date the Company occupies the Building or other conditions specified in the 60 Binney Street Lease occur.  Pursuant to a work letter entered into in connection with the 60 Binney Street Lease, the landlord will contribute an aggregate of $42.4 million toward the cost of construction and tenant improvements for the Building. The purpose of the 60 Binney Street Lease is to supplement and eventually replace the Company’s current leased premises at 150 Second Street and 215 First Street in Cambridge, Massachusetts and the Company intends to move its corporate headquarters to 60 Binney Street during the second quarter of 2017. The Company has the option to extend the 60 Binney Street Lease for two successive five-year terms.

Because the Company is involved in the construction project, including having responsibility to pay for a portion of the costs of finish work and mechanical, electrical, and plumbing elements of the Building, among other items, the Company is deemed for accounting purposes to be the owner of the Building during the construction period. Accordingly, construction costs that have been incurred by the landlord directly or indirectly through reimbursement to the Company as part of its tenant improvement allowance have been recorded as an asset in “Property and equipment, net” with a related financing obligation in “Construction financing lease obligation” on the Company’s consolidated balance sheets. Tenant improvement costs that are reimbursable by the landlord and have not yet been paid to the Company are also recorded in “Prepaid expenses and other current assets” on the Company’s consolidated balance sheets. Tenant improvement costs that are not reimbursable by the landlord are only recorded in “Property and equipment, net” on the Company’s consolidated balance sheets.

As of December 31, 2016, Property and equipment, net, includes $126.9 million related to construction costs for the Building, of which $120.1 million has been incurred by the landlord. As of December 31, 2016, Prepaid expenses and other current assets includes $8.5 million of tenant improvement costs reimbursable by the landlord that had not yet been received, $7.8 million of which was received by the Company in January 2017. The Company incurred tenant improvement costs of $1.8 million through December 31, 2016 that are not reimbursable by the landlord. No payments were made by the Company to the landlord during the twelve months ended December 31, 2016.

The Company bifurcates its future lease payments pursuant to the 60 Binney Street Lease into (i) a portion that is allocated to the Building and (ii) a portion that is allocated to the land on which the Building is being constructed, which is recorded as rental expense. Although the Company estimates that the Company will not begin making lease payments pursuant to the 60 Binney Street Lease until April 2017, the portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the 60 Binney Street Lease in September 2015. During the year ended December 31, 2016, the Company recognized $1.9 million of non-cash rental expense attributable to the land.

In the event that the landlord completes the construction of the Building in 2017 as planned, the Company will evaluate the 60 Binney Street Lease in order to determine whether or not the 60 Binney Street Lease meets the criteria for “sale-leaseback” treatment. If the 60 Binney Street Lease meets the “sale-leaseback” criteria, the Company will remove the asset and the related liability from its consolidated balance sheet and treat the 60 Binney Street Lease as either an operating or a capital lease based on the Company’s assessment of the accounting guidance.  The Company expects that upon completion of construction of the Building the 60 Binney Street Lease will not meet the “sale-leaseback” criteria. If the 60 Binney Street Lease does not meet “sale-leaseback” criteria, the Company will treat the 60 Binney Street Lease as a financing obligation and will depreciate the asset in accordance with the Company’s accounting policy.

As of December 31, 2016, future minimum commitments under the 60 Binney Street Lease and facility operating leases were as follows (in thousands):

Years ended December 31,	60 Binney Street Lease	150 Second Street Lease	Other Operating Leases	Total Lease Commitments
2017	$13,102	$1,359	$11,963	$26,424
2018	18,647	-	10,368	29,015
2019	18,974	-	9,841	28,815
2020	19,305	-	9,841	29,146
2021	19,643	-	9,841	29,484
2022 and thereafter	108,875	-	32,725	141,600
Total minimum lease payments	$198,546	$1,359	$84,579	$284,484

(1)	Amounts are subject to increase if the Company does not vacate the leased premise during the second quarter of 2017 as planned.

For the 60 Binney Street Lease, the table above sets forth the future minimum rental payments that the Company is obligated to pay after taking occupancy including amounts reflected on the consolidated balance sheet under the caption “Construction financing lease obligation.” The Company expects to commence these rental payments upon completion of the Building in April 2017.

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all leases, including additional rent charges for utilities, parking, maintenance, and real estate taxes, and including rental expense attributable to the 60 Binney Street Lease land was $8.3 million, $5.7 million, and $4.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at December 31, 2016 and December 31, 2015 or royalties on future sales of specified products.

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

On June 30, 2014, the Company acquired Pregenen. During 2016, two milestones under the Stock Purchase Agreement were achieved, which resulted in a $5.0 million payment to the former equityholders of Pregenen during 2016. During 2015, one milestone was achieved, which resulted in a $1.0 million payment to the former equityholders of Pregenen. The Company may be required to make up to an additional $129.0 million in future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $9.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. In accordance with accounting for business combinations guidance, contingent consideration liabilities are required to be recognized on the consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain preclinical, clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. See Note 4, “Fair value measurements” for additional information.

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

The Company is authorized to issue 5,000,000 shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2016 and 2015, the Company had no shares of preferred stock issued or outstanding.

Reserved for future issuance

The Company has reserved for future issuance the following number of shares of common stock (in thousands):

	December 31,
	2016	2015
Options to purchase common stock	3,735	3,532
Restricted stock units	263	148
2013 Stock Option and Incentive Plan	1,226	565
2013 Employee Stock Purchase Plan	209	227
	5,433	4,472

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

On February 10, 2016, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb2121, the first product candidate under the Amended Collaboration Agreement, pursuant to an executed license agreement entered into by the parties on February 16, 2016 and paid the associated $10.0 million option fee. The Company may now elect to co-develop and co-promote the product candidate within the United States.  The Company will share equally in all costs relating to developing, commercializing and manufacturing the product candidate within the United States if it elects to co-develop and co-promote bb2121 with Celgene. In the event the Company does not exercise its option to co-develop and co-promote bb2121, the Company will receive an additional fee in the amount of $10.0 million. February 17, 2016, the parties further amended the Amended Collaboration Agreement to update the timing of certain deliverables in connection with Celgene’s option exercise for the license of the bb2121 product candidate.

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

The Company determined that each of the identified deliverables that qualify as a separate unit of accounting continue to have the same period of performance (the three year term through projected initial Phase I clinical study substantial completion) and the same pattern of revenue recognition, ratably over the period of performance as there is no other discernible pattern of recognition, and therefore there is no change in the recognition of $17.3 million allocated to these three elements. As of December 31, 2016, this will continue to be recognized over a three year term that began in June 2015.

However, the Company concluded that the license to bb2121 does not have standalone value from one of the undelivered elements, the post-initial Phase I manufacture of vectors and associated payload for bb2121 under the license, because the manufacturing is essential to the use of the license. Accordingly, these two deliverables qualify as a single combined unit of accounting.

The single combined unit of accounting comprised of the license to bb2121 and the manufacture of vectors and associated payload for bb2121 were allocated consideration of $91.7 million, which will begin to be recognized upon the commencement of post-initial Phase I manufacturing services for bb2121 for Celgene, not in excess of the fixed consideration and assuming other revenue recognition criteria have been met.  The Company currently expects this recognition may commence in 2017 but has classified deferred revenue associated with the combined unit of accounting as deferred revenue, net of current portion on its consolidated balance sheet given exact timing is currently unknown and the budget for such services has not yet been agreed to by the parties. Revenue for the combined unit of account will be recognized on a proportional performance method or ratably over the period of performance if there is no other discernible pattern of recognition. This period of performance and recognition pattern will be revisited as the development plan changes or if other events impacting the deliverables occur.

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

During the years ended December 31, 2016, 2015 and 2014, the Company recognized $6.2 million, $14.1 million and $25.0 million, respectively, of revenue associated with its collaboration with Celgene related to the recognition of discovery, research and development services. As of December 31, 2016 and December 31, 2015, there was $46.4 million and $41.8 million, respectively, of total deferred revenue related to the Company’s collaboration with Celgene, which is classified as current or non-current in the consolidated balance sheets, $8.8 million of which is currently expected to be recognized through the first half of 2018 with the remaining amount deferred until a later date, as described above.

11. Business combinations

On June 30, 2014, the Company completed its acquisition of Pregenen, a privately-held biotechnology company, upon which Pregenen became a wholly-owned subsidiary. As a result, the Company obtained gene editing and cell signaling technology with a broad range of potential therapeutic applications. The Company considered the intangible asset acquired to be developed technology, as at the date of the acquisition it could be used the way it is intended to be used in certain ongoing research and development activities. From the date of acquisition, the gene editing platform intangible asset will be amortized to research and development expense over its expected useful life of approximately eight years.

Amortization expense for the gene editing platform intangible asset was $3.8 million and $3.8 million for the years ended December 31, 2016 and 2015, respectively, and accumulated amortization as of December 31, 2016 and 2015 was $9.4 million and $5.6 million, respectively. The estimated amortization of intangible assets for the year ended December 31, 2016 and for each of the five succeeding years and thereafter is as follows (in thousands):

2017	$3,763
2018	3,763
2019	3,763
2020	3,763
2021	3,763
2022	1,879
Total	$20,694

12. Stock-based compensation

On June 3, 2013, the Company’s board of directors adopted its 2013 Stock Option and Incentive Plan (“2013 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 Plan replaces the 2010 Stock Option and Grant Plan (“2010 Plan”).

The 2013 Plan allows for the granting of incentive stock options, non-qualified stock options, restricted stock units and restricted stock awards to the Company’s employees, members of the board of directors, and consultants of the Company. The Company initially reserved 955,000 shares of its common stock for the issuance of awards under the 2013 Plan. The 2013 Plan provides that the number of shares reserved and available for issuance under the 2013 Plan will automatically increase each January 1, beginning on January 1, 2014, by four percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. In January 2016 and January 2017, the number of common stock available for issuance under the 2013 Plan was increased by approximately 1.5 million and 1.6 million shares, respectively, as a result of this automatic increase provision.

Any options or awards outstanding under the Company’s previous stock option plans, including both the 2010 Plan and the Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan (“2002 Plan”), at the time of adoption of the 2013 Plan remain outstanding and effective. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, expire or are otherwise terminated (other than by exercise) under the 2002 Plan and 2010 Plan are added to the shares of common stock available for issuance under the 2013 Plan. As of December 31, 2016, the total number of common stock that may be issued under all plans is 1.2 million.

The Company does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $39.8 million, $41.1 million, and $10.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. Stock-based compensation expense recognized by award type is as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Stock options	$33,966	$37,536	$9,487
Restricted stock awards	—	—	52
Restricted stock units	5,374	3,325	1,158
Employee stock purchase plan	416	259	66
	$39,756	$41,120	$10,763

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Research and development	$19,690	$24,854	$5,151
General and administrative	20,066	16,266	5,612
	$39,756	$41,120	$10,763

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2016	2015	2014
Expected volatility	74.3%	72.6%	82.3%
Expected term (in years)	6.0	5.9	6.0
Risk-free interest rate	1.5%	1.7%	1.8%
Expected dividend yield	0.0%	0.0%	0.0%

The intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014, was $15.3 million, $147.9 million and $41.4 million, respectively.

The weighted-average fair values of options granted during 2016, 2015 and 2014 was $34.22, $74.65, and $18.53, respectively.

There were no unvested restricted stock awards as of December 31, 2016 and 2015 and no restricted stock awards were granted during 2016. The aggregate fair value of restricted stock awards that vested during the year ended December 31, 2014, based on the estimated fair value of the underlying stock on the day of vesting was $1.9 million.

As of December 31, 2016, there was $69.5 million, $11.9 million and $0.1 million of unrecognized compensation expense related to unvested stock options, restricted stock units and the employee stock purchase plan, respectively, that is expected to be recognized over a weighted-average period of 2.5, 2.8, and 0.1 years.

In 2015, the Company modified outstanding options held by its former Chief Scientific Officer as part of his separation agreement, modified the vesting conditions of a stock option award held by a non-employee founder, and modified the vesting conditions of stock option awards held by two employees immediately following their separation from the Company. As a result of these modifications, the Company recognized $10.3 million of incremental stock-based compensation expense during 2015.

During the year ended December 31, 2014, the Company modified the vesting conditions of stock option awards held by several former employees, which resulted in $0.6 million of incremental expense recognized within general and administrative expenses.

Stock options

The following table summarizes the stock option activity under the Company’s equity awards plans (shares and aggregate intrinsic value in thousands):

	Shares	Weighted-average exercise price per share	Weighted-average contractual life (in years)	Aggregate intrinsic value (a) (in thousands)
Outstanding at December 31, 2015	3,532	$48.74
Granted	1,047	$52.09
Exercised	(377)	$16.30
Canceled or forfeited	(467)	$55.04
Outstanding at December 31, 2016	3,735	$52.17	7.5	$93,081
Exercisable at December 31, 2016	1,926	$39.23	6.5	$70,991
Vested and expected to vest at December 31, 2016	3,735	$52.17	7.5	$93,081

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for the options that were in the money at December 31, 2016.

Restricted stock units

The following table summarizes the restricted stock unit activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2015	148	$65.79
Granted	263	52.12
Vested	(113)	46.17
Forfeited	(35)	46.65
Unvested balance at December 31, 2016	263	$63.07

Employee Stock Purchase Plan

On June 3, 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 ESPP authorizes the initial issuance of up to a total of 238,000 shares of the Company’s common stock to participating employees. The first offering period under the 2013 ESPP opened on August 1, 2014. During the years ended December 31, 2016 and 2015, 18,338 and 10,545 shares of common stock were issued under the 2013 ESPP.

13. 401(k) Savings plan

In 1997, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. The Company did not make any contributions to the 401(k) Plan through December 31, 2014. In February 2017 and 2016, the Company made contributions of approximately $1.0 million and $0.6 million, respectively, related to employee contributions made during 2016 and 2015, which is included in accrued expenses and other current liabilities as of December 31, 2016 and 2015.

14. Income taxes

The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
U.S.	$(210,188)	$(162,287)	$(61,118)
Foreign	(53,931)	(4,436)	612
Total	$(264,119)	$(166,723)	$(60,506)

The (benefit from) provision for income taxes were as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Current
Federal	$—	$—	$—
State	—	—	1
Foreign	—	60	—
Deferred
Federal	(588)	—	(9,390)
State	(24)	—	(2,408)
Foreign	—	—	—
Total income tax expense (benefit)	$(612)	$60	$(11,797)

A reconciliation of income tax (benefit) provision computed at the statutory federal income tax rate to the Company’s effective income tax rate (benefit) provision as reflected in the financial statements is as follows:

	Year ended December 31,
	2016	2015	2014
Federal income tax expense at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	3.3%	4.2%	4.0%
Permanent differences	(5.3%)	(6.4%)	(3.2%)
Research and development credit	15.0%	14.6%	25.7%
Foreign differential	(7.0%)	(1.0%)	0.0%
Other	0.0%	(0.5%)	0.0%
Change in valuation allowance	(39.9%)	(44.9%)	(41.0%)
Effective income tax rate benefit	0.1%	0.0%	19.5%

For the years ended December 31, 2016, 2015 and 2014, the Company recognized an income tax benefit (expense) of $0.6 million or 0.1%, $(0.1) million or 0.0% and $11.8 million or 19.5%, respectively. In 2014, the Company recorded a non-recurring tax benefit of $11.8 million due to the release of a portion of the valuation allowance due to taxable temporary differences available as a source of income to realize certain pre-existing deferred tax assets as a result of the acquisition of Pregenen.  Excluding the impact of this item, the Company’s overall tax provision and effective tax rate would have been zero. The Company did not recognize any significant tax benefit for the years ended December 31, 2016 and December 31, 2015 as the Company was subject to a full valuation allowance.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are comprised of the following (in thousands):

	Year ended December 31,
	2016	2015
Deferred tax assets:
U.S. net operating loss carryforwards	$106,064	$62,844
Foreign net operating loss carryforwards	—	194
Tax credit carryforwards	87,117	47,386
Capitalized research and development expenses, net	631	979
Capital lease	47,191	24,315
Deferred revenue	18,231	16,438
Capitalized license fees	11,752	5,488
Accruals and other	32,172	19,486
Total deferred tax assets	303,158	177,130
Intangible assets	(8,129)	(9,606)
Fixed assets	(48,902)	(26,681)
Less valuation allowance	(246,127)	(140,843)
Net deferred taxes	$—	$—

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The valuation allowance increased on a net basis by approximately $105.3 million during the year ended December 31, 2016 due primarily to net operating losses and tax credit carryforwards.

As of December 31, 2016, 2015 and 2014, the Company had U.S. federal net operating loss carryforwards of approximately $466.8 million, $347.5 million, and $130.0 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. As of December 31, 2016, 2015 and 2014, the Company also had U.S. state net operating loss carryforwards of approximately $456.8 million, $335.0 million, and $115.5 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2036. At December 31, 2016, $195.4 million and $195.4 million of federal and state net operating losses, respectively, relate to excess equity based compensation tax deductions, the benefits for which will be recorded to additional paid-in capital when recognized through a reduction of cash taxes paid. At December 31, 2016, 2015 and 2014, the Company also had approximately $0.0 million, $0.6 million, and $2.7 million, respectively, of foreign net operating loss carryforwards that may be available to offset future income tax liabilities; these carryforwards do not expire.

As of December 31, 2016, 2015 and 2014, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $83.2 million, $44.9 million, and $22.0 million, respectively, available to reduce future tax liabilities which expire at various dates through 2036. As of December 31, 2016, 2015 and 2014, the Company had state credit carryforwards of approximately $6.0 million, $3.8 million, and $2.0 million, respectively, available to reduce future tax liabilities which expire at various dates through 2031.

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016, 2015 and 2014, the Company had no significant accrued interest or penalties related to uncertain tax positions and no significant amounts have been recognized in the Company’s consolidated statements of operations and comprehensive income (loss).

For all years through December 31, 2016, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company or one of its subsidiaries files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2013 through December 31, 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

15. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2016	2015	2014
Warrants	—	—	177
Outstanding stock options	3,735	3,532	3,652
Restricted stock units	263	148	179
ESPP shares	11	3	6
Acquisition holdback	—	—	94
	4,009	3,683	4,108

16. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Total revenue	$1,499	$1,552	$1,552	$1,552	$6,155
Total operating expenses	58,879	61,527	79,692	73,887	273,985
Loss from operations	(57,380)	(59,975)	(78,140)	(72,335)	(267,830)
Net loss	(56,274)	(58,844)	(77,025)	(71,364)	(263,507)
Net loss per share applicable to common stockholders - basic and diluted	$(1.52)	$(1.59)	$(2.07)	$(1.88)	$(7.07)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Total revenue	$6,344	$4,940	$1,324	$1,471	$14,079
Total operating expenses	31,270	56,963	44,451	50,432	183,116
Loss from operations	(24,926)	(52,023)	(43,127)	(48,961)	(169,037)
Net loss	(24,787)	(51,795)	(42,924)	(47,277)	(166,783)
Net loss per share applicable to common stockholders - basic and diluted	$(0.76)	$(1.57)	$(1.18)	$(1.29)	$(4.81)

17. Subsequent events

The Company has evaluated all events or transactions that occurred after December 31, 2016. In the judgment of management, there were no material events that impacted the consolidated financial statements or disclosures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

By:	/s/ Nick Leschly
Nick Leschly
President, Chief Executive Officer and Director

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of bluebird bio, Inc. (the “Company”), hereby severally constitute and appoint Nick Leschly and Jeffrey Walsh, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nick Leschly	President, Chief Executive Officer and Director	February 22, 2017
Nick Leschly	(Principal Executive Officer and Duly Authorized Officer)

/s/ Jeffrey Walsh	Chief Financial and Strategy Officer	February 22, 2017
Jeffrey Walsh	(Principal Financial Officer and Duly Authorized Officer)

/s/ Eric Sullivan	Vice President, Finance and Treasurer	February 22, 2017
Eric Sullivan	(Principal Accounting Officer)

/s/ Daniel S. Lynch	Director	February 22, 2017
Daniel S. Lynch

/s/ Wendy L. Dixon, Ph.D.	Director	February 22, 2017
Wendy L. Dixon, Ph.D.

/s/ James Mandell, M.D..	Director	February 22, 2017
James Mandell, M.D.

/s/ John M. Maraganore, Ph.D..	Director	February 22, 2017
John M. Maraganore, Ph.D.

/s/ David P. Schenkein, M.D.	Director	February 22, 2017
David P. Schenkein, M.D.

/s/ Mark Vachon	Director	February 22, 2017
Mark Vachon

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1/A	333-188605	4.5	May 14, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.1	May 14, 2013

10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.2	May 14, 2013

10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1/A	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1/A	333-188605	10.6	May 14, 2013

10.7†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	—	—	—	Filed herewith

10.8†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1/A	333-188605	10.7	May 14, 2013

10.9†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1/A	333-188605	10.8	May 14, 2013

10.10†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.11†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015

10.12†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1/A	333-188605	10.9	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.13†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-188605	10.10	May 14, 2013

10.14†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1/A	333-188605	10.11	May 14, 2013

10.15†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 6, 2015

10.16	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016

10.17†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q	001-35966	10.16	November 2, 2016

10.18†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q	001-35966	10.17	November 2, 2016

10.19†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q	001-35966	10.18	November 2, 2016

10.20#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.21#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.22#	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.23#	Transitional Services and Separation Agreement by and between the Registrant and Mitch Finer	10-Q	001-35966	10.17	May 6, 2015

10.24#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.25#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.26#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016

10.27#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	—	—	—	Filed herewith

10.28#	Employment Agreement, dated October 20, 2014, by and between the Registrant and James DeTore	8-K	001-35966	10.1	November 10, 2014

10.29#	Separation Agreement, dated February 24, 2016, by and between the Registrant and James DeTore	10-Q	001-35966	10.27	May 4, 2016

10.30#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 6, 2015

10.31#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	—	—	—	Filed herewith

10.32#	Employment Agreement, dated November 23, 2016, by and between the Registrant and Susanna High	—	—	—	Filed herewith

10.33#	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.19	May 13, 2014

10.34#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.35#	Executive Cash Incentive Bonus Plan	S-1/A	333-188605	10.18	May 14, 2013

10.36	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.37	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

10.38	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	10-Q	001-35966	10.24	August 12, 2014

10.39	Consent to Assignment, dated September 30, 2016, by and among the Registrant, ARE-MA Region No. 50, LLC, and Foundation Medicine, Inc.	10-Q	001-35966	10.35	November 2, 2016

10.40	Assignment and Assumption of Lease, dated September 30, 2016, by and between the Registrant and Foundation Medicine, Inc.	10-Q	001-35966	10.36	November 2, 2016

10.41	Lease, dated June 29, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	10-Q	001-35966	10.29	August 6, 2015

10.42†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015

10.43	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	May 6, 2016

10.44	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	—	—	—	Filed herewith

10.45	Termination of Lease, dated February 10, 2017, by and between the Registrant and ARE-MA Region No. 38, LLC	—	—	—	Filed herewith

21.1	Subsidiaries of the Registrant	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.	—	—	—	Filed herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
#	Indicates a management contract or any compensatory plan, contract or arrangement.