Form 10-Q
period 2017-03-31
bluebird bio, Inc.
filed 2017-05-03
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-35966

bluebird bio, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3680878
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

60 Binney Street Cambridge, Massachusetts	02142
(Address of Principal Executive Offices)	(Zip Code)

(339) 499-9300

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 28, 2017, there were 40,950,146 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

Form 10-Q

For the Three Months Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par value amounts)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$216,001	$278,887
Marketable securities	418,067	425,491
Tenant improvements receivable	21,228	8,542
Prepaid expenses	8,730	8,209
Other current assets	3,285	3,085
Total current assets	667,311	724,214
Marketable securities	165,801	180,452
Property and equipment, net	181,720	156,955
Intangible assets, net	19,753	20,694
Goodwill	13,128	13,128
Restricted cash and other non-current assets	24,857	22,679
Total assets	$1,072,570	$1,118,122
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,769	$13,664
Accrued expenses and other current liabilities	44,307	54,660
Deferred revenue, current portion	19,560	6,209
Total current liabilities	72,636	74,533
Deferred rent, net of current portion	10,882	10,408
Deferred revenue, net of current portion	22,883	40,204
Contingent consideration, net of current portion	3,130	3,277
Financing lease obligation, net of current portion	147,555	120,140
Other non-current liabilities	105	120
Total liabilities	257,191	248,682
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 40,923 and 40,691 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	409	407
Additional paid-in capital	1,463,098	1,447,856
Accumulated other comprehensive loss	(1,252)	(1,149)
Accumulated deficit	(646,876)	(577,674)
Total stockholders’ equity	815,379	869,440
Total liabilities and stockholders’ equity	$1,072,570	$1,118,122

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Collaboration revenue	$6,832	$1,499
Total revenue	6,832	1,499
Operating expenses:
Research and development	55,028	41,911
General and administrative	20,284	15,955
Change in fair value of contingent consideration	1,433	1,013
Total operating expenses	76,745	58,879
Loss from operations	(69,913)	(57,380)
Other income, net	1,201	961
Loss before income taxes	(68,712)	(56,419)
Income tax benefit	—	145
Net loss	$(68,712)	$(56,274)
Net loss per share - basic and diluted:	$(1.68)	$(1.52)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	40,836	36,920
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of tax expense of $0.0 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively	(101)	1,319
Comprehensive loss	$(68,813)	$(54,955)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(68,712)	$(56,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	1,433	1,013
Depreciation and amortization	2,844	2,283
Stock-based compensation expense	11,481	10,143
Other non-cash items	838	868
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,105)	(2,271)
Accounts payable	(3,257)	(2,195)
Accrued expenses and other liabilities	(13,318)	211
Deferred revenue	(3,969)	9,222
Deferred rent	462	234
Net cash used in operating activities	(75,303)	(36,766)
Investing activities
Purchase of property and equipment	(26,024)	(3,894)
Purchases of marketable securities	(82,940)	(28,175)
Proceeds from maturities of marketable securities	104,510	96,515
Net cash (used in) provided by investing activities	(4,454)	64,446
Financing activities
Reimbursement of tenant improvements for financing lease obligation	13,831	—
Proceeds from issuance of common stock	3,040	639
Net cash provided by financing activities	16,871	639
(Decrease) increase in cash and cash equivalents	(62,886)	28,319
Cash and cash equivalents at beginning of period	278,887	164,269
Cash and cash equivalents at end of period	$216,001	$192,588
Non-cash investing and financing activities:
Assets acquired under financing lease obligation	$1,269	$12,513
Purchases of property and equipment included in accounts payable and accrued expenses	$5,971	$1,086
Tenant improvements under financing lease included in tenant improvements receivable	$12,687	$—

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of the business

bluebird bio, Inc. (the “Company” or “bluebird”) was incorporated in Delaware on April 16, 1992, and is headquartered in Cambridge, Massachusetts. The Company researches, develops, manufactures and plans to commercialize gene therapies for the treatment of severe genetic diseases and cancer. Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its product candidates, including activities to manufacture product candidates, conduct clinical studies of its product candidates, perform preclinical research to identify new product candidates and provide general and administrative support for these operations.

2. Summary of significant accounting policies and basis of presentation

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2017 and 2016.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2017.

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

Certain aggregations of prior year amounts have been made to conform to current year presentation. In the prior year balance sheet, tenant improvements receivable, prepaid expenses and other current assets are included within prepaid expenses and other current assets.

Summary of accounting policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2017.

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

Asset	Estimated useful life
Building	40 years
Computer equipment and software	3 years
Office and laboratory equipment	2 -5 years
Leasehold improvements	Shorter of the useful life or remaining lease term

Leases

In September 2015, the Company entered into a lease agreement for additional office and laboratory space located at 60 Binney Street, Cambridge, Massachusetts, which was built between 2015 and March 2017, at which time the building became the Company’s corporate headquarters. This lease expires in 2027, subject to the Company’s right to extend the lease for an additional 10 years. Because the Company was involved in the construction project, it was deemed for accounting purposes to be the owner of the building during the construction period. Accordingly, the Company recorded project construction costs incurred by the landlord as an asset in “Property and equipment, net” and a related financing obligation in “Accrued expenses and other current liabilities” and “Financing lease obligation, net of current portion” on its condensed consolidated balance sheets.

Upon completion of the construction of the building, the Company evaluated the lease and determined that it did not meet the criteria for “sale-leaseback” treatment. Accordingly, the Company depreciates the building and incurs interest expense related to the financing obligation recorded on its condensed consolidated balance sheet. The Company bifurcates its lease payments pursuant to the lease into (i) a portion that is allocated to the financing obligation related to the building and (ii) a portion that is allocated to the land on which the building was constructed. The portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced on September 2015 and is recorded on a straight-line basis over the initial lease term. See Note 7, “Commitments and contingencies,” for additional information.

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

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company estimates the fair value of its option awards to employees and directors using the Black-Scholes option pricing model, which requires the input of and subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of company specific historical and implied volatility data of its common stock, the Company uses a weighted-average of expected volatility based on the estimated expected volatilities of a representative group of publicly traded companies; this representative group includes the Company’s data effective January 2017. The other public companies on which the Company has based its expected stock price volatility are companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.  The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay dividends in the foreseeable future.

As a result of the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017, the Company accounts for forfeitures as they occur instead of estimating forfeitures at the time of grant and revising those estimates in subsequent periods if actual forfeitures differ from its estimates. Stock-based compensation expense recognized in the financial statements is based on awards for which performance or service conditions are expected to be satisfied.

Consistent with the guidance in FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, the fair value of each non-employee stock option and warrant award is estimated at the date of grant using the Black-Scholes option pricing model with assumptions generally consistent with those used for employee stock options, with the exception of expected term, which is over the contractual life.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, among others: subsequent fair value estimates used to assess potential impairment of long-lived assets, including goodwill and intangible assets, financing lease obligation, contingent consideration, stock-based compensation expense, accrued expenses, revenue and income taxes.

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective on January 1, 2018 and earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Topic 606 allows for either a full retrospective adoption, in which the standard is applied to all of the periods presented, or a modified retrospective application, in which the standard is applied to the most current period presented in the financial statements. As of March 31, 2017, revenue is generated exclusively from the Company’s collaboration arrangement with Celgene. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations as it relates to this single arrangement, and expects to elect the modified retrospective application as its transition method. The Company is continuing to assess the impact of ASC 606 to its collaboration with Celgene, it is expected that the evaluation of variable consideration, and in particular, milestone payments due from Celgene will require further judgement to assess whether to include them in the transaction price, which could accelerate revenue recognition compared to ASC 605.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies share-based payment accounting through a variety of amendments. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard effective January 1, 2017.  The adoption of this standard impacted the income tax footnote disclosure and did not have a material impact on the Company’s condensed consolidated financial statements as of March 31, 2017. Upon adoption of the new standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company has applied the modified retrospective adoption approach beginning in 2017 and prior periods have not been adjusted.  As a result, the Company established a net operating loss deferred tax asset of $76.7 million to account for prior period excess tax benefits through retained earnings, however an offsetting valuation allowance of $76.7 million will also be established through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there is no impact on the Company’s condensed consolidated financial statements. The Company also elected to account for forfeitures as they occur, and recorded a cumulative catch up of $0.5 million within additional paid-in capital and retained earnings upon adoption.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“Topic 230”). The new standard clarifies certain aspects of the statement of cash flows, including the classification of contingent consideration payments made after a business combination and several other clarifications not currently applicable to the Company. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The new standard will be effective for the Company on January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated statements of cash flows upon adoption.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective January 1, 2018, with early adoption permitted. As of March 31, 2017, the Company has not elected to early adopt this guidance, but expects the adoption to have an impact on its consolidated statement of cash flows as, upon adoption, it will include the Company’s restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities.

In April 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (“Subtopic 310-20”). The new standard amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. Subtopic 310-20 calls for a modified retrospective application under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The new standard will be effective beginning January 1, 2019, and early adoption is permitted for public entities. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3. Marketable securities

The following table summarizes the available-for-sale securities held at March 31, 2017 and December 31, 2016 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017
U.S. government agency securities and treasuries	$580,667	$11	$(656)	$580,022
Certificates of deposit	3,840	6	—	3,846
Total	$584,507	$17	$(656)	$583,868
December 31, 2016
U.S. government agency securities and treasuries	$600,001	$34	$(575)	$599,460
Certificates of deposit	6,480	6	(3)	6,483
Total	$606,481	$40	$(578)	$605,943

No available-for-sale securities held as of March 31, 2017 or December 31, 2016 had remaining maturities greater than three years.

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2017
Assets:
Cash and cash equivalents	$216,001	$209,309	$6,692	$—
Marketable securities:
U.S. government agency securities and treasuries	580,022	—	580,022	—
Certificates of deposit	3,846	—	3,846	—
Total assets	$799,869	$209,309	$590,560	$—
Liabilities:
Contingent consideration	$9,189	$—	$—	$9,189
Total liabilities	$9,189	$—	$—	$9,189
December 31, 2016
Assets:
Cash and cash equivalents	$278,887	$278,887	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	599,460	—	599,460	—
Certificates of deposit	6,483	—	6,483	—
Total assets	$884,830	$278,887	$605,943	$—
Liabilities:
Contingent consideration	$7,756	$—	$—	$7,756
Total liabilities	$7,756	$—	$—	$7,756

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of March 31, 2017, cash and cash equivalents comprise funds in cash, money market accounts, federally insured deposits and U.S. Treasury securities. As of December 31, 2016, cash and cash equivalents comprise funds in cash, money market accounts and federally insured deposits.

Marketable securities

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2017 and December 31, 2016, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale marketable securities. There were no realized gains on the sale or maturity of available-for-sale securities during the three months ended March 31, 2017, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2017 and December 31, 2016 was $494.2 million and $376.1 million, respectively. As of March 31, 2017 and December 31, 2016, there were $53.3 million and $95.5 million in securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of March 31, 2017 and December 31, 2016.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of preclinical, clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2017 to 2026 and discount rates ranging from 13.2% to 15.4%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations, which include Level 3 inputs (in thousands):

Three Months Ended
March 31, 2017
Beginning balance	$7,756
Additions	—
Changes in fair value	1,433
Payments	—
Ending balance	$9,189

The Company may be required to make up to $129.0 million in remaining future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain milestones related to the Pregenen technology, of which $9.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones, and $99.9 million relates to commercial milestones. The milestone achievement end date for the remaining preclinical milestones is June 30, 2017, with other milestone achievement end dates occurring between 2021 and 2028. As of March 31, 2017, $6.1 million of the fair value of the Company’s total contingent consideration obligations was reflected as a component of accrued expenses and other current liabilities within the condensed consolidated balance sheets, with the remaining balance of $3.1 million reflected as a non-current liability.

5. Property and equipment, net

Property and equipment, net, consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Building	122,451	—
Computer equipment and software	5,528	1,655
Office equipment	2,977	1,427
Laboratory equipment	16,497	16,305
Leasehold improvements	13,697	13,697
Construction-in-progress	34,854	136,315
Total property and equipment, gross	196,004	169,399
Less accumulated depreciation and amortization	(14,284)	(12,444)
Total Property and equipment, net	$181,720	$156,955

As of March 31, 2017, total property and equipment, gross, includes $153.2 million related to the Company’s new headquarters at 60 Binney Street in Cambridge, Massachusetts, of which $147.9 million was incurred by the landlord. The majority of the 60 Binney Street building was placed into service during the first quarter of 2017, except for $30.8 million that remains in construction-in-progress as of March 31, 2017 related to two office floors that were subsequently completed and placed into service in April 2017. Construction-in-progress as of December 31, 2016 included $126.9 million related to remaining construction costs at 60 Binney Street, of which $120.1 million was incurred by the landlord. Please refer to Note 7, "Commitments and contingencies," for further information.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Employee compensation	$6,251	$11,296
Accrued goods and services	29,538	34,275
Accrued license and milestone fees	285	2,464
Accrued professional fees	1,393	1,492
Deferred rent, current portion	—	11
Contingent consideration, current portion	6,059	4,479
Other	781	643
Total accrued expenses and other current liabilities	$44,307	$54,660

7. Commitments and contingencies

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2017 and December 31, 2016 or royalties on future sales of specified products.

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

Operating Lease Commitments

On June 3, 2013, the Company entered into a nine-year building lease for approximately 43,600 square feet of space located at 150 Second Street, Cambridge, Massachusetts, which commenced in December 2013. This lease was amended in June 2014 to add approximately 9,900 square feet. The lease originally had monthly lease payments of $0.2 million for the first 12 months, which increased to $0.3 million per month beginning in December 2014 due to the lease amendment, with annual rent escalations thereafter. Rent expense is recognized on a straight-line basis over the term of the lease. The lease provided a contribution from the landlord towards the initial build-out of the space of up to $7.8 million. The Company capitalizes the leasehold improvements as property and equipment and records the landlord incentive payments received as deferred rent and amortizes these amounts as reductions to rent expense over the lease term. In addition, in accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1.3 million, naming the landlord as beneficiary, which has a balance of $0.6 million as of March 31, 2017.

On September 30, 2016, the Company entered into an Assignment and Assumption of Lease (“Assignment”) relating to its lease at 150 Second Street. Under the Assignment, the Company will assign all of its rights, interests, obligations and responsibilities under the lease, to be effective as of the later of May 1, 2017 or the first day following the Company’s surrender of the leased premises in accordance with the lease. The Company vacated and surrendered the premises on April 30, 2017 in accordance with the early termination provisions of the lease.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On June 29, 2015, the Company entered into a lease agreement for additional office space located at 215 First Street, Cambridge, Massachusetts.  Under the terms of the lease, the Company leased approximately 15,120 square feet starting on July 13, 2015 for $0.5 million per year in base rent, which is subject to a 3% annual rent increase plus certain operating expenses and taxes. The lease will continue until the end of the 60th full calendar month following the date the landlord delivers the premises to the Company, and includes early termination provisions that could allow the Company to terminate the lease without penalty at the end of the 20th full calendar month following the delivery of the premises if the Company meets certain conditions specified within the lease.  Under the terms of the lease, the Company has also leased an additional 8,075 square feet of office space in the same premises starting on January 1, 2016 for an additional $0.3 million per year in base rent, which is subject to a 3% annual rent increase plus certain operating expenses and taxes.  The Company terminated this lease effective April 12, 2017.

On June 3, 2016, the Company entered into a strategic manufacturing agreement for the future commercial production of the Company’s Lenti-D and LentiGlobin product candidates with a contract manufacturing organization. Under this 12 year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, the Company is required to pay $12.5 million upon the achievement of certain contractual milestones, and may pay up to $8.0 million in additional contractual milestones if the Company elects its option to lease additional suites. The Company paid $5.0 million for the achievement of the first and second contractual milestones during 2016 and paid the third milestone of $3.0 million during the first quarter of 2017, which is reflected as a component of other non-current assets within the condensed consolidated balance sheets. Following construction completion, the Company will pay $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites. The Company may terminate this agreement any time after July 1, 2016 upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. The Company concluded that this agreement contains an embedded lease as the suites are designated for the Company’s exclusive use during the term of the agreement. The Company concluded that it is not the deemed owner during construction nor is it a capital lease under ASC 840-10, Leases - Overall.  As a result, the Company will account for the agreement as an operating lease and expense the rental payments on a straight-line basis over the non-cancellable term of the embedded lease.

On November 18, 2016, the Company entered into an agreement for future clinical and commercial production of the Company’s LentiGlobin gene therapy drug products with a contract manufacturing organization at an existing facility. The term of the agreement is five years with a three year renewal at the mutual option of each party. Under the agreement, the Company is required to pay an up-front fee of €3.0 million, €2.0 million of which was paid in the fourth quarter of 2016 and €1.0 million of which is expected to be paid in mid-2018, and annual maintenance and production fees of up to €9.8 million, depending on its production needs. The Company may terminate this agreement with six months’ notice and a one-time termination fee prior to July 1, 2018, or twelve months’ notice and a one-time termination fee thereafter. The Company concluded that this agreement contains an embedded lease as the clean rooms are designated for the Company’s exclusive use during the term of the agreement, and determined that it is not a capital lease under ASC 840-10, Leases – Overall . As a result, the Company will account for the agreement as an operating lease and expense the rental payments on a straight-line basis over the non-cancellable term of the embedded lease.

60 Binney Street Lease Commitments

On September 21, 2015, the Company entered into a lease agreement for additional office and laboratory space located in a building (the “Building”) at 60 Binney Street, Cambridge, Massachusetts (the “60 Binney Street Lease”).  Under the terms of the 60 Binney Street Lease, starting on October 1, 2016, the Company will lease approximately 253,108 square feet of office and laboratory space at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes.  The Company also executed a $9.2 million letter of credit upon signing the 60 Binney Street Lease, which was required to be collateralized with a bank account at a financial institution in accordance with the 60 Binney Street Lease agreement. This letter of credit was increased to $13.8 million during the third quarter of 2016 as required under the terms of the lease. Subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease back to $9.2 million over time. The 60 Binney Street Lease will continue until the end of the 120th full calendar month following March 2017, the date the Company occupied the Building, or until other conditions specified in the 60 Binney Street Lease occur.  Pursuant to a work letter entered into in connection with the 60 Binney Street Lease, the landlord will contribute an aggregate of $42.4 million toward the cost of construction and tenant improvements for the Building. The purpose of the 60 Binney Street Lease is to replace the Company’s current leased premises at 150 Second Street and 215 First Street in Cambridge, Massachusetts. The Company has the option to extend the 60 Binney Street Lease for two successive five-year terms. The Company occupied 60 Binney Street on March 27, 2017.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Because the Company was involved in the construction project, including having responsibility to pay for a portion of the costs of finish work and mechanical, electrical, and plumbing elements of the Building, among other items, the Company was deemed for accounting purposes to be the owner of the Building during the construction period. Accordingly, costs that were incurred by the landlord directly or indirectly through reimbursement to the Company as part of its tenant improvement allowance have been recorded as an asset in “Property and equipment, net” with a related financing obligation in “Accrued expenses and other current liabilities” and “Financing lease obligation, net of current portion” on the Company’s condensed consolidated balance sheets. Tenant improvement costs that are reimbursable by the landlord and have not yet been paid to the Company are also recorded in “Prepaid expenses and other current assets” on the Company’s condensed consolidated balance sheets. Tenant improvement costs that are not reimbursable by the landlord are only recorded in “Property and equipment, net” on the Company’s condensed consolidated balance sheets.

The Company evaluated the 60 Binney Street Lease upon occupancy on March 27, 2017 and determined that the 60 Binney Street Lease did not meet the criteria for “sale-leaseback” treatment. This determination was based on, among other things, the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Accordingly, upon occupancy, the Company commenced depreciating the portion of the building in service over a useful life of 40 years and incurred interest expense related to the financing obligation, which was immaterial to the condensed consolidated statement of operations for the three months ended March, 31, 2017.

The Company bifurcates its lease payments pursuant to the 60 Binney Street Lease into (i) a portion that is allocated to the Building and (ii) a portion that is allocated to the land on which the Building has been constructed, which is recorded as rental expense. The Company began making lease payments pursuant to the 60 Binney Street Lease in March 2017. The portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the 60 Binney Street Lease in September 2015. During the three months ended March 31, 2017, the Company recognized $0.5 million of non-cash rental expense attributable to the land.

As of March 31, 2017, Property and equipment, net, includes $153.2 million related to the Building, of which $147.9 million has been incurred by the landlord. As of March 31, 2017, Prepaid expenses and other current assets includes $21.2 million of tenant improvement costs reimbursable by the landlord that had not yet been received. A rental payment of $1.5 million was made by the Company to the landlord during the three months ended March 31, 2017.

As of December 31, 2016, Property and equipment, net, includes $126.9 million related to the Building, of which $120.1 million has been incurred by the landlord. As of December 31, 2016, Prepaid expenses and other current assets includes $8.5 million of tenant improvement costs reimbursable by the landlord that had not yet been received, $7.8 million of which was received by the Company in January 2017.

8. Significant agreements

Celgene Corporation

Original Collaboration Agreement

On March 19, 2013, the Company entered into a Master Collaboration Agreement (the “Collaboration Agreement”) with Celgene Corporation (“Celgene”) to discover, develop and commercialize potentially disease-altering gene therapies in oncology. The collaboration is focused on applying gene therapy technology to genetically modify a patient’s own T cells, known as chimeric antigen receptor, or CAR T cells, to target and destroy cancer cells. Additionally, on March 19, 2013, the Company entered into a Platform Technology Sublicense Agreement (the “Sublicense Agreement”) with Celgene pursuant to which the Company obtained a sublicense to certain intellectual property from Celgene, originating under Celgene’s license from Baylor College of Medicine.

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

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

On February 10, 2016, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb2121, the first product candidate under the Amended Collaboration Agreement, pursuant to an executed license agreement entered into by the parties on February 16, 2016 and paid the associated $10.0 million option fee. The Company may now elect to co-develop and co-promote the product candidate within the United States which it currently expects to elect. The Company’s election to co-develop and co-promote must be made at the substantial completion of the Phase 1 trial of bb2121. The Company will share equally in all costs relating to developing, commercializing and manufacturing the product candidate within the United States if it elects to co-develop and co-promote bb2121 with Celgene. In the event the Company does not exercise its option to co-develop and co-promote bb2121, the Company will receive an additional fee in the amount of $10.0 million.

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

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company determined that each of the identified deliverables that qualify as a separate unit of accounting continue to have the same period of performance (the three year term through projected initial Phase I clinical study substantial completion) and the same pattern of revenue recognition, ratably over the period of performance as there is no other discernible pattern of recognition, and therefore there is no change in the recognition of $17.3 million allocated to these three elements. As of March 31, 2017, this will continue to be recognized over a three year term that began in June 2015.

However, the Company concluded that the license to bb2121 does not have standalone value from one of the undelivered elements, the post-initial Phase I the manufacture of vectors and associated payload for bb2121 under the license, because the manufacturing is essential to the license agreement. The Company is required to reassess its conclusions on standalone value of deliverables upon delivery, and therefore, upon commencement of manufacturing services in the first quarter of 2017, the Company updated its assessment. The Company determined that there were no changes and that the bb2121 license agreement continues to not have standalone value from the manufacturing services. Accordingly, these two deliverables qualify as a single combined unit of accounting.

Revenue recognition for the combined unit of accounting commenced during the first quarter of 2017 after the Company reached agreement with Celgene regarding the budget and timing for such manufacturing services. Accordingly, revenue of $4.9 million was recognized during the three months ended March 31, 2017 related to the combined unit of accounting. The Company recognizes revenue associated with the combined unit of accounting using the proportional performance method. In using this method, the Company estimated, through discussions with Celgene regarding their development plan for bb2121, the proportion of effort it incurred as a percentage of total effort it expects to incur and applied this ratio to the total estimated budget for the post-initial Phase I manufacture of vectors and associated payload for bb2121. In developing the total estimated budget, management assumed that the Company will exercise its option to co-develop and co-promote bb2121 and therefore is currently recognizing revenue related to 67.5% of worldwide development costs incurred, which represents the percentage the Company is contractually entitled to bill Celgene under the cost share provisions of the co-develop and co-promote agreement. While not material in the first quarter of 2017, costs incurred and billable by Celgene to the Company under the co-develop and co-promote agreement will be recorded in future quarters as contra-revenue. In the event that the Company does not exercise its option to co-develop and co-promote bb2121, the Company expects to recognize the remaining 32.5% of worldwide development costs, as Celgene would be responsible for 100% of costs incurred. Actual costs could materially differ from these estimates, and management has applied significant judgment in the process of developing its budget estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. Assuming the co-develop and co-promote agreement is executed and other revenue recognition criteria have been met, the Company expects to recognize approximately $77.6 million, before any offsetting expenses reimbursable to Celgene, between the commencement of post-Phase 1 development in the first quarter of 2017 and the end of development in 2021. The period of performance and recognition pattern will be revisited as the development plan changes or if other events impacting the deliverables occur. The Company also recognized $0.4 million of revenue related to other development costs incurred, which are not related to the combined unit of accounting but are billable under the collaboration agreement.

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

During the three months ended March 31, 2017 and 2016, the Company recognized $6.8 million and $1.5 million, respectively, of revenue associated with its collaboration with Celgene related to research and development services, delivery of the license to bb2121 and manufacturing services for bb2121 vector and plasmids. As of March 31, 2017 and December 31, 2016, there was $42.4 million and $46.4 million, respectively, of total deferred revenue related to the Company’s collaboration with Celgene, which is classified as current or non-current in the condensed consolidated balance sheets. As of March 31, 2017, Restricted cash and other non-current assets includes a $2.9 million receivable related to cost reimbursement from Celgene for bb2121 development costs incurred to date.

9. Stock-based compensation

In January 2017, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 1.6 million shares as a result of the automatic increase provision of the 2013 Plan. As of March 31, 2017, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 2.0 million.

Stock-based compensation expense

Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	$9,342	$8,926
Restricted stock units	1,956	1,127
Employee stock purchase plan	183	90
	$11,481	$10,143

As of March 31, 2017, the Company had $121.7 million of unrecognized stock-based compensation expense related to unvested stock options, restricted stock units and the employee stock purchase plan, which is expected to be recognized over a weighted-average period of 2.8 years.

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$5,654	$4,681
General and administrative	5,827	5,462
	$11,481	$10,143

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock options

The following table summarizes the stock option activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2016	3,735	$52.17
Granted	696	$76.37
Exercised	(181)	$15.18
Canceled or forfeited	(47)	$88.88
Outstanding at March 31, 2017	4,203	$57.35
Exercisable at March 31, 2017	2,070	$42.63
Vested and expected to vest at March 31, 2017	4,203	$57.35

During the three months ended March 31, 2017, 0.2 million shares of common stock were exercised, resulting in total proceeds to the Company of $2.7 million. In accordance with the Company’s equity award plans, the shares were issued from a pool of shares reserved for issuance under the equity award plans.

Restricted stock units

The following table summarizes the restricted stock unit activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2016	263	$63.07
Granted	205	$78.88
Vested	(39)	$50.08
Forfeited	(3)	$57.10
Unvested balance at March 31, 2017	426	$71.92

Employee stock purchase plan

On June 3, 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 ESPP authorizes the initial issuance of up to a total of 238,000 shares of the Company’s common stock to participating employees. The first offering period under the 2013 ESPP opened on August 1, 2014. During the three months ended March 31, 2017 and 2016, 11,079 shares and 9,758 shares of common stock were issued under the 2013 ESPP, respectively.

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

Notes to Condensed Consolidated Financial Statements

(unaudited)

11. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Outstanding stock options	4,203	4,104
Restricted stock units	426	320
ESPP shares	11	10
	4,640	4,434

12. Subsequent Events

On April 26, 2017, the Company entered into a worldwide license agreement around its proprietary lentiviral vector platform with Novartis Pharma AG (“Novartis”). Under the terms of the agreement with Novartis, Novartis will non-exclusively license certain patent rights related to lentiviral vector technology to develop and commercialize chimeric antigen receptor T cell (CAR T) therapies for oncology, including CTL019, Novartis’s anti-CD19 CAR T investigational therapy.  Financial terms of the agreement include a $7.5 million payment upon execution, $7.5 million of potential future milestone payments, and $1.1 million of payments for subsequently licensed products, as well as low single digit royalty payments on net sales of covered products.

On April 28, 2017, the Company entered into a worldwide license agreement around its proprietary lentiviral vector platform with GlaxoSmithKline Intellectual Property Development Limited (“GSK”). Under the terms of the agreement, GSK will non-exclusively license certain patent rights related to lentiviral vector technology to develop and commercialize gene therapies for Wiscott-Aldrich syndrome and metachromatic leukodystrophy, two rare genetic diseases. Financial terms of the agreement include an upfront payment of $3.0 million as well as $1.3 million of potential milestone payments for each marketing authorization for each indication in any country as well as low single digit royalties on net sales of covered products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 22, 2017.

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

We are conducting four clinical studies of our LentiGlobin product candidate: a Phase I/II study in the United States, Australia, and Thailand for the treatment of subjects with TDT, called the Northstar Study (HGB-204); a multi-site, international, Phase III study for the treatment of subjects with TDT and a non-β0/β0 genotype, called the Northstar-2 Study (HGB-207); a single-center Phase I/II study in France for the treatment of subjects who with TDT or with severe SCD (HGB-205); and a multi-site Phase I study in the United States for the treatment of subjects with severe SCD (HGB-206). We have achieved our enrollment target of 18 patients in the Northstar Study. In addition, we intend to initiate in 2017 our planned Phase III study of our LentiGlobin product candidate for patients with TDT and a β0/β0 genotype, called the Northstar-3 Study (HGB-212). Both TDT and severe SCD are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans. Our LentiGlobin product candidate has been granted Orphan Drug status by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, for the treatment of both β-thalassemia and SCD. Our LentiGlobin product candidate was granted Fast-Track designation by the FDA for the treatment of β-thalassemia major and for the treatment of certain patients with severe SCD. The FDA has granted Breakthrough Therapy designation to our LentiGlobin product candidate for the treatment of transfusion-dependent patients with β-thalassemia major. The EMA has granted access to its Priority Medicines (PRIME) scheme for our LentiGlobin product candidate for the treatment of TDT. Based on our discussions with the EMA, we believe that it is possible to seek conditional approval for our LentiGlobin product candidate, with our improved manufacturing process, for the treatment of subjects with TDT and a non-β0/β0 genotype on the basis of the totality of the clinical data from our ongoing Northstar Study and supportive ongoing HGB-205 study, together with the data available from our ongoing Northstar-2 Study at the time of filing. This plan is contingent upon these studies demonstrating acceptable safety and efficacy, and in particular transfusion independence as the primary endpoint, and a reduction in transfusion requirements as a secondary endpoint, for efficacy analyses.

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

In March 2013, we entered into a global strategic collaboration with Celgene Corporation, or Celgene, to discover, develop and commercialize chimeric antigen receptor-modified T cells, or CAR T cells, as potentially disease-altering therapies in oncology. This collaboration had an initial term of three years, and Celgene made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. In June 2015, we amended and restated the collaboration agreement, or the Amended Collaboration Agreement, to focus exclusively on anti-BCMA product candidates for a new three-year term.  B-cell maturation antigen, or BCMA, is a cell surface protein that is expressed on normal plasma cells and on most multiple myeloma cells, but is absent from other normal tissues. As consideration for the Amended Collaboration Agreement, we received an upfront, non-refundable cash payment of $25.0 million to fund research and development under the collaboration.  During the three months ended March 31, 2017 and March 31, 2016, we recognized $6.8 million and $1.5 million of revenue associated with our collaboration with Celgene. As of March 31, 2017 and December 31, 2016, we have classified $42.4 million and $46.4 million of deferred revenue related to our collaboration with Celgene as current or non-current in the accompanying balance sheets. In February 2016, we initiated a Phase I clinical study of bb2121, the first anti-BCMA product candidate from this collaboration, and we exclusively licensed to Celgene the right to develop and commercialize bb2121. Celgene announced plans to initiate a pivotal trial for bb2121 in relapsed/ refractory multiple myeloma in 2017. We may elect to co-develop and co-promote bb2121, and any other product candidates in the United States under this collaboration arrangement. In addition, we anticipate initiating in 2017 a Phase I clinical study in the United States to evaluate the safety and efficacy of bb21217, the next anti-BCMA CAR T cell product candidate arising from our collaboration with Celgene, which would result in a $15.0 million payment to us if Celgene exercises its option to exclusively license this product candidate.

In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing and cell signaling technology. The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology, of which $15.0 million relates to preclinical milestones, $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $9.2 million as of March 31, 2017, $6.1 million of which is classified as a current liability.

As of March 31, 2017, we had cash, cash equivalents and marketable securities of approximately $799.9 million. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations into the second half of 2019.

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

We have never been profitable and have incurred net losses in each year since inception. Our net loss was $68.7 million for the three months ended March 31, 2017 and our accumulated deficit was $646.9 million as of March 31, 2017. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•	conduct clinical studies for our LentiGlobin, Lenti-D, bb2121, and bb21217 product candidates;
•	increase research and development-related activities for the discovery and development of oncology product candidates;
•	continue our research and development efforts;

•	manufacture clinical study materials and develop large-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates; and
•	add personnel to support our product development and commercialization efforts.

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

We expect that $17.3 million of revenue from the Celgene arrangement associated with discovery, research and development services, joint steering committee services and patent committee services will be recognized ratably over the associated period of performance, which was estimated to be three years from the date of the agreement in June 2015. Assuming the co-develop and co-promote agreement is executed and other revenue recognition criteria have been met, we expect to recognize approximately $77.6 million, before any offsetting expenses reimbursable to Celgene, associated with the license to bb2121 and the manufacture of vector and associated payload for bb2121 following the initial Phase I study. This will be recognized using the proportional performance method between 2017 and 2021. The period of performance and recognition pattern will be revisited as the development plan changes or if other events impacting the deliverables occur.

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

•

We are conducting the Northstar Study (HGB-204), a Phase I/II clinical study in the United States, Australia and Thailand to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT. In March 2014, we announced that the first subject had been treated in this study. In May 2016, we announced that this study has been fully enrolled.

•

We are conducting the HGB-205 study, a Phase I/II clinical study in France to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT and of subjects with severe SCD. In December 2013, we announced that the first subject with TDT had been treated in this study and in October 2014, we announced that the first subject with severe SCD had been treated in this study. In February 2017, we announced that this study has been fully enrolled.

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

•

In 2017, we are planning to initiate the Northstar-3 Study (HGB-212), a Phase III study at multiple sites internationally to examine the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT and a β0/β0 genotype.

•

We are conducting the CRB-401 study, a Phase I clinical study in the United States to study the safety and efficacy of our bb2121 product candidate in the treatment of subjects with relapsed/refractory multiple myeloma. In February 2016, we announced that the first subject with relapsed/refractory multiple myeloma had been treated in this study.

•

In 2017, we are planning to initiate the CRB-402 study, a Phase I clinical study of bb21217, our next-generation anti-BCMA product candidate in the treatment of subjects with relapsed/refractory multiple myeloma.

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
LentiGlobin	$20,509	$15,200
Lenti-D	3,984	2,777
bb2121	6,051	3,403
Pre-clinical programs	4,583	3,839
Total direct research and development expense	35,127	25,219
Employee-and contractor-related expenses	4,418	3,899
Stock-based compensation expense	5,654	4,681
Platform-related expenses	3,623	3,273
Facility expenses	5,992	4,428
Other expenses	214	411
Unallocated personnel and other expenses	19,901	16,692
Total research and development expense	$55,028	$41,911

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development, commercial and human resource functions. Other general and administrative expenses include facility-related costs, professional fees for accounting, tax, legal and consulting services, directors’ fees and expenses associated with obtaining and maintaining patents.

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

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2017, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 22, 2017.

Results of Operations

Comparison of the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Revenue:
Collaboration revenue	$6,832	$1,499	$5,333
Total revenue	6,832	1,499	5,333
Operating expenses:
Research and development	55,028	41,911	13,117
General and administrative	20,284	15,955	4,329
Change in fair value of contingent consideration	1,433	1,013	420
Total operating expenses	76,745	58,879	17,866
Loss from operations	(69,913)	(57,380)	12,533
Other income, net	1,201	961	(240)
Loss before income taxes	(68,712)	(56,419)	12,293
Income tax benefit (expense)	—	145	145
Net loss	$(68,712)	$(56,274)	$12,438

Revenue. Total revenue was $6.8 million for the three months ended March 31, 2017, compared to $1.5 million for the three months ended March 31, 2016. The increase of $5.3 million was primarily attributable to the commencement of revenue recognition for the bb2121 license and manufacturing services under our agreement with Celgene.

Research and development expenses. Research and development expenses were $55.0 million for the three months ended March 31, 2017, compared to $41.9 million for the three months ended March 31, 2016. The increase of $13.1 million was primarily attributable to the following:

•	$3.6 million of increased employee compensation and benefit expense primarily due to an increase in headcount to support overall growth.
•

$5.8 million of increased manufacturing expenses and $2.6 million of increased clinical trial related costs to support the advancement of our clinical and pre-clinical programs, partially offset by a decrease in lab expenses of $0.5 million.

•	$1.6 million of increased facilities and information technology expenses.

General and administrative expenses. General and administrative expenses were $20.3 million for the three months ended March 31, 2017, compared to $16.0 million for the three months ended March 31, 2016. The increase of $4.3 million was primarily attributable to increased compensation and benefit expenses of $1.7 million due to an increase in headcount, and increased facilities expenses of $1.3 million to support overall growth, as well as $1.2 million to support our pre-commercial efforts.

Other income, net. The change in other income, net was primarily related to increased interest income of $0.2 million due to increased marketable securities balances.

Liquidity and Capital Resources

As of March 31, 2017, we had cash, cash equivalents and marketable securities of approximately $799.9 million. We expect cash, cash equivalents and marketable securities to fund our planned operations into the second half of 2019. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2017, our funds are held in cash, money market accounts, federally insured deposits, U.S. Treasury securities, U.S. government agency securities and certificates of deposit.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of March 31, 2017 we had an accumulated deficit of $646.9 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(75,303)	$(36,766)
Investing activities	(4,454)	64,446
Financing activities	16,871	639
(Decrease) increase in cash and cash equivalents	$(62,886)	$28,319

Cash Flows from Operating Activities. The $38.5 million increase in cash used in operating activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was partially due to the increase in net loss during this period of $12.4 million, which was driven by increased payroll and payroll-related expenses and spending on our clinical and pre-clinical stage programs. Cash used in operating activities was also driven by a net decrease in operating assets and liabilities during the first quarter of 2017 of $23.2 million. This was driven by a decrease in accrued expenses and other liabilities of $13.3 million, which primarily related to payments of accrued bonus, accrued 401(k) match contributions and accrued goods and services, as well as a decrease in deferred revenue of $4.0 million related to the commencement of revenue recognition under our collaboration with Celgene related to its license to bb2121 and our manufacturing of vectors and associated payload for bb2121.

Cash Flows from Investing Activities. The $68.9 million increase in cash used in investing activities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to $82.9 million in purchases of marketable securities in the first quarter of 2017 compared to $28.2 million in purchases of marketable securities in the first quarter of 2016, $26.0 million in purchases of property and equipment in the first quarter of 2017 compared to $3.9 million in purchases of property and equipment in the first quarter of 2016, offset by $104.5 million in cash received from the maturities of marketable securities in the first quarter of 2017 compared to $96.5 million in cash received from maturities in the first quarter of 2016.

Cash Flows from Financing Activities. The $16.2 million increase in net cash provided by financing activities was primarily due to $13.8 million of reimbursements from our landlord for tenant improvements related to our 60 Binney Street lease received during the three months ended March 31, 2017.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 22, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of March 31, 2017 and December 31, 2016, we had cash, cash equivalents and marketable securities of $799.9 million and $884.8 million, respectively, primarily invested in U.S. government agency securities, federally insured certificates of deposit and money market accounts invested in U.S. Treasuries or U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2017, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $4.6 million.

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

As of March 31, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2017, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the Securities and Exchange Commission, or the SEC, on February 22, 2017.

Risks related to the discovery and development of our product candidates

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval. Currently, no gene therapy products have been approved in the United States and only a few products have been approved in the European Union, or EU.

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

In addition, the clinical study requirements of the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Currently, only a few gene therapy products have been approved in the Western world, including UniQure’s Glybera, which received marketing authorization in the EU in 2012, and GlaxoSmithKline’s Strimvelis, which received marketing authorization in the EU in 2016. Given the few precedents of approved gene therapy products, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the EU or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

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

* There can be no assurance that we will ultimately receive conditional marketing approval of our LentiGlobin product candidate in the European Union, or the nature of the conditions that would be imposed on us if conditionally approved.

The EMA Adaptive Pathways program in which we are participating is intended to facilitate either an initial approval in a well-defined patient subgroup with a high medical need and subsequent widening of the indication to a larger patient population, or an early regulatory approval (e.g. conditional approval), which is prospectively planned, and where uncertainty is reduced through the collection of post-approval data on a drug’s use in patients. Based on our discussions with the EMA, we believe that it is possible to seek conditional approval of a MAA for our LentiGlobin product candidate, with our improved manufacturing process, for the treatment of subjects with TDT and a non-β0/β0 genotype on the basis of the totality of the clinical data from our ongoing Northstar Study and supportive ongoing HGB-205 study, together with the data available from our ongoing Northstar-2 Study at the time of filing, assuming that these studies demonstrate acceptable safety and efficacy, and in particular transfusion independence as the primary endpoint, and a reduction in transfusion requirements as a secondary endpoint, for efficacy analyses.

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

The manufacturing processes for our lentiviral vectors and our product candidates are complex. We have developed and have implemented an improved manufacturing process of our LentiGlobin drug product that will be administered in our Northstar-2 Study in patients with TDT and a non-β0/β0 genotype, our amended ongoing HGB-206 study in patients with severe SCD, and our planned Northstar-3 Study in patients with TDT and a β0/β0 genotype. There can be no assurances that LentiGlobin drug product manufactured using the improved manufacturing process will lead to similar or improved efficacy or safety results in subjects, as compared to the LentiGlobin drug product used in the ongoing Northstar Study, the ongoing HGB-205 study, or the HGB-206 study under the original protocol.

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

Risks related to our reliance on third parties

* We expect to rely on third parties to conduct some or all aspects of our viral vector production, drug product manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We do not expect to independently conduct all aspects of our viral vector production, drug product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to these items. In some cases these third parties are academic, research or similar institutions that may not apply the same quality control protocols utilized in certain commercial settings.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical studies are conducted in accordance with the study plan and protocols, and that our viral vectors and drug products are manufactured in accordance with GMP as applied in the relevant jurisdictions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our viral vectors and drug products in accordance with GMP, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND, MAA and BLA submissions and approval of our product candidates.

Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it could delay our product development activities.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•	reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities;
•	the risk that these activities are not conducted in accordance with our instructions, study plans and protocols;
•	the risk that manufacturing activities are not conducted in accordance with GMP requirements;
•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and
•

disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the acquisition or bankruptcy of the manufacturer or supplier.

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

We have exclusively licensed to Celgene the right to develop and commercialize the bb2121 product candidate, and we retain an option to co-develop and co-promote bb2121 in the United States under our license agreement and collaboration agreement with Celgene. With respect to bb2121, we are responsible for completing the ongoing CRB-401 study, but Celgene is responsible for further clinical development and commercialization costs, unless we choose to exercise our option to co-develop and co-promote bb2121 in the United States. If we exercise our option to co-develop and co-promote bb2121 in the United States, we and Celgene will share the obligation to develop and commercialize bb2121 in the United States, and we will be solely dependent on Celgene to develop and commercialize bb2121 outside of the United States.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $68.7 million and $56.3 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, we had an accumulated deficit of $646.9 and $577.7 million, respectively.

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

* From time to time, we will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

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

As of March 31, 2017, our cash, cash equivalents and marketable securities were $799.9 million. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current operations into the second half of 2019. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

We are engaged in gene therapy for severe genetic and rare diseases and in the field of T cell-based immunotherapy, both of which are competitive and rapidly changing fields. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we expect to compete with include Bellicum Pharmaceuticals, Inc., Acceleron Pharma, Inc., GlaxoSmithKline plc through their collaboration with TIGET/MolMed, Sangamo BioSciences Inc. through their collaboration with Bioverativ Inc., Novartis AG, Global Blood Therapeutics, Inc., GlycoMimetics Inc., Kite Pharma, Inc., Pfizer Inc. through their collaboration with Cellectis SA, Adaptimmune Inc. and Juno Therapeutics, Inc. through their collaboration with Celgene Corporation. In addition, many universities and private and public research institutes are active in our target disease areas.

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

* The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

Ethical, social and legal concerns about gene therapy and genetic research could result in additional regulations restricting or prohibiting the products and processes we may use. Even with the requisite approvals, the commercial success of our product candidates will depend in part on the medical community, patients, and third-party or governmental payors accepting gene therapy products in general, and our product candidates in particular, as medically useful, cost-effective, and safe. Any product that we bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable.  The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of the product candidates may require significant resources and may never be successful. For instance, UniQure encountered challenges in commercializing Glybera, the first approved gene therapy in Europe, and announced in 2017 that it will not seek renewal of Glybera’s marketing authorization in Europe when it is scheduled to expire in October 2017, due to limited use since it was approved in 2012, and forecasted patient demand. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors.

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

Outside the United States, certain countries, including a number of member states of the European Union, set prices and reimbursement for pharmaceutical products, or medicinal products, as they are commonly referred to in the European Union, with limited participation from the marketing authorization holders. We cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaborators, our revenues from sales by us or our collaborators, and the potential profitability of our drug products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the European Union. Additionally, some countries require approval of the sale price of a product before it can be marketed.  In many countries, the pricing review period begins after marketing or product licensing approval is granted.  As a result, we might obtain marketing approval for a product in a particular country, but then may experience delays in the reimbursement approval of our product or be subject to price regulations, that would that delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country.

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

As of March 31, 2017, we had 339 full-time employees. As our business activities expand, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

The market price of our common stock may be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical or clinical studies;
•	reports of adverse events in other gene therapy products or clinical studies of such products;
•	inability to obtain additional funding;
•	any delay in filing an IND, MAA or BLA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND, MAA or BLA;
•	failure to develop successfully and commercialize our product candidates;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Nick Leschly (Chief Executive Officer), Jeffrey Walsh (Chief Financial and Strategy Officer), David Davidson (Chief Medical Officer), Philip Gregory (Chief Scientific Officer), Jason Cole (Chief Legal Officer) and Eric Sullivan (Vice President, Finance and Principal Accounting Officer) and certain of our directors (including Daniel Lynch and James Mandell) have entered into trading plans covering periods after the date of this Quarterly Report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: May 3, 2017	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: May 3, 2017	By:	/s/ Jeffrey Walsh
Jeffrey Walsh Chief Financial and Strategy Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1/A	333-188605	4.5	May 14, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.1	May 14, 2013

10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.2	May 14, 2013

10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1/A	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1/A	333-188605	10.6	May 14, 2013

10.7†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017

10.8†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1/A	333-188605	10.7	May 14, 2013

10.9†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1/A	333-188605	10.8	May 14, 2013

10.10†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.11†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015

10.12†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1/A	333-188605	10.9	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.13†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-188605	10.10	May 14, 2013

10.14†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1/A	333-188605	10.11	May 14, 2013

10.15†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 6, 2015

10.16	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016

10.17†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q	001-35966	10.16	November 2, 2016

10.18†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q	001-35966	10.17	November 2, 2016

10.19†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q	001-35966	10.18	November 2, 2016

10.20#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.21#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.22#	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.23#	Transitional Services and Separation Agreement by and between the Registrant and Mitch Finer	10-Q	001-35966	10.17	May 6, 2015

10.24#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.25#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.26#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016

10.27#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017

10.28#	Employment Agreement, dated October 20, 2014, by and between the Registrant and James DeTore	8-K	001-35966	10.1	November 10, 2014

10.29#	Separation Agreement, dated February 24, 2016, by and between the Registrant and James DeTore	10-Q	001-35966	10.27	May 4, 2016

10.30#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 6, 2015

10.31#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017

10.32#	Employment Agreement, dated November 23, 2016, by and between the Registrant and Susanna High	10-K	001-35966	10.32	February 22, 2017

10.33#	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.19	May 13, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.34#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.35#	Executive Cash Incentive Bonus Plan	S-1/A	333-188605	10.18	May 14, 2013

10.36	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.37	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

10.38	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	10-Q	001-35966	10.24	August 12, 2014

10.39	Consent to Assignment, dated September 30, 2016, by and among the Registrant, ARE-MA Region No. 50, LLC, and Foundation Medicine, Inc.	10-Q	001-35966	10.35	November 2, 2016

10.40	Assignment and Assumption of Lease, dated September 30, 2016, by and between the Registrant and Foundation Medicine, Inc.	10-Q	001-35966	10.36	November 2, 2016

10.41	Lease, dated June 29, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	10-Q	001-35966	10.29	August 6, 2015

10.42†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015

10.43	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	May 6, 2016

10.44	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017

10.45	Termination of Lease, dated February 10, 2017, by and between the Registrant and ARE-MA Region No. 38, LLC	10-K	001-35966	10.45	February 22, 2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.	—	—	—	Filed herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
#	Indicates a management contract or any compensatory plan, contract or arrangement.