Form 10-Q
period 2017-06-30
bluebird bio, Inc.
filed 2017-08-02
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, there were 45,589,385 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par value amounts)

	As of	As of
	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$686,334	$278,887
Marketable securities	409,100	425,491
Tenant improvements receivable	4,334	8,542
Prepaid expenses	15,036	8,209
Restricted cash and other current assets	3,814	3,085
Total current assets	1,118,618	724,214
Marketable securities	101,625	180,452
Property and equipment, net	180,419	156,955
Intangible assets, net	18,812	20,694
Goodwill	13,128	13,128
Restricted cash and other non-current assets	24,528	22,679
Total assets	$1,457,130	$1,118,122
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,424	$13,664
Accrued expenses and other current liabilities	43,748	54,660
Deferred revenue, current portion	19,666	6,209
Total current liabilities	77,838	74,533
Deferred rent, net of current portion	2,937	10,408
Deferred revenue, net of current portion	19,065	40,204
Contingent consideration, net of current portion	3,219	3,277
Financing lease obligation, net of current portion	153,962	120,140
Other non-current liabilities	90	120
Total liabilities	257,111	248,682
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 45,539 and 40,691 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	455	407
Additional paid-in capital	1,918,754	1,447,856
Accumulated other comprehensive loss	(1,415)	(1,149)
Accumulated deficit	(717,775)	(577,674)
Total stockholders’ equity	1,200,019	869,440
Total liabilities and stockholders’ equity	$1,457,130	$1,118,122

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	For the		For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
License revenue	$10,570	$—	$10,570	$—
Collaboration revenue	6,146	1,552	12,978	3,051
Total revenues	16,716	1,552	23,548	3,051
Operating expenses:
Research and development	64,311	41,760	119,339	83,671
General and administrative	21,197	18,363	41,481	34,318
Change in fair value of contingent consideration	(970)	1,404	463	2,417
Total operating expenses	84,538	61,527	161,283	120,406
Loss from operations	(67,822)	(59,975)	(137,735)	(117,355)
Interest (expense) income, net	(2,242)	981	(687)	1,932
Other (expense) income, net	(834)	(76)	(1,189)	(66)
Loss before income taxes	(70,898)	(59,070)	(139,611)	(115,489)
Income tax benefit	—	226	—	371
Net loss	$(70,898)	$(58,844)	$(139,611)	$(115,118)
Net loss per share - basic and diluted:	$(1.73)	$(1.59)	$(3.41)	$(3.12)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	41,035	36,954	40,936	36,937
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net of tax of $0.0 million for the three and six months ended June 30, 2017 and $0.2 and $0.9 million for the three and six months ended June 30, 2016, respectively	(165)	330	(266)	1,649
Comprehensive loss	$(71,063)	$(58,514)	$(139,877)	$(113,469)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the
	Six Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(139,611)	$(115,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	463	1,001
Depreciation and amortization	6,281	4,747
Stock-based compensation expense	24,971	20,926
Other non-cash items	2,334	1,563
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(9,594)	(1,722)
Accounts payable	2,003	(3,132)
Accrued expenses and other liabilities	(8,509)	2,497
Deferred revenue	(7,682)	7,669
Deferred rent	507	469
Net cash used in operating activities	(128,837)	(81,100)
Investing activities
Purchase of property and equipment	(39,509)	(6,057)
Purchases of marketable securities	(116,740)	(80,845)
Proceeds from maturities of marketable securities	210,810	226,825
Restricted cash	—	209
Net cash provided by investing activities	54,561	140,132
Financing activities
Proceeds from public offering of common stock, net of issuance costs	436,805	—
Cash paid for contingent purchase price consideration	—	(2,025)
Reimbursement of tenant improvements for financing lease obligation	36,399	—
Payments on financing lease obligation	(120)	—
Proceeds from issuance of common stock	8,639	1,353
Net cash provided by (used in) financing activities	481,723	(672)
Increase in cash and cash equivalents	407,447	58,360
Cash and cash equivalents at beginning of period	278,887	164,269
Cash and cash equivalents at end of period	$686,334	$222,629
Non-cash investing and financing activities:
Assets acquired under financing lease obligation	$2,297	$24,725
Purchases of property and equipment included in accounts payable and accrued expenses	$1,194	$909
Offering expenses included in accounts payable and accrued expenses	$191	$—
Tenant improvements under financing lease included in tenant improvements receivable	$3,635	$—

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

2. Summary of significant accounting policies and basis of presentation

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2017 and 2016.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Precision Genome Engineering, Inc. (“Pregenen”), bluebird bio France – SARL, bluebird bio Australia Pty Ltd., bluebird bio (UK) Ltd., bluebird bio (Bermuda) Ltd., bluebird bio Securities Corporation, and bluebird bio (Switzerland) GmbH. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to GAAP. The Company views its operations and manages its business in one operating segment. All material long-lived assets of the Company reside in the United States.

Certain aggregations of prior year amounts have been made to conform to current year presentation. In the prior year balance sheet, tenant improvements receivable, prepaid expenses and restricted cash and other current assets are included within prepaid expenses and other current assets. In the prior period statements of operations and comprehensive loss, interest and other (expense) income were aggregated.  In the current period statements of operations and comprehensive loss, interest (expense) income and other (expense) income are disclosed separately.

Summary of accounting policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2017.

Net loss per share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common stock equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options, unvested restricted stock, restricted stock units, and employee stock purchase plan using the treasury stock method.

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

Leases

In September 2015, the Company entered into a lease agreement for additional office and laboratory space located at 60 Binney Street, Cambridge, Massachusetts, which was built between 2015 and March 2017, at which time 60 Binney Street became the Company’s corporate headquarters. This lease expires in 2027, subject to the Company’s right to extend the lease for an additional 10 years. Because the Company was involved in the construction project, it was deemed for accounting purposes to be the owner of the building during the construction period. Accordingly, the Company recorded project construction costs incurred by the landlord as an asset in “Property and equipment, net” and a related financing obligation in “Accrued expenses and other current liabilities” and “Financing lease obligation, net of current portion” on its condensed consolidated balance sheets.

Upon completion of the construction of the building in the first quarter of 2017, the Company evaluated the lease and determined that it did not meet the criteria for “sale-leaseback” treatment. Accordingly, the Company is depreciating the building and incurring interest expense in its condensed consolidated statement of operations related to the financing obligation recorded on its condensed consolidated balance sheet. The Company bifurcates its lease payments pursuant to the lease into (i) a portion that is allocated to the financing obligation related to the building and (ii) a portion that is allocated to the land on which the building was constructed. The portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced in September 2015 and is recorded on a straight-line basis over the initial lease term. See Note 7, “Commitments and contingencies,” for additional information.

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

The Company estimates the fair value of its option awards to employees and directors using the Black-Scholes option pricing model, which requires the input of and subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of company specific historical and implied volatility data of its common stock, the Company uses a weighted-average of expected volatility based on the estimated expected volatilities of a representative group of publicly traded companies; this representative group includes the Company’s data effective January 2017. The other public companies on which the Company has based its expected stock price volatility are companies with comparable characteristics to it, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected term of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards.  The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

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

Consistent with the guidance in FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, the fair value of each non-employee stock option is estimated at the date of grant using the Black-Scholes option pricing model with assumptions generally consistent with those used for employee stock options, with the exception of expected term, which is over the contractual life.

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

Recent accounting pronouncements

Recently adopted

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies share-based payment accounting through a variety of amendments. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted this standard effective January 1, 2017.  The adoption of this standard impacted the income tax footnote disclosure and did not have a material impact on the Company’s condensed consolidated financial statements. Upon adoption of the new standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. The Company has applied the modified retrospective adoption approach beginning in 2017 and prior periods have not been adjusted.  As a result, the Company established a net operating loss deferred tax asset of $76.7 million to account for prior period excess tax benefits through retained earnings, however an offsetting valuation allowance of $76.7 million will also be established through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there is no impact on the Company’s condensed consolidated financial statements. The Company also elected to account for forfeitures as they occur, and recorded a cumulative catch up of $0.5 million within additional paid-in capital and retained earnings upon adoption in the first quarter of 2017.

Not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective on January 1, 2018 and earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Topic 606 allows for either a full retrospective adoption, in which the standard is applied to all of the periods presented, or a modified retrospective application, in which the standard is applied to the most current period presented in the financial statements. The Company expects to adopt this standard using the modified retrospective approach.  The majority of revenue generated in the six months ended June 30, 2017 is from the Company’s collaboration arrangement with Celgene. The Company is continuing to assess the potential impact that Topic 606 may have on its financial position and results of operations as it relates to this arrangement.  It is expected that the evaluation of variable consideration, and in particular, milestone payments due from Celgene will require further judgement to assess whether to include them in the transaction price, which could accelerate revenue recognized under ASC 606 compared to ASC 605.  The Company has substantially completed its assessment of the ASC 606 impact on its two out-licensing revenue generating arrangements and does not expect the adoption of ASC 606 to have a material impact on its financial position and results of operations.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective January 1, 2018, with early adoption permitted. As of June 30, 2017, the Company has not elected to early adopt this guidance, but expects the adoption to have an impact on its consolidated statement of cash flows as, upon adoption, it will include the Company’s restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this ASU remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The new standard will be effective beginning January 1, 2020 with early adoption permitted with measurement dates on or after January 1, 2017.  The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope Modification Accounting.  The new standard is intended to reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award.  The new standard will be effective beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

3. Marketable securities

The following table summarizes the available-for-sale securities held at June 30, 2017 and December 31, 2016 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017
U.S. government agency securities and treasuries	$508,141	$—	$(780)	$507,361
Certificates of deposit	3,360	4	—	3,364
Total	$511,501	$4	$(780)	$510,725
December 31, 2016
U.S. government agency securities and treasuries	$600,001	$34	$(575)	$599,460
Certificates of deposit	6,480	6	(3)	6,483
Total	$606,481	$40	$(578)	$605,943

No available-for-sale securities held as of June 30, 2017 or December 31, 2016 had remaining maturities greater than three years.

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2017
Assets:
Cash and cash equivalents	$686,334	$686,334		$—
Marketable securities:
U.S. government agency securities and treasuries	507,361	—	507,361	—
Certificates of deposit	3,364	—	3,364	—
Total assets	$1,197,059	$686,334	$510,725	$—
Liabilities:
Contingent consideration	$3,219	$—	$—	$3,219
Total liabilities	$3,219	$—	$—	$3,219
December 31, 2016
Assets:
Cash and cash equivalents	$278,887	$278,887	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	599,460	—	599,460	—
Certificates of deposit	6,483	—	6,483	—
Total assets	$884,830	$278,887	$605,943	$—
Liabilities:
Contingent consideration	$7,756	$—	$—	$7,756
Total liabilities	$7,756	$—	$—	$7,756

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. As of June 30, 2017 and December 31, 2016, cash and cash equivalents comprise funds in cash, money market accounts, and federally insured deposits.

Marketable securities

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2017 and December 31, 2016, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale marketable securities. There were no realized gains on the sale of available-for-sale securities during the six months ended June 30, 2017, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2017 and December 31, 2016 was $481.8 million and $376.1 million, respectively. As of June 30, 2017 and December 31, 2016, there were $15.6 million and $95.5 million in securities held by the Company in an unrealized loss position for more than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of June 30, 2017 and December 31, 2016.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2019 to 2026 and discount rates ranging from 14.2% to 15.5%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations, which include Level 3 inputs (in thousands):

For the Six Months Ended
June 30, 2017
Fair value, beginning of period	$7,756
Additions	—
Changes in fair value	463
Reclassification to accrued expenses	(5,000)
Payments	—
Fair value, end of balance	$3,219

The Company may be required to make up to $120.0 million in remaining future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain milestones related to the Pregenen technology, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. The clinical and commercial milestone achievement end dates are between 2021 and 2028.  During the quarter ended June 30, 2017, a $5.0 million preclinical milestone was achieved and is included as a component of accrued expenses and other current liabilities as of June 30, 2017.  The remaining $3.2 million contingent consideration obligations are reflected as a non-current liability as of June 30, 2017.

5. Property and equipment, net

Property and equipment, net, consists of the following (in thousands):

	As of	As of
	June 30, 2017	December 31, 2016
Building	$160,403	$-
Computer equipment and software	4,904	1,655
Office equipment	4,188	1,427
Laboratory equipment	20,946	16,305
Leasehold improvements	65	13,697
Construction-in-progress	476	136,315
Total property and equipment, gross	190,982	169,399
Less accumulated depreciation and amortization	(10,563)	(12,444)
Total Property and equipment, net	$180,419	$156,955

As of June 30, 2017, total property and equipment, gross, includes $160.4 million related to the Company’s new headquarters at 60 Binney Street in Cambridge, Massachusetts, of which $154.6 million was incurred by the landlord. The majority of the 60 Binney Street building was placed into service during the first quarter of 2017 with the remainder placed into service during the second quarter of 2017. Construction-in-progress as of December 31, 2016 included $126.9 million related to remaining construction costs at 60 Binney Street, of which $120.1 million was incurred by the landlord. Please refer to Note 7, "Commitments and contingencies," for further information.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	June 30, 2017	December 31, 2016
Accrued goods and services	$26,170	$34,275
Employee compensation	8,708	11,296
Accrued Pregenen preclinical milestone	5,000	—
Accrued license and milestone fees	724	2,464
Accrued professional fees	1,416	1,492
Deferred rent, current portion	—	11
Contingent consideration, current portion	—	4,479
Other	1,730	643
Total accrued expenses and other current liabilities	$43,748	$54,660

7. Commitments and contingencies

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2017 and December 31, 2016 or royalties on future sales of specified products.

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

Operating Lease Commitments

On June 3, 2013, the Company entered into a nine-year building lease for approximately 43,600 square feet of space located at 150 Second Street, Cambridge, Massachusetts, which commenced in December 2013. This lease was amended in June 2014 to add approximately 9,900 square feet. The lease originally had monthly lease payments of $0.2 million for the first 12 months, which increased to $0.3 million per month beginning in December 2014 due to the lease amendment, with annual rent escalations thereafter. Rent expense is recognized on a straight-line basis over the term of the lease. The lease provided a contribution from the landlord towards the initial build-out of the space of up to $7.8 million. The Company capitalizes the leasehold improvements as property and equipment and records the landlord incentive payments received as deferred rent and amortizes these amounts as reductions to rent expense over the lease term. In addition, in accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit naming the landlord as beneficiary, which has a balance of $0.6 million as of June 30, 2017.  The Company expects the $0.6 million letter of credit to be released in the third quarter of 2017.

On September 30, 2016, the Company entered into an Assignment and Assumption of Lease (“Assignment”) relating to its lease at 150 Second Street. Under the Assignment, the Company assigned all of its rights, interests, obligations and responsibilities under the lease effective May 1, 2017.  Accordingly, $8.3 million of tenant improvement assets were disposed and $8.0 million of non-current deferred rent was removed from the condensed consolidated balance sheets as of June 30, 2017, with the resulting loss of $0.3 million recorded within the condensed consolidated statement of operations and comprehensive loss during the second quarter of 2017.

On June 29, 2015, the Company entered into a lease agreement for additional office space located at 215 First Street, Cambridge, Massachusetts.  Under the terms of the lease, the Company leased approximately 15,120 square feet starting on July 13, 2015 for $0.5 million per year in base rent, which was subject to a 3% annual rent increase plus certain operating expenses and taxes. The lease term was until August 31, 2020, and included early termination provisions that could allow the Company to terminate the lease without penalty at the end of the 20th full calendar month following the delivery of the premises if the Company meets certain conditions specified within the lease.  Under the terms of the lease, the Company also leased an additional 8,075 square feet of office space in the same premises starting on January 1, 2016 for an additional $0.3 million per year in base rent, which was subject to a 3% annual rent increase plus certain operating expenses and taxes.  The Company terminated this lease effective April 12, 2017.

On June 3, 2016, the Company entered into a strategic manufacturing agreement for the future commercial production of the Company’s Lenti-D and LentiGlobin product candidates with a contract manufacturing organization. Under this 12 year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, the Company is required to pay $12.5 million upon the achievement of certain contractual milestones, and may pay up to $8.0 million in additional contractual milestones if the Company elects its option to lease additional suites. The Company paid $5.0 million for the achievement of the first and second contractual milestones during 2016 and paid the third milestone of $3.0 million during the first quarter of 2017. Following construction completion, the Company will pay $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites. The Company may terminate this agreement any time after July 1, 2016 upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. The Company concluded that this agreement contains an embedded lease as the suites are designated for the Company’s exclusive use during the term of the agreement. The Company concluded that it is not the deemed owner during construction nor is it a capital lease under ASC 840-10, Leases - Overall.  As a result, the Company will account for the agreement as an operating lease and expense the rental payments on a straight-line basis over the non-cancellable term of the embedded lease.

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

60 Binney Street Lease Commitments

On September 21, 2015, the Company entered into a lease agreement for additional office and laboratory space located in a building (the “Building”) at 60 Binney Street, Cambridge, Massachusetts (the “60 Binney Street Lease”).  Under the terms of the 60 Binney Street Lease, starting on October 1, 2016, the Company will lease approximately 253,108 square feet of office and laboratory space at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes.  The Company also executed a $9.2 million letter of credit upon signing the 60 Binney Street Lease, which was required to be collateralized with a bank account at a financial institution in accordance with the 60 Binney Street Lease agreement. This letter of credit was increased to $13.8 million during the third quarter of 2016 as required under the terms of the lease. Subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease back to $9.2 million over time. The 60 Binney Street Lease will continue until March 31, 2027.  Pursuant to a work letter entered into in connection with the 60 Binney Street Lease, the landlord will contribute an aggregate of $42.4 million toward the cost of construction and tenant improvements for the Building. The purpose of the 60 Binney Street Lease was to replace the Company’s previously leased premises at 150 Second Street and 215 First Street in Cambridge, Massachusetts. The Company has the option to extend the 60 Binney Street Lease for two successive five-year terms. The Company occupied 60 Binney Street beginning on March 27, 2017.

Because the Company was involved in the construction project, including having responsibility to pay for a portion of the costs of finish work and mechanical, electrical, and plumbing elements of the Building, among other items, the Company was deemed for accounting purposes to be the owner of the Building during the construction period. Accordingly, costs that were incurred by the landlord directly or indirectly through reimbursement to the Company as part of its tenant improvement allowance have been recorded as an asset in “Property and equipment, net” with a related financing obligation in “Accrued expenses and other current liabilities” and “Financing lease obligation, net of current portion” on the Company’s condensed consolidated balance sheets. Tenant improvement costs that are reimbursable by the landlord and have not yet been paid to the Company are recorded in “Tenant improvements receivable” on the Company’s condensed consolidated balance sheets. Tenant improvement costs that are not reimbursable by the landlord are only recorded in “Property and equipment, net” on the Company’s condensed consolidated balance sheets.

The Company evaluated the 60 Binney Street Lease upon occupancy on March 27, 2017 and determined that the 60 Binney Street Lease did not meet the criteria for “sale-leaseback” treatment. This determination was based on, among other things, the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Accordingly, upon occupancy, the Company commenced depreciating the portion of the building in service over a useful life of 40 years and incurred interest expense related to the financing obligation, which was $3.7 million for the three and six months ended June 30, 2017.

The Company bifurcates its lease payments pursuant to the 60 Binney Street Lease into (i) a portion that is allocated to the Building and (ii) a portion that is allocated to the land on which the Building has been constructed, which is recorded as rental expense. The Company began making lease payments pursuant to the 60 Binney Street Lease in March 2017. The portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the 60 Binney Street Lease in September 2015. During the three and six months ended June 30, 2017, the Company recognized $0.5 million and $0.9 million of non-cash rental expense attributable to the land.

As of June 30, 2017, Property and equipment, net, includes $160.4 million related to the Building, of which $154.6 million has been incurred by the landlord. As of June 30, 2017, Tenant improvements receivable of $4.3 million, which consists of tenant improvement costs reimbursable by the landlord that had not yet been received, was recorded in the condensed consolidated balance sheets.

As of December 31, 2016, Property and equipment, net, includes $126.9 million related to the Building, of which $120.1 million has been incurred by the landlord. As of December 31, 2016, Tenant improvements receivable was $8.5 million, $7.8 million of which was received by the Company in January 2017.

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

On February 10, 2016, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb2121, the first product candidate under the Amended Collaboration Agreement, pursuant to an executed license agreement entered into by the parties on February 16, 2016 and paid the associated $10.0 million option fee. The Company expects to initiate an initial Phase I clinical study for bb21217, the second product candidate arising from the collaboration, in 2017. Accordingly, Celgene may exercise its option to obtain an exclusive worldwide license to develop and commercialize bb21217 by paying the associated $15.0 million option fee.

The Company may now exercise its option to co-develop and co-promote bb2121 within the United States, which it currently expects to elect. The Company’s election to co-develop and co-promote must be made at the substantial completion of the ongoing Phase 1 trial of bb2121. If elected, the Company will share equally in all costs relating to developing, commercializing and manufacturing the product candidate within the United States. Under this scenario, the Company may receive, per product, up to $10.0 million in clinical milestone payments and, outside of the United States, up to $54.0 million in regulatory milestone payments, and up to $36.0 million in commercial milestone payments. In addition, to the extent bb2121 is commercialized, the Company would be entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the United States, subject to certain reductions.

In the event the Company does not exercise its option to co-develop and co-promote bb2121, the Company will receive an additional fee in the amount of $10.0 million. Under this scenario, the Company may be eligible to receive up to $10.0 million in clinical milestone payments, up to $117.0 million in regulatory milestone payments, and up to $78.0 million in commercial milestone payments. In addition, to the extent bb2121 is commercialized, the Company would be entitled to receive a percentage of net sales as a royalty in a range from the mid-single digits to low-teens, subject to certain reductions.

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

The Company determined that each of the identified deliverables that qualify as a separate unit of accounting continue to have the same period of performance (the three year term through projected initial Phase I clinical study substantial completion) and the same pattern of revenue recognition, ratably over the period of performance as there is no other discernible pattern of recognition, and therefore there is no change in the recognition of $17.3 million allocated to these three elements. As of June 30, 2017, this will continue to be recognized over a three-year term that began in June 2015.

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

Revenue recognition for the combined unit of accounting commenced during the first quarter of 2017 after the Company reached agreement with Celgene regarding the budget and timing for such manufacturing services. Accordingly, revenue of $6.0 million and $10.9 million was recognized during the three and six months ended June 30, 2017 related to the combined unit of accounting. The Company recognizes revenue associated with the combined unit of accounting using the proportional performance method. In using this method, the Company estimated, through discussions with Celgene regarding their development plan for bb2121, the proportion of effort it incurred as a percentage of total effort it expects to incur and applied this ratio to the total estimated budget for the post-initial Phase I manufacture of vectors and associated payload for bb2121. In developing the total estimated budget, management assumed that the Company will exercise its option to co-develop and co-promote bb2121 and therefore is currently recognizing revenue related to 67.5% of worldwide development costs incurred, which represents the percentage the Company is contractually entitled to bill Celgene under the cost share provisions of the co-develop and co-promote agreement. Costs incurred and billable by Celgene to the Company under the co-develop and co-promote agreement were $1.6 million for the three and six months ended June 30, 2017 and are recorded as an offset to collaboration revenue in the condensed consolidated statement of operations. In the event that the Company does not exercise its option to co-develop and co-promote bb2121, the Company expects to recognize the remaining 32.5% of worldwide development costs, as Celgene would be responsible for 100% of costs incurred plus a markup. Actual costs could materially differ from these estimates, and management has applied significant judgment in the process of developing its budget estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up. Assuming the co-develop and co-promote agreement is executed and other revenue recognition criteria have been met, the Company expects to recognize approximately $89.5 million, before any offsetting expenses reimbursable to Celgene, between the commencement of post-Phase 1 development in the first quarter of 2017 and the end of development in 2021. The period of performance and recognition pattern will be revisited as the development plan changes or if other events impacting the deliverables occur. The Company also recognized $0.2 million and $0.6 million for the three and six months ended June 30, 2017, respectively, of revenue related to other development costs incurred, which are billable under the collaboration agreement. During the three and six months ended June 30, 2016, the Company recognized no revenue related to the combined unit of account comprised of the bb2121 license agreement and manufacturing services, and no revenue related to other development costs incurred.

During the three and six months ended June 30, 2017, the Company recognized revenue of $1.6 million and $3.1 million related to research and development services, respectively.  During the three and six months ended June 30, 2016, the Company recognized revenue of $1.6 million and $3.1 million related to research and development services, respectively.

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

During the three months ended June 30, 2017 and 2016, the Company recognized collaboration revenue of $6.1 million and $1.6 million, respectively, related to research and development services, delivery of the license to bb2121 and manufacturing services for bb2121 vector and plasmids under its collaboration with Celgene. During the six months ended June 30, 2017 and 2016, the Company recognized collaboration revenue of $13.0 million and $3.1 million, respectively, related to research and development services, delivery of the license to bb2121 and manufacturing services for bb2121 vector and plasmids under its collaboration with Celgene. As of June 30, 2017 and December 31, 2016, there was $38.7 million and $46.4 million, respectively, of total deferred revenue related to the Company’s collaboration with Celgene, which is classified as current or non-current in the condensed consolidated balance sheets. As of June 30, 2017, Restricted cash and other non-current assets includes a $5.3 million receivable related to cost reimbursement from Celgene for bb2121 development costs incurred to date, net of costs incurred and billable by Celgene to the Company of $1.6 million. There was no receivable from Celgene as of December 31, 2016.

Novartis Pharma AG

On April 26, 2017, the Company entered into a worldwide license agreement with Novartis Pharma AG (“Novartis”). Under the terms of the agreement, Novartis non-exclusively licensed certain patent rights related to lentiviral vector technology to develop and commercialize CAR T cell therapies for oncology, including CTL019, Novartis’s anti-CD19 CAR T investigational therapy. Financial terms of the agreement include a $7.5 million payment upon execution, $7.5 million of potential future milestone payments associated with regulatory approval, and $1.1 million of payments for each subsequently licensed product, as well as low single digit royalty payments on net sales of covered products. Nonrefundable license fees are recognized as revenue upon delivery provided there are no undelivered elements in the arrangement.  At the date of contract inception, only one deliverable was identified and accordingly the entire nonrefundable license fee was recognized.

Given that there were no further deliverables identified in the contract, all regulatory milestones will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met.

During the three and six months ended June 30, 2017, the Company recognized revenue $7.5 million upon delivery of the license, as there were no other undelivered elements in the arrangement.

GlaxoSmithKline Intellectual Property Development Limited

On April 28, 2017, the Company entered into a worldwide license agreement with GlaxoSmithKline Intellectual Property Development Limited (“GSK”). Under the terms of the agreement, GSK non-exclusively licensed certain patent rights related to lentiviral vector technology to develop and commercialize gene therapies for Wiscott-Aldrich syndrome and metachromatic leukodystrophy, two rare genetic diseases. Financial terms of the agreement include a nonrefundable upfront payment of $3.0 million as well as $1.3 million of potential milestone payments for each marketing authorization for each indication in any country as well as low single digit royalties on net sales of covered products.  Nonrefundable license fees are recognized as revenue upon delivery provided there are no undelivered elements in the arrangement.  At the date of contract inception, only one deliverable was identified and accordingly the entire nonrefundable license fee was recognized as revenue.

Given that there were no further deliverables identified in the contract, all regulatory milestones will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met.

During the three and six months ended June 30, 2017, the Company recognized revenue of $3.0 million upon delivery of the license, as there were no other undelivered elements in the arrangement.

9. Equity

In June 2017, the Company sold 4,831,500 shares of common stock (inclusive of 571,500 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $105.00 per share for aggregate net proceeds of $436.8 million.

10. Stock-based compensation

In January 2017, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 1.6 million shares as a result of the automatic increase provision of the 2013 Plan. As of June 30, 2017, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 1.7 million.

Stock-based compensation expense

Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the		For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	$10,764	$9,057	$20,107	$17,984
Restricted stock units	2,636	1,626	4,592	2,753
Employee stock purchase plan	89	99	272	189
	$13,489	$10,782	$24,971	$20,926

As of June 30, 2017, the Company had $128.0 million of unrecognized stock-based compensation expense related to unvested stock options, restricted stock units and the employee stock purchase plan, which is expected to be recognized over a weighted-average period of 2.7 years.

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the		For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$6,797	$5,330	$12,451	$10,011
General and administrative	6,692	5,452	12,520	10,915
	$13,489	$10,782	$24,971	$20,926

Stock options

The following table summarizes the stock option activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average exercise price per share
Outstanding at December 31, 2016	3,735	$52.17
Granted	943	$80.41
Exercised	(395)	$20.61
Canceled or forfeited	(92)	$85.22
Outstanding at June 30, 2017	4,191	$60.77
Exercisable at June 30, 2017	2,075	$45.74
Vested and expected to vest at June 30, 2017	4,191	$60.77

During the six months ended June 30, 2017, 0.4 million shares of common stock were exercised, resulting in total proceeds to the Company of $8.1 million. In accordance with the Company’s equity award plans, the shares were issued from a pool of shares reserved for issuance under the equity award plans.

Restricted stock units

The following table summarizes the restricted stock unit activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2016	263	$63.07
Granted	266	$81.83
Vested	(59)	$67.54
Forfeited	(10)	$58.50
Unvested balance at June 30, 2017	460	$73.45

Employee stock purchase plan

On June 3, 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 ESPP authorizes the initial issuance of up to a total of 238,000 shares of the Company’s common stock to participating employees. The first offering period under the 2013 ESPP opened on August 1, 2014. During the six months ended June 30, 2017 and 2016, 11,079 shares and 9,758 shares of common stock were issued under the 2013 ESPP, respectively.

11. Income taxes

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

12. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the Three and Six Months Ended
	June 30,
	2017	2016
Outstanding stock options	4,191	4,103
Restricted stock units	460	338
ESPP shares	11	10
	4,662	4,451

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

Overview

We are a clinical-stage biotechnology company committed to developing potentially transformative gene therapies for severe genetic diseases and cancer. With our lentiviral-based gene therapy and gene editing capabilities, we have built an integrated product platform with broad potential application in these areas. We believe that gene therapy for severe genetic diseases has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our clinical programs in severe genetic diseases include our LentiGlobin® product candidate to treat transfusion-dependent β-thalassemia, or TDT, and to treat severe sickle cell disease, or severe SCD, and our Lenti-DTM product candidate to treat cerebral adrenoleukodystrophy, or CALD, a rare hereditary neurological disorder. Our programs in oncology are built upon our leadership in lentiviral gene delivery and T cell engineering, with a focus on developing novel T cell-

based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. bb2121, our lead product candidate in oncology, is a CAR T cell product candidate for the treatment of multiple myeloma, which we have exclusively licensed to Celgene Corporation, or Celgene.

We are conducting four clinical studies of our LentiGlobin product candidate: a Phase I/II study in the United States, Australia, and Thailand for the treatment of subjects with TDT, called the Northstar Study (HGB-204); a multi-site, international, Phase III study for the treatment of subjects with TDT and a non-β0/β0 genotype, called the Northstar-2 Study (HGB-207); a single-center Phase I/II study in France for the treatment of subjects who with TDT or with severe SCD (HGB-205); and a multi-site Phase I study in the United States for the treatment of subjects with severe SCD (HGB-206). We have achieved our enrollment target of 18 patients in the Northstar Study. We have achieved our enrollment target for the adult and adolescent cohort in the Northstar-2 Study. In addition, we intend to initiate in 2017 our planned Phase III study of our LentiGlobin product candidate for patients with TDT and a β0/β0 genotype, called the Northstar-3 Study (HGB-212). Both TDT and severe SCD are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans. Our LentiGlobin product candidate has been granted Orphan Drug status by the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, for the treatment of both β-thalassemia and SCD. Our LentiGlobin product candidate was granted Fast-Track designation by the FDA for the treatment of β-thalassemia major and for the treatment of certain patients with severe SCD. The FDA has granted Breakthrough Therapy designation to our LentiGlobin product candidate for the treatment of transfusion-dependent patients with β-thalassemia major. The EMA has granted access to its Priority Medicines (PRIME) scheme for our LentiGlobin product candidate for the treatment of TDT. Based on our discussions with the EMA, we believe that we may be able to seek conditional approval for our LentiGlobin product candidate, with our improved manufacturing process, for the treatment of subjects with TDT and a non-β0/β0 genotype on the basis of the totality of the clinical data from our ongoing studies with LentiGlobin. For efficacy, we believe that the Northstar Study and supportive ongoing HGB-205 study, together with the data available from our ongoing Northstar-2 Study and our long-term follow-up study LTF-303, could support the filing of a marketing authorization application in the European Union. This plan is contingent upon all of the studies conducted in patients with TDT with the LentiGlobin product candidate demonstrating sufficient efficacy and safety, and in particular, transfusion independence (the primary endpoint) and reduction in transfusion requirements (a secondary endpoint), for efficacy analyses in the Northstar, HGB-205 and Northstar-2 studies.

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

In March 2013, we entered into a global strategic collaboration with Celgene Corporation, or Celgene, to discover, develop and commercialize chimeric antigen receptor-modified T cells, or CAR T cells, as potentially disease-altering therapies in oncology. This collaboration had an initial term of three years, and Celgene made a $75.0 million up-front, non-refundable cash payment to us as consideration for entering into the collaboration. In June 2015, we amended and restated the collaboration agreement, or the Amended Collaboration Agreement, to focus exclusively on anti-BCMA product candidates for a new three-year term.  B-cell maturation antigen, or BCMA, is a cell surface protein that is expressed on normal plasma cells and on most multiple myeloma cells, but is absent from other normal tissues. As consideration for the Amended Collaboration Agreement, we received an upfront, non-refundable cash payment of $25.0 million to fund research and development under the collaboration.  During the six months ended June 30, 2017 and June 30, 2016, we recognized $13.0 million and $3.1 million of revenue associated with our collaboration with Celgene. As of June 30, 2017, and December 31, 2016, we have classified $38.7 million and $46.4 million of deferred revenue related to our collaboration with Celgene as current or non-current in the accompanying balance sheets. In February 2016, we initiated a Phase I clinical study of bb2121, the first anti-BCMA product candidate from this collaboration, and we exclusively licensed to Celgene the right to develop and commercialize bb2121. Celgene announced plans to initiate a pivotal trial for bb2121 in relapsed/ refractory multiple myeloma in 2017. We may elect to co-develop and co-promote bb2121, and any other product candidates in the United States under this collaboration arrangement. In addition, we anticipate initiating in 2017 a Phase I clinical study in the United States to evaluate the safety and efficacy of bb21217, the next anti-BCMA CAR T cell product candidate arising from our collaboration with Celgene, which would result in a $15.0 million payment to us if Celgene exercises its option to exclusively license this product candidate.

In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing and cell signaling technology. The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology. As of June 30, 2017, there are $120.0 million in future contingent cash payments, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $3.2 million as of June 30, 2017, all of which is classified as a non-current liability on our condensed consolidated balance sheet.

As of June 30, 2017, we had cash, cash equivalents and marketable securities of approximately $1.2 billion. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations into 2020.

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

We have never been profitable and have incurred net losses in each year since inception. Our net loss was $70.9 million and $139.6 million for the three and six months ended June 30, 2017, respectively, and our accumulated deficit was $717.8 million as of June 30, 2017. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

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

Revenues

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

We expect that $17.3 million of revenue from the Celgene arrangement associated with discovery, research and development services, joint steering committee services and patent committee services will be recognized ratably over the associated period of performance, which was estimated to be three years from the date of the agreement in June 2015. Assuming the co-develop and co-promote agreement is executed and other revenue recognition criteria have been met, we expect to recognize approximately $89.5 million, before any offsetting expenses reimbursable to Celgene, associated with the license to bb2121 and the manufacture of vector and associated payload for bb2121 following the initial Phase I study. This will be recognized using the proportional performance method between 2017 and 2021. The period of performance and recognition pattern will be revisited as the development plan changes or if other events impacting the deliverables occur.

License revenue is generated from our out-license agreements with Novartis Pharma AG, or Novartis, and GlaxoSmithKline Intellectual Property Development Limited, or GSK.  Under our out-licensing agreements we may also recognize revenue from potential future milestone payments and royalties. Financial terms of our out-licensing agreement with Novartis include $7.5 million of potential future milestone payments, $1.1 million of payments for each subsequently licensed product, as well as low single digit royalty payments on net sales of covered products. Financial terms of our agreement with GSK include $1.3 million of potential milestone payments for each marketing authorization for each indication in any country as well as low single digit royalties on net sales of covered products.

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

•

We are conducting the Northstar-2 Study (HGB-207), a Phase III study at multiple sites internationally to examine the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT and a non-β0/β0 genotype. In December 2016, we announced that the first subject had been treated in this study. In August 2017, we announced that the adult and adolescent cohort for this study has been fully enrolled.

•

In 2017, we are planning to initiate the Northstar-3 Study (HGB-212), a Phase III study at multiple sites internationally to examine the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT and a β0/β0 genotype.

•

We are conducting the CRB-401 study, a Phase I clinical study in the United States to study the safety and efficacy of the bb2121 product candidate in the treatment of subjects with relapsed/refractory multiple myeloma. In February 2016, we announced that the first subject with relapsed/refractory multiple myeloma had been treated in this study.

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

	For the		For the
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
LentiGlobin	$23,159	$14,544	$43,668	$29,744
Lenti-D	3,702	2,516	7,686	5,293
bb2121	8,513	1,884	14,564	5,287
Pre-clinical programs	6,639	4,683	11,222	8,522
Total direct research and development expense	42,013	23,627	77,140	48,846
Employee-and contractor-related expenses	5,245	4,487	9,663	8,386
Stock-based compensation expense	6,797	5,330	12,451	10,011
Platform-related expenses	4,415	3,138	8,038	6,411
Facility expenses	5,695	4,969	11,687	9,397
Other expenses	146	209	360	620
Unallocated personnel and other expenses	22,298	18,133	42,199	34,825
Total research and development expense	$64,311	$41,760	$119,339	$83,671

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development, the potential commercialization of our product candidates, and international expansion. Additionally, if and when we believe a regulatory approval of the first product candidate appears likely, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Interest (expense) income, net

Interest (expense) income, net consists primarily of interest expense on the 60 Binney financing obligation and interest income earned on investments.

Other (expense) income, net

Other (expense) income, net consists primarily of losses on disposal of assets, realized gains and losses on investments, and losses on foreign currency translation.

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the six months ended June 30, 2017, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 22, 2017.

Results of Operations

Comparison of the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Revenues:
License revenue	$10,570	$-	$10,570
Collaboration revenue	6,146	1,552	4,594
Total revenues	16,716	1,552	15,164
Operating expenses:
Research and development	64,311	41,760	22,551
General and administrative	21,197	18,363	2,834
Change in fair value of contingent consideration	(970)	1,404	(2,374)
Total operating expenses	84,538	61,527	23,011
Loss from operations	(67,822)	(59,975)	7,847
Interest (expense) income, net	(2,242)	981	3,223
Other (expense) income, net	(834)	(76)	758
Loss before income taxes	(70,898)	(59,070)	11,828
Income tax benefit (expense)	—	226	226
Net loss	$(70,898)	$(58,844)	$12,054

Revenues. Total revenue was $16.7 million for the three months ended June 30, 2017, compared to $1.6 million for the three months ended June 30, 2016. The increase of $15.2 million was primarily attributable to license revenue recognized under our out-licensing agreements with Novartis and GSK, and collaboration revenue for the bb2121 license and manufacturing services, which had not yet commenced in the second quarter of 2016, under our agreement with Celgene.

Research and development expenses. Research and development expenses were $64.3 million for the three months ended June 30, 2017, compared to $41.8 million for the three months ended June 30, 2016. The increase of $22.6 million was primarily attributable to the following:

•

$9.3 million of increased manufacturing expenses, $5.5 million of increased clinical trial related costs to support the advancement of our clinical and pre-clinical programs, and $1.2 million of increased laboratory expenses;

•

$3.8 million of increased employee compensation and benefit expense, inclusive of $1.5 million increased stock based compensation expense, as well as $0.9 million in other headcount related costs primarily due to an increase in headcount to support overall growth; and

•	$0.8 million of increased license milestones and fees and collaboration research funding.

General and administrative expenses. General and administrative expenses were $21.2 million for the three months ended June 30, 2017, compared to $18.4 million for the three months ended June 30, 2016. The increase of $2.8 million was primarily attributable to increased compensation and benefit expenses of $2.6 million due to an increase in headcount and increased facility-related expenses of $1.4 million, offset by a decrease of $1.1 million in professional services fees.

Interest (expense) income, net.  The change in interest (expense) income, net was primarily related to interest expense on the 60 Binney financing obligation and interest income earned on investments.

Other (expense) income, net.  The change in other (expense) income, net was primarily related to losses on disposal of assets and losses on foreign currency translation.

Comparison of the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Revenues:
License revenue	$10,570	$-	$10,570
Collaboration revenue	12,978	3,051	9,927
Total revenues	23,548	3,051	20,497
Operating expenses:
Research and development	119,339	83,671	35,668
General and administrative	41,481	34,318	7,163
Change in fair value of contingent consideration	463	2,417	(1,954)
Total operating expenses	161,283	120,406	40,877
Loss from operations	(137,735)	(117,355)	20,380
Interest (expense) income, net	(687)	1,932	2,619
Other (expense) income, net	(1,189)	(66)	1,123
Loss before income taxes	(139,611)	(115,489)	24,122
Income tax benefit (expense)	—	371	371
Net loss	$(139,611)	$(115,118)	$24,493

Revenues. Total revenue was $23.5 million for the six months ended June 30, 2017, compared to $3.1 million for the six months ended June 30, 2016. The increase of $20.5 million was primarily attributable to license revenue recognized under our out-licensing agreements with Novartis and GSK in the second quarter of 2017 and collaboration revenue for the bb2121 license and manufacturing services, which had not yet commenced in the first six months of 2016, under our agreement with Celgene.

Research and development expenses. Research and development expenses were $119.3 million for the six months ended June 30, 2017, compared to $83.7 million for the six months ended June 30, 2016. The increase of $35.7 million was primarily attributable to the following:

•	$15.1 million of increased manufacturing expenses and $8.2 million of increased clinical trial related costs to support the advancement of our clinical and pre-clinical programs;
•

$7.4 million of increased employee compensation and benefit expense, inclusive of $2.4 million increased stock based compensation expense, and $1.5 million of increased headcount related expenses due to an increase in headcount to support overall growth; and

•	$2.3 million of increased facility related expenses.

General and administrative expenses. General and administrative expenses were $41.5 million for the six months ended June 30, 2017, compared to $34.3 million for the six months ended June 30, 2016. The increase of $7.2 million was primarily attributable to increased compensation and benefit expenses of $4.3 million and increased headcount related expenses of $1.0 million due to an increase in headcount, and increased facilities costs of $0.8 million.

Interest (expense) income, net.  The change in interest (expense) income, net was primarily related to interest expense on the 60 Binney financing obligation and interest income earned on investments.

Other (expense) income, net.  The change in other (expense) income, net was primarily related to losses on disposal of assets and losses on foreign currency translation.

Liquidity and Capital Resources

As of June 30, 2017, we had cash, cash equivalents and marketable securities of approximately $1.2 billion. We expect cash, cash equivalents and marketable securities to fund our planned operations into 2020. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2017, our funds are held in cash, money market accounts, federally insured deposits, U.S. government agency securities and treasuries and certificates of deposit.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of June 30, 2017 we had an accumulated deficit of $717.8 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(128,837)	$(81,100)
Investing activities	54,561	140,132
Financing activities	481,723	(672)
Increase in cash and cash equivalents	$407,447	$58,360

Cash Flows from Operating Activities. The $47.7 million increase in cash used in operating activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was partially due to the increase in net loss during this period of $24.5 million, which was driven by increased payroll and payroll-related expenses and spending on our clinical and pre-clinical stage programs to support overall growth.

Cash Flows from Investing Activities. The $85.6 million decrease in cash provided by investing activities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to a decrease of $51.9 million in cash received from the maturities of marketable securities, net of cash used to purchase marketable securities, from $146.0 for the six months ended June 30, 2016 to $94.1 million for the six months ended June 30, 2017. Additionally, the decrease in cash provided by investing activities is driven by $33.5 million increased spend on purchases of property and equipment in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.  There were $39.5 million in purchases of property and equipment in the six months ended June 30, 2017 compared to $6.1 million in purchases of property and equipment in the six months ended June 30, 2016.

Cash Flows from Financing Activities. The change from $0.7 million cash used in financing activities for the six months ended June 30, 2016 to cash provided by financing activities of $481.7 for the six months ended June 30, 2017 was primarily due to the June 2017 common stock offering.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 22, 2017.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of June 30, 2017 and December 31, 2016, we had cash, cash equivalents and marketable securities of $1.2 billion and $884.8 million, respectively, primarily invested in U.S. government agency securities and treasuries, federally insured certificates of deposit and money market accounts invested in U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at June 30, 2017, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $3.5 million.

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

As of June 30, 2017, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2017, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Our current viral vectors and our product candidates first initiated evaluation in human clinical studies in 2013, and we may experience unexpected results in the future. Earlier gene therapy clinical studies, which we believe serve as proof-of-concept for our product candidates, utilized lentiviral vectors similar to ours. However, these studies should not be relied upon as evidence that our ongoing or future clinical studies will succeed. Study designs and results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There is limited data concerning long-term safety and efficacy following treatment with our gene therapy and T cell-based product candidates. These data, or other positive data, may not continue or occur for these subjects or for any future subjects in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. For instance, while patients with TDT or severe SCD who have been treated with our LentiGlobin product candidate may experience a reduction or temporary elimination of transfusion support, there can be no assurance that they will not require transfusion support in the future. Similarly, patients with relapsed/refractory multiple myeloma who have been treated with the bb2121 product candidate may experience disease progression. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or regulatory approval of our product candidates.

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

The EMA Adaptive Pathways program in which we are participating is intended to facilitate either an initial approval in a well-defined patient subgroup with a high medical need and subsequent widening of the indication to a larger patient population, or an early regulatory approval (e.g. conditional approval), which is prospectively planned, and where uncertainty is reduced through the collection of post-approval data on a drug’s use in patients. Based on our discussions with the EMA, we believe that we may be able to seek conditional approval for our LentiGlobin product candidate, with our improved manufacturing process, for the treatment of subjects with TDT and a non-β0/β0 genotype on the basis of the totality of the clinical data from our ongoing studies with LentiGlobin. For efficacy, we believe that the Northstar Study and supportive ongoing HGB-205 study, together with the data available from our ongoing Northstar-2 Study and our long-term follow-up study LTF-303, could support the filing of a marketing authorization application in the European Union. This plan is contingent upon all of the studies conducted in patients with TDT with the LentiGlobin product candidate demonstrating sufficient efficacy and safety, and in particular, transfusion independence (the primary endpoint) and reduction in transfusion requirements (a secondary endpoint), for efficacy analyses in the Northstar, HGB-205 and Northstar-2 studies.

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

The bb2121 product candidate is a chimeric antigen receptor, or CAR, T cell-based immunotherapy. In previous and ongoing clinical studies involving CAR T cell products by other companies or academic researchers, many subjects experienced side effects such as neurotoxicity and cytokine release syndrome, which have in some cases resulted in clinical holds in ongoing clinical trials of CAR T product candidates. There have been life threatening events related to severe neurotoxicity and cytokine release syndrome, requiring intense medical intervention such as intubation or pressor support, and in several cases, resulted in death. Severe neurotoxicity is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures, or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. In some cases, severe neurotoxicity was thought to be associated with the use of certain lymphodepletion regimens used prior to the administration of the CAR T cell products. Cytokine release syndrome is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills, low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant vasopressor support. The exact cause or causes of cytokine release syndrome and severe neurotoxicity in connection with treatment of CAR T cell products is not fully understood at this time. In addition, subjects have experienced other adverse events in these studies, such as a reduction in the number of blood cells (in the form of neutropenia, thrombocytopenia, anemia or other cytopenias), febrile neutropenia, chemical laboratory abnormalities (including elevated liver enzymes), and renal failure.

Undesirable side effects caused by the bb2121 product candidate, other CAR T product candidates targeting BCMA, or our other T cell-based immunotherapy product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell-based immunotherapies are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel regarding our T cell-based immunotherapy product candidates to understand their side effects for both our planned clinical trials and upon any commercialization of any T cell-based immunotherapy product candidates. Inadequate training in recognizing or managing the potential side effects of T cell-based immunotherapy product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We are dependent on Celgene for the successful development and commercialization of bb2121. If Celgene does not devote sufficient resources to the development of bb2121, is unsuccessful in its efforts, or chooses to terminate its agreements with us, our business will be materially harmed.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $139.6 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $717.8 million.

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

As of June 30, 2017, our cash, cash equivalents and marketable securities were $1.2 billion. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current operations into 2020. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

As of June 30, 2017, we had 378 full-time employees. As our business activities expand, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Nick Leschly (Chief Executive Officer), Jeffrey Walsh (Chief Financial and Strategy Officer), David Davidson (Chief Medical Officer), Philip Gregory (Chief Scientific Officer)), and certain of our directors (including Daniel Lynch and James Mandell) have entered into trading plans covering periods after the date of this Quarterly Report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: August 2, 2017	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: August 2, 2017	By:	/s/ Jeffrey Walsh
Jeffrey Walsh Chief Financial and Strategy Officer (Principal Financial Officer and Duly Authorized Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1/A	333-188605	4.5	May 14, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.1	May 14, 2013

10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.2	May 14, 2013

10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1/A	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1/A	333-188605	10.6	May 14, 2013

10.7†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017

10.8†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1/A	333-188605	10.7	May 14, 2013

10.9†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1/A	333-188605	10.8	May 14, 2013

10.10†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.11†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015

10.12†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1/A	333-188605	10.9	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.13†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-188605	10.10	May 14, 2013

10.14†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1/A	333-188605	10.11	May 14, 2013

10.15†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 7, 2015

10.16	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016

10.17†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q	001-35966	10.16	November 2, 2016

10.18†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q	001-35966	10.17	November 2, 2016

10.19†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q	001-35966	10.18	November 2, 2016

10.20#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.21#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.22#	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.23#	Transitional Services and Separation Agreement by and between the Registrant and Mitch Finer	10-Q	001-35966	10.17	May 6, 2015

10.24#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.25#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.26#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016

10.27#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017

10.28#	Employment Agreement, dated October 20, 2014, by and between the Registrant and James DeTore	8-K	001-35966	10.1	November 10, 2014

10.29#	Separation Agreement, dated February 24, 2016, by and between the Registrant and James DeTore	10-Q	001-35966	10.27	May 4, 2016

10.30#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 7, 2015

10.31#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017

10.32#	Employment Agreement, dated November 23, 2016, by and between the Registrant and Susanna High	10-K	001-35966	10.32	February 22, 2017

10.33#	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.19	May 13, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.34#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.35#	Executive Cash Incentive Bonus Plan	S-1/A	333-188605	10.18	May 14, 2013

10.36	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.37	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

10.38	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	10-Q	001-35966	10.24	August 12, 2014

10.39	Consent to Assignment, dated September 30, 2016, by and among the Registrant, ARE-MA Region No. 50, LLC, and Foundation Medicine, Inc.	10-Q	001-35966	10.35	November 2, 2016

10.40	Assignment and Assumption of Lease, dated September 30, 2016, by and between the Registrant and Foundation Medicine, Inc.	10-Q	001-35966	10.36	November 2, 2016

10.41	Lease, dated June 29, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	10-Q	001-35966	10.29	August 7, 2015

10.42†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015

10.43	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	August 3, 2016

10.44	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017

10.45	Termination of Lease, dated February 10, 2017, by and between the Registrant and ARE-MA Region No. 38, LLC	10-K	001-35966	10.45	February 22, 2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.	—	—	—	Filed herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
#	Indicates a management contract or any compensatory plan, contract or arrangement.