Form 10-K
period 2017-12-31
bluebird bio, Inc.
filed 2018-02-21
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was $4,746,861,154.

As of February 16, 2018, there were 49,983,514 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company committed to developing potentially transformative gene therapies for severe genetic diseases and cancer. With our lentiviral-based gene therapy and gene editing capabilities, we have built an integrated product platform with broad therapeutic potential in a variety of indications. We believe that gene therapy for severe genetic diseases has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our clinical programs in severe genetic diseases include our LentiGlobin® product candidate as a treatment for transfusion-dependent β-thalassemia, or TDT, and severe sickle cell disease, or severe SCD, and our Lenti-D™ product candidate as a treatment for cerebral adrenoleukodystrophy, or CALD, a rare hereditary neurological disorder. Our programs in oncology are built upon our leadership in lentiviral gene delivery and T cell engineering, with a focus on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. bb2121 and bb21217, our lead product candidates in oncology, are CAR T cell product candidates for the treatment of multiple myeloma, which we have exclusively licensed to Celgene Corporation, or Celgene.

We are developing our LentiGlobin product candidate with a goal of filing for regulatory approval in the US and EU for different genotypes of TDT and for severe SCD.  Both TDT and severe SCD are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans.  We are currently conducting five clinical studies of our LentiGlobin product candidate: a Phase I/II study in the United States, Australia, and Thailand for the treatment of subjects with TDT, called the Northstar Study (HGB-204); a multi-site, international, Phase III study for the treatment of subjects with TDT and non-β0/β0 genotypes, called the Northstar-2 Study (HGB-207); a multi-site, international, Phase III study for the treatment of subjects with TDT and a β0/β0 genotype, called the Northstar 3 Study (HGB-212); a single-center Phase I/II study in France for the treatment of subjects with TDT or severe SCD (HGB-205); and a multi-site Phase I study in the United States for the treatment of subjects with severe SCD (HGB-206).  We have achieved our enrollment target of 18 patients in the Northstar Study, and we have achieved our enrollment target for the adult and adolescent cohort in the Northstar 2 Study.  We are currently planning to file a marketing authorization application in the EU for LentiGlobin for the treatment of adult and adolescent patients with TDT and a non-β0/β0 genotype during the second half of 2018, with a future biologics licensing application, or BLA, planned in the United States.  We are also engaged with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, in discussions regarding our proposed development plans for LentiGlobin in severe SCD.

We are developing our Lenti-D product candidate for CALD, a rare, hereditary neurological disorder that is often fatal.  We are currently conducting a multi-site, international, Phase II/III clinical study of our Lenti-D™ product candidate, called the Starbeam Study (ALD-102), for the treatment of subjects with CALD.  Seventeen subjects were treated with our Lenti-D product candidate in the initial cohort of the Starbeam Study, and we are enrolling up to thirteen additional subjects in an expansion cohort of this study for a total target enrollment of thirty subjects. We are also conducting an observational study of subjects with CALD treated by allogeneic hematopoietic stem-cell transplant referred to as the ALD-103 study. If our Lenti-D product candidate shows a sufficiently compelling treatment effect, and pending further discussion with regulatory authorities, the results from the Starbeam study could potentially form the basis of a Biologics License Application, or BLA, and a Marketing Authorization Application, or MAA, submission in the United States and European Union, respectively. We are planning to submit our first filing for regulatory approval of Lenti-D in 2019.

We are developing, in collaboration with Celgene, our bb2121 and bb21217 product candidates with the goal of filing for regulatory approval in multiple myeloma on a global basis, a hematologic malignancy that develops in the bone marrow that is fatal if untreated.  We are conducting a multi-site Phase I clinical study in the United States of our bb2121 product candidate for the treatment of subjects with relapsed/refractory multiple myeloma (CRB-401), and the final patient enrolled in the CRB-401 study was treated in February 2018. bb2121 is the lead product candidate arising from our multi-year collaboration with Celgene for the discovery, development and commercialization of CAR T cell therapies targeting B-cell maturation antigen, or BCMA. We have exclusively licensed to Celgene the right to develop and commercialize our bb2121 product candidate, and we expect to exercise our option to co-develop and co-promote this product candidate in the United States.  In February 2018, Celgene treated the first subject in a multi-site Phase II clinical study in the United States and Europe of our bb2121 product candidate for the treatment of subjects with relapsed/refractory multiple myeloma.  Celgene has announced plans to initiate an international Phase III study of bb2121 in third line multiple myeloma in 2018 and plans to file a BLA with the FDA in 2019 for bb2121 to treat relapsed/refractory multiple myeloma.

In September 2017, we initiated a Phase I clinical study of bb21217, the second anti-BCMA product candidate arising from our collaboration with Celgene, and Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217.

Our gene therapy platform is based on lentiviral vectors. Our lentiviral vectors are used to introduce a functional copy of a gene to the patient’s own isolated hematopoietic stem cells, or HSCs, in the case of our LentiGlobin and Lenti-D product candidates, or the patient’s own isolated white blood cells which include T cells, in the case of our bb2121 and bb21217 product candidates. Additionally, we have developed a proprietary cell-based vector manufacturing process that is both reproducible and scalable. We believe our innovations in viral vector design and related manufacturing processes are important steps towards advancing the field of gene therapy and in realizing its full potential on a commercial scale.

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

Although our initial focus for severe genetic diseases is in TDT, severe SCD and CALD, and for cancer is in multiple myeloma, we believe our gene therapy platform has broad therapeutic potential in a variety of indications. We believe that our lentiviral vectors can be used to introduce virtually any gene into a cell and have the potential to be manufactured on a commercial scale reproducibly and reliably, as each new vector is produced using substantially the same process.

We also have discovery research programs utilizing our cell signaling technology and gene editing technology platform across our pipeline. For instance, we are exploring applications of our CAR and TCR T cell technologies in combination with novel proteins based on synthetic biology. These technologies may potentially allow our future T cell-based product candidates to detect the tumor microenvironment or, in the case of future CAR T cell product candidates, to be regulated by small molecules. In addition, we are focused on utilizing homing endonuclease and megaTAL gene editing technologies in a variety of potential applications and disease areas, including for oncology, hematology and other diseases.  Homing endonucleases and MegaTALs are novel enzymes that provide a highly specific and efficient way to modify DNA sequences to edit or insert genetic components to potentially treat a variety of diseases.

Our gene therapy platform and proprietary lentiviral vectors

Our gene therapy product candidates for severe genetic diseases are being developed based on a simple notion: to genetically modify a patient’s own cells to fundamentally correct or address the genetic basis underlying a disease. Although the notion of gene transfer to a patient’s own cells is simple, the processes of developing viral vectors capable of delivering the genetic material and inserting gene sequences safely into a patient’s target cells is highly technical and demands significant expertise, experience and know-how.  Leveraging our extensive expertise in viral vector design and manufacturing and transduction, we have developed a gene therapy platform that we believe is broadly applicable in a variety of indications with significant unmet medical need.

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

Our gene therapy platform takes advantage of lentiviral vectors’ ability to stably integrate into the target cell’s genome by focusing on diseases we can treat through genetic modification of HSCs, which when reintroduced back into the patient will differentiate into numerous other cell lineages. We believe our initial clinical indications in severe genetic diseases (CALD, TDT and severe SCD) can all be treated by introducing a specific functional gene into HSCs taken from the patient to correct the gene defect responsible for the disease.

HSCs are dividing stem cells that are permanently found in a patient’s bone marrow and are an ongoing replacement source of mature cell types as they die off. HSCs produce progeny cells, called progenitors, that differentiate into all of the cellular elements that compose the blood, including red blood cells (useful for TDT and severe SCD), and microglia (useful for CALD).  As such, all progenitors derived from a single gene therapy-modified HSC will carry the same corrective genetic modification, which we believe gives our approach the potential to deliver life-long clinical benefits based on a single therapeutic administration.

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

2.

A sample of HSCs is extracted from the patient through a standard process known as apheresis, where HSCs are first mobilized into the blood stream from the bone marrow using a routinely-used pharmaceutical agent and then isolated and collected from the patient’s blood. HSCs may also be extracted directly from the patient’s bone marrow.

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

4.

Prior to administering our drug product, the patient undergoes a standard myeloablation procedure (also used in allogeneic HSCT) to remove endogenous bone marrow cells. The modified HSCs are then re-infused back into the patient (approximately one to two months after initial extraction of the patient’s HSCs) and begin re-populating a portion of the bone marrow as permanently modified HSCs in a process known as engraftment. The engrafted HSCs will give rise to differentiated cells with the functional gene.

Our therapeutic approach in oncology

The delivery of modified T cell products in oncology requires several steps that are similar to our therapeutic approach in severe genetic diseases with HSCs. Importantly, our approach seeks to leverage cell transplant procedures and infrastructure already widely used in the clinic for autologous and allogeneic bone marrow transplant.

1.

We produce our lentiviral vector by co-transfecting a packaging cell line with multiple plasmids that separately encode the various components of the virus as well as a tumor-targeting protein the viral vector will carry.

2.

For the treatment of cancer, a sample of the patient’s white blood cells is extracted and isolated through a standard process known as leukapheresis, in which white blood cells are separated from the remaining fractions of the patient’s blood.

3.

The lentiviral vector is mixed with the patient’s white blood cells, which include T cells, ex vivo. This leads to the insertion of the gene encoding a tumor-targeting receptor protein into the T cells’ existing DNA.  The two most widely studied examples of tumor-targeting receptors are antibody-based chimeric antigen receptors (CAR) and natural T cell receptors (TCR). The cells are then washed to remove any remnants of the viral vector or culture media and expanded to increase the number of modified T cells to the required dosage.  These modified T cells are the therapeutic drug product that is delivered back into the patient.

4.

Prior to administering our drug product, the patient undergoes a standard lymphodepletion procedure to reduce the number of T cells that may compete with the modified T cells. The modified T cells are then re-infused back into the patient.

Our product candidate pipeline

We are developing our LentiGlobin product candidate to treat patients with TDT and severe SCD, with the goal of filing for regulatory approval in the US and EU for different genotypes of TDT and for severe SCD.  We are conducting five clinical studies of our LentiGlobin product candidate: a Phase I/II study in the United States, Australia, and Thailand to evaluate its safety and efficacy in the treatment of subjects with TDT, called the Northstar Study (HGB-204); a multi-site, international, Phase III study to evaluate its safety and efficacy in the treatment of subjects with TDT and a non-β0/β0 genotype, called the Northstar-2 Study (HGB-207); a multi-site, international, Phase III study for the treatment of subjects with TDT and a β0/β0 genotype, called the Northstar 3 Study (HGB-212);  a single-center Phase I/II study in France to evaluate its safety and efficacy in the treatment of subjects with TDT or with severe SCD (HGB-205); and a multi-site Phase I study in the United States to evaluate its safety and efficacy in the treatment of subjects with severe SCD (HGB-206).  We are currently planning to file a marketing authorization application in the EU for LentiGlobin for the treatment of adult and adolescent patients with TDT and a non-β0/β0 genotype during the second half of 2018, with a future BLA filing planned in the United States.  We are also engaged with the FDA and EMA in discussions regarding our proposed development plans for LentiGlobin in severe SCD.

We are developing our Lenti-D product candidate to treat patients with CALD with the goal of filing for regulatory approval in the US and EU for CALD, with the first filing for regulatory approval planned in 2019. We are currently conducting a Phase II/III clinical study of our Lenti-D product candidate in the United States, United Kingdom, and France, which we refer to as the Starbeam Study (ALD-102), to examine the safety and efficacy of our Lenti-D product candidate in subjects with CALD.

We are also pursuing opportunities to apply our gene therapy platform technologies in cancer by genetically modifying a patient’s own T cells to target and destroy cancer cells. Our collaboration with Celgene focuses on CAR T cell product candidates directed against BCMA, a protein expressed on the surface of multiple myeloma cells, plasma cells and some mature B cells. We are developing, in collaboration with Celgene, our bb2121 and bb21217 product candidates with the goal of filing for regulatory approval in multiple myeloma on a global basis.  We are conducting a multi-site Phase I clinical study in the United States to evaluate the safety and efficacy of our bb2121 product candidate, the lead product candidate from this collaboration, in the treatment of subjects with relapsed/refractory multiple myeloma (CRB-401), and the final patient enrolled in the CRB-401 study was treated in February 2018. We have exclusively licensed to Celgene the right to develop and commercialize our bb2121 product candidate, while we have retained an option to co-develop and co-promote this product candidate in the United States.  In February 2018, Celgene treated the first patient in a Phase 2 clinical trial of bb2121 in relapsed/refractory multiple myeloma, and Celgene plans to conduct additional clinical studies of bb2121 in earlier lines of treatment, including a planned international Phase III study of bb2121 in third line multiple myeloma.  Celgene has announced plans to file a BLA with the FDA in 2019 for bb2121 to treat relapsed/refractory multiple myeloma.

In September 2017, we initiated a Phase I clinical study of bb21217, the second anti-BCMA cell product candidate arising from our collaboration with Celgene, and Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217. We are also collaborating with Medigene AG, through its subsidiary Medigene Immunotherapies GmbH, in the research and development of TCR product candidates directed against up to four antigens for the treatment of cancer indications, and with TC BioPharm Limited in the research and development of gamma delta CAR T cells directed at hematologic and solid tumor targets.

Our LentiGlobin product candidate opportunity

β-thalassemia

Overview

In the United States and Europe, β-thalassemia is a rare genetic disease caused by a mutation in the β-globin gene resulting in the production of defective red blood cells, or RBCs. Genetic mutations cause the absence or reduced production of the beta chains of hemoglobin, or β-globin, thereby preventing the proper formation of hemoglobin A, which normally accounts for greater than 95% of the hemoglobin in the blood of adults. Hemoglobin is an iron-containing protein in the blood that carries oxygen from the respiratory organs to the rest of the body. Hemoglobin A consists of four chains—two chains each of a-globin and β-globin. Genetic mutations that impair the production of β-globin can lead to a relative excess of a-globin, leading to premature death of RBCs. The clinical implications of the a-globin/ β-globin imbalance are two-fold: first, patients lack sufficient RBCs and hemoglobin to effectively transport oxygen throughout the body and can become severely anemic; and second, the shortened life span and ineffective production of RBCs can lead to a range of multi-systemic complications, including but not limited to splenomegaly, marrow expansion, bone deformities, and iron overload in major organs.

The clinical course of β-thalassemia correlates with the degree of globin chain imbalance. Nearly 350 different mutations have been described in patients with β-thalassemia. Mutations can be categorized as those that result in no functional β-globin production (β0) and those that result in decreased functional β-globin production (β+). TDT refers to any mutation pairing that results in the need for chronic transfusions due to severe anemia, and is the clinical finding in most patients with β0/ β0 genotypes as well as many patients with other genotypes resulting in abnormal β-globin production, such as the β0/β+ and β+/β+ genotypes. Affected patients produce as little as one to seven g/dL of hemoglobin (in contrast, a normal adult produces 12-18 g/dL of hemoglobin). Hemoglobin E (βE), which is another β-globin mutation and is usually asymptomatic, can also result in TDT when paired with β0 or β+ mutations.

Limitations of current treatment options

In geographies where treatment is available, patients with TDT receive chronic blood transfusions to survive. These regimens consist of regular infusions with units of packed RBC, or pRBC, usually every three to five weeks, which are intended to maintain hemoglobin levels and control symptoms of the disease. While chronic blood transfusions can be effective at minimizing the symptoms of TDT, they often lead to unavoidable iron overload, which over time may lead to significant morbidity and mortality through iron-associated heart and liver toxicity. To help reduce iron overload-associated risks and resulting complications, patients must adhere to therapeutic iron chelation regimens to reduce the iron overload. Despite improvements in supportive care with transfusion and chelation, the overall life expectancy for a patient with TDT is significantly reduced compared to the general population. In addition, patient and caregiver quality of life can be significantly affected by complications associated with TDT and chronic disease management.

The only potentially curative therapy for β-thalassemia today is allogeneic HSCT with best outcomes observed in pediatric patients with a matched sibling donor.  However, allogeneic HSCT is associated with serious risks, some of which can be life threatening and result in death.  Potential complications of allogeneic HSCT include a risk of engraftment failure in unrelated human-leukocyte-antigen, or HLA, matched patients, a risk of life-threatening infection, and a risk of GVHD, a common complication in which donor immune cells (white blood cells in the graft) recognize the cells of the recipient (the host) as “foreign” and attack them.  As a result of these safety challenges, allogeneic HSCT can lead to significant mortality rates, particularly for patients treated with cells from a donor who is not a matched sibling, and in patients >11 years old. Consequently, transplants are offered primarily to pediatric patients with a matched sibling donor, which occurs in only a fraction of all cases. There is a need for an option that can address the underlying genetic cause of TDT for more patients. Overall, TDT remains a life shortening disease with a significant unmet medical need.

Sickle cell disease

Overview

Sickle cell disease, or SCD, is a hereditary blood disorder resulting from a mutation in the β-globin gene that causes polymerization of hemoglobin proteins and abnormal red blood cell function. The disease is characterized by anemia, vaso-occlusive pain crisis (a common complication of SCD in which there is severe pain due to obstructed blood flow in the small blood vessels of the body), cumulative damage to multiple organs, infections, stroke, overall poor quality of life and early death in a large subset of patients. Under low-oxygen conditions, which are exacerbated by the RBC abnormalities, the mutant hemoglobin polymerizes causing the RBCs to take on a sickle shape (sickle cells), which causes them to aggregate and obstruct small blood vessels, thereby restricting blood flow to organs resulting in pain, cell death and organ damage. If oxygen levels are restored, the hemoglobin can depolymerize and the RBCs will return to their normal shape, but over time, the sickling damages the cell membrane and the cells fail to return to the normal shape even in high-oxygen conditions.

Limitations of current treatment options

Where adequate medical care is available, common treatments for patients with SCD largely revolve around management and prevention of acute sickling episodes. Chronic management may include hydroxyurea and, in certain cases, chronic transfusions. Hydroxyurea is currently one of two medications approved for the treatment of SCD and is recommended for patients with recurrent episodes of acute pain or specific frequencies of painful crises. Not all SCD patients respond to hydroxyurea however, or are able to tolerate the cytotoxic effect of reduced white blood cell and platelet counts. A significant number of patients with severe SCD find it difficult to adhere to hydroxyurea treatment, and for most patients there is no effective long-term treatment.

RBC transfusion therapy can be utilized to maintain the level of sickle hemoglobin below 30% to 50%, which decreases sickling of RBCs, reduces the risk of recurrent stroke, and decreases the incidence of associated co-morbidities. While transfusion therapy can be critical in the management of acute disease, and can be vital in preventing some of the chronic manifestations of severe SCD, it does not provide equal benefit to all patients.  Furthermore, in patients with SCD, chronic blood transfusions can lead to allo-sensitization that render continued transfusions difficult.  Additional complications of chronic transfusion include iron overload.

Similar to TDT, the only potentially curative therapy currently available for severe SCD is allogeneic HSCT, however because of the significant risk of transplant-related morbidity and mortality, this option is usually offered primarily to pediatric patients with available sibling-matched donors. It is particularly difficult to find suitable donors for individuals of African descent, and it is estimated that only a fraction of eligible patients undergo transplant. In light of these factors, we believe that severe SCD is a seriously debilitating and life threatening disease with a significant unmet medical need.

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

We are conducting four clinical studies of our LentiGlobin product candidate to evaluate its safety and efficacy in the treatment of subjects with TDT. In December 2013, we announced that the first subject with TDT had been treated in our HGB-205 study, which also enrolled subjects with severe SCD. In March 2014, we announced that the first subject with TDT had been treated in our

Northstar Study (HGB-204). We announced in December 2016 that the first subject had been treated in our Northstar-2 Study (HGB-207), which evaluates the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT and non-β0/β0 genotypes. In addition, we initiated in 2017 our planned Phase III study of our LentiGlobin product candidate for the treatment of subjects with TDT and β0/β0 genotypes, called the Northstar-3 Study (HGB-212). In November 2017, we announced that the first patient has been treated in this study.  We are using our refined drug product manufacturing process with the objective of increasing the vector copy number and the percentage of transduced cells in the LentiGlobin drug product in our ongoing Northstar-2 and Northstar-3 Studies.  We presented clinical data from our Northstar Study, Northstar 2 Study and our HGB-205 study at the American Society of Hematology Annual Meeting in December 2017.

We are currently planning to file a marketing authorization application in the EU for LentiGlobin for the treatment of adult and adolescent patients with TDT and a non-β0/β0 genotype during the second half of 2018.  If successful, we also believe that data from the ongoing Northstar Study and Northstar-2 Study could form the basis for a biologics licensing application, or BLA, submission for our LentiGlobin product candidate in the United States for the treatment of patients with TDT and non-β0/β0 genotypes. In addition, if successful, we believe the data from our Northstar-3 Study, together with data from our ongoing Northstar Study, Northstar-2 Study and HGB-205 study, could be sufficient to form the basis for a BLA supplement submission for our LentiGlobin product candidate for the treatment of patients with TDT and β0/β0 genotypes.

We are conducting two clinical studies of our LentiGlobin product candidate to evaluate its safety and efficacy in the treatment of subjects with severe SCD. In October 2014, we announced that the first subject with severe SCD had been treated in our HGB-205 study. We are also conducting our HGB-206 study to evaluate the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with severe SCD. In 2016, we amended the protocol of our HGB-206 study to expand enrollment and to incorporate several process changes, including using refined drug product manufacturing process. In February 2017, we announced that the first subject has been treated under this amended protocol.  We are engaged with FDA and EMA in discussions regarding our proposed development plans for LentiGlobin in severe SCD. We presented clinical data from our HGB-205 and HGB-206 studies at the American Society of Hematology Annual Meeting in December 2017.

Our LentiGlobin product candidate has been granted Orphan Drug status by the FDA and EMA for both β-thalassemia and SCD. Our LentiGlobin product candidate was granted Fast-Track designation by the FDA for the treatment of β-thalassemia major and for the treatment of certain patients with severe SCD.  The FDA has also granted Regenerative Medicine Advanced Therapy (RMAT) designation to our LentiGlobin product candidate for the treatment of severe SCD.  The FDA has granted Breakthrough Therapy designation to our LentiGlobin product candidate for the treatment of transfusion-dependent patients with β-thalassemia major. We are participating in the EMA’s Adaptive Pathways pilot program (formerly referred to as Adaptive Licensing), which is part of the EMA’s effort to improve timely access for patients to new medicines. Based on our discussions involving the EMA, European Health Technology Assessment agencies and patient advocacy organizations as part of this program, we believe that it is possible to seek conditional approval for LentiGlobin for the treatment of adults and adolescents with TDT on the basis of the totality of the clinical data from our ongoing Northstar Study and HGB-205 study, with available data from our Northstar 2 Study, assuming these studies demonstrate acceptable efficacy and safety, respectively, and in particular, transfusion independence.  We believe that conversion to full approval would be subject to the successful completion of our ongoing Northstar-2 and Northstar-3 Studies, supportive long-term follow-up data and “real-world” post-approval monitoring data. Whether or not our clinical data are sufficient to support conditional, and ultimately full, approval will be a review decision by the EMA. In addition, the EMA has granted Priority Medicines (PRIME) eligibility for our LentiGlobin product candidate in the treatment of TDT.

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

The Northstar-2 Study (HGB-207) – Phase III study in subjects with TDT and a non-β0/ β0 genotype

Our Northstar-2 Study is an ongoing single-dose, open-label, non-randomized, international, multi-site Phase III clinical study to evaluate the safety and efficacy of the LentiGlobin product candidate to treat subjects with TDT and non-β0/β0 genotypes.

Approximately 23 subjects will be enrolled in the study, consisting of at least 15 adolescent and adult subjects between 12 and 50 years of age at enrollment, and at least eight pediatric subjects less than 12 years of age at enrollment. To be enrolled, subjects with TDT and non-β0/β0 genotypes must have received at least 100 mL/kg/year of pRBCs per year for the past two years. All subjects must be eligible for allogeneic HSCT, but without a matched sibling allogeneic HSCT donor.

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

Subjects in our Northstar-2 Study will be treated with our LentiGlobin product candidate manufactured using our refined drug product manufacturing process with the objective of increasing the vector copy number and the percentage of transduced cells. In December 2016, we announced the first subject in the Northstar-2 Study had received treatment with our LentiGlobin product candidate.

The HGB-205 study – Phase I/II clinical study in subjects with TDT or with severe SCD

Our HGB-205 study is a single-dose, open-label, non-randomized, Phase I/II clinical study at a single site in France to examine the safety and efficacy of our LentiGlobin product candidate in up to seven subjects with a diagnosis of TDT or severe SCD. Study subjects must be between five and 35 years of age with a diagnosis of TDT or severe SCD. In December 2013, we announced that the first subject with TDT had been treated in our HGB-205 study and in October 2014 we announced that the first subject with severe SCD had been treated in our HGB-205 study. To be enrolled, subjects with TDT must have received at least 100 mL/kg/year of pRBCs per year for the past two years. Those with severe SCD must have failed to achieve clinical benefit from treatment with hydroxyurea and have an additional poor prognostic risk factor (e.g., recurrent vaso-occlusive crises or acute chest syndromes). All subjects must be eligible for allogeneic HSCT, but without a matched sibling allogeneic HSCT donor. This study is fully enrolled, with four subjects with TDT and three subjects with SCD enrolled in this study.

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

Northstar-3 Study (HGB-212) – Phase III Study for TDT in subjects with TDT and β0/ β0 genotypes

Our Northstar-3 Study is an ongoing single-dose, open-label, non-randomized, international, multi-site Phase III clinical study to evaluate the efficacy and safety of the LentiGlobin product candidate to treat subjects with TDT and β0/β0 genotypes.

Approximately 15 subjects who are less than 50 years of age at enrollment will be enrolled in the study. To be eligible, subjects with TDT and a β0/β0 genotype must have received at least 100 mL/kg/year of pRBCs or ≥8 transfusions of pRBCs per year for the past two years. All subjects must be clinically stable and eligible to undergo HSCT, as well as having been treated and followed for at least the last two years in a specialized center that maintained detailed medical records, including transfusion history.

The primary endpoint of this study is the proportion of treated subjects who meet the definition of “transfusion reduction”, which is defined as demonstration of reduction in volume of RBC transfusion requirements (in mL/kg) in the post-treatment time period of Months 12 to 24 compared to the average annual transfusion requirement in the 24 months prior to enrollment.  The secondary endpoints of this study are to measure the proportion of subjects who meet the definition of “transfusion independence” and also quantify gene transfer efficiency and expression, and measure the effects of treatment with the LentiGlobin drug product on transfusion requirements post-transplant and clinical events. Each subject will remain on study for approximately 24 months from time of consent.

Subjects in our Northstar-3 Study will be treated with our LentiGlobin product candidate manufactured using our refined drug product manufacturing process with the objective of increasing the vector copy number and the percentage of transduced cells.

In November 2017, we announced that the first subject in the Northstar-3 Study had received treatment with our LentiGlobin product candidate.

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

In October 2016, we announced that we have amended the protocol for our HGB-206 study to incorporate several changes with the goal of increasing production of anti-sickling β-globin, such as increasing the percentage of transduced cells through manufacturing improvements, increasing target busulfan area under the curve, introducing a minimum period of regular blood transfusions prior to stem cell collection, and collecting HSCs from peripheral blood after mobilization with plerixafor rather than via bone marrow harvest. In February 2017, we treated the first subject under this amended protocol for the HGB-206 study.

Updated Clinical Data for the LentiGlobin product candidate in subjects with TDT or severe SCD

Updated clinical data from the Northstar Study in subjects with TDT

In December 2017, we presented updated clinical data from our Northstar Study at the ASH Annual Meeting. All data presented at ASH Annual Meeting and summarized below from our Northstar Study are as of the data cut-off date of September 21, 2017. As of the data cut-off date, ten subjects with non-β0/β0 genotypes and eight subjects with β0/β0 genotypes have undergone infusion with LentiGlobin drug product in our Northstar Study.

For the 18 subjects, the median LentiGlobin drug product vector copy number was 0.7 (min. max: 0.3-1.5) copies per diploid genome, the median cell dose was 8.1 (range: 5.2-18.1) x 106 CD34+ cells/kg, and the proportion of transduced CD34+ cells was 17 to 58 percent. Vector copy number, or VCN, is a measurement of the mean number of viral vectors in a population of cells, or vector copies per diploid genome.

As of the data cut-off date, all 18 subjects have ≥18 months follow up, with ten having completed the two-year follow up analysis. Three subjects have had three years of follow up, for a median of 27.4 (range: 17.5-36.5) months of follow up.

Nine of ten subjects with non-β0/β0 genotypes were free from chronic transfusions, for a median of 29 (range: 14.7-33.1) months. These nine subjects had HbAT87Q concentrations of 3.6-9.3 (g/dL). The one subject with a non-β0/β0 genotype who still required periodic transfusions was treated with LentiGlobin drug product having a VCN in the lower range (0.3 copies per diploid genome).

Two of eight subjects with β0/β0 genotypes have not received a transfusion in more than a year (16.7 months and 15.7 months). At the subjects’ last study visits (Month 36 and Month 18, respectively), total hemoglobin levels were 10.2 and 10.3 g/dL and HbAT87Q levels were 9.7 and 7.0 g/dL, respectively. Clinically meaningful reductions in transfusion volume and frequency were observed in five of the six subjects with β0/β0 genotypes who have continued to receive transfusions.

The safety profile of LentiGlobin drug product continues to be consistent with myeloablative conditioning with single-agent busulfan. No Grade 3 or higher drug product-related adverse events have been observed. All subjects remain enrolled in the study and there have been no reports of graft versus host disease.

It should be noted that these data presented above are current as of the data cut-off date, are preliminary in nature and our Northstar Study is not complete. There is limited data concerning long-term safety and efficacy following treatment with our LentiGlobin product candidate. These data may not continue for these subjects or be repeated or observed in ongoing or future studies involving our LentiGlobin product candidate in subjects with TDT, including this study, our HGB-205 study, our Northstar-2 Study, or our Northstar-3 Study. It is possible that subjects for whom transfusion support has been reduced or eliminated may receive transfusion support in the future.

Updated clinical data from the Northstar-2 Study in subjects with TDT and a non-β0/β0 genotype

In December 2017, we presented updated clinical data from our Northstar-2 Study at the ASH Annual Meeting.  As of December 1, 2017, drug product had been manufactured for ten subjects, using our updated refined drug product manufacturing process. The median LentiGlobin drug product VCN for these subjects was 3.3 (range: 2.4-5.4) copies per diploid genome.

As of October 13, 2017, seven subjects, with ages of 15-24 years, had been infused with LentiGlobin drug product. The median follow-up period was 3 (range 1-9) months. Three subjects who had ≥6 months of follow-up as of October 13, 2017 are transfusion-free, and of the three subjects, two have achieved or are approaching a normal total hemoglobin level (up to 12.5 g/dL total Hb; range in three subjects: 8.4 – 12.5 g/dL) without transfusions (up to 10.2 g/dL vector-derived HbAT87Q). Five of six subjects treated in the study with ≥3 months of follow-up available as of December 1, 2017 are making at least 6 g/dL of HbAT87Q.

The safety profile of LentiGlobin drug product to date is similar to that observed in the Northstar Study, and consistent with myeloablative conditioning with single-agent busulfan. No drug product-related adverse events have been observed. All subjects remain enrolled in the study and there have been no reports of graft versus host disease.

It should be noted that these data presented above are current as of the data cut-off date, are preliminary in nature and our Northstar Study-2 is not complete. There is limited data concerning long-term safety and efficacy following treatment with our LentiGlobin product candidate. These data may not continue for these subjects or be repeated or observed in ongoing or future studies involving our LentiGlobin product candidate in subjects with TDT, including this study, our Northstar Study, or our Northstar-3 Study, or our HGB-205 study. It is possible that subjects for whom transfusion support has been reduced or eliminated may receive transfusion support in the future.

Updated clinical data from the HGB-205 study in subjects with TDT or severe SCD

In December 2017, we presented updated clinical data from our HGB-205 study in subjects with SCD or TDT at the ASH Annual Meeting.  All data presented at the ASH Annual Meeting and summarized below from our HGB-205 study are as of the data cut-off date of September 20, 2017. As of the data cut-off date, the study had enrolled three subjects with severe SCD and four subjects with TDT.

All three subjects with severe SCD were infused with LentiGlobin drug product and showed rising HbAT87Q in the first six months following infusion. Subject 1204 was 13 years old at study enrollment. At 30 months post-drug product infusion, this subject had a total hemoglobin level of 12.4 g/dL, of which 6.1 g/dL was HbAT87Q and 52 percent was anti-sickling hemoglobin. HbAT87Q concentration in this subject has remained stable since approximately nine months post-infusion. The subject continues to show marked clinical improvement. Subject 1207 was 16 years old at study enrollment. At 9 months following drug product infusion, this subject had a total hemoglobin of 10.0 g/dL, of which 0.7 g/dL was HbAT87Q and 14 percent was anti-sickling hemoglobin). This subject had a pre-treatment history of frequent episodes of vaso-occlusive crisis (VOC) and acute chest syndrome (ACS) despite hydroxyurea prior to beginning regular transfusions. Subject 1207 had episodes of ACS and hospitalization at six and eight months post-treatment, and was treated with exchange transfusions.  Subject 1208 was 21 years old at study enrollment. At last follow-up (6.0 months), this subject had a total hemoglobin of 10.6 g/dL, of which 2.7 g/dL was HbAT87Q and 46 percent was anti-sickling hemoglobin). This subject had a pre-treatment history of frequent episodes of VOCs and ACS prior to beginning regular transfusions, and was still symptomatic while receiving regular transfusions. Following LentiGlobin treatment, Subject 1208 has had no episodes of VOCs or ACS (with six months follow-up).

All four subjects with TDT have remained free of chronic transfusions since shortly after receiving LentiGlobin drug product. Subject 1201 (β0/βE genotype) has been free of transfusions for 45.2 months with total hemoglobin of 10.1 g/dL at month 42, of which 6.7 g/dL was HbAT87Q. Subject 1202 (β0/βE genotype) has been free of transfusions for 40.1 months with total hemoglobin of 12.9 g/dLat month 42, of which 10.1 g/dL was HbAT87Q. Subject 1206 (β0/βE genotype) has been free of transfusions for 23.8 months with total hemoglobin of 11.1 g/dL at month 21, of which 8.0 g/dL was HbAT87Q. Subject 1203, who is homozygous for the severe β+ mutation IVS1-110, has been free of transfusions for 20.9 months with total hemoglobin of 8.7 g/dL at month 24, of which 6.7 g/dL was HbAT87Q. Three of four subjects (1201, 1202 and 1206) were able to begin therapeutic phlebotomy. Subject 1202 subsequently discontinued iron chelation and phlebotomy.

The safety profile of LentiGlobin drug product continues to be consistent with myeloablative conditioning with single-agent busulfan. No drug-product related adverse events have been observed.

It should be noted that these data presented above are current as of the data cut-off date, are preliminary in nature and our HGB-205 study is not complete. There is limited data concerning long-term safety and efficacy following treatment with our LentiGlobin product candidate. These data may not continue for these subjects or be repeated or observed in ongoing or future studies involving our LentiGlobin product candidate in subjects with TDT or SCD, including this study, our Northstar Study, our Northstar-2 Study, or our Northstar-3 Study. It is possible that subjects for whom transfusion support has been reduced or eliminated may receive transfusion support in the future. Furthermore, the LentiGlobin drug product used for the HGB-205 study is manufactured at the clinical trial site in Paris, and is not manufactured at our third-party manufacturing locations, and does not use our updated drug product manufacturing process that is being utilized in our Northstar-2 Study.

Updated clinical data from the HGB-206 study in subjects with severe SCD

Also in December 2017 at the ASH Annual Meeting, we presented updated clinical data from our HGB-206 study of subjects with severe SCD.  All data presented at the ASH Annual Meeting and summarized below from our HGB-206 study are as of the data cut-off date of October 26, 2017 for Group A and November 30, 2017 for Group B. Subjects in this study are divided into three cohorts: A, B and C. Subjects in Group A were treated under the original study protocol. Subjects in Group B were treated under an amended study protocol that included changes intended to increase drug product VCN and to improve engraftment of gene-modified stem cells. Subjects in both Group A and B had drug product made from stem cells collected using bone marrow harvest. Subjects in Group C are also treated under the amended study protocol, but received LentiGlobin made from stem cells collected from peripheral blood after mobilization with plerixafor, rather than via bone marrow harvest. As of the data cut-off date, ten subjects had been treated in the study and follow‑up data were available on nine subjects from groups A and B, with a median of 21 (6-27) months since transplantation.  The updated clinical data from our HGB-206 study presented at the ASH Annual Meeting are summarized below.

	Group A N=7 Median (min-max)	Group B N=2
		Subject 1312	Subject 1313
Transduced CD34+ cells (%)	25 (8-42)	95[1], 90[1]	46, 83[1]
Drug product Cell Dose (x10[6] CD34+ cells)	2.1 (1.6-5.1)	3.2	2.2
Drug product VCN (copies per diploid genome)	0.6 (0.3-1.3)	2.9[1], 5.0[1]	1.4, 3.3[1]
VCN in peripheral blood (copies per diploid genome at last measurement)	0.1 (0.1-0.2)	2.5 (month 6)	0.5 (month 9)
HbAT87Q (g/dL at last measurement)	0.7 (0.5-2.0)	6.4 (month 6)	3.0 (month 9)
HbAT87Q (% of total, at last measurement)	7.9 (5.3-18.2)	51% (month 6)	28% (month 9)
[1]

LentiGlobin drug product manufactured using refined process. Both subjects in Group B received drug product from two manufacturing lots. Data regarding each of these LentiGlobin drug product lots for these two subjects are reflected in the table above. Further, Subject 1313 received LentiGlobin drug product manufactured using a combination of the original and the updated manufacturing process. Subject 1312 received LentiGlobin drug product manufactured entirely using the updated manufacturing process.

As of November 30, 2017, LentiGlobin drug product has been manufactured for four subjects enrolled in Group C of this study, for which the median transduced CD34+ cells was 80 percent, the median drug product cell dose was 6.9 x106 CD34+ cells, and the median drug product VCN was 3.3 copies per diploid genome. The first subject treated with LentiGlobin in Group C of this study had VCN of 2.5 copies per diploid genome in peripheral blood one month following infusion.

The safety profile of LentiGlobin drug product observed from drug product infusion to latest follow-up was generally consistent with myeloablative conditioning with single-agent busulfan.

It should be noted that these data presented above are current as of the respective data cut-off dates, are preliminary in nature and our HGB-206 study is not complete. There is limited data concerning long-term safety and efficacy following treatment with our LentiGlobin drug product. These data may not continue for these subjects or be repeated or observed in ongoing or future studies involving our LentiGlobin product candidate in subjects with severe SCD, including this study and our HGB-205 study. It is possible that subjects for whom complications of severe SCD have been reduced or eliminated may experience complications of severe SCD in the future. Furthermore, the LentiGlobin drug product used in the HGB-206 study under the original protocol and presented above did not utilize our refined drug product manufacturing process that is being utilized under the amended protocol for the HGB-206 study.

Clinical data for plerixafor-mediated peripheral HSC collection in subjects with severe SCD

Also in December 2017, we presented clinical data on the feasibility and potential benefits of plerixafor-mediated peripheral HSC collection and LentiGlobin drug product manufacturing subjects with severe SCD at the ASH Annual Meeting. The results of the study, as of the November 30, 2017 data cut-off, suggest that plerixafor mobilization is generally tolerable for severe SCD subjects, and may enable the collection of a greater quantity of higher quality cells that may be used in the manufacture of LentiGlobin drug product, as summarized below:

Number of Subjects	Bone Marrow Harvest 9 (26 BMHs)	Plerixafor-Mediated Peripheral Blood HSC Collection 7 (10 mobilization cycles)
Adverse Events	17 Grade >3 AEs following BMH in 5 subjects, 4 were SAEs (1 procedural pain, 3 SCD pain crisis)	5 Grade 3 events included 2 non-serious (hypomagnesemia and non-cardiac chest pain), 3 were SAEs (1 subject each) of SCD pain crisis
CD34+ cells collected per harvest median (min-max) cells/kg	5.0 (0.3-10.8) x 10[6]	10.4 (5.1-20.0) x 10[6]

Our Lenti-D product candidate opportunity

Adrenoleukodystrophy

Adrenoleukodystrophy is a rare X-linked, metabolic disorder caused by mutations in the ABCD1 gene which results in a deficiency in adrenoleukodystrophy protein, or ALDP, and subsequent accumulation of very long-chain fatty acids, or VLCFA. VLCFA accumulation occurs in plasma and all tissue types, but primarily affects the adrenal cortex and white matter of the brain and spinal cord, leading to a range of clinical outcomes. The most severe form of ALD, the inflammatory cerebral phenotype, referred to as CALD, involves a progressive destruction of myelin, the protective sheath of the nerve cells in the brain that are responsible for thinking and muscle control. Symptoms of CALD usually occur in early childhood and progress rapidly if untreated, leading to severe loss of neurological function and eventual death in most patients. We estimate that approximately 35%  to 40% of boys with ALD will develop CALD.

Limitations of current treatment options

There is a clear unmet medical need for patients with CALD. Currently, the only effective treatment option is allogeneic HSCT. In this procedure, the patient is treated with HSCs containing a functioning copy of the gene contributed by a donor other than the patient.

Allogeneic HSCT is an effective treatment option for patients in the earliest stages of cerebral disease, ideally using an unaffected matched sibling HSC donor to minimize complications. However, the majority of allogeneic HSCT procedures for CALD are carried out with non-sibling matched donor cells or partially matched related or unrelated donor cells including umbilical cord blood cells because a matched sibling donor is not available. The difficulty of finding a suitable donor is one of the primary limitations of this approach. Complications of allogeneic HSCT include a significant risk of morbidity and mortality related to graft failure, GVHD and opportunistic infections, particularly in patients who undergo non-sibling-matched allogeneic HSCT.

As the outcome of HSCT varies with clinical stage of the disease at the time of transplant, early diagnosis of CALD is important. In the United States, newborn screening for ALD was added to the Recommended Universal Screening Panel, or RUSP, in February 2016. The RUSP is a list of disorders that are screened at birth and recommended by the Secretary of the U.S. Department of Health and Human Services for states to screen as part of their state universal newborn screening program. Disorders are chosen based on evidence that supports the potential net benefit of screening, among other factors. A small number of states in the United States have added ALD to their newborn screening programs. Newborn screening may have a profound impact on early identification and treatment of boys with CALD.

Our Lenti-D product candidate

We are developing our Lenti-D product candidate as an autologous treatment with the potential to provide the effectiveness seen with allogeneic-HSCT, but without the immunologic risk. Our approach involves the ex vivo insertion of a functional copy of the ABCD1 gene via an HIV-1 based lentiviral vector into the patient’s own HSCs to correct the aberrant expression of ALDP in patients with CALD. Upon successful engraftment of our Lenti-D product candidate, we expect that microglia in the brain derived from the transduced HSCs will express functional ALDP and stabilize the demyelination and cerebral inflammation characteristics of CALD.

We treated the first subject in the Starbeam Study in the United States in 2013. In October 2017, interim data was published in the New England Journal of Medicine along with a poster presentation at the Child Neurology Society Annual Meeting. In January 2018, we announced that we intend to expand the Starbeam Study to enroll a total of 30 patients in an effort to enable the manufacture of our Lenti-D product candidate in Europe, the subsequent treatment of subjects in Europe, and to bolster our overall clinical data package for potential future regulatory filings in the United States and Europe. We are currently enrolling the additional subjects in the Starbeam Study.

If successful, and pending further discussion with the regulatory authorities, the results from the Starbeam Study could potentially form the basis of a BLA submission to the FDA and an MAA to the EMA for Lenti-D.  We are planning to submit our first filing for regulatory approval of Lenti-D in 2019.  However, there can be no assurance that the FDA and the EMA will not require additional studies before the approval of a BLA or MAA, respectively. The FDA has advised us that the Starbeam Study may not be deemed to be a pivotal study or may not provide sufficient support for a BLA submission. The FDA normally requires two pivotal clinical studies to approve a drug or biologic product, and thus the FDA may require that we conduct additional clinical studies of Lenti-D prior to a BLA submission. Lenti-D has been granted Orphan Drug status by the FDA and EMA for adrenoleukodystrophy.

Clinical development of our Lenti-D product candidate

Completed non-interventional retrospective study (the ALD-101 Study)

CALD is a rare disease and as such, data on the natural history of the disease, as well as the efficacy and safety profile of allogeneic HSCT is limited in the scientific literature. In order to further characterize the natural history of CALD, describe outcomes after HSCT, and identify predictors of positive treatment outcomes, we performed a large, multicenter, retrospective chart review and collected data on 72 untreated CALD patients, and 65 CALD patients who received allogeneic HSCT.  In the study, we collected survival, functional and neuropsychological assessments and neuroimaging data for both treated and untreated patients, as available; however, given the retrospective nature of the study, we were not able to collect comprehensive data for all subjects.  Additional analyses were conducted to gain further insight into ongoing risks and determinants of successful outcomes after HSCT, identify appropriate populations for treatment, and define endpoints that could be useful for future clinical studies.

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

The primary efficacy endpoint of the study is the proportion of patients who are alive and free of major functional disabilities (MFD) at 24 months post-treatment.  MFDs are 6 of the most severe functional disabilities typical of CALD that are thought to be of the greatest clinical significance because they most severely impair a patient’s ability to functional independently. They are loss of communication, no voluntary movement, cortical blindness, tube feeding, wheelchair dependence, and total incontinence. The primary safety endpoint is the proportion of patients who experience either ≥ Grade 2 acute GVHD or chronic GVHD by 2 years post-treatment.

Secondary and exploratory endpoints include change in Neurologic Function Score (NFS), change in Loes score, resolution of gadolinium enhancement on MRI, evidence of graft failure, and occurrence of AEs and SAEs.

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

Symptoms	Score
Loss of communication	3
No voluntary movement	3
Cortical blindness	2
Tube feeding	2
Wheelchair required	2
Total incontinence	2
Swallowing/other CNS dysfunctions	2
Spastic gait (needs assistance)	2
Hearing/auditory processing problems	1
Aphasia/apraxia	1
Visual impairment/fields cut	1
Running difficulties/hyperreflexia	1
Walking difficulties/spasticity/spastic gait (no assistance)	1
Episodes of incontinency	1
Nonfebrile seizures	1
Total	25

The Loes score is a 34-point scale specifically designed to objectively measure the extent of demyelination and atrophy in CALD based on brain magnetic resonance imaging, or MRI, studies. Increasing Loes scores indicate worsening disease. A Loes score of one-half or more (i.e., the presence of any such abnormalities) indicates the cerebral form of the disease, and patients with a Loes score of 10 or more generally are not considered to be good candidates for allogeneic HSCT due to the advanced stage of the disease. CALD can progress rapidly and is associated with severe inflammation and disruption of the blood brain barrier which can be detected by gadolinium enhancement on brain MRI. Evidence of gadolinium enhancement, referred to by clinicians as a gadolinium positive result, is highly predictive of rapid neurologic decline. However, while pre-transplant gadolinium status is clearly correlated with rapid disease progression, the kinetics of gadolinium enhancement after clinically successful HCST are not well understood.

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

Interim Clinical Data from the Starbeam Study

In October 2017, we presented interim clinical data from the Starbeam Study at the Child Neurology Society (CNS) Annual Meeting. All data presented at the CNS Annual Meeting and summarized below from the Starbeam Study are as of the data cut-off date of August 25, 2017. As of the data cut-off date, each of the initial cohort of 17 subjects had achieved 24 months of post-treatment follow-up. Fifteen of these initial 17 subjects remain alive and free of MFDs, the primary efficacy endpoint of the trial. These 15 subjects also maintained NFS ≤ 1 at 24 months of follow-up. Twelve of the 17 subjects had a stable Loes score at 24 months of follow-up, defined as maintaining a Loes score of ≤ 9 or not increasing by ≥ 6 from baseline. Fourteen of these initial 17 subjects showed resolution of gadolinium enhancement at their last follow-up.

As of August 25, 2017, an additional four subjects in the expansion cohort had been infused and received Lenti-D drug product with a median drug product VCN of 1.4 (range: 1.2 – 1.9) copies per diploid genome.  Most adverse events for the entire cohort occurred during the 2 weeks post-transplant and most were associated with myeloablative chemotherapy. There were three adverse events deemed related or possibly related to Lenti-D drug product: one serious adverse event of Grade 3 BK-mediated viral cystitis, one adverse event of Grade 1 tachycardia, and one adverse event of Grade 1 vomiting.  All resolved with standard measures.  There was no engraftment failure or GVHD. There was no evidence of insertional oncogenesis.

It should be noted that the data presented above are current as of August 25, 2017, are preliminary in nature and the Starbeam Study is not complete. There are limited data concerning long-term safety and efficacy following treatment with our Lenti-D product candidate. These responses may not continue for these subjects or be repeated or observed in our ongoing Starbeam Study or future studies involving our Lenti-D product candidate. It is possible that subjects who exhibit NFS stabilization, a stable Loes score, or resolution of gadolinium enhancement as of the data cut-off date may experience disease progression in the future.

The ALD-103 study – Observational study

We are also conducting the ALD-103 study, an observational prospective and retrospective data collection study of 60 subjects with CALD ≤17 years of age who received allogeneic HSCT.  This study is ongoing and designed to collect efficacy and safety outcomes data in subjects who have undergone allogeneic HSCT in a period that is contemporaneous with the Starbeam Study.  We anticipate that our Lenti-D product candidate safety and efficacy will be evaluated by the FDA and EMA in light of the data collected in the Starbeam Study in conjunction with our retrospective observational ALD-101 study and our retrospective and prospective observational ALD-103 study.

Our collaboration with Boston Children’s Hospital in severe SCD

We are collaborating with investigators at Boston Children’s Hospital, or BCH, to advance a product candidate that utilizes a lentiviral vector delivering a short hairpin RNA, or shRNA, embedded in a microRNA, or miRNA, which is known as a shRNAmiR, to suppress the genetic target BCL11a to upregulate fetal hemoglobin to treat patients with severe SCD.  An IND to investigate this product candidate in a Phase I clinical study is now open, and our collaborators at BCH plan to initiate the clinical study in the first half of 2018.  We have an exclusive license to this program and the related intellectual property from BCH.

Our preclinical research opportunities in severe genetic diseases

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

In addition, we believe our expertise in gene editing and cell transduction also provides an opportunity to develop new products for use in the in vivo setting. In this case, homing endonucleases and MegaTALs that provide a highly specific and efficient way to modify DNA sequences to edit or insert genetic components would be delivered directly to the disease site (e.g., to the brain, liver or eye) or into the bloodstream of the patient and, in vivo deliver the genetic material to or modify those target cells. We believe in vivo gene editing opens up additional rare disease and large market indications where this approach is more appropriate for the disease and targeted cells.

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

With both our CAR and TCR T cell technologies, we harvest a patient’s white blood cells in a process called leukapheresis, activate certain T cells to grow and then the gene sequences for the CAR or TCR construct are transferred into the T cell DNA using a lentiviral vector. The number of cells is expanded until it reaches the desired dose. These genetically engineered cells, which will express the receptors that can recognize the specific proteins that are characteristic of specific cancers, are then infused back into the patient. Our T cell engineering process is rapid (complete in approximately ten days) and manufactures modified T cells in a sterile closed system. When the engineered T cell is returned to the cancer patient, it engages the target protein on the cancer cell, triggers a series of signals that result in tumor cell killing, the production of anti-cancer cytokines, and undergoes multiple rounds of cell division to greatly expand the number of these anti-cancer T cells. These engineered T cells have the natural “auto-regulatory” capability of normal T cells and once the tumor cells containing the target antigen are destroyed, the engineered T cells decrease in number, but with the potential to leave a smaller number of memory T cells in the body as a form of immune surveillance against potential tumor regrowth. The genetically-engineered T cells are designed to supplement a patient’s immune system and can be further engineered to overcome immune evasion mechanisms employed by cancer cells.

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

Our CAR T cell product candidates – bb2121 and bb21217

We are developing, in collaboration with Celgene, bb2121 and bb21217, our CAR T cell product candidates, with the goal for filing for regulatory approval in multiple myeloma on a global basis.  bb2121 and bb21217 both bind to BCMA, a cell surface protein expressed on cancer cells. Multiple myeloma is a hematologic malignancy that develops in the bone marrow in which normal antibody-producing plasma cells transform into myeloma. The growth of the cancer cells in the bone marrow blocks production of normal blood cells and antibodies, and also causes lesions that weaken the bone. BCMA is expressed on normal plasma cells, some mature B cells, and on malignant multiple myeloma cells, but is absent from other normal tissues. We believe BCMA presents an attractive immunotherapeutic target for our technology for a number of reasons. In December 2015, researchers from the NIH announced promising clinical data in multiple myeloma with an anti-BCMA CAR T cell therapy that established clinical proof-of-concept for the BCMA target using a gamma-retroviral vector.

We are conducting a Phase I clinical study of our bb2121 product candidate in the United States. Our product candidate bb2121 is the lead product candidate from our multi-year collaboration with Celgene. Since our collaboration arrangement with Celgene was announced in March 2013, we have worked collaboratively to discover, develop and commercialize CAR T cell product candidates in oncology. The FDA and EMA have granted Orphan Drug status to both the bb2121 product candidate for the treatment of patients with relapsed/refractory multiple myeloma.  The FDA has granted Breakthrough Therapy designation and the EMA has granted PRIME eligibility to the bb2121 product candidate for relapsed/refractory multiple myeloma.

Our collaboration arrangement with Celgene was amended in June 2015 to focus on CAR T cell product candidates targeting BCMA. In February 2016, we exclusively licensed to Celgene the right to develop and commercialize our bb2121 product candidate and we expect to exercise our option to co-develop and co-promote this product candidate in the United States.  In February 2018, Celgene treated the first patient in a Phase 2 clinical trial of bb2121 in relapsed/refractory multiple myeloma, and Celgene plans to conduct additional clinical studies of bb2121 in earlier lines of treatment for multiple myeloma, including a planned international Phase III study of bb2121 in third line multiple myeloma.  Celgene has announced plans to file a BLA with the FDA in 2019 for bb2121 to treat relapsed/refractory multiple myeloma.  We retain an option to co-develop and co-commercialize this product candidate, as described more fully below under “Strategic collaborations—Our strategic alliance with Celgene.”

In September 2017, we initiated a Phase I clinical study of bb21217, the second anti-BCMA cell product candidate arising from our collaboration with Celgene, and Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217. The FDA has also granted Orphan Drug status to the bb21217 product candidate for the treatment of patients with relapsed/refractory multiple myeloma.

The CRB-401 study – Phase I clinical study in subjects with relapsed/refractory multiple myeloma

Our CRB-401 study is a single-dose, open-label, non-randomized, multi-site Phase I clinical study in the United States to examine the safety and efficacy of our bb2121 product candidate in up to 50 subjects with relapsed/refractory multiple myeloma. In order to be eligible for CRB-401, subjects must have received three prior regimens, including a proteasome inhibitor (PI; bortezomib or carfilzomib) and an immunomodulatory agent (IMiD;lenalidomide or pomalidomide), or be “double-refractory” to both a proteasome inhibitor and an immunomodulatory agent.  In the expansion cohort, subjects must have received at least a PI, and IMiD and daratumumab, and be refractory to their last time of therapy.

Following screening, enrolled subjects undergo a leukapheresis procedure to collect autologous T cells for manufacturing our bb2121 drug product. The bb2121 drug product is produced from each subject’s own blood cells, which are modified using a lentiviral vector encoding the anti-BCMA CAR. Following manufacture of the bb2121 drug product, subjects receive one cycle of lymphodepletion of cyclophosphamide and fludarabine prior to infusion of the bb2121 drug product.

The primary endpoint of the study is the incidence of adverse events and abnormal laboratory test results, including dose-limiting toxicities. The study also seeks to assess disease-specific response including: complete response (CR), very good partial response (VGPR), and partial response (PR) according to the International Myeloma Working Group Uniform Response Criteria for Multiple Myeloma. The study also seeks to determine the maximally tolerated dose and recommended dose for further clinical trials.

Each subject is followed for up to 60 months post-treatment, and then is enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the 60-month period.  In September 2017, we announced that the expansion cohort of the study has been initiated with first subject treated, and the final patient enrolled in the CRB-401 study was treated in February 2018.

Updated Clinical Data from the CRB-401 Study

In December 2017, we and Celgene Corporation presented updated results from our CRB-401 study at the ASH Annual Meeting. All data presented at this meeting and summarized below from our CRB-401 study are as of the data cut-off date of October 2, 2017. As of the data cut-off date, 21 subjects had been enrolled and dosed in the dose-escalation phase of the study, in four dose cohorts: 50 x 106, 150 x 106, 450 x 106 and 800 x 106 CAR-T cells. Subjects on study were heavily pre-treated, with a median of seven prior therapies, ranging from three to 14 prior lines of therapy. Eighteen subjects were enrolled and dosed in the active dose cohorts (150 x 106, 450 x 106 and 800 x 106 CAR-T cells), with a median follow-up of 40 weeks (range: 6.6-69 weeks). Seventeen of these subjects achieved an objective response, of which 16 subjects achieved at least a very good partial response (VGPR), of which 10 subjects achieved a complete response or unconfirmed complete response.  Nine of the ten subjects who were evaluable for minimal residual disease status were found to be MRD-negative, one MRD positive patient did no obtain a response. Median progression-free survival has not been reached in the active dose cohorts. The progression-free survival at 6 months and 9 months was 81% and 71%, respectively. Three subjects of the 21 subjects in the dose-escalation phase of the study who initially responded to therapy subsequently experienced disease progression.

In the dose-escalation phase, 15/21 (71%) of subjects had cytokine release syndrome (CRS), mostly Grade 1 & 2, with 2 subjects experiencing Grade 3 CRS (9%). Four subjects received tocilizumab, 1 (Grade 2 CRS) received steroids and in each case the CRS resolved within 24 hours. The most common treatment-emergent Grade 3-4 adverse event in 21 infused subjects were cytopenias commonly associated with lymphodepleting chemotherapy including neutropenia (86%), anemia (57%) and thrombocytopenia (43%). There were two deaths in the active cohorts at 22 and 69 weeks following infusion, respectively. The first was due to cardiac arrest and the second was due to myelodysplastic syndrome; both subjects were in a myeloma complete response at their last study assessment prior to death. Based on the findings during dose escalation, a dose expansion phase of 20 subjects has started testing doses between 150-450 x 106 CAR-T cells. In the dose expansion phase, one subject treated at the 450 x 106 CAR-T cells dose experienced Grade 4 neurotoxicity including focal cerebral edema and subarachnoid hemorrhage. This subject had a high tumor burden, and a history of subarachnoid hemorrhage. The event was successfully managed, and the subject remains in the response group. No other Grade 3/4 neurotoxicity was observed in the escalation or expansion cohort.

It should be noted that these data presented above are current as of data cut-off date and are preliminary in nature, and that our CRB-401 study is not complete. There is limited data concerning long-term safety and efficacy following treatment with our bb2121 drug product. These data may not continue for these subjects or be repeated or observed in this ongoing study or future studies involving our bb2121 product candidate. It is possible that subjects who initially respond to treatment with our bb2121 drug product may experience disease progression.

The CRB-402 study – Phase I clinical study in subjects with relapsed/refractory multiple myeloma

Our CRB-402 study is a single-dose, open-label, non-randomized, multi-site Phase I clinical study in the United States to examine the safety and efficacy of our bb21217 product candidate in up to 50 subjects with relapsed/refractory multiple myeloma. In order to be eligible for CRB-402, subjects must have received three prior regimens, including a proteasome inhibitor (PI: bortezomib or carfilzomib) and immunomodulatory agent (IMid: lenalidomide or pomalidomide), or be “double-refractory” to both a proteasome inhibitor and an immunomodulatory agent.  In the expansion cohort, subjects must have received at least a PI, and IMiD and daratumumab, and be refractory to their last line of therapy.

Following screening, enrolled subjects undergo a leukapheresis procedure to collect autologous T cells for manufacturing our bb21217 drug product. The bb21217 drug product is produced from each subject’s own blood cells, which are modified using a lentiviral vector encoding the anti-BCMA CAR. Following manufacture of the bb21217 drug product, subjects receive one cycle of lymphodepletion of cyclophosphamide and fludarabine prior to infusion of the bb21217 drug product.

The primary endpoint of the study is the incidence of adverse events and abnormal laboratory test results, including dose-limiting toxicities. The study also seeks to assess disease-specific response including: complete response (CR), very good partial response (VGPR), and partial response (PR) according to the International Myeloma Working Group Uniform Response Criteria for Multiple Myeloma. The study also seeks to determine the maximally tolerated dose and recommended dose for further clinical trials.

Each subject will be followed for up to 24 months post-treatment, and then will be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the 24-month period. In September 2017, we announced the treatment of the first patient with relapsed/refractory multiple myeloma.

Our other preclinical research opportunities in cancer

We are pursuing multiple programs that leverage the unique properties of lentiviral vectors to target T cells as a therapy for various cancers. This represents a direct application of our expertise in gene therapy and our capabilities, know-how and patents associated with lentiviral gene therapy and gene editing for ex vivo applications.

We are collaborating with Medigene AG, through its subsidiary Medigene Immunotherapies GmbH, to jointly discover and develop TCR product candidates directed against up to four antigens in the field of cancer. We are collaborating with TC BioPharm Limited in the research and development of gamma delta CAR T cells directed at hematologic and solid tumors targets.   We are also independently researching and developing other CAR T cell product candidates against a variety of targets relevant to both hematologic and solid tumors.

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

Although we intend to continue manufacturing our Lenti-D vectors in TTCFs, we are adapting our LentiGlobin, bb2121 and bb21217 vector production technology to scalable production systems with the potential to satisfy an increased number of patients per manufacturing cycle. So far, we have demonstrated successful production of LentiGlobin, bb2121 and bb21217 vectors at pilot scale and are transferring the new process to a contract manufacturer to accommodate future demand for our drug candidates, if approved, in their current indications as well as those beyond our initial focus.

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

The final step is to return the gene-modified HSCs to the patient. We are e using our updated drug product manufacturing process with the objective of increasing the vector copy number and the percentage of transduced cells in the LentiGlobin drug product in our ongoing Northstar-2 and Northstar-3 Studies and our HGB-206 study under the amended protocol.

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

Manufacturing Arrangements

In November 2017, we purchased a partially completed manufacturing facility located in Durham, North Carolina for $11.5 million. We acquired this 125,000 square foot facility to provide manufacturing capacity for our lentiviral vectors in support of our current and planned gene and cell therapy product candidates. We have also entered into multi-year agreements with manufacturing partners in the United States and Europe (Brammer Bio, Novasep and MilliporeSigma), which are partnering with us on production of lentiviral vector across all of our programs. In addition, we have entered into multi-year agreements with Lonza Houston, Inc. and apceth Biopharma to produce drug product for Lenti-D, LentiGlobin and bb21217.  Celgene manufactures drug product for bb2121.  We believe our team of technical personnel has extensive manufacturing, analytical and quality experience as well as strong project management discipline to effectively oversee these contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions and potential commercial launch.

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

Our collaboration with Celgene

In March 2013, we announced a strategic collaboration with Celgene to discover, develop and commercialize chimeric antigen receptor modified T cells, or CAR T cells, as potentially disease-altering gene therapies in oncology, which was amended and restated in June 2015, and amended again in February 2016 and in September 2017. The multi-year research and development collaboration focused on applying our expertise in gene therapy technology to CAR T cell-based therapies, to target and destroy cancer cells.  Our collaboration now focuses exclusively on anti-BCMA CAR T product candidates. We advanced our development of our bb2121 product candidate, the first CAR product candidate from our collaboration with Celgene, into clinical trials in February 2016. In February 2016, we exclusively licensed to Celgene the right to develop and commercialize our bb2121 product candidate, pursuant to Celgene’s exercise of its exclusive option under the collaboration arrangement. We have the obligation to continue conducting our ongoing CRB-401 study, but Celgene has the responsibility for the costs of further development and of commercialization. We retain an option to co-develop and co-promote the bb2121 product candidate in the United States. In September 2017, we initiated a Phase I clinical study of bb21217, the second anti-BCMA cell product candidate arising from our collaboration with Celgene, and Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217.

Under the terms of the collaboration, we are and will be responsible for conducting and funding all research and development activities performed up through completion of the initial Phase I clinical study for the bb2121 and the bb21217 product candidates. Celgene has agreed to reimburse us a specified amount per patient in the event we and Celgene mutually agree to expand any Phase I clinical trial for any product candidate under the collaboration beyond a specified number of patients per clinical trial. This collaboration is governed by a joint steering committee, or JSC, formed by representatives from us and Celgene. The JSC, among other activities, reviews the collaboration program, reviews and evaluates product candidates and approves regulatory plans. On a product candidate-by-product candidate basis, up through a specified period following enrollment for the first patient in an initial Phase I clinical study for such product candidate, we have granted Celgene an option to obtain an exclusive worldwide license to develop and commercialize such product candidate pursuant to a written agreement, the form of which we have already agreed upon. Effective as of February 2016, Celgene has exercised its option with respect to the bb2121 product candidate, and we have exclusively licensed to Celgene the worldwide rights to develop and commercialize the bb2121 product candidate. Effective as of September 2017, Celgene has exercised its option with respect to the bb21217 product candidate, and we have exclusively licensed to Celgene the worldwide rights to develop and commercialize the bb21217 product candidate.  We may elect to co-develop and co-promote the bb2121 product candidate and the bb21217 candidate in the United States, provided that, if we do not exercise our option to co-develop and co-promote the bb2121 product candidate, then we will not be permitted to exercise our option to co-develop and co-promote any future product candidates under the collaboration.

Celgene is solely responsible for all costs and expenses of manufacturing and supplying the bb2121 and the bb21217 product candidates, and for any other product candidates arising from the collaboration that it exclusively licenses. Subject to customary “back-up” supply rights granted to Celgene, we have the sole right to manufacture or have manufactured supplies of vectors and associated payloads manufactured for incorporation into the optioned product candidates. Celgene will reimburse us for our costs to manufacture and supply such vectors and associated payloads, plus a modest mark-up.

In connection with its exercise of the option to exclusively in-license the bb2121 and the bb21217 product candidates, Celgene paid to us an option fee in the amount of $10.0 million and $15.0 million, respectively. In addition, for each product candidate that is in-licensed by Celgene, including bb2121 and bb21217, we will be eligible to receive up to $10.0 million in clinical milestone payments, up to $117.0 million in regulatory milestone payments and up to $78.0 million in commercial milestone payments if we do not exercise our option to co-develop and co-promote in the United States. We will also be eligible to receive a percentage of net sales as a royalty in a range from the mid-single digits to low-teens. The royalties payable to us are subject to certain reductions, including for any royalty payments required to be made by Celgene to acquire patent rights, with an aggregate minimum floor. Celgene will assume certain development obligations and must report on their progress in achieving these milestones on a quarterly basis.

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

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain genes, transgenes, methods of transferring genetic material into cells, genetically modified cells, processes to manufacture our lentivirus-based product candidates and other proprietary technologies and processes related to our lead product development candidates. As of January 31, 2018, our patent portfolio includes the following:

•	approximately 222 patents or patent applications that we own or have exclusively in-licensed from third parties related to lentiviral vectors and vector systems;
•	approximately 69 patents or patent applications that we have non-exclusively in-licensed from third parties related to lentiviral vectors and vector systems;

•

approximately 49 patents or patent applications that we own or have exclusively in-licensed from third parties, including eight that are co-owned with MIT, related to vector manufacturing or production;

•	approximately seven patents or patent applications that have been non-exclusively in-licensed from third parties related to vector manufacturing or production;
•	approximately 67 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from third parties related to therapeutic cellular product candidates;
•

approximately 273 patents or patent applications that we own or have exclusively in-licensed or optioned from third parties related to oncology product candidates, including CAR T cell vector systems and manufacturing, T cell manufacturing, and therapeutic T cells;

•	approximately 160 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from third parties related to gene editing compositions and methods; and
•	approximately 22 patent applications that we have non-exclusively in-licensed from third parties related to gene editing compositions and methods.

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

•

Pasteur Institute. The Pasteur patent portfolio contains patent applications directed to FLAP/cPPT elements and lentiviral vectors utilized to produce our LentiGlobin product candidate for β-thalassemia and SCD.  As of January 31, 2018, we had an exclusive license to 10 issued U.S. patents and one pending U.S. patent application.  Corresponding foreign patents include issued patents in Australia, Canada, China, Europe, Hong Kong, Israel, and Japan.  We expect the issued composition of matter patents to expire from 2019-2023 in the United States, and from 2019-2020 in the rest of the world (excluding possible patent term extensions).  Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2019-2020 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio other than composition of matter patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2019-2020 (worldwide, excluding possible patent term extensions).

•

RDF. The in-licensed patent portfolio from Research Development Foundation, or RDF, in part, contains patents and patent applications directed to aspects of our lentiviral vectors utilized to produce our LentiGlobin product candidate for β-thalassemia and SCD. As of January 31, 2018, we had an exclusive license (from RDF) to eight issued U.S. patents related to our lentiviral vector platform.  Corresponding foreign patents and patent applications related to our lentiviral vector platform include pending applications or issued patents in Canada, Europe, and Israel.  We expect the issued composition of matter patents to expire from 2021-2027 (excluding possible patent term extensions).  Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2021-2022 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio other than composition of matter patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2021-2022 (worldwide, excluding possible patent term extensions).

•

MIT/bluebird bio.  This co-owned patent portfolio contains patents and patent applications directed to certain specific compositions of matter for lentiviral β-globin expression vectors.  As of January 31, 2018, we co-owned two issued U.S. patents and one pending U.S. patent application, as well as corresponding foreign patents issued in Europe and Hong Kong.  We expect the issued composition of matter patents to expire in 2023 (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2023 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2023 (worldwide, excluding possible patent term extensions).  We note that we have an exclusive license to MIT’s interest in this co-owned intellectual property.

•

Children’s Medical Center Corporation (CMCC)/bluebird bio.  This co-owned patent portfolio contains patent applications directed to certain specific compositions of matter for treating β-thalassemia/SCD.  As of January 31, 2018, we co-owned two U.S. provisional patent applications.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2038 (worldwide, excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2038 (worldwide, excluding possible patent term extensions).  We note that we have an option to exclusively license to CMCC’s interest in this co-owned intellectual property.

Our β-thalassemia/SCD research program also includes the additional patent portfolio described below.

•

β-thalassemia/SCD Product Candidate Licenses. We have in-licensed patents and patent applications that are directed to certain specific compositions of matter and methods for treating β-thalassemia/SCD.  As of January 31, 2018, we had an exclusive license to one pending U.S. patent application and 22 pending corresponding foreign applications.  We expect any composition of matter or method patents, if issued from the pending patent applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2035 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2035 (worldwide, excluding possible patent term extensions).  In addition, as of January 31, 2018, we had a non-exclusive license to two issued U.S. patents, one pending U.S. patent application, and 9 pending corresponding foreign patent applications and 19 issued foreign patents.  We expect the issued composition of matter and method patents to expire in 2029 in the United States and in the rest of the world (excluding possible patent term extensions).  We expect any composition of matter or method patents, if issued from the pending patent applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide, excluding possible patent term extensions).  We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2029 (worldwide, excluding possible patent term extensions.

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

•

bluebird bio. The bluebird bio patent portfolio contains patent applications directed to compositions of matter for CALD gene therapy vectors and compositions and methods of using the vectors and compositions in cell-based gene therapy of adrenoleukodystrophy or adrenomyeloneuropathy.  As of January 31, 2018, we owned three U.S. patents and six pending corresponding foreign applications and five issued foreign patents.  We expect the issued composition of matter patents for CALD gene therapy vectors to expire in 2032 (excluding possible patent term extensions). Further, we expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions).  We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions).

Multiple Myeloma

The multiple myeloma program includes five patent portfolios, described below.

•

Pasteur Institute.  The in-licensed Pasteur patent portfolio contains patents and patent applications described above that are directed towards aspects of our lentiviral vectors utilized to produce our bb2121 product candidate for multiple myleoma.

•

RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above directed towards aspects of our lentiviral vectors utilized to produce our bb2121 product candidate for multiple myleoma. In addition, the RDF portfolio contains additional patent applications directed to aspects of our oncology program.  As of January 31, 2018, we had an exclusive license (from RDF) to four issued patents and two pending U.S. patent applications related to our oncology platform.  We expect the issued patent to expire in 2021 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2021-2022 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2021-2022 (worldwide, excluding possible patent term extensions).

•

Biogen. The in-licensed patent portfolio from Biogen Inc., formerly Biogen Idec MA Inc. and referred to herein as Biogen, contains patents and patent applications directed towards aspects of T cell-based products that target BCMA. As of January 31, 2018, we had a co-exclusive license to nine issued U.S. patents and two pending U.S. patent applications and six pending corresponding foreign applications and 104 issued corresponding foreign patents related to bb2121.  We expect the issued patents to expire from 2020-2032 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2020-2032 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2020-2032 (worldwide, excluding possible patent term extensions).

•

NIH. The in-licensed patent portfolio from NIH contains patent applications directed towards aspects of T cell-based products that target BCMA. As of January 31, 2018, we had an exclusive license to one issued U.S. Patent, one pending U.S. patent application and 18 corresponding foreign patent applications and two issued corresponding foreign patents related to bb2121.  We expect the issued composition of matter patents to expire in 2034 (excluding possible patent term extensions).  We expect any other composition of matter and methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).

•

bluebird bio. The bluebird bio patent portfolio contains patent applications directed to certain specific compositions of matter for generating CAR T cells. As of January 31, 2018, we owned five pending U.S. patent applications, one pending U.S. provisional patent application, 86 corresponding pending foreign patent applications and two pending PCT applications.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2035-2038 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2035-2038 (worldwide, excluding possible patent term extensions).

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
•

bluebird bio.  Another component of the bluebird bio patent portfolio includes the vector manufacturing platform and is potentially applicable to the CALD, β-thalassemia, SCD, oncology, and other programs.  This portion of the portfolio contains patents and patent applications directed to improved methods for transfection and transduction of therapeutic cells. As of January 31, 2018, we owned two PCT applications, one pending U.S. patent applications and 20 corresponding foreign patent applications and 18 issued corresponding foreign patents.  We expect composition of matter and method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2032-2037 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2032-2037 (worldwide, excluding possible patent term extensions).

Oncology platform (e.g., vectors, manufacturing, and T cell-based products)

Our T cell-based oncology platform and oncology research program, which is applicable to our multiple myeloma program and other potential programs in cancer, includes four patent portfolios, described below.

•	Pasteur Institute. The Pasteur patent portfolio contains the patents and patent applications described above.
•

RDF. The in-licensed RDF patent portfolio described above contains patents and patent applications that are also applicable to our oncology platform.  In addition, the RDF portfolio contains additional patent applications directed to aspects of our oncology program.  As of January 31, 2018, we had an exclusive license (from RDF) to four issued patents and two pending U.S. patent applications related to our oncology platform.  We expect the issued patent to expire in 2021 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2021-2022 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2021-2022 (worldwide, excluding possible patent term extensions).

•

bluebird bio. One aspect of the bluebird bio patent portfolio contains patent applications directed to certain specific compositions of matter for generating CAR T cells directed against various cancers and improved CAR T cell compositions.  As of January 31, 2018, we owned four pending U.S. patent applications and seven corresponding pending foreign patent applications; seven families of pending U.S. provisional applications; and five pending PCT applications.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033-2037 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2033-2037 (worldwide, excluding possible patent term extensions).

•

T Cell Manufacturing Methods License.  We have in-licensed patents and patent applications that are directed to certain specific methods for generating CAR T cells.  As of January 31, 2018, we had a nonexclusive license to one issued U.S. patent, one pending U.S. patent application, and 30 corresponding issued foreign patents.  We expect the issued method patents to expire in 2026 (excluding possible patent term extensions).  Further, we expect methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2026 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2026 (worldwide, excluding possible patent term extensions).

•

T Cell Immunotherapy Product Candidate Licenses. We have in-licensed patents and patent applications that are directed to certain specific compositions of matter for generating CAR T cells directed against various cancers and related methods of treatment.  As of January 31, 2018, we have an exclusive license to one issued U.S. patent and ten corresponding foreign patents and co-own a pending PCT application to a particular target antigen (due for national stage conversion in March 2018). We expect the issued composition of matter patent to expire in 2025 (excluding possible patent term extensions).  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2036 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2036 (worldwide, excluding possible patent term extensions).  In addition, as of January 31, 2018, we have an exclusive license to two issued U.S. patents, one pending U.S. patent application and ten corresponding foreign patents to another particular target antigen.  We expect the issued method of use patents to expire in 2029 (excluding possible patent term extensions).  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2029 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2029 (worldwide, excluding possible patent term extensions).

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
•

Gene Editing License. We in-licensed patent portfolios that contain patents and patent applications directed to aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our β-thalassemia, SCD, oncology and other programs.  As of January 31, 2018, we had an exclusive/co-exclusive license to six issued U.S. patents and one pending U.S. patent application and 61 corresponding foreign patents and six corresponding patent applications related to our gene editing platform.  We expect the issued composition of matter patents to expire in 2030 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2030 (worldwide, excluding possible patent term extensions). In addition, as of January 31, 2018, we had an exclusive license to two issued U.S. patents and six corresponding foreign patents related to our gene editing platform.  We expect the issued composition of matter patent to expire in 2031 in the United States (excluding possible patent term extensions) and in 2027 in the rest of the world.  Further, we expect composition of matter and methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2027 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027 (worldwide, excluding possible patent term extensions).

•

Academic Gene Editing Licenses. We in-licensed patent portfolios from multiple academic medical centers, each portfolio containing patents and patent applications directed to aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our β-thalassemia, SCD, oncology and other programs. As of January 31, 2018, we had an exclusive license to one issued U.S. patent and seven pending U.S. patent applications and four corresponding foreign patents and four corresponding patent applications related to our gene editing platform. We expect the issued patent to expire in 2032 (excluding possible patent term extensions) in the U.S. and 2027-3032 in the rest of the world.  We expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2027-2032 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027-2032 (worldwide, excluding possible patent term extensions). As of January 31, 2018, we also had a non-exclusive license to one pending U.S. patent application related to our gene editing platform. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2036 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2036 (worldwide, excluding possible patent term extensions). In addition, as of January 31, 2018, we had an exclusive license to two pending U.S. applications and 14 corresponding issued foreign patents and 15 pending foreign patent applications related to our gene editing platform.  We expect the issued composition of matter patens to expire in 2033 (excluding possible patent term extensions).  We expect other composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031-2033 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2031-2033 (worldwide, excluding possible patent term extensions).  As of January 31, 2018, we also had a non-exclusive license to one issued U.S. patent, one pending U.S. application and 19 corresponding foreign patent applications related to our gene editing platform.  We expect the issued composition of matter patents to expire in 2033 (excluding possible patent term extensions).  Further, we expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2033 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).

•

bluebird bio. One aspect of the bluebird bio patent portfolio contains patent applications that are potentially applicable to certain aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our oncology and other programs.  As of January 31, 2018, we owned seven families of PCT applications related to our gene editing platform.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2037 (worldwide, excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037 (worldwide, excluding possible patent term extensions).  As of January 31, 2018, we also owned five families of provisional applications related to our gene editing platform.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2038 (worldwide, excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2038 (worldwide, excluding possible patent term extensions).  As of January 31, 2018, we co-owned (with Cellectis) two pending U.S. applications and 12 corresponding pending foreign patent applications related to our gene editing platform.  We expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2034 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2034 (worldwide, excluding possible patent term extensions).

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

Biogen

In August 2014, we entered into a license agreement with Biogen, pursuant to which we co-exclusively licensed certain patents and patent applications directed towards aspects of T cell-based products that target BCMA. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date between 2020 and 2032. Biogen retains the right to practice and use the licensed patents in the licensed field and territory.  We have the right to grant sublicenses to third parties, subject to certain conditions. Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our bb2121 product candidate, we will be obligated to pay Biogen a percentage of net sales as a royalty in the low single digits. We are required to use commercially reasonable efforts to research and develop one or more licensed products in the license field during the term of the agreement. Additionally, we have assumed certain development and regulatory milestone obligations and must report on our progress in achieving those milestones on a periodic basis. We may be obligated to pay up to $24.0 million in the aggregate for each licensed product upon the achievement of these milestones. We may unilaterally terminate the license agreement at any time with prior written notice to Biogen. Either party may terminate the license in the event of the other party’s material breach upon notice and an opportunity for the breaching party to cure. Either party may also terminate the agreement in the event bankruptcy proceedings are opened against the other party and are not dismissed within a specified period of time.  Absent early termination, the agreement will automatically terminate upon the expiration of all patent rights covered by the agreement or ten years from the date of first commercial sale of a licensed product, whichever is later. The license grant ceases in connection with any such termination. The longest lived patent rights licensed to us under the Agreement are in a U.S. patent, currently expected to expire in 2032.

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

GlaxoSmithKline

In April 2017, we entered into a license agreement with GlaxoSmithKline Intellectual Property Development Limited, or GSK, pursuant to which GSK non-exclusively licensed certain of our patent rights related to lentiviral vector technology to develop and commercialize gene therapies for Wiscott-Aldrich syndrome and metachromatic leukodystrophy, two rare genetic diseases.  Financial terms of the agreement include an upfront payment to us as well as potential development and regulatory milestone payments and low single digit royalties on net sales of covered products.

Novartis Pharma AG

In April 2017, we entered into a license agreement with Novartis Pharma AG, or Novartis, pursuant to which Novartis non-exclusively licensed certain of our patent rights related to lentiviral vector technology to develop and commercialize chimeric antigen receptor T cell (CAR T) therapies for oncology, including Novartis’ approved CAR-T therapy Kymriah.  Financial terms of the agreement include an upfront payment to us as well as potential development and regulatory milestone payments and low single digit royalties on net sales of covered products.

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

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our LentiGlobin, Lenti-D, bb2121 and bb21217 product candidates, and our preclinical T cell-based cancer immunotherapy product candidates. These efforts include the following:

•

β-thalassemia: The current standard of care for the treatment of β-thalassemia in the developed world is chronic blood transfusions to address the patient’s anemia. In addition, such patients often receive iron chelation therapy to help manage the iron overload associated with their chronic blood transfusions. Novartis and ApoPharma Inc., who provide the leading iron chelation therapy, are seeking to develop improvements to their product profile and accessibility. A number of different approaches are under investigation that seek to improve the current standard of care treatment options, including, a protein that aims to improve red blood cell production and fetal hemoglobin regulators. Acceleron Pharma, Inc. (in collaboration with Celgene) is investigating Luspatercept (ACE-536), a subcutaneously-delivered protein therapeutic that targets molecules in the TGF-β superfamily, which is currently in two Phase III clinical trials in subjects with transfusion dependent β-thalassemia (TDT) and non-transfusion dependent β-thalassemia. Results of Luspatercept’s Phase III clinical trial in TDT are expected in 2018. In addition, some patients with β-thalassemia receive HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. In addition, there are a number of academic and industry-sponsored research and development programs to improve the outcomes of allogeneic HSCT, or the tolerability and safety of haploidentical HSCT, while increasing the availability of suitable donors. These programs include a modified donor T cell therapy to be used in conjunction with haploidentical HSCT that is in an ongoing Phase I/II study supported by Bellicum Pharmaceuticals, Inc.; and an adjunctive T cell immunotherapy treatment in conjunction with allogeneic HSCT that is in an ongoing Phase I/II study supported by Kiadis Pharma. There are also several different groups developing other approaches for β-thalassemia, one that uses a similar ex vivo autologous gene therapy approach, but uses a different vector and different cell processing techniques and two that use gene editing approaches These include: the San Raffaele Telethon Institute for Gene Therapy (in collaboration with GSK) is currently investigating its gene therapy in a Phase 2 study of adults and pediatric patients with in transfusion dependent β-thalassemia (TDT) ; Sangamo BioSciences Inc. (in collaboration with Bioverativ) has announced that the FDA has accepted Sangamo’s IND for ST-400, using a zinc finger nuclease-mediated gene-editing approach, which enables anticipated initiation of Phase I/II trials in adults with TDT in the first half of 2018; and CRISPR Therapeutics, AG (in collaboration with Vertex Pharmaceuticals Incorporated) is investigating its CRISPR Cas9 gene editing platform in TDT and recently completed its GLP/toxicology studies and filed a CTA in December 2017, indicating plans to initiate a Phase I/II clinical trial in TDT during 2018.

•

Sickle cell disease: The current standard of care for the treatment of SCD in the developed world is chronic blood transfusions or hydroxyurea (a generic drug). In addition, patients treated with chronic blood transfusions often receive iron chelation therapy to help manage the iron overload.  Emmaus Life Sciences, Inc. recently received FDA approval for and have launched Endari (L-glutamine). We are aware of ongoing studies that continue to evaluate the efficacy and safety of hydroxyurea in various populations.  In addition, a limited number of patients with SCD receive allogeneic HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. In addition, there are a number of academic and industry-sponsored research and development programs to improve the tolerability and safety of allogeneic HSCT with less well-matched sources of donor cells, while increasing the availability of suitable donors. These programs include a modified donor T cell therapy to be used in conjunction with haploidentical HSCT that is in an ongoing Phase I/II study supported by Bellicum Pharmaceuticals, Inc. A number of different therapeutic approaches are under investigation targeting the various aspects of SCD pathophysiology, including: antibodies to p-selectin including crizanlizumab which recently completed a Phase II study supported by Novartis; hemoglobin modifiers to prevent the sickling of RBC, including GBT440 in a Phase III study supported by Global Blood Therapeutics, Inc.; pan-selectin inhibitors, including GMI-1070 in Phase III studies supported by GlycoMimetics Inc. (in 2011, Pfizer Inc. and GlycoMimetics Inc. entered a global collaboration to advance this compound); and also gene editing approaches being supported by Intellia Therapeutics, Inc. (in collaboration with Novartis), Editas Medicine, Inc. and CRISPR Therapeutics, AG (in collaboration with Vertex Pharmaceuticals Incorporated); and Sangamo BioSciences Inc. (in collaboration  with Bioverativ, Inc.) which has announced plans to investigate the use of zinc finger nuclease-mediated gene-editing techniques in hemoglobinopothies including SCD, although to our knowledge no clinical studies have been initiated in SCD.  There are also several different groups developing gene therapy approaches for SCD. Some of these groups use a similar ex vivo autologous approach, but make use of different vectors and different cell processing techniques. These include: UCLA, which has received funding from the California Institute of Regenerative Medicine to pursue a Phase I gene therapy study for SCD; and Cincinnati Children’s Hospital Medical Center, which is conducting a Phase I/II gene therapy study for SCD.

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

•

Relapsed/Refractory Multiple Myeloma: The current standard of care for relapsed/refractory multiple myeloma includes IMIDs (e.g., thalidomide, lenalidomide, pomalidomide), proteasome inhibitors (e.g., bortezomib, carfilzomib, ixazomib), monoclonal antibodies (e.g., daratumamab, elotumuzumab), cytotoxic agents, and in some cases, HSCT. There are several groups developing autologous T cell therapies for relapsed/refractory multiple myeloma that use a similar autologous ex vivo approach, but a different target antigen, BCMA single-chain variable fragment or, we believe, cell processing techniques. These programs include: an anti-BCMA CAR T cell therapy that is currently in a single-center Phase I study by the University of Pennsylvania (in collaboration with Novartis AG); an anti-BCMA CAR T cell therapy that is in Phase I/II study in China and may soon be in clinical trials in the United States (Nanjing Legend in collaboration with Janssen Biotech); an anti-BCMA and TACI CAR T cell therapy that is currently in a Phase I/II study (Autolus); an anti-BCMA CAR T cell therapy that is in Phase I study (Poseida); and other anti-BCMA CAR T cell therapies in early clinical development (Phase I) are being sponsored by Gilead Sciences, Inc., and Juno Therapeutics, Inc. In addition to these autologous T cell-based approaches, Cellectis SA (in collaboration with Pfizer Inc.) has disclosed a preclinical program for an allogeneic BCMA CAR T cell therapy. There are also antibody-based therapies being developed by several groups, including a bispecific antibody therapy currently in a Phase I study supported by Amgen Inc., an antibody drug conjugate therapy currently in a Phase I study supported by GSK, and those being developed in preclinical programs.

•

T cell-based immunotherapies in oncology: A number of pharmaceutical companies and academic collaborators are researching and developing T cell-based immunotherapies in oncology, in addition to the multiple myeloma programs described above. These include: Novartis AG (in collaboration with the University of Pennsylvania), Adaptimmune Inc., Juno Therapeutics, Inc. (in collaboration with Celgene, Memorial Sloan Kettering and the Fred Hutchinson Cancer Research Center), Gilead Sciences, Inc. (in collaboration with Amgen, Inc. and the National Institutes of Health), Pfizer Inc. (through their collaboration with Cellectis SA and Servier), among others.  Many of the T cell-based immunotherapy programs being developed by these companies are already in Phase I/II clinical trials for multiple indications.

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

Regenerative medicine advanced therapies (RMAT) designation

As part of the 21st Century Cures Act, Congress amended the FD&C Act to facilitate an efficient development program for, and expedite review of regenerative medicine advanced therapies, which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products.  Regenerative medicine advanced therapies do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271.  This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation.  A drug sponsor may request that FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND.  FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition.  A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites.  Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval.  A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.

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

The EMA has established the Adaptive Pathways pilot program intended to expedite or facilitate either an initial approval of a medicinal product in a well-defined patient subgroup with a high medical need and subsequent iterative expansion of the indication to a larger patient population, or an early regulatory approval (e.g., conditional approval), which is prospectively planned, and where uncertainty is reduced through the collection of post-approval data on a medicinal product’s use in patients. The approach builds in regulatory processes already in place within the existing EU legal framework.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of January 31, 2018, we had 479 full-time employees, 113 of whom have Ph.D., M.D. or Pharm.D. degrees. Of these full-time employees, 360 employees are engaged in research and development activities and 119 employees are engaged in commercial, finance, legal, business development, human resources, information technology, facilities and other general administrative functions. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

Corporate Information

We were incorporated in Delaware in April 1992 under the name Genetix Pharmaceuticals, Inc., and subsequently changed our name to bluebird bio, Inc. in September 2010.  Our mailing address and executive offices are located at 60 Binney Street, Cambridge, Massachusetts and our telephone number at that address is (339) 499-9300. We maintain an Internet website at the following address: www.bluebirdbio.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

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

Risks related to the discovery and development of our product candidates

Our gene therapy product candidates are based on a novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.  Only a few gene therapy products have been approved in the United States and European Union, or EU.

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

In addition, the clinical study requirements of the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Currently, only a few gene therapy products have been approved in the Western world, including Spark’s gene therapy product, which received approval from the FDA in 2017, GlaxoSmithKline’s Strimvelis, and Novartis’s and Gilead’s CAR-T therapies, which received approval from the FDA in 2017. Given the few precedents of approved gene therapy products, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the EU or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

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

Patients with different genotypes of TDT may experience different outcomes from treatment with our product candidates, which may result in the delay of our clinical development and commercialization plans.

Initial results from our ongoing clinical studies suggest that patients with TDT and a non-β0/β0 genotype experienced better outcomes to treatment with our LentiGlobin product candidate than patients with TDT and a β0/β0 genotype. Consequently, we expect to seek FDA approval of our LentiGlobin product candidate initially for the treatment of patients with TDT and a non-β0/β0 genotype. In order to support an application for FDA approval of our LentiGlobin product candidate in patients with TDT and a β0/β0 genotype, we initiated the HGB-212 study, but we do not know if or when our LentiGlobin product candidate may be commercially available to patients with all genotypes.

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

We cannot be certain that our Northstar-2 Study in patients with TDT and a non-β0/β0 genotype, or our Northstar-3 Study in patients with TDT and a β0/β0 genotype, together with data from our Northstar Study and HGB-205 study, will be sufficient to form the basis for a BLA submission for our LentiGlobin product candidate.

In general, the FDA requires the successful completion of two pivotal trials to support approval of a BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. If successful, we believe the results from our ongoing Northstar-2 Study, together with data from our ongoing Northstar Study and HGB-205 study, could be sufficient to form the basis for a BLA submission for our LentiGlobin product candidate to treat adult and adoleschent patients with TDT and a non-β0/β0 genotype. In addition, if successful, we believe the results from our Northstar-3 Study, together with data from our ongoing Northstar Study and Northstar-2 Study, could be sufficient to form the basis for a BLA supplement submission for our LentiGlobin product candidate to treat patients with TDT and a β0/β0 genotype. However, it should be noted that our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. Depending on the outcome of these ongoing clinical studies, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval for a BLA for our LentiGlobin product candidate for the treatment of TDT.

There can be no assurance that we will ultimately receive conditional marketing approval of our LentiGlobin product candidate in the European Union, or the nature of the conditions that would be imposed on us if conditionally approved.

The EMA Adaptive Pathways pilot program in which we are participating is intended to facilitate either an initial approval in a well-defined patient subgroup with a high medical need and subsequent widening of the indication to a larger patient population through iterative extension of the indication, or an early regulatory approval (e.g. conditional approval), which is prospectively planned, and where uncertainty is reduced through the collection of post-approval data on the use in of medicinal product in patients. Based on our discussions with the EMA, we believe that we may be able to seek conditional approval for our LentiGlobin product candidate, with our refined manufacturing process, for the treatment of adult and adolescent subjects with TDT and a non- β0/β0 genotype on the basis of the totality of the clinical data from our ongoing studies with LentiGlobin.  For efficacy, we believe that the Northstar Study and supportive ongoing HGB-205 study, together with the data available from our ongoing Northstar-2 Study and our long-term follow-up study LTF-303, could support the filing of a marketing authorization application in the European Union. This plan is contingent upon all of the studies conducted in patients with TDT with the LentiGlobin product candidate demonstrating sufficient efficacy and safety, and in particular, transfusion independence and reduction in transfusion requirements, for efficacy analyses in the Northstar, HGB-205 and Northstar-2 studies.

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

The manufacturing processes for our lentiviral vectors and our product candidates are complex. We have developed and have implemented an improved manufacturing process of our LentiGlobin drug product that will be administered in our Northstar-2 Study in patients with TDT and a non-β0/β0 genotype, our amended ongoing HGB-206 study in patients with severe SCD, and our Northstar-3 Study in patients with TDT and a β0/β0 genotype. There can be no assurances that LentiGlobin drug product manufactured using the improved manufacturing process will lead to similar or improved efficacy or safety results in subjects, as compared to the LentiGlobin drug product used in the ongoing Northstar Study, the ongoing HGB-205 study, or the HGB-206 study under the original protocol.

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

We have exclusively licensed to Celgene the right to develop and commercialize the bb2121 and bb21217 product candidates, and we retain an option to co-develop and co-promote bb2121 and bb21217 in the United States under our license agreement and collaboration agreement with Celgene. With respect to bb2121, we are responsible for completing the ongoing CRB-401 study, but Celgene is responsible for further clinical development and commercialization costs, unless we choose to exercise our option to co-develop and co-promote bb2121 in the United States. If we exercise our option to co-develop and co-promote bb2121 in the United States, we and Celgene will share the obligation to develop and commercialize bb2121 in the United States, and we will be solely dependent on Celgene to develop and commercialize bb2121 outside of the United States.  With respect to bb21217, we are responsible for completing the ongoing CRB-402 study, but Celgene is responsible for further clinical development and commercialization costs, unless we choose to exercise our option to co-develop and co-promote bb21217 in the United States. If we exercise our option to co-develop and co-promote bb21217 in the United States, we and Celgene will share the obligation to develop and commercialize bb21217 in the United States, and we will be solely dependent on Celgene to develop and commercialize bb21217 outside of the United States.

Celgene is obligated to use commercially reasonable efforts to develop and commercialize bb2121 and bb21217. Celgene may determine however, that it is commercially reasonable to develop and commercialize a next-generation product candidate, rather than continue the development of bb2121 and bb21217. Alternatively, Celgene may determine that it is not commercially reasonable to continue development of any product candidates that arise from our collaboration. These outcomes may occur for many reasons, including internal business reasons or because of unfavorable regulatory feedback. Further, on review of the safety and efficacy data, the FDA may impose requirements on the clinical trial program that render such a program commercially nonviable. In addition, under our license agreement, Celgene may determine the development plan and activities for that product candidate. We may disagree with Celgene about the development strategy it employs, but we will have limited rights to impose our development strategy on

Celgene. Similarly, Celgene may decide to seek regulatory approval for, and limit commercialization of, bb2121 or bb21217 to narrower indications than we would pursue. More broadly, if Celgene elects to discontinue the development of bb2121 or bb21217, we may be unable to advance the product candidate ourselves. We would also be prevented from developing or commercializing another CAR T cell-based product candidate that targets BCMA outside of our collaboration with Celgene.

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

We also expect to rely on other third parties to store and distribute our vectors and products for any clinical studies that we may conduct, as well as on third parties to administer our products to patients when and if our products are introduced into market. Any performance failure on the part of these third parties could delay clinical development or marketing approval of our product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $335.6 million and $263.5 million for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, we had an accumulated deficit of $913.8 million.

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

•	obtaining sufficient pricing and reimbursement for our product candidates from private and governmental payors;
•	obtaining market acceptance and adoption of our product candidates and gene therapy as a viable treatment option;
•	addressing any competing technological and market developments;
•	identifying and validating new gene therapy product candidates;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; and
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how.

We expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we prepare for any potential commercial launch. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that we currently anticipate. Even if one or more of the product candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate, which costs may increase with any increased competition. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

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

As of December 31, 2017, our cash, cash equivalents and marketable securities were $1.6 billion. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current operations into 2021. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

Risks related to commercialization of our product candidates

We intend to rely on a mix of internal and third-party manufacturers to produce our vector, product candidates and other key materials, but we are still in the process of building out our internal capacity and also have not entered into binding agreements with all of the manufacturers needed to support commercialization. Additionally, neither we nor these manufacturers have experience producing our vectors and product candidates at commercial levels and may not achieve the necessary regulatory approvals or produce our vectors and products at the quality, quantities, locations and timing needed to support commercialization.

We have not yet secured reliable manufacturing capabilities for commercial quantities of our viral vectors or established transduction facilities in all of the desired commercialization regions to support commercialization of our products. Although we intend to rely on a mix of internal and third-party manufacturers for commercialization, we are still in the process of building out our internal capacity and also have not entered into binding agreements with all of the manufacturers needed to support our planned commercialization activities, and may not be able to timely or successfully build out our internal capacity, or negotiate binding agreements at commercially reasonable terms.

No manufacturer currently has the experience or ability to produce our vectors or drug product candidates at commercial levels. We are currently developing a commercial-scale manufacturing process for our LentiGlobin and Lenti-D product candidates, which we are transferring to one or more contract manufacturers. We may run into technical or scientific issues related to manufacturing or development that we may be unable to resolve in a timely manner or with available funds. Although we have been able to produce our Lenti-D vector at commercial scale, we have not completed the characterization and validation activities necessary for commercial and regulatory approvals. If we or our manufacturing partners do not obtain such regulatory approvals, our commercialization efforts will be harmed.

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

Even if we timely develop a manufacturing process and successfully transfer it to the third-party vector and product manufacturers or successfully and timely develop our internal capacity, if we or such third-party manufacturers are unable to produce the necessary quantities of viral vectors and our product candidates, or in compliance with GMP or other pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and sales of our products, if approved, may be materially harmed. Furthermore, if we or our third-party manufacturers are unable to produce the necessary quantities of viral vectors or our product candidates in quantities, quality requirements, or within the time frames that we need to support our commercialization activities, it may result in delays in our development plans or increased capital expenditures.

In addition, any significant disruption in our supplier relationships could harm our business. We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain key materials that are used to manufacture our product candidates. Such suppliers may not sell these key materials to us or to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these key materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these key materials.

Although we expect to begin building out our field team, we have no sales or distribution experience and only early capabilities for marketing and market access, and expect to invest significant financial and management resources to establish these capabilities. If we are unable to establish sales and distribution capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues.

Although we expect to begin building out our field team, we have no sales or distribution experience and only early capabilities for marketing and market access. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities in the United States, Europe and other regions, either on our own or with others. We may enter into collaborations with other entities to utilize their mature marketing and distribution capabilities, but we may be unable to enter into marketing agreements on favorable terms, if at all. If our future collaborative partners do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without a significant internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

We are engaged in gene therapy for severe genetic and rare diseases and in the field of T cell-based immunotherapy, both of which are competitive and rapidly changing fields. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we expect to compete with include Bellicum Pharmaceuticals, Inc., Acceleron Pharma, Inc., GlaxoSmithKline plc through their collaboration with TIGET/MolMed, Sangamo BioSciences Inc. through their collaboration with Bioverativ Inc., Novartis AG, Global Blood Therapeutics, Inc., GlycoMimetics Inc., Gilead Sciences, Inc. Pfizer Inc. through their collaboration with Cellectis SA, Adaptimmune Inc., Juno Therapeutics, Inc., including after their proposed acquisition by Celgene Corporation, and Acceleron Pharma Inc. through their collaboration with Celgene Corporation. In addition, many universities and private and public research institutes are active in our target disease areas.

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

Outside the United States, certain countries, including a number of member states of the European Union, set prices and reimbursement for pharmaceutical products, or medicinal products, as they are commonly referred to in the European Union, with limited participation from the marketing authorization holders. We cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaborators, our revenues from sales by us or our collaborators, and the potential profitability of our drug products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the European Union. Additionally, some countries require approval of the sale price of a product before it can be marketed.  In many countries, the pricing review period begins after marketing or product licensing approval is granted.  As a result, we might obtain marketing approval for a product in a particular country, but then may experience delays in the reimbursement approval of our product or be subject to price regulations that would delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country.

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

As of January 31, 2018, we had 479 full-time employees. As our business activities expand, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

Comprehensive Tax Reform Legislation Could Adversely Affect Our Business And Financial Condition.

On December 22, 2017, the “Tax Cuts and Jobs Act” (TCJA) was enacted.  The TCJA significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate tax rate, and the impact of the reduction to our deferred tax assets and associated valuation allowance was recognized in the current period.  We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have completed several financings since our inception which we believe have resulted in a change in control as defined by IRC Section 382. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. The TCJA also reduced the corporate income tax rate to 21%, from a prior rate of 35%. This may cause a reduction in the economic benefit of our NOLs and other deferred tax assets available to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts.  Our current leased facility encompasses approximately 253,108 square feet of office and laboratory space, located at 60 Binney Street, Cambridge, Massachusetts. The lease commenced on October 1, 2016 and will continue until March 31, 2027. We have the option to extend the 60 Binney Street lease for two successive five-year terms. We also lease approximately 7,800 square feet of office and laboratory space in Seattle, Washington, which lease shall expire upon the effectiveness of a new lease agreement for approximately 18,000 square feet of office and laboratory space in Seattle, Washington that will take effect upon the landlord’s delivery of the leased premises, which is anticipated to occur in the second quarter of 2018. The new lease will continue until the end of the 48th full calendar month following the date we occupy the building or other conditions specified in the lease occur.  In November 2017, we purchased a 125,000 square foot manufacturing facility located in Durham, North Carolina to provide manufacturing capacity for lentiviral vector in support of our current and planned gene and cell therapies.  We also lease office space in Zug, Switzerland, the location of our European headquarters.  We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2017, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “BLUE.” The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

	High	Low
2016
First Quarter 2016	$65.00	$37.40
Second Quarter 2016	$53.38	$35.37
Third Quarter 2016	$74.95	$43.10
Fourth Quarter 2016	$79.70	$37.05
2017
First Quarter 2017	$100.40	$60.95
Second Quarter 2017	$123.75	$74.45
Third Quarter 2017	$143.50	$85.65
Fourth Quarter 2017	$222.03	$119.90

On February 16, 2018, the last reported sale price for our common stock on the Nasdaq Global Select Market was $213.35 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 19, 2013 (the date of our initial public offering) and December 31, 2017, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 19, 2013 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 19, 2013 of $26.91 per share as the initial value of our common stock and not the initial offering price to the public of $17.00 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Holders

As of February 16, 2018, there were approximately 8 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We derived the consolidated financial data for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K.  Historical results are not necessarily indicative of the results to be expected in future periods.

	Year Ended December 31,
	2017	2016	2015	2014	2013
				(1)
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue:
Collaboration revenue	$22,207	$6,155	$14,079	$25,031	$19,792
License and royalty revenue	13,220	—	—	390	389
Total revenues	35,427	6,155	14,079	25,421	20,181
Operating expenses:
Research and development	273,040	204,775	134,038	62,574	31,002
General and administrative	93,550	65,119	46,209	23,227	14,126
Cost of license and royalty revenue	1,527	—	—	—	—
Change in fair value of contingent consideration	(525)	4,091	2,869	246	—
Total operating expenses	367,592	273,985	183,116	86,047	45,128
Loss from operations	(332,165)	(267,830)	(169,037)	(60,626)	(24,947)
Interest (expense) income, net	(2,001)	3,782	1,591	290	35
Other (expense) income, net	(1,267)	(71)	723	(170)	(409)
Income tax (expense) benefit	(210)	612	(60)	11,797	—
Net loss	$(335,643)	$(263,507)	$(166,783)	$(48,709)	$(25,321)
Net loss per share - basic and diluted	$(7.71)	$(7.07)	$(4.81)	$(1.83)	$(2.02)
Weighted-average number of common shares used in net loss per share - basic and diluted	43,535	37,284	34,669	26,546	12,555

	As of December 31,
	2017	2016	2015	2014	2013
				(1)
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents and marketable securities	$1,614,302	$884,830	$865,763	$492,003	$206,279
Total assets	1,900,567	1,118,122	1,002,337	556,739	224,390
Total current liabilities	95,612	74,533	40,368	42,978	34,874
Financing lease obligation, net of current portion	154,749	120,140	61,901	—	—
Other long-term obligations	26,774	54,009	49,572	22,504	37,849
Total stockholders' equity	$1,623,432	$869,440	$850,496	$491,257	$151,667

(1) Starting in 2014, the selected financial data includes the impact of the June 2014 acquisition of Pregenen.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.

In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties which may cause our actual results to differ materially from plans and results discussed in forward-looking statements. We encourage you to review the risks and uncertainties discussed in the sections entitled Item 1A. “Risk Factors” and “Forward-Looking Statements” included at the beginning of this Annual Report on Form 10-K. The risks and uncertainties can cause actual results to differ significantly from those forecast in forward-looking statements or implied in historical results and trends.

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

Overview

We are a clinical-stage biotechnology company committed to developing potentially transformative gene therapies for severe genetic diseases and cancer. With our lentiviral-based gene therapy and gene editing capabilities, we have built an integrated product platform with broad therapeutic potential in a variety of indications. We believe that gene therapy for severe genetic diseases has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our clinical programs in severe genetic diseases include our LentiGlobin® product candidate as a treatment for each of transfusion-dependent β-thalassemia, or TDT, and severe sickle cell disease, or severe SCD, and our Lenti-D™ product candidate as a treatment for cerebral adrenoleukodystrophy, or CALD, a rare hereditary neurological disorder. Our programs in oncology are built upon our leadership in lentiviral gene delivery and T cell engineering, with a focus on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. bb2121 and bb21217, our lead product candidates in oncology, are CAR T cell product candidates for the treatment of multiple myeloma, which we have exclusively licensed to Celgene Corporation, or Celgene.

We are developing our LentiGlobin product candidate with the goal of filing for regulatory approval in the US and EU for different genotypes of TDT and for severe SCD.  Both TDT and severe SCD are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans.  We are conducting five clinical studies of our LentiGlobin product candidate: a Phase I/II study in the United States, Australia, and Thailand for the treatment of subjects with TDT, called the Northstar Study (HGB-204); a multi-site, international, Phase III study for the treatment of subjects with TDT and a non-β0/β0 genotype, called the Northstar-2 Study (HGB-207); a multi-site, international, Phase III study for the treatment of subjects with TDT and a β0/β0 genotype, called the Northstar 3 Study (HGB-212); a single-center Phase I/II study in France for the treatment of subjects with TDT or severe SCD (HGB-205); and a multi-site Phase I study in the United States for the treatment of subjects with severe SCD (HGB-206).  We have achieved our enrollment target of 18 patients in the Northstar Study, and we have achieved our enrollment target for the adult and adolescent cohort in the Northstar 2 Study.  We anticipate filing a marketing authorization application in the EU for LentiGlobin for the treatment of adult and adolescent patients with TDT and a non-β0/β0 genotype during the second half of 2018, with a future BLA planned in the United States. We are also engaged with the U.S. Food and Drug Administration, or FDA, and the EMA in discussions regarding our proposed development plans for LentiGlobin in severe SCD.

We are developing our Lenti-D product candidate with the goal of filing for regulatory approval in the US and EU for CALD, a rare, hereditary neurological disorder that is often fatal.  We are planning to submit our first filing for regulatory approval of Lenti-D in 2019.  We are conducting a multi-site, international, Phase II/III clinical study of our Lenti-D™ product candidate, called the Starbeam Study (ALD-102), for the treatment of subjects with CALD.  Seventeen subjects were treated with our Lenti-D product candidate in the initial cohort of the Starbeam Study, and we are enrolling up to thirteen additional subjects in an expansion cohort of this study. We are also conducting an observational study of subjects with CALD treated by allogeneic hematopoietic stem-cell transplant referred to as the ALD-103 study. If our Lenti-D product candidate shows a sufficiently compelling treatment effect, and pending further discussion with regulatory authorities, the results from the Starbeam study could potentially form the basis of a Biologics License Application, or BLA, and a Marketing Authorization Application, or MAA, submission in the United States and European Union, respectively.

We are developing, in collaboration with Celgene, our bb2121 and bb21217 product candidates with the goal of filing for regulatory approval in multiple myeloma on a global basis, a hematologic malignancy that develops in the bone marrow that is fatal if untreated.  We are conducting a multi-site Phase I clinical study in the United States of our bb2121 product candidate for the treatment of subjects with relapsed/refractory multiple myeloma (CRB-401). bb2121 is the lead product candidate arising from our multi-year collaboration with Celgene Corporation, or Celgene, for the discovery, development and commercialization of CAR T cell therapies targeting B-cell maturation antigen, or BCMA. We have exclusively licensed to Celgene the right to develop and commercialize our bb2121 product candidate, and we may exercise our option to co-develop and co-promote this product candidate in the United States.  The FDA has granted Breakthrough Therapy designation and the EMA has granted PRIME eligibility to the bb2121 product candidate for relapsed/refractory multiple myeloma.  In February 2018, Celgene treated the first subject in a multi-site Phase II clinical study in the United States and Europe of our bb2121 product candidate for the treatment of subjects with relapsed/refractory multiple myeloma.  Celgene has announced plans to initiate an international Phase III study of bb2121 in third line multiple myeloma in 2018 and plans to file a BLA with the FDA in 2019 for bb2121 to treat relapsed/refractory multiple myeloma.

In September 2017, we initiated a Phase I clinical study of bb21217, the second anti-BCMA product candidate arising from our collaboration with Celgene, and Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217. The FDA has granted Orphan Drug status to both bb2121 and bb21217 product candidates for the treatment of patients with relapsed/refractory multiple myeloma.

Our collaboration now focuses exclusively on anti-BCMA CAR T product candidates. We advanced our development of our bb2121 product candidate, the first CAR product candidate from our collaboration with Celgene, into clinical trials in February 2016. In February 2016, we exclusively licensed to Celgene the right to develop and commercialize our bb2121 product candidate, pursuant to Celgene’s exercise of its exclusive option under the collaboration arrangement. We have the obligation to continue conducting our ongoing CRB-401 study, but Celgene has the responsibility for the costs of further development and of commercialization. We retain an option to co-develop and co-promote the bb2121 product candidate in the United States. In September 2017, we initiated a Phase I clinical study of bb21217, the second anti-BCMA cell product candidate arising from our collaboration with Celgene, and Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217. As of December 31, 2017 and December 31, 2016, there was $47.4 million and $46.4 million, respectively, of total deferred revenue related to the Company’s collaboration with Celgene.

In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing and cell signaling technology. The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology. As of December 31, 2017, there are $120.0 million in remaining future contingent cash payments, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. During each of 2017 and 2016, $5.0 million in preclinical milestones were achieved and paid to the former equityholders of Pregenen. We estimate future contingent cash payments have a fair value of $2.2 million as of December 31, 2017, which is classified as a non-current liability.

As of December 31, 2017, we had cash, cash equivalents and marketable securities of approximately $1.6 billion. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations into 2021.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $335.6 million for the year ended December 31, 2017 and our accumulated deficit was $913.8 million as of December 31, 2017. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•	conduct clinical studies for our LentiGlobin and Lenti-D product candidates, as well as for our anti-BCMA product candidates, bb2121 and bb21217, which are partnered with Celgene;
•	increase research and development-related activities for the discovery and development of oncology product candidates;
•	continue our research and development efforts;
•	manufacture clinical study materials and develop large-scale manufacturing capabilities;

•	seek regulatory approval for our product candidates; and
•	add personnel to support our product development and commercialization efforts.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We currently have no commercial-scale manufacturing facilities of our own, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. If we seek to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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

Financial operations overview

Revenue

To date, we have not generated any revenues from the sale of products. Our revenues have been derived from collaboration arrangements, out-licensing arrangements including royalties on net sales of products to licensees or sublicensees, research fees, and grant revenues.

Collaboration revenue is generated exclusively from our collaboration arrangement with Celgene, which was amended in 2015. The terms of this amended arrangement contain multiple deliverables, which include at inception: (i) research and development services, (ii) participation on the joint steering committee, or JSC, (iii) participation on the patent committee, (iv) a license to bb2121, (v) manufacture of vectors and associated payload for incorporation into bb2121 under the license, and (vi) participation on the joint governance committee, or JGC, under the co-development and co-promotion agreement for bb2121.  As of September 2017, the collaboration also includes a license bb21217, the deliverables as part of which include: (i) research and development services, (ii) a license to bb21217, (iii) manufacture of vectors and associated payload for incorporation into bb21217, under the license, and (iv) participation on the JGC under the co-development and co-promotion agreement for bb21217.

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

Royalties are recognized in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and we have no remaining performance obligations, assuming all other revenue recognition criteria are met.

Research fee revenue is primarily generated through research and development agreements with strategic partners and nonprofit organizations for the development and commercialization of our product candidates. Research fees are recognized as revenue over the period we perform the associated services or on a straight-line basis if the pattern of performance cannot be more readily determined.

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
•	expenses incurred under agreements with CROs and clinical sites that conduct our clinical studies;
•	costs of acquiring, developing, and manufacturing clinical study materials;

•	reimbursable costs to our partners for collaborative activities;
•

facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, information technology, insurance, and other supplies in support of research and development activities;

•	costs associated with our research platform and preclinical activities;
•	costs associated with our regulatory, quality assurance and quality control operations; and
•	amortization of intangible assets.

Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs, and timing of clinical studies and development of our product candidates will depend on a variety of factors, any of which could mean a significant change in the costs and timing associated with the development of our product candidates including:

•	the scope, rate of progress, and expense of our ongoing as well as any additional clinical studies and other research and development activities we undertake;
•	future clinical study results;
•	uncertainties in clinical study enrollment rates;
•	changing standards for regulatory approval; and
•	the timing and receipt of any regulatory approvals.

We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our Lenti-D, LentiGlobin, bb2121, and bb21217 product candidates, conduct research and development activities in oncology, including under our strategic collaboration with Celgene, and continue the research and development of product candidates using our gene editing technology platform. Our research and development activities include the following:

•

Starbeam Study (ALD-102) – We are conducting a Phase II/III clinical study in the United States, England and France to examine the safety and efficacy of our Lenti-D product candidate in the treatment of subjects with CALD.  In January 2018, we announced that we are amending the protocol for this study to enroll up to a total of 30 subjects.

•

Northstar Study (HGB-204) – We are conducting a Phase I/II clinical study in the United States, Australia and Thailand to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT. In March 2014, we announced that the first subject had been treated in this study. In May 2016, we announced that this study has been fully enrolled.

•

HGB-205 study – We are conducting a Phase I/II clinical study in France to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT and of subjects with severe SCD. In December 2013, we announced that the first subject with TDT had been treated in this study and in October 2014, we announced that the first subject with severe SCD had been treated in this study.  In February 2017, we announced that this study has been fully enrolled.

•

HGB-206 study – We are conducting a Phase I clinical study in the United States to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with severe SCD. In June 2015, we announced that the first subject with severe SCD had been treated in this study. In October 2016, we announced that we have amended the protocol for this study to incorporate several process changes and to expand enrollment up to a total of 29 subjects.

•

Northstar-2 Study (HGB-207) – We are conducting a Phase III study at multiple sites internationally to examine the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT and a non-β0/β0 genotype. In December 2016, we announced that the first subject had been treated in this study.  In August 2017, we announced that the adult and adolescent cohort for this study has been fully enrolled.

•

Northstar-3 Study (HGB-212) – We are conducting a Phase III study at multiple sites internationally to examine the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT and a β0/β0 genotype.  In November 2017, we announced that the first subject had been treated in this study.

•

CRB-401 study – We are conducting a Phase I clinical study in the United States to study the safety and efficacy of our bb2121 product candidate in the treatment of subjects with relapsed/refractory multiple myeloma. In February 2016, we announced that the first subject with relapsed/refractory multiple myeloma had been treated in this study, and the final patient enrolled in the CRB-401 study was treated in February 2018.

•

CRB-402 study – We are conducting a Phase I clinical study of our bb21217, our next-generation anti-BCMA product candidate in the treatment of subjects with relapsed/refractory multiple myeloma.  In September 2017, we announced that the first subject with relapsed/refractory multiple myeloma had been treated in this study.

•	We will continue to manufacture clinical study materials in support of our clinical studies.

From inception through December 31, 2017, we have incurred $769.9 million in research and development expenses.  Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials. We allocate salary and benefit costs directly related to specific programs. We do not allocate personnel-related discretionary bonus or stock-based compensation costs, costs associated with our general discovery platform improvements, depreciation or other indirect costs that are deployed across multiple projects under development and, as such, the costs are separately classified as other research and development expenses in the table below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
LentiGlobin	$85,710	$67,154	$38,515
Lenti-D	16,223	18,612	13,666
bb2121	32,144	12,690	—
bb21217	7,402	—	—
Pre-clinical programs	40,167	32,771	15,937
Total direct research and development expense	181,646	131,227	68,118
Employee- and contractor-related expenses	23,698	17,047	11,793
Stock-based compensation expense	26,633	19,690	24,854
Platform-related expenses	15,414	15,359	21,217
Facility expenses	24,700	20,301	7,282
Other expenses	949	1,151	774
Total other research and development expenses	91,394	73,548	65,920
Total research and development expense	$273,040	$204,775	$134,038

The costs associated with our bb2121 program were included within pre-clinical programs in the table shown above for the year ended December 31, 2015 and are separately shown for the years ended December 31, 2017 and 2016.  The costs associated with our bb21217 program were included in pre-clinical programs in the table shown above through June 30, 2017. The costs associated with our bb21217 program are presented separately in the table above beginning in the third quarter of 2017 as we initiated the first clinical study for bb21217 in the third quarter of 2017.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development, commercial, information technology, and human resource functions. Other general and administrative expenses include facility-related costs, professional fees for accounting, tax and legal and consulting services, directors’ fees and expenses associated with obtaining and maintaining patents.

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

Cost of license and royalty revenue

Cost of license and royalty revenue represents expense associated with amounts owed to third party licensors as a result of revenue recognized under our out-license arrangements with Novartis and GSK.

We anticipate that our cost of license and royalty revenue will increase in the future contingent upon the achievement of regulatory milestones by Novartis or GSK. Additionally, we anticipate that our cost of license and royalty revenue will increase in the future as we expect to continue to recognize royalty revenue related to Novartis’ commercial sale of Kymriah.

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

Interest (expense) income, net

Interest (expense) income, net consists primarily of interest expense on the 60 Binney Street financing lease obligation and interest income earned on investments.

Other (expense) income, net

Other (expense) income, net consists primarily of a loss on disposal of assets, realized gains and losses on investments, and gains and losses on foreign currency.

Critical accounting policies and significant judgments and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this annual report, we believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue recognition

We have primarily generated revenue through collaboration arrangements, out-licensing arrangements including royalties on net sales of products to licensees or sublicensees, research fees, and research and development grant revenues.

Collaboration revenue

As of December 31, 2017, our collaboration revenue was generated exclusively from our collaboration arrangement with Celgene, which was originally entered into in March 2013 and was subsequently amended in June 2015.

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808 to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities.  This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 605.

For those elements of the arrangement that are accounted for pursuant to ASC 605, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred or services have been rendered
•	The seller’s price to the buyer is fixed or determinable
•	Collectability is reasonably assured

When a collaboration arrangement has multiple-elements accounted for under ASC 605, we determine whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially controlled by us. In assessing whether an item has standalone value, we considered factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method and the applicable revenue recognition criteria are applied to determine the appropriate period and pattern of recognition. We determine the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, we determine the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. We typically use BESP to estimate the selling price, since we generally do not have VSOE or TPE of selling price for our units of accounting. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

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

We recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria are satisfied. We will recognize arrangement consideration attributed to licenses that have standalone value as revenue upon delivery. When arrangement consideration attributed to licenses do not have standalone value, we will recognize revenue over the estimated performance period of the combined deliverable.  For elements of the arrangement that are recognized over time, and there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, we recognize revenue on a straight-line basis over the period we expect to complete our performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then we recognize revenue under the arrangement using the proportional performance method.

For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 605.  Amounts that are owed to collaboration partners are recognized as an offset to collaboration revenues as such amounts are incurred by the collaboration partner.  Where amounts owed to a collaboration partner exceed our collaboration revenues in each quarterly period, such amounts are classified as research and development expense.

At the inception of an arrangement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. We have concluded that all of the clinical and regulatory milestones pursuant to our collaboration arrangement are substantive. Accordingly, in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method, revenue from clinical and regulatory milestone payments will be recognized in its entirety upon successful accomplishment of the milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive would be recognized as revenue over the remaining period of performance, assuming all other revenue recognition criteria are met. All commercial milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

We recognize royalty revenue generated under collaboration arrangements in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and we have no remaining performance obligations.

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

Financing lease obligation

Beginning in 2015 through construction completion in 2017, we recorded certain estimated construction costs incurred and reported to us by the landlord for our new corporate headquarters building, located at 60 Binney Street in Cambridge, Massachusetts, as an asset and corresponding construction financing lease obligation on our consolidated balance sheets because we were deemed to be the owner of the building during the construction period for accounting purposes.  During construction, the Company periodically met with the landlord and its construction manager to review these estimates and observe construction progress before recording such amounts.  Upon completion of the construction of the building in the first quarter of 2017, the Company evaluated the lease and determined that it did not meet the criteria for “sale-leaseback” treatment. Accordingly, the Company is depreciating the building over 40 years and incurring interest expense in its consolidated statement of operations and comprehensive loss related to the financing lease obligation recorded on its consolidated balance sheet. Any costs incurred by us that have been reimbursed by the landlord or that qualify for reimbursement by the landlord are recorded as an asset and financing lease obligation. Any incremental costs incurred directly by us that do not qualify for reimbursement by the landlord are also capitalized. We began occupying our new corporate headquarters building on March 27, 2017.

Contingent consideration

Each reporting period, we revalue the contingent consideration obligations associated with business combinations to their fair value and record the resulting change in fair value as either contingent consideration expense and or income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones are achieved and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as development of our programs progress and additional data are obtained, impacting our assumptions. The assumptions used in estimating fair value require significant judgment and the use of different assumptions and judgments could result in a materially different estimate of fair value.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical study milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period and adjust accordingly.

Stock-based compensation

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

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option pricing model, which requires the input of highly subjective assumptions, including (i) the expected volatility of our stock, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of company specific historical and implied volatility data, we based our estimate of expected volatility on the estimate and expected volatilities of a representative group of publicly traded companies. For these analyses, we select companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option were based on the U.S. Treasury yield curve in effect during the period the options were granted.

As a result of the adoption of the FASB Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017, we account for forfeitures as they occur instead of estimating forfeitures at the time of grant and revising those estimates in subsequent periods if actual forfeitures differ from our estimates.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Results of Operations

Comparison of the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Revenue:
Collaboration revenue	$22,207	$6,155	$16,052
License and royalty revenue	13,220	—	13,220
Total revenues	35,427	6,155	29,272
Operating expenses:
Research and development	273,040	204,775	68,265
General and administrative	93,550	65,119	28,431
Cost of license and royalty revenue	1,527	—	1,527
Change in fair value of contingent consideration	(525)	4,091	(4,616)
Total operating expenses	367,592	273,985	93,607
Loss from operations	(332,165)	(267,830)	64,335
Interest (expense) income, net	(2,001)	3,782	5,783
Other expense, net	(1,267)	(71)	1,196
Loss before income taxes	(335,433)	(264,119)	71,314
Income tax benefit (expense)	(210)	612	822
Net loss	$(335,643)	$(263,507)	$72,136

Revenue. Total revenue was $35.4 million for the year ended December 31, 2017, compared to $6.2 million for the year ended December 31, 2016. The increase of $29.3 million was primarily attributable to collaboration revenue recognized associated with the bb2121 license and manufacturing services which commenced in the first quarter of 2017 and revenue recognized under our out-licensing arrangements with Novartis and GSK.

Research and development expenses. Research and development expenses were $273.0 million for the year ended December 31, 2017, compared to $204.8 million for the year ended December 31, 2016. The increase of $68.3 million was primarily attributable to the following:

•

$22.1 million of employee compensation and benefits, inclusive of $6.9 million increased stock-based compensation expense, as well as $2.2 million in other headcount related costs primarily due to an increase in headcount to support overall growth;

•	$17.7 million of manufacturing costs for our ongoing clinical and pre-clinical studies;
•	$12.1 million of clinical trial-related costs to support the advancement of our clinical programs;
•	$4.4 million of facility related costs;
•	$3.5 million of license and milestone fees; and
•	$3.0 million related to cost reimbursement to Celgene for costs incurred under our collaboration arrangement

General and administrative expenses. General and administrative expenses were $93.6 million for the year ended December 31, 2017, compared to $65.1 million for the year ended December 31, 2016. The increase of approximately $28.4 million was primarily due an increase of $14.9 million in employee compensation and benefits, inclusive of $6.6 million increased stock-based compensation expense, $2.3 million in other headcount related costs, increased commercial-related costs of $8.6 million primarily attributed to market research costs, and increased facility-related costs of $2.1 million.

Cost of license and royalty revenue. Cost of license and royalty revenue was $1.5 million for the year ended December 31, 2017.   The costs are attributable to expense associated with amounts owed to third party licensors in connection with revenue recognized under our out-license arrangements with Novartis and GSK.

Change in fair value of contingent consideration. The change in fair value of contingent consideration of $4.6 million was primarily related to the successful achievement of one milestone in 2017 compared to the achievement of two milestones in 2016, and a decrease in the probability of successful achievement of future milestones within the next twelve months.

Interest (expense) income, net. The change in interest (expense) income, net was primarily related to interest expense on the 60 Binney financing obligation partially offset by interest income earned on investments.

Other expense, net. Other expense, net was $1.3 million for the year ended December 31, 2017, compared to $0.1 million for the year ended December 31, 2016. The increase was primarily related to a loss on the disposal of assets.

Comparison of the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration revenue	$6,155	$14,079	$(7,924)
Total revenue	6,155	14,079	(7,924)
Operating expenses:
Research and development	204,775	134,038	70,737
General and administrative	65,119	46,209	18,910
Change in fair value of contingent consideration	4,091	2,869	1,222
Total operating expenses	273,985	183,116	90,869
Loss from operations	(267,830)	(169,037)	98,793
Interest income, net	3,782	1,591	(2,191)
Other (expense) income, net	(71)	723	794
Loss before income taxes	(264,119)	(166,723)	97,396
Income tax (expense) benefit	612	(60)	(672)
Net loss	$(263,507)	$(166,783)	$96,724

Revenue. Total revenue was $6.2 million for the year ended December 31, 2016, compared to $14.1 million for the year ended December 31, 2015. The decrease of $7.9 million was primarily due to a change in revenue recognition resulting from the amendment to our Celgene collaboration in 2015.

Research and development expenses. Research and development expenses were $204.8 million for the year ended December 31, 2016, compared to $134.0 million for the year ended December 31, 2015. The increase of $70.7 million was primarily due to the increase in headcount, in-licensing costs, clinical trial-related costs, and manufacturing-related expenses necessary to support the advancement of our product candidates and included in the following increases:

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

Interest income, net. Interest income, net, was $3.8 million for the year ended December 31, 2016, compared to $1.6 million for the year ended December 31, 2015. The increase was primarily related to interest income earned on marketable securities.

Liquidity and Capital Resources

As of December 31, 2017, we had cash, cash equivalents and marketable securities of approximately $1.6 billion. We expect cash, cash equivalents and marketable securities to fund operations into 2021. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2017, our funds are primarily held in U.S. Treasury securities, U.S. government agency securities, federally insured deposits, certificates of deposit and money market accounts.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of December 31, 2017, we had an accumulated deficit of $913.8 million. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

We have funded our operations principally from the sale of common stock, preferred stock and through the Celgene collaboration. On June 29, 2015, we sold 2,941,176 shares of common stock through an underwritten public offering at a price of $170.00 per share for aggregate net proceeds to us of $477.2 million.  On December 12, 2016, we sold 3,289,473 shares of common stock through an underwritten public offering at a price of $76.00 per share for aggregate net proceeds to us of $234.7 million.  On June 27, 2017, we sold 4,381,500 shares of common stock (inclusive of 571,500 shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $105.00 per share for aggregate net proceeds to us of $436.8 million. On December 15, 2017, we sold 3,243,244 shares of common stock (excluding any shares sold by us pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $185.00 per share for aggregate net proceeds to us of $569.8 million.  In January 2018, we sold 277,109 shares of common stock pursuant to the partial exercise of an overallotment option granted to the underwriters in connection with the December 2017 underwritten public offering at a price of $185.00 per share for aggregate net proceeds of $48.6 million.

Sources of Liquidity

Cash Flows

The following table summarizes our cash flow activity:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(280,553)	$(189,647)	$(98,429)
Net cash (used in) provided by investing activities	(316,003)	62,731	(571,867)
Net cash provided by financing activities	1,076,174	241,534	486,720
Net increase (decrease) in cash and cash equivalents	$479,618	$114,618	$(183,576)

Operating Activities. The net cash used in operating activities was $280.6 million for the year ended December 31, 2017 and primarily consisted of a net loss of $335.6 million adjusted for non-cash items including stock-based compensation of $53.3 million, depreciation and amortization of $13.5 million and a net increase in operating assets and liabilities of $12.7 million. The increase in operating assets and liabilities is driven by an increase in prepaid expenses and other current assets of $20.1 million primarily driven by upfront payments to contract manufacturing organizations offset by an increase of $5.9 million in accounts payable, accrued expenses and other liabilities and an increase of $1.0 million in deferred revenue.

The net cash used in operating activities was $189.6 million for the year ended December 31, 2016 and primarily consisted of a net loss of $263.5 million adjusted for non-cash items including stock-based compensation of $39.8 million, depreciation and amortization of $9.6 million and a net increase in operating assets and liabilities of $19.0 million. The increase in operating assets and liabilities is driven by an increase in prepaid expenses and other current assets of $14.3 million for upfront payments to contract manufacturing organizations offset by an increase of $20.9 million in accrued expenses and other liabilities related to an increase in manufacturing and clinical-trial related costs for our ongoing clinical and pre-clinical studies.

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

Investing Activities. Net cash used in investing activities for the year ended December 31, 2017 was $316.0 million and was primarily due to the purchase of $686.2 million of available-for-sale marketable securities and the purchase of $62.2 million of property, plant and equipment offset by proceeds from the maturities of available-for-sale marketable securities of $431.8 million.

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

Financing Activities: Net cash provided by financing activities for the year ended December 31, 2017 was $1.1 billion and was primarily due to net cash proceeds from our June 2017 and December 2017 common stock offerings.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017.  These do not include potential milestone payments and assume non-termination of agreements.

	Total	2018	2019 through 2020	2021 through 2022	After 2023
	(in thousands)
60 Binney Street lease	$185,444	$18,647	$38,279	$39,631	$88,887
Non-cancellable operating leases (1)	81,494	13,941	23,012	16,916	27,625
License costs (2)	6,080	1,171	2,387	2,522	—
Clinical and manufacturing development	24,000	12,000	12,000	—	—
Total contractual obligations	$297,018	$45,759	$75,678	$59,069	$116,512

(1)	Includes the lease of our lab and office space in Seattle, Washington and rental payments associated with two embedded operating leases at contract manufacturing organizations.
(2)

License costs include annual license maintenance fee payments. We have not included annual license maintenance fees or minimum royalty payments after December 31, 2022, as we cannot estimate if they will occur.

60 Binney Street Lease

On September 21, 2015, we entered into a lease agreement for office and laboratory space located at 60 Binney Street, Cambridge, Massachusetts.  Under the terms of the lease, starting on October 1, 2016, we leased approximately 253,108 square feet at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes. We also executed a $9.2 million letter of credit upon signing the lease, which was required to be collateralized with a bank account at a financial institution in accordance with the lease agreement. This letter of credit was increased to $13.8 million during the third quarter of 2016 as required under the terms of the lease. Subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease back to $9.2 million over time. The lease will continue until March 31, 2027.  Pursuant to a work letter entered into in connection with the lease, the landlord will contribute an aggregate of $42.4 million toward the cost of construction and tenant improvements for the building. The purpose of the lease was to replace our previously leased premises at 150 Second Street and 215 First Street in Cambridge, Massachusetts, both of which were fully exited during the first half of 2017. We occupied the building at 60 Binney Street beginning on March 27, 2017.

Operating Leases

On June 3, 2013, we entered into a nine-year building lease for approximately 43,600 square feet of space located at 150 Second Street, Cambridge, Massachusetts, which commenced in December 2013. This lease was amended in June 2014 to add approximately 9,900 additional square feet. The lease originally had monthly lease payments of $0.2 million for the first 12 months, which increased to $0.3 million per month beginning in December 2014 due to the lease amendment, with annual rent escalations thereafter. Rent expense was recognized on a straight-line basis over the term of the lease through April 2017. The lease provided a contribution from the landlord towards the initial build-out of the space of up to $7.8 million. We capitalized the leasehold improvements as property, plant and equipment and recorded the landlord incentive payments received as deferred rent and amortized these amounts as reductions to rent expense over the lease term. In addition, in accordance with the lease, we entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1.3 million, naming the landlord as beneficiary, which had a balance of $0.6 million as of December 31, 2016.

On September 30, 2016, we entered into an Assignment and Assumption of Lease (“Assignment”) relating to this lease. Under the Assignment, we assigned all of our rights, interests, obligations and responsibilities under the lease, effective May 1, 2017.  Accordingly, $8.3 million of tenant improvement assets were disposed and $8.0 million of non-current deferred rent was removed from the consolidated balance sheets as of December 31, 2017, with the resulting loss of $0.3 million recorded within the consolidated statement of operations and comprehensive loss during the year ended December 31, 2017. The $0.6 million letter of credit was also released during the year ended December 31, 2017.

On June 29, 2015, we entered into a lease agreement for additional office space located at 215 First Street, Cambridge, Massachusetts.  Under the terms of the lease, we leased approximately 15,120 square feet starting on July 13, 2015 for $0.5 million per year in base rent, which was subject to a 3% annual rent increase plus certain operating expenses and taxes. The lease term was until August 31, 2020, and included early termination provisions that could allow us to terminate the lease without penalty at the end of the 20th full calendar month following the delivery of the premises if we met certain conditions specified within the lease.  Under the terms of the lease, we also leased an additional 8,075 square feet of office space in the same premises starting on January 1, 2016 for an additional $0.3 million per year in base rent, which was subject to a 3% annual rent increase plus certain operating expenses and taxes. The Company terminated this lease effective April 12, 2017.

On June 3, 2016, we entered into a strategic manufacturing agreement for the future commercial production of the our Lenti-D and LentiGlobin product candidates with a contract manufacturing organization. Under this 12 year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, we are required to pay $12.5 million upon the achievement of certain contractual milestones, and may pay up to $8.0 million in additional contractual milestones if we elect its option to lease additional suites. We paid $5.0 million for the achievement of the first and second contractual milestones during 2016 and paid the third milestone of $3.0 million during the first quarter of 2017.  Additionally, the fourth milestone of $2.5 million was achieved in the fourth quarter of 2017 and is reflected as a component of accrued expenses and other current liabilities within the consolidated balance sheet at December 31, 2017. Following construction completion, we will pay $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites. We estimate completion will occur in 2018. We may terminate this agreement any time after upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. We concluded that this agreement contains an embedded lease as the suites are designated for our exclusive use during the term of the agreement. We concluded that we are not the deemed owner during construction nor is it a capital lease under ASC 840-10, Leases – Overall. As a result, we account for the agreement as an operating lease and expenses the rental payments on a straight-line basis over the term of the embedded lease.

On November 18, 2016, we entered into an agreement for future clinical and commercial production of our LentiGlobin gene therapy drug products with a contract manufacturing organization at an existing facility. The term of the agreement is five years with a three year renewal at the mutual option of each party. Under the agreement, we are required to pay an up-front fee of €3.0 million, €2.0 million of which was paid in the fourth quarter of 2016 and €1.0 million of which is expected to be paid in mid-2018, and annual maintenance and production fees of up to €9.8 million, depending on its production needs. We may terminate this agreement with six months’ notice and a one-time termination fee prior to July 1, 2018, or twelve months’ notice and a one-time termination fee thereafter. We concluded that this agreement contains an embedded lease as the clean rooms are designated for our exclusive use during the term of the agreement, and determined that it is not a capital lease under ASC 840-10, Leases – Overall. As a result, we will account for the agreement as an operating lease and expense the rental payments on a straight-line basis over the term of the embedded lease.

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

Contingent Consideration Related to Business Combinations

In connection with the Pregenen acquisition, we agreed to make contingent cash payments to the former equity holders of Pregenen. In accordance with accounting guidance for business combinations, these contingent cash payments are recorded as contingent consideration liabilities on our consolidated balance sheets at fair value. During the second quarter of 2017, a $5.0 million preclinical milestone was achieved, which resulted in a $5.0 million payment to the former equityholders of Pregenen during the third quarter of 2017. The aggregate remaining undiscounted amount of contingent consideration potentially payable is $120.0 million. We have not included these payments in the table above because the achievement and timing of these milestones is not fixed and determinable. As of December 31, 2017, $2.2 million is reflected as a non-current liability in the consolidated balance sheet, and as of December 31, 2016, $4.5 million and $3.3 million was reflected as a current and non-current liability, respectively, in the consolidated balance sheet, which represents the fair value of our contingent consideration obligations as of this date.

Contingent Milestone and Royalty Payments

Based on our development plans as of December 31, 2017, we may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. Because the achievement of these milestones or sales had not occurred as of December 31, 2017, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments and sales-based royalties are not yet considered contractual obligations as they are contingent upon success.

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

•

Under a license agreement with Institut Pasteur pursuant to which we license certain patents for use in ex vivo gene therapy, we will be required to make payments per product covered by the in-licensed intellectual property upon the achievement of development and regulatory milestones, depending on the indication and the method of treatment. The maximum aggregate payments we may be obligated to pay for each of these milestone categories per product is €1.5 and €2.0 million, respectively. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits, which varies slightly depending on the indication of the product. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income varying from the low single digits to mid-range double digits depending on the nature of the sublicense and stage of development. We are required to make an annual maintenance payment, which is creditable against royalty payments on a year-by-year basis. On April 1, 2015, we amended this license agreement with Institut Pasteur, which resulted in a payment of €3.0 million that was paid during the second quarter of 2015.  During the year ended December 31, 2017 we paid Institut Pasteur €1.0 million in connection with amounts owed to us by sublicensees.

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

•

Under a license agreement with Research Development Foundation pursuant to which we license patents that involve lentiviral vectors, we will be required to make payments of $1.0 million based upon a regulatory milestone for each product covered by the in-licensed intellectual property. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits, which is reduced by half if during the ten years following first marketing approval the last valid claim within the licensed patent that covers the licensed product expires or ends.  During the year ended December 31, 2017 we paid Research Development Foundation $1.0 million based upon a regulatory milestone for a product covered by the in-licensed intellectual property.

•

Under a license agreement with Biogen Inc., pursuant to which we license certain patents and patent applications related to our bb2121 and bb21217 product candidates, we will be required to make certain payments related to certain development milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $23.0 million in the aggregate for each licensed product upon the achievement of remaining milestones. Upon commercialization of our products covered by the in-licensed intellectual property, we will be obligated to pay a percentage of net sales as a royalty in the low single digits.  During the year ended December 31, 2017 we paid Biogen $1.0 million based upon a clinical development milestone for a product covered by the in-licensed intellectual property.

•

Under a license agreement with the National Institutes of Health, or NIH, pursuant to which we license certain patent applications related to our bb2121 and bb21217 product candidates, we have agreed to certain development and regulatory milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $9.7 million in the aggregate for a licensed product upon the achievement of these milestones. Upon commercialization of our products covered by the in-licensed intellectual property, we will be obligated to pay NIH a percentage of net sales as a royalty in the low single digits. The royalties payable under this license agreement are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits.

•

Under a license agreement related to certain aspects of our manufacturing process, we will be required to make certain payments related to certain development milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $13.4 million in the aggregate for each product covered by the in-licensed intellectual property. Upon commercialization of our products covered by the in-licensed intellectual property, we will be obligated to pay the third party a percentage of net sales as a royalty in the low single digits. The royalties payable under this license agreement are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits.  During the year ended December 31, 2017 we paid the respective party $2.0 million based upon a development milestone for a product covered by the in-licensed intellectual property.

Other Funding Commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes.  Additionally, we enter into contracts in the normal course of business with contract manufacturers. These contracts generally provide for termination on notice.  Wherever contracts include stipulated commitment payments, we have included such payments in the table of contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2017 and 2016, we had cash, cash equivalents and marketable securities of $1.6 billion and $884.8 million, respectively, primarily invested in U.S. government agency securities, federally insured certificates of deposit and money market mutual funds invested in U.S. Treasuries or U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2017, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $7.3 million.

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
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls.  In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in the COSO 2013 framework.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2017 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of bluebird bio, Inc.

Opinion on Internal Control over Financial Reporting

We have audited bluebird bio, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, bluebird bio, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 21, 2018

Item 9B. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including David Davidson (Chief Medical Officer), Philip Gregory (Chief Scientific Officer), Jason Cole (Chief Legal Officer) and Susanna High (Chief Operating Officer) and certain of our directors (including Mark Vachon) have entered into trading plans covering periods after the date of this annual report on Form 10-K in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2018 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits.

See the Exhibit Index immediately before the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

bluebird bio, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of bluebird bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of bluebird bio, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Boston, Massachusetts

February 21, 2018

bluebird bio, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$758,505	$278,887
Marketable securities	531,604	425,491
Tenant improvement receivable	3,112	8,542
Prepaid expenses	21,171	8,209
Other current assets and receivables	8,377	3,085
Total current assets	1,322,769	724,214
Marketable securities	324,193	180,452
Property, plant and equipment, net	199,606	156,955
Intangible assets, net	16,931	20,694
Goodwill	13,128	13,128
Restricted cash and other non-current assets	23,940	22,679
Total assets	$1,900,567	$1,118,122
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$12,873	$13,664
Accrued expenses and other current liabilities	57,065	54,660
Deferred revenue, current portion	25,674	6,209
Total current liabilities	95,612	74,533
Deferred rent, net of current portion	2,720	10,408
Deferred revenue, net of current portion	21,763	40,204
Contingent consideration, net of current portion	2,231	3,277
Financing lease obligation, net of current portion	154,749	120,140
Other non-current liabilities	60	120
Total liabilities	277,135	248,682
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 49,406 and 40,691 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	494	407
Additional paid-in capital	2,540,951	1,447,856
Accumulated other comprehensive loss	(4,205)	(1,149)
Accumulated deficit	(913,808)	(577,674)
Total stockholders' equity	1,623,432	869,440
Total liabilities and stockholders' equity	$1,900,567	$1,118,122

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Collaboration revenue	$22,207	$6,155	$14,079
License and royalty revenue	13,220	—	—
Total revenues	35,427	6,155	14,079
Operating expenses:
Research and development	273,040	204,775	134,038
General and administrative	93,550	65,119	46,209
Cost of license and royalty revenue	1,527	—	—
Change in fair value of contingent consideration	(525)	4,091	2,869
Total operating expenses	367,592	273,985	183,116
Loss from operations	(332,165)	(267,830)	(169,037)
Interest (expense) income, net	(2,001)	3,782	1,591
Other (expense) income, net	(1,267)	(71)	723
Loss before income taxes	(335,433)	(264,119)	(166,723)
Income tax (expense) benefit	(210)	612	(60)
Net loss	$(335,643)	$(263,507)	$(166,783)
Net loss per share - basic and diluted	$(7.71)	$(7.07)	$(4.81)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	43,535	37,284	34,669
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax expense of $0.0, $0.6 and $0.0 million for the years ended December 31, 2017, 2016 and 2015, respectively	(3,056)	1,142	(2,220)
Total other comprehensive income (loss)	(3,056)	1,142	(2,220)
Comprehensive loss	$(338,699)	$(262,365)	$(169,003)

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2014	32,340	$323	$638,389	$(71)	$(147,384)	$491,257
Vesting of restricted stock units	62	1	(1)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $22,753	2,941	29	477,218	—	—	477,247
Issuance of common stock to Pregenen equityholders	94	1	(1)	—	—	—
Exercise of common stock warrants	164	2	(2)	—	—	—
Exercise of stock options	1,282	13	9,370	—	—	9,383
Purchase of common stock under ESPP	11	—	492	—	—	492
Stock-based compensation	—	—	41,120	—	—	41,120
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(2,220)	—	(2,220)
Net loss	—	—	—	—	(166,783)	(166,783)
Balances at December 31, 2015	36,894	$369	$1,166,585	$(2,291)	$(314,167)	$850,496
Vesting of restricted stock units	113	1	(1)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $15,269	3,289	33	234,698	—	—	234,731
Exercise of stock options	377	4	6,141	—	—	6,145
Purchase of common stock under ESPP	18	—	677	—	—	677
Stock-based compensation	—	—	39,756	—	—	39,756
Unrealized gain on available-for-sale securities, net of tax	—	—	—	1,142	—	1,142
Net loss	—	—	—	—	(263,507)	(263,507)
Balances at December 31, 2016	40,691	$407	$1,447,856	$(1,149)	$(577,674)	$869,440
Retroactive adjustment to beginning accumulated deficit and additional paid-in capital resulting from adoption of ASU 2016-09	—	—	491	—	(491)	—
Vesting of restricted stock units	88	1	(1)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $53,487	7,625	76	1,006,494	—	—	1,006,570
Exercise of stock options	981	10	31,676	—	—	31,686
Purchase of common stock under ESPP	21	—	1,153	—	—	1,153
Stock-based compensation			53,282	—	—	53,282
Other comprehensive loss	—	—	—	(3,056)	—	(3,056)
Net loss	—	—	—	—	(335,643)	(335,643)
Balances at December 31, 2017	49,406	$494	$2,540,951	$(4,205)	$(913,808)	$1,623,432

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(335,643)	$(263,507)	$(166,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	(2,189)	2,675	2,344
Depreciation and amortization	13,538	9,648	7,419
Stock-based compensation expense	53,282	39,756	41,120
Other non-cash items	3,153	2,825	1,513
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(20,092)	(14,318)	(6,847)
Accounts payable	526	6,658	2,541
Accrued expenses and other liabilities	5,406	20,889	9,423
Deferred revenue	1,024	4,565	11,171
Deferred rent	442	1,162	(330)
Net cash used in operating activities	(280,553)	(189,647)	(98,429)
Cash flows from investing activities:
Restricted cash	627	(4,379)	(8,816)
Purchase of property, plant and equipment, including assets under financing lease obligation	(62,242)	(28,029)	(7,055)
Purchases of marketable securities	(686,204)	(348,225)	(755,175)
Proceeds from maturities of marketable securities	431,816	443,364	199,179
Net cash (used in) provided by investing activities	(316,003)	62,731	(571,867)
Cash flows from financing activities:
Cash paid for contingent purchase price consideration	(1,074)	(2,025)	(453)
Reimbursement of assets under financing lease obligation	38,021	1,663	—
Payments on financing lease obligation	(574)	—	—
Proceeds from public offering of common stock, net of issuance costs	1,006,570	234,962	477,064
Proceeds from issuance of common stock	33,231	6,934	10,109
Net cash provided by financing activities	1,076,174	241,534	486,720
Increase (decrease) in cash and cash equivalents	479,618	114,618	(183,576)
Cash and cash equivalents at beginning of year	278,887	164,269	347,845
Cash and cash equivalents at end of year	$758,505	$278,887	$164,269
Supplemental cash flow disclosures:
Cash paid for interest in connection with financing lease obligation	$11,411	$ —	$ —
Supplemental cash flow disclosures from investing and financing activities:
Assets acquired under financing lease obligation	$3,271	$48,034	$61,901
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,566	$6,363	$2,089
Tenant improvements under financing lease included in tenant improvements receivable	$3,112	$8,542	$ —

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2017, 2016 and 2015

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

As of December 31, 2017, the Company had cash, cash equivalents and marketable securities of $1.6 billion. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects its cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months.

2. Summary of significant accounting policies and basis of presentation

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Certain aggregations of prior year amounts have been made to conform to current year presentation.  In the prior year balance sheet, tenant improvements receivable, prepaid expenses and restricted cash and other current assets are included within prepaid expenses and other current assets. In the prior year statements of operations and comprehensive loss, interest (expense) income, net and other (expense) income, net are aggregated.  Additionally, the Company has combined in the statements of cash flows the purchase of property and equipment and tenant improvements.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, among others: fair value estimates used to assess potential impairment of long-lived assets, including goodwill and intangible assets, financing lease obligations, contingent consideration, stock-based compensation expense, accrued expenses, revenue and income taxes.

Foreign currency translation

The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income

(loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in other (expense) income, net in the results of operations.

Segment information

The Company operates in a single segment, focusing on the development of potentially transformative gene therapies for severe genetic diseases and cancer.  Consistent with its operational structure, its chief operating decision maker manages and allocates resources at a global, consolidated level. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting, consistent with our management reporting.  All material long-lived assets of the Company reside in the United States.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original final maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents comprise funds in cash, money market accounts, and federally insured deposits. Cash equivalents are reported at fair value.

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current. Available-for-sale securities are maintained by investment managers and consist of U.S. Treasury securities, U.S. government agency securities, and certificates of deposit. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other (expense) income, net.

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

Concentrations of credit risk and off-balance sheet risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s available-for-sale investments primarily consist of U.S. Treasury securities, U.S. government agency securities and certificates of deposit, and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA+/Aa1 rated, thereby reducing credit risk exposure.

Fair value of financial instruments

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements

Level 1—Fair values are determined utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2—Fair values are determined utilizing quoted prices for identical or similar assets or liabilities in active markets or other market observable inputs such as interest rates, yield curves and foreign currency spot rates.

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Items measured at fair value on a recurring basis include marketable securities (Note 3 and Note 4) and contingent consideration (Note 4). The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term nature.

Business combinations

Business combinations are accounted for using the acquisition method of accounting. Using this method, the tangible and intangible assets acquired and the liabilities assumed are recorded as of the acquisition date at their respective fair values. The Company evaluates a business as an integrated set of activities and assets that is capable of being managed for the purpose of providing a return in the form of dividends, lower costs or other economic benefits and consists of inputs and processes that provide or have the ability to provide outputs. In an acquisition of a business, the excess of the fair value of the consideration transferred over the fair value of the net assets acquired is recorded as goodwill. In an acquisition of net assets that does not constitute a business, no goodwill is recognized.

The consolidated financial statements include the results of operations of an acquired business after the completion of the acquisition. See Note 4, “Fair value measurements,” for additional information.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company has not recognized any impairment charges related to goodwill to date.

Intangible assets

Intangible assets consist of acquired core technology with finite lives. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives and periodically reviews for impairment.

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

Property, plant and equipment

Property, plant and equipment is stated at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset	Estimated useful life
Building	40 years
Computer equipment and software	3 years
Furniture and fixtures	2-5 years
Laboratory equipment	2-5 years
Leasehold improvements	Shorter of the useful life or remaining lease term

The Company records certain estimated costs incurred and reported by a landlord as an asset and corresponding financing lease obligation on the consolidated balance sheets. See Note 8, “Commitments and contingencies,” for additional information.

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

Financing lease obligation

Beginning in 2015 and through construction completion in 2017, the Company recorded certain estimated construction costs incurred and reported to the Company by the landlord for its 60 Binney Street location as an asset and corresponding financing lease obligation on the consolidated balance sheets because it was deemed to be the owner of the building during the construction period for accounting purposes. Any costs incurred by the Company that have been reimbursed by the landlord or that qualify for reimbursement by the landlord are recorded as an asset and financing lease obligation. Any incremental costs incurred directly by the Company that do not qualify for reimbursement by the landlord are also capitalized. In each reporting period, the landlord estimates and reports to the Company any costs incurred to date related to its portion of the building using allocation estimates. During construction, the Company periodically met with the landlord and its construction manager to review these estimates and observe construction progress before recording such amounts.  Upon completion of the construction of the building in the first quarter of 2017, the Company evaluated the lease and determined that it did not meet the criteria for “sale-leaseback” treatment. Accordingly, the Company is depreciating the building over 40 years and incurring interest expense in its consolidated statement of operations and comprehensive loss related to the financing lease obligation recorded on its consolidated balance sheet. The Company bifurcates its lease payments pursuant to the lease into (i) a portion that is allocated to the financing obligation related to the building and (ii) a portion that is allocated to the land on which the building was constructed. The portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced in September 2015 and is recorded on a straight-line basis over the initial lease term. See Note 8, “Commitments and contingencies,” for additional information.

Revenue recognition

The Company has primarily generated revenue through collaboration arrangements and out-licensing arrangements including royalties on net sales of products to licensees or sublicensees.

Collaboration revenue

As of December 31, 2017, the Company’s collaboration revenue is generated exclusively from its collaboration arrangement with Celgene Corporation (“Celgene”), which was originally entered into in March 2013 and was subsequently amended in June 2015 (the “Amended Collaboration Agreement”), as further described in Note 10.

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities.  This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements that are deemed to be within the scope of ASC 808, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 605, Revenue Recognition (“ASC 605”).

For those elements of the arrangement that are accounted for pursuant to ASC 605, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred or services have been rendered
•	The seller’s price to the buyer is fixed or determinable
•	Collectability is reasonably assured

When a collaboration arrangement has multiple-elements accounted for under ASC 605, the Company determines whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a combined unit of accounting. This evaluation involves subjective determinations and requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. In assessing whether an item has standalone value, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

Arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method and the applicable revenue recognition criteria are applied to determine the appropriate period and pattern of recognition. The Company determines the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, the Company determines the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. The Company typically uses BESP to estimate the selling price, since it generally does not have VSOE or TPE of selling price for its units of accounting. Determining the BESP for a unit of accounting requires significant judgment. In developing the BESP for a unit of accounting, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the BESP for units of accounting by evaluating whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration between multiple units of accounting.

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

The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria are satisfied. The Company will recognize arrangement consideration attributed to licenses that have standalone value as revenue upon delivery. When arrangement consideration attributed to licenses do not have standalone value, the Company will recognize revenue over the Company’s estimated performance period of the combined deliverable.  For elements of the arrangement that are recognized over time, and there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, the Company recognizes revenue on a straight-line basis over the period the Company is expected to complete its performance obligations. Conversely, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognizes revenue under the arrangement using the proportional performance method.

For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 605.  Amounts that are owed to collaboration partners are recognized as an offset to collaboration revenues as such amounts are incurred by the collaboration partner.  Where amounts owed to a collaboration partner exceed the Company’s collaboration revenues in each quarterly period, such amounts are classified as research and development expense.

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

The Company recognizes royalty revenue generated under collaboration arrangements in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations.

License and royalty revenue

The terms of the Company’s license agreements include delivery of an intellectual property license or the performance of research and development activities. The Company does not have any material license arrangements that contain multiple deliverables. The Company is compensated under license arrangements through nonrefundable up-front payments, milestones, and future royalties on net product sales. Nonrefundable license fees are recognized as revenue upon delivery provided there are no undelivered elements in the arrangement.

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

Research and development expenses

Research and development costs are charged to expense as costs are incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical study and related clinical manufacturing costs, contract services and other related costs. Research and development costs, including up-front fees and milestones paid to collaborators, are also expensed as incurred. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants, or other clinical trial vendors that perform the activities.  The Company recognizes the reimbursement associated with collaborative activities to its collaborative partners as research and development expense in the period the services are provided.

Cost of license and royalty revenue

Cost of license and royalty revenue represents expense associated with amounts owed to third parties as a result of revenue recognized under the Company’s out-license arrangements.

Stock-based compensation

The Company’s share-based compensation programs grant awards that have included stock options, restricted stock units, restricted stock awards, and shares issued under its employee stock purchase plan.  Grants are awarded to employees, including directors, and non-employees.

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

The Company estimates the fair value of its option awards to employees and directors using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of complete company-specific historical and implied volatility data for the full expected term of the stock-based awards, the Company bases its estimate of expected volatility on a representative group of publicly traded companies in addition to its own volatility data. For these analyses, the Company selected companies with comparable characteristics to its own, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay dividends in the foreseeable future.

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

Interest (expense) income, net

Interest (expense) income, net consists primarily of interest expense on the Company’s 60 Binney Street financing lease obligation and interest income earned on investments, net of amortization of premium and accretion of discount.  Interest income was approximately $9.5 million, $3.8 million, and $1.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.  Interest expense was $11.4 million for the year ended December 31, 2017.  Please refer to Note 8, “Commitments and contingencies,” for further discussion of interest expense incurred on the 60 Binney Street lease.

Other (expense) income, net

Other (expense) income, net consists primarily of gains and losses on the disposal of fixed assets, realized gains and losses on investments, and gains and losses on foreign currency transactions and remeasurement.

Net loss per share

Basic net loss per share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period, including any dilutive effect from outstanding stock options, unvested restricted stock, restricted stock units, and employee stock purchase plan stock using the treasury stock method. Given that the Company recorded a net loss for each of the periods presented, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and are, therefore, excluded from the diluted net loss per share calculation.

The Company follows the two-class method when computing net loss per share in periods when issued shares that meet the definition of participating securities are outstanding. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to received dividends as if all income for the period had been distributed. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders when participating securities are outstanding, losses are not allocated to the participating securities.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2017 and 2016, the Company does not have any significant uncertain tax positions.

Comprehensive loss

Comprehensive loss is composed of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on marketable securities and foreign currency translation adjustments.

Recent accounting pronouncements

Recently adopted

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies share-based payment accounting through a variety of amendments. Upon adoption, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the statement of operations and comprehensive loss. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company adopted this standard effective January 1, 2017 and applied the modified retrospective adoption approach beginning in 2017, and therefore prior periods have not been adjusted. The adoption impacted the income tax footnote disclosure and did not have a material impact on the Company’s consolidated financial statements. The Company recognizes excess tax benefits regardless of whether or not the benefit reduces taxes payable in the current period. As a result, the Company established a net operating loss deferred tax asset of $76.7 million to account for prior period excess tax benefits through retained earnings, however an offsetting valuation allowance of $76.7 million was also established through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, and as a result there was no impact on the Company’s consolidated financial statements. The Company also elected to account for forfeitures as they occur, and recorded a cumulative catch up of $0.5 million within additional paid-in capital and retained earnings upon adoption in the first quarter of 2017.

Not yet adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective on January 1, 2018 and earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASC 606 allows for either a full retrospective adoption, in which the standard is applied to all of the periods presented, or a modified retrospective approach, in which the standard is applied to the most current period presented in the financial statements. The Company expects to adopt this standard using the modified retrospective approach.  The revenue generated in the year ended December 31, 2017 relates to the Company’s collaboration arrangement with Celgene and the Company’s out-licensing arrangements. The Company is continuing to assess the potential impact that ASC 606 may have on its financial position and results of operations as it relates to the Celgene arrangement.  The Company expects that certain of its accounting conclusions will require further judgment, including, but not limited to, (1) the evaluation of variable consideration, and in particular, milestone payments due from Celgene as the inclusion of milestone payments in the transaction price could accelerate revenue recognized under ASC 606 compared to ASC 605, (2) allocation of variable consideration to one or more performance obligations, (3) evaluation of whether a significant financing component is present, and (4) determination of the revenue recognition method for services performed under the arrangement.  As the Company is still in the process of completing its assessment of the Celgene arrangement, an estimate of the potential impact has not yet been made.  The Company will complete its assessment in the first quarter of 2018.  The Company has substantially completed its assessment of the ASC 606 impact on its two out-licensing arrangements and does not expect the adoption of ASC 606 to have a material impact on its financial position and results of operations when applied to its out-licensing arrangements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of contingent consideration payments made after a business combination, the clarification of restricted cash, and several clarifications not currently applicable to the Company. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The new standard will be effective for the Company on January 1, 2018. The Company is continuing to assess the impact that adoption of this standard is expected to have on the Company’s consolidated statements of cash flows upon adoption.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective January 1, 2018 and early adoption is permitted. As of December 31, 2017, the Company has not elected to early adopt this guidance, but expects the adoption to have an impact on its consolidated statement of cash flows as, upon adoption, it will include the Company’s restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (“Topic 718”): Scope Modification Accounting.  The new standard is intended to reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award.  The new standard will be effective beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

3. Marketable securities

The following table summarizes the available-for-sale securities held at December 31, 2017 and 2016 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017
U.S. government agency securities and treasuries	$841,895	$—	$(3,579)	$838,316
Certificates of deposit	17,480	1	—	17,481
Total	$859,375	$1	$(3,579)	$855,797
December 31, 2016
U.S. government agency securities and treasuries	$600,001	$34	$(575)	$599,460
Certificates of deposit	6,480	6	(3)	6,483
Total	$606,481	$40	$(578)	$605,943

No available-for-sale securities held as of December 31, 2017 or 2016 had remaining maturities greater than three years.

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2017
Assets:
Cash and cash equivalents	$758,505	$758,505	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	838,316	—	838,316	—
Certificates of deposit	17,481	—	17,481	—
Total assets	$1,614,302	$758,505	$855,797	$—
Liabilities:
Contingent consideration	$2,231	$—	$—	$2,231
Total liabilities	$2,231	$—	$—	$2,231
December 31, 2016
Assets:
Cash and cash equivalents	$278,887	$278,887	$—	$—
Marketable securities:
U.S. government agency securities	599,460	—	599,460	—
Certificates of deposit	6,483	—	6,483	—
Total assets	$884,830	$278,887	$605,943	$—
Liabilities:
Contingent consideration	$7,756	$—	$—	$7,756
Total liabilities	$7,756	$—	$—	$7,756

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2017, cash and cash equivalents comprise funds in cash and money market accounts. As of December 31, 2016, cash and cash equivalents comprise funds in cash, money market accounts, and federally insured deposits.

Marketable securities

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2017 and 2016, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale marketable securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2017 or 2016, and as a result, the Company did not reclassify any amount out of accumulated other comprehensive loss for the same periods.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2017 and 2016 was $704.1 million and $376.1 million, respectively. As of December 31, 2017 and 2016, there were $134.4 million and $95.5 million in securities held by the Company in an unrealized loss position for more than twelve months, respectively.  The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2017 and 2016.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2021 to 2028 and discount rates ranging from 19.0% to 20.0%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in these other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations which include Level 3 inputs (in thousands):

	Year ended December 31,
	2017	2016
Beginning balance	$7,756	$8,665
Additions	—	—
Changes in fair value	(525)	4,091
Payments	(5,000)	(5,000)
Ending balance	$2,231	$7,756

A $5.0 million preclinical milestone was achieved and paid to the former equityholders of Pregenen in each of the years ended December 31, 2017 and 2016.  As of December 31, 2017, the remaining $2.2 million contingent consideration obligation is reflected as a non-current liability in the consolidated balance sheet.  As of December 31, 2016, $4.5 million and $3.3 million of the fair value of the Company’s total contingent consideration obligation was reflected as components of accrued expenses and other current liabilities and as a non-current liability, respectively, within the consolidated balance sheet. Please refer to Note 8, “Commitments and contingencies,” for further information.

5. Property, plant and equipment, net

Property, plant and equipment, net, consists of the following (in thousands):

	As of December 31,
	2017	2016
Land	$1,210	$—
Building	164,414	—
Computer equipment and software	5,134	1,655
Office equipment	4,478	1,427
Laboratory equipment	24,914	16,305
Leasehold improvements	116	13,697
Construction-in-progress	15,189	136,315
Total property, plant and equipment	215,455	169,399
Less accumulated depreciation and amortization	(15,849)	(12,444)
Property, plant and equipment, net	$199,606	$156,955

In November 2017, the Company acquired a manufacturing facility, which is in the process of construction, in Durham, North Carolina for the future manufacture of lentiviral vector for the Company’s gene and cell therapies.  Construction-in-progress as of December 31, 2017 includes $12.9 million related to the North Carolina manufacturing facility.

As of December 31, 2017, total property, plant and equipment includes $164.4 million related to the Company’s headquarters at 60 Binney Street in Cambridge, Massachusetts, of which $156.0 was incurred by the landlord.  Construction-in-progress as of December 31, 2016 includes $126.9 million related to the construction of the Company’s headquarters at 60 Binney Street in Cambridge, Massachusetts.

Depreciation and amortization expense related to property, plant and equipment was $9.8 million, $5.9 million, and $3.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. Please refer to Note 8, “Commitments and contingencies,” for further information.

6. Restricted cash

As of December 31, 2017, the Company maintained letters of credit of $13.8 million which are required to be collateralized with a bank account at a financial institution in accordance with the Company’s 60 Binney Street Lease agreement. As of December 31, 2016, the Company maintained letters of credit of $14.4 million which were required to be collateralized with a bank account at a financial institution in accordance with the Company’s current and prior headquarters’ lease agreements. Subject to the terms of the 60 Binney Street Lease agreement and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease by $1.5 million on the fourth, fifth and sixth anniversaries of the date the Company occupies the building.

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2017	2016
Employee compensation	$19,657	$11,296
Accrued goods and services	29,533	34,275
Accrued license and milestone fees	4,584	2,464
Accrued professional fees	1,402	1,492
Financing lease obligation, current portion	1,051	—
Contingent consideration, current portion	—	4,479
Other	838	654
Total accrued expenses and other current liabilities	$57,065	$54,660

8. Commitments and contingencies

Operating lease commitments

On June 3, 2013, the Company entered into a nine-year building lease for approximately 43,600 square feet of space located at 150 Second Street, Cambridge, Massachusetts, which commenced in December 2013. This lease was amended in June 2014 to add approximately 9,900 additional square feet. The lease originally had monthly lease payments of $0.2 million for the first 12 months, which increased to $0.3 million per month beginning in December 2014 due to the lease amendment, with annual rent escalations thereafter. Rent expense was recognized on a straight-line basis over the term of the lease through April 2017. The lease provided a contribution from the landlord towards the initial build-out of the space of up to $7.8 million. The Company capitalized the leasehold improvements as property, plant and equipment and recorded the landlord incentive payments received as deferred rent and amortized these amounts as reductions to rent expense over the lease term. In addition, in accordance with the lease, the Company entered into a cash-collateralized irrevocable standby letter of credit in the amount of $1.3 million, naming the landlord as beneficiary, which had a balance of $0.6 million as of December 31, 2016. On September 30, 2016, the Company entered into an Assignment and Assumption of Lease (“Assignment”) relating to this lease. Under the Assignment, the Company assigned all of its rights, interests, obligations and responsibilities under the lease, effective May 1, 2017.  Accordingly, $8.3 million of tenant improvement assets were disposed and $8.0 million of non-current deferred rent was removed from the consolidated balance sheets as of December 31, 2017, with the resulting loss of $0.3 million recorded within the consolidated statement of operations and comprehensive loss during the year ended December 31, 2017. The $0.6 million letter of credit was also released during the year ended December 31, 2017.

On June 29, 2015, the Company entered into a lease agreement for additional office space located at 215 First Street, Cambridge, Massachusetts.  Under the terms of the lease, the Company leased approximately 15,120 square feet starting on July 13, 2015 for $0.5 million per year in base rent, which was subject to a 3% annual rent increase plus certain operating expenses and taxes. The lease term was until August 31, 2020, and included early termination provisions that could allow the Company to terminate the lease without penalty at the end of the 20th full calendar month following the delivery of the premises if the Company met certain conditions specified within the lease.  Under the terms of the lease, the Company also leased an additional 8,075 square feet of office space in the same premises starting on January 1, 2016 for an additional $0.3 million per year in base rent, which was subject to a 3% annual rent increase plus certain operating expenses and taxes. The Company terminated this lease effective April 12, 2017.

On June 3, 2016, the Company entered into a strategic manufacturing agreement for the future commercial production of the Company’s Lenti-D and LentiGlobin product candidates with a contract manufacturing organization. Under this 12 year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, the Company is required to pay $12.5 million upon the achievement of certain contractual milestones, and may pay up to $8.0 million in additional contractual milestones if the Company elects its option to lease additional suites. The Company paid $5.0 million for the achievement of the first and second contractual milestones during 2016 and paid the third milestone of $3.0 million during the first quarter of 2017.  Additionally, the fourth milestone of $2.5 million was achieved in the fourth quarter of 2017 and is reflected as a component of accrued expenses and other current liabilities within the consolidated balance sheet at December 31, 2017. Following construction completion, the Company will pay $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites. The Company estimates completion will occur in 2018. The Company may terminate this agreement any time after upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. The Company concluded that this agreement contains an embedded lease as the suites are designated for the Company’s exclusive use during the term of the agreement. The Company concluded that it is not the deemed owner during construction nor is it a capital lease under ASC 840-10, Leases – Overall. As a result, the Company accounts for the agreement as an operating lease and expenses the rental payments on a straight-line basis over the term of the embedded lease.

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

60 Binney Street Lease commitments

On September 21, 2015, the Company entered into a lease agreement for office and laboratory space located in a building (the “Building”) at 60 Binney Street, Cambridge, Massachusetts (the “60 Binney Street Lease”) to become its new corporate headquarters.  Under the terms of the 60 Binney Street Lease, starting on October 1, 2016, the Company leases approximately 253,108 square feet of office and laboratory space at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes. The Company also executed a $9.2 million letter of credit upon signing the 60 Binney Street Lease, which was required to be collateralized with a bank account at a financial institution in accordance with the 60 Binney Street Lease agreement. This letter of credit was increased to $13.8 million during the third quarter of 2016 as required under the terms of the lease. Subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease back to $9.2 million over time. The 60 Binney Street Lease will continue until March 31, 2027.  Pursuant to a work letter entered into in connection with the 60 Binney Street Lease, the landlord will contribute an aggregate of $42.4 million toward the cost of construction and tenant improvements for the Building. The purpose of the 60 Binney Street Lease was to replace the Company’s previously leased premises at 150 Second Street and 215 First Street in Cambridge, Massachusetts, both of which were fully exited in the first half of 2017. The Company has the option to extend the 60 Binney Street Lease for two successive five-year terms.  The Company occupied the Building beginning on March 27, 2017.

Because the Company is involved in the construction project, including having responsibility to pay for a portion of the costs of finish work and mechanical, electrical, and plumbing elements of the Building, among other items, the Company is deemed for accounting purposes to be the owner of the Building during the construction period. Accordingly, construction costs that have been incurred by the landlord directly or indirectly through reimbursement to the Company as part of its tenant improvement allowance have been recorded as an asset in “Property, plant and equipment, net” with a related financing obligation in “Accrued expenses and other current liabilities” and “Financing lease obligation, net of current portion” on the Company’s consolidated balance sheets. Tenant improvement costs that are reimbursable by the landlord and have not yet been paid to the Company are recorded in “Tenant improvements receivable” on the Company’s consolidated balance sheets. Tenant improvement costs that are not reimbursable by the landlord are recorded in “Property, plant and equipment, net” on the Company’s consolidated balance sheets.

The Company evaluated the 60 Binney Street Lease upon occupancy on March 27, 2017 and determined that the 60 Binney Street Lease did not meet the criteria for “sale-leaseback” treatment. This determination was based on, among other things, the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Accordingly, upon occupancy, the Company commenced depreciating the portion of the building in service over a useful life of 40 years and incurred interest expense related to the financing obligation of $11.4 million for the year ended December 31, 2017.  The Company made $0.6 million in principal payments, which are included in operating expense, for the year ended December 31, 2017.

The Company bifurcates its lease payments pursuant to the 60 Binney Street Lease into (i) a portion that is allocated to the Building and (ii) a portion that is allocated to the land on which the Building is located, which is recorded as rental expense. The Company began making lease payments pursuant to the 60 Binney Street Lease in March 2017.  The portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the 60 Binney Street Lease in September 2015. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $1.9 million, $1.9 million, and $0.5 million of rental expense attributable to the land, respectively.

As of December 31, 2017, future minimum commitments under the 60 Binney Street Lease and facility operating leases were as follows (in thousands):

Years Ended December 31,	60 Binney Street Lease	Other Operating Leases (1)	Total Lease Commitments
2018	$18,647	$13,941	$32,588
2019	18,974	11,491	30,465
2020	19,306	11,521	30,827
2021	19,642	11,551	31,193
2022	19,987	5,365	25,352
2023 and thereafter	88,888	27,625	116,513
Total minimum lease payments	$185,444	$81,494	$266,938

(1)	Includes the lease of the Company’s lab and office space in Seattle, Washington and two embedded operating leases at contract manufacturing organizations.

For the 60 Binney Street Lease, the table above sets forth the future minimum rental payments that the Company is obligated to pay, including amounts reflected on the consolidated balance sheet as part of the balance under the caption “Accrued expenses and other current liabilities” and “Financing lease obligation, net of current portion.” The Company commenced rental payments in April 2017.

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all leases, including additional rent charges for utilities, parking, maintenance, and real estate taxes, and including rental expense attributable to the 60 Binney Street Lease land was $9.0 million, $8.3 million, and $5.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Contingent consideration related to business combinations

On June 30, 2014, the Company acquired Pregenen. During 2017, one milestone under the Stock Purchase Agreement was achieved, which resulted in a $5.0 million payment to the former equityholders of Pregenen during 2017. During 2016, two milestones were achieved, which resulted in a $5.0 million payment to the former equityholders of Pregenen. The Company may be required to make up to an additional $120.0 million in remaining future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain clinical and commercial milestones related to the Pregenen technology, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. See Note 4, “Fair value measurements” for additional information.

Other funding commitments

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at December 31, 2017 and December 31, 2016 or royalties on future sales of specified products.  Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement.  In each of 2018 and 2019, the Company expects to make payments of approximately $12.0 million under an agreement with a contract manufacturer.

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

9. Common stock and preferred stock

The Company is authorized to issue 125,000,000 shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption or conversion rights. As of December 31, 2017 and 2016, the Company had 49,406,011 and 40,691,904 shares of common stock issued and outstanding, respectively.

In June 2015, the Company sold 2,941,176, shares of common stock through an underwritten public offering at a price of $170.00 per share for aggregate net proceeds of $477.2 million.  In December 2016, the Company sold 3,289,473 shares of common stock through an underwritten public offering at a price of $76.00 per share for aggregate net proceeds of $234.7 million.  On June 27, 2017, the Company sold 4,381,500 shares of common stock (inclusive of 571,500 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $105.00 per share for aggregate net proceeds of $436.8 million. On December 15, 2017, the Company sold 3,243,244 shares of common stock (excluding any shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $185.00 per share for aggregate net proceeds of $569.8 million.  In January 2018, the Company sold 277,109 shares of common stock pursuant to the partial exercise of an overallotment option granted to the underwriters in connection with the December 2017 underwritten public offering at a price of $185.00 per share for aggregate net proceeds of $48.6 million.

The Company is authorized to issue 5,000,000 shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2017 and 2016, the Company had no shares of preferred stock issued or outstanding.

Reserved for future issuance

The Company has reserved for future issuance the following number of shares of common stock (in thousands):

	As of December 31,
	2017	2016
Options to purchase common stock	3,755	3,735
Restricted stock units	477	263
2013 Stock Option and Incentive Plan	1,550	1,226
2013 Employee Stock Purchase Plan	188	209
	5,970	5,433

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

On a product candidate-by-product candidate basis, up through a specified period following enrollment of the first patient in an initial Phase I clinical study for such product candidate (the “Option Period”), the Company has granted Celgene an option to obtain an exclusive worldwide license to develop and commercialize such product. In the event that Celgene exercises its option with respect to any product candidate, the Company may elect to co-develop and co-promote the product candidate in the United States, provided that, if the Company does not exercise its option to co-develop and co-promote the first product candidate in-licensed by Celgene under the Amended Collaboration Agreement, then the Company will not be permitted to exercise its option to co-develop and co-promote any future product candidates under the Amended Collaboration Agreement. If Celgene elects to exercise its option to exclusively in-license a product candidate, it must pay the Company an option fee in the amount of $10.0 million for the first product candidate and $15.0 million for any additional product candidates.

bb2121 License Agreement

On February 10, 2016, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb2121, the first product candidate under the Amended Collaboration Agreement, pursuant to an executed license agreement (“bb2121 License Agreement”) entered into by the parties on February 16, 2016 and paid the associated $10.0 million option fee. Pursuant to the bb2121 License Agreement, Celgene is responsible for development and related funding of bb2121 after the substantial completion of the on-going Phase I clinical trial.  The Company is responsible for the manufacture of vector and associated payload throughout development and commercialization, which is fully reimbursed by Celgene, and Celgene is responsible for the manufacture of drug product throughout development and commercialization.

The Company may elect to co-develop and co-promote bb2121 within the United States, which it currently expects to elect.  The Company’s election to co-develop and co-promote bb2121 must be made by the substantial completion of the ongoing Phase I trial of bb2121.  If elected, the responsibilities of the parties remain largely unchanged, however, the Company will share equally in all costs relating to developing, commercializing and manufacturing bb2121 within the United States and has the right to participate in the development and promotion of bb2121 in the United States. Under this scenario, the Company may receive, per product, up to $10.0 million in clinical milestone payments and, outside of the United States, up to $54.0 million in regulatory milestone payments, and up to $36.0 million in commercial milestone payments. In addition, to the extent bb2121 is commercialized, the Company would be entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the United States, subject to certain reductions.

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

bb21217 License Agreement

On September 22, 2017, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, the second product candidate under the Amended Collaboration Agreement, pursuant to an executed license agreement (“bb21217 License Agreement”) entered into by the parties on September 28, 2017 and paid the associated $15.0 million option fee.  Pursuant to the license agreement, Celgene is responsible for development and related funding of bb21217 after the substantial completion of the on-going Phase I clinical trial.  The Company is responsible for the manufacture of vector and associated payload throughout development and commercialization, which is fully reimbursed by Celgene, and Celgene is responsible for the manufacture of drug product throughout development and commercialization.

The Company may elect to exercise its option to co-develop and co-promote bb21217 within the United States. The Company’s election to co-develop and co-promote bb21217 must be made by the substantial completion of the ongoing Phase I trial of bb21217.  If elected, responsibilities of the parties remain unchanged, however, the Company will share equally in all costs relating to developing, commercializing and manufacturing bb21217 within the United States and has the right to participate in the development and promotion of bb21217 in the United States.  Under this scenario, the Company may receive, per product, up to $10.0 million in clinical milestone payments and, outside of the United States, up to $54.0 million in regulatory milestone payments, and up to $36.0 million in commercial milestone payments. In addition, to the extent bb21217 is commercialized, the Company would be entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the United States, subject to certain reductions.

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

Accounting Analysis – bb2121

Upon execution of the Amended Collaboration Agreement, the Company concluded the arrangement contained the following deliverables: (i) research and development services, (ii) participation on the JSC, (iii) participation on the patent committee, (iv) a license to the first product candidate, bb2121, (v) manufacture of vectors and associated payload for incorporation into bb2121, under the license, and (vi) participation on the JGC under the co-development and co-promotion agreement for bb2121.

The license to the first product candidate, bb2121, was considered a deliverable at the inception of the arrangement and therefore the associated option fee was included in allocable arrangement consideration as the Company believed there was minimal risk with regard to whether Celgene will exercise the option based on the successful completion of preclinical activities and proximity of enrollment of the first patient in an initial Phase I clinical study for this product candidate. The Company also determined that the obligation to manufacture, or have manufactured, supplies of vector and associated payload (hereafter referred to as vector manufacturing services) was a deliverable.

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

Upon execution of the Amended Collaboration Agreement in June 2015, the Company concluded that each of the three delivered elements at the inception of the agreement (research and development services, participation on the JSC and participation on the patent committee) had standalone value from the undelivered elements. Additionally, the Amended Collaboration Agreement does not include return rights related to the collaboration term. Accordingly, each deliverable qualified as a separate unit of accounting.

The Company determined that each of the delivered elements had the same period of performance (the three-year term through projected initial Phase I clinical study substantial completion) and the same pattern of revenue recognition, ratably over the period of performance as there was no other discernible pattern of recognition. The Company identified the allocable arrangement consideration as the $25.0 million up-front research and development funding payment, $10.0 million option fee for the first product candidate, bb2121, $20.0 million related to remaining deferred revenue from the original Collaboration Agreement, and $54.1 million related to the estimated amounts that will be received from Celgene for manufacturing services. The $109.0 million total allocable arrangement consideration was allocated based on the relative estimated selling price of the separate units of accounting at the inception of the amended agreement, resulting in $17.3 million allocated to the three delivered elements at the inception of the agreement, which will be recognized over a three year term.

The Company determined that each of the identified deliverables that qualify as a separate unit of accounting continue to have the same period of performance (the three year term through projected initial Phase I clinical study substantial completion) and the same pattern of revenue recognition, ratably over the period of performance as there is no other discernible pattern of recognition, and therefore there is no change in the recognition of $17.3 million allocated to these three elements.  These services continue to be recognized over a three-year term that began in June 2015.

However, the Company concluded that the license to bb2121 did not have standalone value from the vector manufacturing services, because the manufacturing is essential to the use of the license. Accordingly, these two deliverables qualify as a single combined unit of accounting. The Company is required to reassess its conclusions on standalone value of deliverables each period end.  As of December 31, 2017, the Company determined that there were no changes to its initial standalone value conclusion and that the bb2121 license agreement continues to not have standalone value from the manufacturing services. Accordingly, these two deliverables continue to qualify as a single combined unit of accounting.

Based on the likelihood and the Company’s intent to execute the co-development and co-promotion agreement for bb2121, the Company determined that the operating activities involved in the co-development and co-promotion of bb2121 in the U.S., which include the Company’s vector manufacturing services for U.S. development, participation on the JGC, and Celgene’s U.S. development efforts, are deemed to be within the scope of ASC 808 given that both parties are active participants in the activities and both parties are exposed to significant risks and rewards dependent on the commercial success of the activities.  The Company recognizes revenue for its U.S. manufacturing services by application of ASC 605 as it has deemed its vector manufacturing services to be essential to Celgene’s use of the license to bb2121 and therefore is a combined unit of accounting.  The portion of Celgene’s U.S. development costs that bluebird is responsible for are recognized as a reduction to its collaboration revenues, or, if in excess of such revenues in a given quarter, as research and development expense.

bb2121 research and development services

The Company recognized revenue related to bb2121 research and development services for Celgene of $6.2 million for each of the years ended December 31, 2017 and 2016.

bb2121 license and manufacturing services

Revenue recognition for the combined unit of accounting commenced during the first quarter of 2017 after the Company reached agreement with Celgene regarding the budget and timing for vector manufacturing services.  The Company recognizes revenue associated with the combined unit of accounting using the proportional performance method. In using this method, the Company estimated, through discussions with Celgene regarding their development plan for bb2121, the proportion of effort it incurred as a percentage of total effort it expects to incur and applied this ratio to the total estimated budget for bb2121 vector manufacturing services. In developing the total estimated budget, management assumed that the Company will exercise its option to co-develop and co-promote bb2121 and therefore is currently recognizing revenue related to 67.5% of worldwide development costs incurred, which represents the percentage the Company is contractually entitled to bill Celgene under the cost share provisions of the co-development and co-promotion agreement, upon its execution. The period of performance and recognition pattern will be revisited as the development plan changes or if other events impacting the deliverables occur.

The Company recognized $10.4 million of revenue related to the combined unit of accounting for its rest of world license and vector manufacturing services for the year ended December 31, 2017 in accordance with ASC 605. With respect to the combined unit of accounting for its U.S. license and vector manufacturing services accounted for in accordance with ASC 808, $4.9 million was recognized as revenue (representative of gross revenue of $10.5 million offset by approximately $5.6 million of cost reimbursement to Celgene) and $3.0 million was recognized as research and development expense for the year ended December 31, 2017. As noted above, revenue recognition for the combined unit of accounting commenced during the first quarter of 2017 and as such there was no revenue recognized related to the combined unit of accounting in 2016.  In the event the Company does not exercise its option to co-develop and co-promote bb2121, the Company expects to recognize the remaining 32.5% of worldwide development costs, as Celgene would be responsible for 100% of costs incurred, plus a markup. Actual costs could materially differ from these estimates, and management has applied significant judgment in the process of developing its budget estimates. Any changes to these estimates will be recognized in the period in which they change as a cumulative catch up.

The Company evaluated all milestones that may be received in connection with Celgene’s bb2121 license to determine if they were substantive in nature. All clinical and regulatory milestones that may be received under the bb2121 license agreement are considered substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. All commercial milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Accounting Analysis – bb21217

On September 22, 2017, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, the second optioned product candidate, pursuant to the bb21217 License Agreement entered into by the parties on September 28, 2017, and paid the associated $15.0 million option fee.

The Company’s bb21217 License Agreement with Celgene contains the following deliverables: (i) research and development services, (ii) a license to the second product candidate, bb21217, (iii) manufacture of vectors and associated payload for incorporation into bb21217, under the license, and (iv) participation on the JGC under the co-development and co-promotion agreement for bb21217.

Upon execution of the bb21217 License Agreement in September 2017, the Company concluded that the research and development services, which commenced at the inception of the arrangement, have standalone value from the license to bb21217 and manufacture of vectors and associated payload under the license (hereafter referred to as bb21217 vector manufacturing services).

However, the Company concluded that the license to bb21217 does not have standalone value from one of the undelivered elements, the bb21217 manufacturing services under the license, because the manufacturing is essential to the use of the license.  Accordingly, these two deliverables qualify as a single combined unit of accounting.

The Company determined that the period of performance of the research and development services was two years through projected initial Phase I clinical study substantial completion, and revenue will be recognized ratably over the period of performance as there was no other discernible pattern of recognition.

The Company identified the allocable arrangement consideration as the $15.0 million option fee for the second product candidate and $26.7 million related to the estimated amounts that will be received from Celgene for bb21217 vector manufacturing services. The $41.7 million total allocable arrangement consideration was allocated based on the relative estimated selling price of the separate units of accounting at the inception of the bb21217 License Agreement, resulting in $5.4 million allocated to the research and development services at the inception of the agreement, which will be recognized over an initial two-year term.  As of December 31, 2017, this will continue to be recognized over a two-year term that began in September 2017.

bb21217 research and development services

The Company recognized revenue related to research and development services of $0.7 million for the year ended December 31, 2017.  As noted above, revenue recognition for the bb21217 research and development services for Celgene commenced in September 2017 and as such there was no revenue recognized in 2016.

bb21217 license and manufacturing services

As of December 31, 2017, the manufacture of vectors and associated payload for bb21217 had not yet commenced.  Therefore, no revenue has been recognized for the combined unit of accounting for the year ended December 31, 2017. The Company currently expects that recognition may commence in 2018 but has classified deferred revenue associated with the combined unit of accounting as deferred revenue, net of current portion on its consolidated balance sheet given exact timing is currently unknown and the budget for such services has not yet been agreed to by the parties.

The Company evaluated all milestones that may be received in connection with Celgene’s bb21217 license to determine if they were substantive in nature. All clinical and regulatory milestones that may be received under the bb21217 license agreement are considered substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met. All commercial milestones will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Balance sheet impact

As of December 31, 2017 and December 31, 2016, there was $47.4 million and $46.4 million, respectively, of total deferred revenue related to the Company’s collaboration with Celgene, which is classified as current or non-current in the consolidated balance sheets.  As of December 31, 2017, total deferred revenue related to bb2121 is $32.6 million, of which $9.8 million is classified as non-

current.  As of December 31, 2017, total deferred revenue related to bb21217 is $14.8 million, of which $12.0 million is classified as non-current.

As of December 31, 2017, other current assets and receivables includes a $4.6 million receivable related to cost reimbursement from Celgene for bb2121 development costs incurred to date, net of costs incurred and billable by Celgene to the Company. There was no receivable from Celgene as of December 31, 2016.

Novartis Pharma AG

On April 26, 2017, the Company entered into a worldwide license agreement with Novartis. Under the terms of the agreement, Novartis non-exclusively licensed certain patent rights related to lentiviral vector technology to develop and commercialize CAR T cell therapies for oncology, including Kymriah (formerly known as CTL019), Novartis’s anti-CD19 CAR T therapy. At contract inception, financial terms of the agreement included a $7.5 million payment upon execution, $7.5 million of potential future milestone payments associated with regulatory approvals, and $1.1 million of payments for each subsequently licensed product, as well as low single digit royalty payments on net sales of covered products. At the date of contract inception, only one deliverable was identified and accordingly the entire nonrefundable license fee of $7.5 million was recognized as revenue given there were no other undelivered elements in the arrangement.

Given that there were no further deliverables identified in the contract, all regulatory milestones will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met.

In August 2017, Novartis received FDA approval for Kymriah and as a result the Company recognized revenue of $2.5 million as a result of the achievement of a related milestone.  During the year ended December 31, 2017, the Company recognized license revenue of $10.0 million in connection with this arrangement, as there were no other undelivered elements in the arrangement.  During the year ended December 31, 2017, the Company recognized royalty revenue of $0.1 million in connection with this arrangement. The cost of license revenue related to this agreement was $1.4 million for the year ended December 31, 2017.

GlaxoSmithKline Intellectual Property Development Limited

On April 28, 2017, the Company entered into a worldwide license agreement with GSK. Under the terms of the agreement, GSK non-exclusively licensed certain patent rights related to lentiviral vector technology to develop and commercialize gene therapies for Wiscott-Aldrich syndrome and metachromatic leukodystrophy, two rare genetic diseases. Financial terms of the agreement include a nonrefundable upfront payment of $3.0 million as well as $1.3 million of potential milestone payments for each marketing authorization for each indication in any country as well as low single digit royalties on net sales of covered products.  At the date of contract inception, only one deliverable was identified and accordingly the entire nonrefundable license fee of $3.0 million was recognized as revenue given there were no other undelivered elements in the arrangement.

Given that there were no further deliverables identified in the contract, all regulatory milestones will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met.

During the year ended December 31, 2017, the Company recognized revenue of $3.0 million associated with the delivery of the license, as there were no other undelivered elements in the arrangement.  The cost of license revenue related to this agreement was $0.1 million for the year ended December 31, 2017.

11. Intangible assets

On June 30, 2014, the Company completed its acquisition of Pregenen, a privately-held biotechnology company, upon which Pregenen became a wholly-owned subsidiary. As a result, the Company obtained gene editing and cell signaling technology with a broad range of potential therapeutic applications. The Company considered the intangible asset acquired to be developed technology, as at the date of the acquisition it could be used the way it was intended to be used in certain ongoing research and development activities. The gene editing platform intangible asset is being amortized to research and development expense over its expected useful life of approximately eight years from the date of the acquisition.

Amortization expense for the gene editing platform intangible asset was $3.8 million for each of the years ended December 31, 2017, 2016 and 2015, respectively, and accumulated amortization as of December 31, 2017 and 2016 was $13.2 million and $9.4 million, respectively. The intangible asset will continue to be amortized on a straightline basis over its remaining useful life of 4.5 years.

12. Stock-based compensation

On June 3, 2013, the Company’s board of directors adopted its 2013 Stock Option and Incentive Plan (“2013 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 Plan replaces the 2010 Stock Option and Grant Plan (“2010 Plan”).

The 2013 Plan allows for the granting of incentive stock options, non-qualified stock options, restricted stock units and restricted stock awards to the Company’s employees, members of the board of directors, and consultants of the Company. The Company initially reserved 955,000 shares of its common stock for the issuance of awards under the 2013 Plan. The 2013 Plan provides that the number of shares reserved and available for issuance under the 2013 Plan will automatically increase each January 1, beginning on January 1, 2014, by four percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. In January 2017 and January 2018, the number of common stock available for issuance under the 2013 Plan was increased by approximately 1.6 million and 2.0 million shares, respectively, as a result of this automatic increase provision.

Any options or awards outstanding under the Company’s previous stock option plans, including both the 2010 Plan and the Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan (“2002 Plan”), at the time of adoption of the 2013 Plan remain outstanding and effective. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, expire or are otherwise terminated (other than by exercise) under the 2002 Plan and 2010 Plan are added to the shares of common stock available for issuance under the 2013 Plan. As of December 31, 2017, the total number of common stock that may be issued under all plans is 1.6 million.

The Company does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $53.3 million, $39.8 million, and $41.1 million during the years ended December 31, 2017, 2016 and 2015, respectively. Stock-based compensation expense recognized by award type is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock options	$42,262	$33,966	$37,536
Restricted stock units	10,495	5,374	3,325
Employee stock purchase plan	525	416	259
	$53,282	$39,756	$41,120

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$26,633	$19,690	$24,854
General and administrative	26,649	20,066	16,266
	$53,282	$39,756	$41,120

As of December 31, 2017, there was $94.5 million, $31.1 million and $0.1 million of unrecognized compensation expense related to unvested stock options, restricted stock units and the employee stock purchase plan, respectively, that is expected to be recognized over a weighted-average period of 2.6, 2.9, and 0.1 years.

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

Stock options

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected volatility	78.1%	74.3%	72.6%
Expected term (in years)	6.0	6.0	5.9
Risk-free interest rate	2.1%	1.5%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes the stock option activity under the Company’s equity awards plans:

	Shares (in thousands)	Weighted-average exercise price per share	Weighted-average contractual life (in years)	Aggregate intrinsic value (a) (in thousands)
Outstanding at December 31, 2016	3,735	$52.17
Granted	1,206	$90.95
Exercised	(982)	$32.39
Canceled or forfeited	(204)	$86.84
Outstanding at December 31, 2017	3,755	$67.91	7.5	$414,169
Exercisable at December 31, 2017	1,834	$50.60	6.4	$234,190
Vested and expected to vest at December 31, 2017	3,755	$67.91	7.5	$414,169

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2017.

The weighted-average fair values of options granted during 2017, 2016 and 2015 was $62.03, $34.22, and $74.65, respectively.  The intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015, was $91.0 million, $15.3 million and $147.9 million, respectively.

Restricted stock units

The following table summarizes the restricted stock unit activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2016	263	$63.07
Granted	332	91.15
Vested	(87)	72.91
Forfeited	(31)	64.52
Unvested balance at December 31, 2017	477	$80.72

The intrinsic value of restricted stock units vested during the years ended December 31, 2017, 2016, and 2015 was $8.1 million, $5.3 million and $10.4 million, respectively.

Employee Stock Purchase Plan

On June 3, 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 ESPP authorizes the initial issuance of up to a total of 238,000 shares of the Company’s common stock to participating employees. During the years ended December 31, 2017 and 2016, 20,773 and 18,338 shares of common stock were issued under the 2013 ESPP, respectively.

13. 401(k) Savings plan

In 1997, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In February 2018 and 2017, the Company made contributions of approximately $1.5 million and $1.0 million, respectively, related to employee contributions made during 2017 and 2016, which is included in accrued expenses and other current liabilities as of December 31, 2017 and 2016.  Expense related to the 401(k) Plan totaled $1.5 million, $1.0 million, $0.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

14. Income taxes

The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S.	$(266,236)	$(210,188)	$(162,287)
Foreign	(69,197)	(53,931)	(4,436)
Total	$(335,433)	$(264,119)	$(166,723)

The provision for (benefit from) income taxes were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	115	—	—
Foreign	95	—	60
Deferred:
Federal	—	(588)	—
State	—	(24)	—
Foreign	—	—	—
Total income tax expense (benefit)	$210	$(612)	$60

A reconciliation of income tax provision (benefit) computed at the statutory federal income tax rate to the Company’s effective income tax rate (benefit) provision as reflected in the financial statements is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal income tax expense at statutory rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	4.3%	3.3%	4.2%
Permanent differences	2.7%	(5.3%)	(6.4%)
Research and development credit	12.8%	15.0%	14.6%
Foreign differential	(6.9%)	(7.0%)	(1.0%)
Federal tax rate change	(31.6%)	0.0%	0.0%
Other	(0.8%)	0.0%	(0.5%)
Change in valuation allowance	(14.6%)	(39.9%)	(44.9%)
Effective income tax rate (benefit)	(0.1%)	0.1%	0.0%

For the years ended December 31, 2017, 2016 and 2015, the Company recognized an income tax (expense) benefit of $(0.2) million or (0.1%), $0.6 million or 0.1%, and $(0.1) million or 0.0%, respectively.  The Company did not recognize any significant tax benefit for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 as the Company was subject to a full valuation allowance.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are composed of the following (in thousands):

	Year Ended December 31,
	2017	2016
Deferred tax assets:
U.S. net operating loss carryforwards (federal and state)	$194,160	$106,064
Tax credit carryforwards (federal and state)	131,289	87,117
Capitalized research and development expenses	241	631
60 Binney Street lease	42,025	47,191
Deferred revenue	12,795	18,231
Capitalized license fees	13,388	11,752
Accruals and other	25,781	32,172
Total deferred tax assets	419,679	303,158
Intangible assets	(4,567)	(8,129)
Fixed assets	(42,062)	(48,902)
Less valuation allowance	(373,050)	(246,127)
Net deferred taxes	$—	$—

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The valuation allowance increased on a net basis by approximately $126.9 million during the year ended December 31, 2017 due primarily to net operating losses and tax credit carryforwards, which are partially offset by the decrease in federal statutory rate due to tax reform.

As of December 31, 2017, 2016 and 2015, the Company had U.S. federal net operating loss carryforwards of approximately $716.1 million, $466.8 million, and $347.5 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. As of December 31, 2017, 2016 and 2015, the Company also had U.S. state net operating loss carryforwards of approximately $692.9 million, $456.8 million, and $335.0 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2037. At December 31, 2016, $195.4 million and $195.4 million of federal and state net operating losses, respectively, related to excess equity based compensation tax deductions, the benefits for which will be recorded to additional paid-in capital when recognized through a reduction of cash taxes paid. As a result of adopting FASB ASU 2016-09 in the first quarter of 2017, the Company recorded a cumulative-effect adjustment to retained earnings of $76.7 million to record a net deferred tax asset relative to these tax attribute carryforwards.  The deferred tax asset was offset by a corresponding adjustment to the valuation allowance.  At December 31, 2017, 2016 and 2015, the Company also had approximately $0.0 million, $0.0 million, and $0.6 million, respectively, of foreign net operating loss carryforwards that may be available to offset future income tax liabilities; these carryforwards do not expire.

As of December 31, 2017, 2016 and 2015, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $124.1 million, $83.2 million, and $44.9 million, respectively, available to reduce future tax liabilities which expire at various dates through 2037. As of December 31, 2017, 2016 and 2015, the Company had state credit carryforwards of approximately $9.1 million, $6.0 million, and $3.8 million, respectively, available to reduce future tax liabilities which expire at various dates through 2032.

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

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2017, 2016 and 2015, the Company had no significant accrued interest or penalties related to uncertain tax positions and no significant amounts have been recognized in the Company’s consolidated statements of operations and comprehensive loss.

For all years through December 31, 2017, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company or one of its subsidiaries files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2014 through December 31, 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. This law substantially amended the Internal Revenue Code and among other things, permanently reduced the U.S. corporate income tax rate from 35% to 21%. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date.   In accordance with SAB 118, the Company has determined that its deferred tax asset value and associated valuation allowance reduction of $106.0 million is a provisional amount and a reasonable estimate at December 31, 2017.  The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions the Company has made thus far and the issuance of additional regulatory or other guidance.  The Company expects to complete the final impact within the measurement period.

15. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2017	2016	2015
Outstanding stock options	3,755	3,735	3,532
Restricted stock units	477	263	148
ESPP shares	9	11	3
	4,241	4,009	3,683

16. Selected quarterly financial data (unaudited)

The following table contains quarterly financial information for 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Total revenue	$6,832	$16,716	$7,711	$4,168	$35,427
Total operating expenses	76,745	84,538	85,369	120,940	367,592
Loss from operations	(69,913)	(67,822)	(77,658)	(116,772)	(332,165)
Net loss	(68,712)	(70,898)	(78,805)	(117,228)	(335,643)
Net loss per share applicable to common stockholders - basic and diluted	$(1.68)	$(1.73)	$(1.73)	$(2.52)	$(7.71)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in thousands, except per share data)
Total revenue	$1,499	$1,552	$1,552	$1,552	$6,155
Total operating expenses	58,879	61,527	79,692	73,887	273,985
Loss from operations	(57,380)	(59,975)	(78,140)	(72,335)	(267,830)
Net loss	(56,274)	(58,844)	(77,025)	(71,364)	(263,507)
Net loss per share applicable to common stockholders - basic and diluted	$(1.52)	$(1.59)	$(2.07)	$(1.88)	$(7.07)

17. Subsequent events

As discussed in Note 9, “Common stock and preferred stock,” in January 2018, the Company sold 277,109 shares of common stock pursuant to the partial exercise of an overallotment option granted to the underwriters in connection with the December 2017 underwritten public offering at a price of $185.00 per share for aggregate net proceeds of $48.6 million.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1/A	333-188605	4.5	May 14, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.1	May 14, 2013

10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1/A	333-188605	10.2	May 14, 2013

10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1/A	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1/A	333-188605	10.6	May 14, 2013

10.7†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017

10.8†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1/A	333-188605	10.7	May 14, 2013

10.9†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1/A	333-188605	10.8	May 14, 2013

10.10†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.11†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015

10.12†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1/A	333-188605	10.9	May 14, 2013

10.13†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1/A	333-188605	10.10	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.14†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1/A	333-188605	10.11	May 14, 2013

10.15†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 7, 2015

10.16	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016

10.17	Amendment No. 2 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.17	November 1, 2017

10.18†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q	001-35966	10.16	November 2, 2016

10.19†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q -	001-35966	10.19	November 1, 2017

10.20†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q	001-35966	10.17	November 2, 2016

10.21†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017

10.22†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q	001-35966	10.18	November 2, 2016

10.23#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.24#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.25#	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.26#	Transitional Services and Separation Agreement by and between the Registrant and Mitch Finer	10-Q	001-35966	10.17	May 6, 2015

10.27#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.28#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.29#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016

10.30#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017

10.31#	Employment Agreement, dated October 20, 2014, by and between the Registrant and James DeTore	8-K	001-35966	10.1	November 10, 2014

10.32#	Separation Agreement, dated February 24, 2016, by and between the Registrant and James DeTore	10-Q	001-35966	10.27	May 4, 2016

10.33#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 7, 2015

10.34#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017

10.35#	Employment Agreement, dated November 23, 2016, by and between the Registrant and Susanna High	10-K	001-35966	10.32	February 22, 2017

10.36#	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.19	May 13, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.37#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.38#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	—	—	—	Filed herewith

10.39#	Offer Letter, dated November 16, 2017, by and between the Registrant and Kory Wentworth	—	—	—	Filed herewith

10.40#	Executive Cash Incentive Bonus Plan	S-1/A	333-188605	10.18	May 14, 2013

10.41	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.42	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

10.43	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	10-Q	001-35966	10.24	August 12, 2014

10.44	Consent to Assignment, dated September 30, 2016, by and among the Registrant, ARE-MA Region No. 50, LLC, and Foundation Medicine, Inc.	10-Q	001-35966	10.35	November 2, 2016

10.45	Assignment and Assumption of Lease, dated September 30, 2016, by and between the Registrant and Foundation Medicine, Inc.	10-Q	001-35966	10.36	November 2, 2016

10.46	Lease, dated June 29, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	10-Q	001-35966	10.29	August 7, 2015

10.47†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015

10.48	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	August 3, 2016

10.49	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017

10.50	Termination of Lease, dated February 10, 2017, by and between the Registrant and ARE-MA Region No. 38, LLC	10-K	001-35966	10.45	February 22, 2017

21.1	Subsidiaries of the Registrant	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.	—	—	—	Filed herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

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

Name	Title	Date

/s/ Nick Leschly	President, Chief Executive Officer and Director	February 21, 2018
Nick Leschly	(Principal Executive Officer and Duly Authorized Officer)

/s/ Jeffrey Walsh	Chief Financial and Strategy Officer and Treasurer	February 21, 2018
Jeffrey Walsh	(Principal Financial Officer and Duly Authorized Officer)

/s/ Kory Wentworth	Vice President, Finance	February 21, 2018
Kory Wentworth	(Principal Accounting Officer)

/s/ Daniel S. Lynch	Director	February 21, 2018
Daniel S. Lynch

/s/ John O. Agwunobi, M.D.	Director	February 21, 2018
John O. Agwunobi, M.D.

/s/ Wendy L. Dixon, Ph.D.	Director	February 21, 2018
Wendy L. Dixon, Ph.D.

/s/ Mary Lynne Hedley, Ph.D.	Director	February 21, 2018
Mary Lynne Hedley, Ph.D.

/s/ James Mandell, M.D..	Director	February 21, 2018
James Mandell, M.D.

/s/ Douglas A. Melton, Ph.D.	Director	February 21, 2018
Douglas A. Melton, Ph.D.

/s/ David P. Schenkein, M.D.	Director	February 21, 2018
David P. Schenkein, M.D.

/s/ Mark Vachon	Director	February 21, 2018
Mark Vachon