Form 10-Q
period 2018-03-31
bluebird bio, Inc.
filed 2018-05-02
CIK 1293971

!

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, there were 50,119,272 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par value amounts)

	As of	As of
	March 31,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$456,535	$758,505
Marketable securities	665,041	531,604
Tenant improvement receivable	19	3,112
Prepaid expenses	28,267	21,171
Receivables and other current assets	14,246	8,377
Total current assets	1,164,108	1,322,769
Marketable securities	444,782	324,193
Property, plant and equipment, net	204,230	199,606
Intangible assets, net	15,991	16,931
Goodwill	13,128	13,128
Restricted cash and other non-current assets	24,569	23,940
Total assets	$1,866,808	$1,900,567
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,028	$12,873
Accrued expenses and other current liabilities	61,688	57,065
Deferred revenue, current portion	34,040	25,674
Total current liabilities	107,756	95,612
Deferred revenue, net of current portion	28,806	21,763
Contingent consideration	2,765	2,231
Financing lease obligation, net of current portion	154,545	154,749
Other non-current liabilities	2,735	2,780
Total liabilities	296,607	277,135
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 50,067 and 49,406 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	501	494
Additional paid-in capital	2,633,057	2,540,951
Accumulated other comprehensive loss	(5,049)	(4,205)
Accumulated deficit	(1,058,308)	(913,808)
Total stockholders’ equity	1,570,201	1,623,432
Total liabilities and stockholders’ equity	$1,866,808	$1,900,567

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	For the three months ended March 31,
	2018	2017
Revenue:
Collaboration revenue	$15,608	$6,832
License and royalty revenue	349	—
Total revenues	15,957	6,832
Operating expenses:
Research and development	97,109	55,028
General and administrative	34,926	20,284
Cost of license and royalty revenue	17	—
Change in fair value of contingent consideration	534	1,433
Total operating expenses	132,586	76,745
Loss from operations	(116,629)	(69,913)
Interest income, net	1,388	1,556
Other income (expense), net	115	(355)
Loss before income taxes	(115,126)	(68,712)
Net loss	$(115,126)	$(68,712)
Net loss per share - basic and diluted:	$(2.31)	$(1.68)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	49,923	40,836
Other comprehensive loss:
Other comprehensive loss, net of tax expense of $0.0 and $0.0 million for the three months ended March 31, 2018 and 2017, respectively	(844)	(101)
Total other comprehensive loss	(844)	(101)
Comprehensive loss	$(115,970)	$(68,813)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(115,126)	$(68,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	534	1,433
Depreciation and amortization	4,020	2,844
Stock-based compensation expense	22,995	11,481
Other non-cash items	2,403	838
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(13,486)	(3,105)
Accounts payable	(737)	(3,257)
Accrued expenses and other liabilities	4,573	(13,318)
Deferred revenue	(13,966)	(3,969)
Deferred rent	(32)	462
Net cash used in operating activities	(108,822)	(75,303)
Cash flows from investing activities:
Purchase of property, plant and equipment, including assets under financing lease obligation	(7,452)	(26,024)
Purchases of marketable securities	(402,413)	(82,940)
Proceeds from maturities of marketable securities	145,140	104,510
Net cash used in investing activities	(264,725)	(4,454)
Cash flows from financing activities:
Reimbursement of assets under financing lease obligation	3,098	13,831
Payments on financing lease obligation	(106)	—
Proceeds from public offering of common stock, net of issuance costs	48,701	—
Proceeds from issuance of common stock	19,984	3,040
Net cash provided by financing activities	71,677	16,871
Decrease in cash, cash equivalents and restricted cash	(301,870)	(62,886)
Cash, cash equivalents and restricted cash at beginning of period	772,268	293,277
Cash, cash equivalents and restricted cash at end of period	$470,398	$230,391
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,817	$5,971
Assets acquired under financing lease obligation	$—	$1,269
Tenant improvements under financing lease included in tenant improvements receivable	$14	$12,687

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

The Company’s clinical programs in severe genetic diseases include its LentiGlobin® product candidate to treat transfusion-dependent β-thalassemia, or TDT, and to treat severe sickle cell disease, or severe SCD, and its Lenti-DTM product candidate to treat cerebral adrenoleukodystrophy, or CALD, a rare hereditary neurological disorder. The Company’s programs in oncology are built upon its leadership in lentiviral gene delivery and T cell engineering, with a focus on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. bb2121 and bb21217, which are product candidates in oncology under the Company’s collaboration arrangement with Celgene Corporation (“Celgene”), are CAR T cell product candidates for the treatment of multiple myeloma. Refer to Note 8, “Collaboration revenue” for further discussion of the Company’s collaboration with Celgene.

As of March 31, 2018, the Company had cash, cash equivalents and marketable securities of $1.57 billion. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months.

2. Basis of presentation, principles of consolidation and significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2018 and 2017.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2018.

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation.  As a result, no subtotals in the prior year condensed consolidated financial statements were impacted.

Amounts reported are computed based on thousands. As a result, certain totals may not sum due to rounding.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As of March 31, 2018, there have been no changes to the Company’s subsidiary listing, which is included as an exhibit to its Annual Report on Form 10-K for the year ended December 31, 2017.  All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to GAAP. The Company views its operations and manages its business in one operating segment. All material long-lived assets of the Company reside in the United States.

Significant accounting policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2018 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K, except as noted below with respect to the Company’s revenue recognition, collaboration revenue and license and royalty revenue accounting policies and as noted within the “Recent accounting pronouncements – Recently adopted” section below.

Revenue recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective transition method. Under this method, the Company has recognized the cumulative effect of the adoption as an adjustment to the opening balance of accumulated deficit in the current period condensed consolidated balance sheet.  The Company has not revised its consolidated financial statements for prior periods. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

Once a contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations.  Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options.  The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations.  The exercise of a material right is accounted for as a contract modification for accounting purposes.

The Company assesses whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract).  In assessing whether a promised good or service is distinct, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. The Company also considers the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, the Company considers applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. The Company validates the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, the Company re-evaluates the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing.  The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.  The Company assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of its arrangements.

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method.

Collaboration revenue

To date, the Company’s collaboration revenue has been exclusively generated from its collaboration arrangement with Celgene, which was originally entered into in March 2013 and was subsequently amended in June 2015, as further described in Note 8, “Collaboration revenue”.

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities.  This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606.  Amounts that are owed to collaboration partners are recognized as an offset to collaboration revenues as such amounts are incurred by the collaboration partner.  Where amounts owed to a collaboration partner exceed the Company’s collaboration revenues in each quarterly period, such amounts are classified as research and development expense. For those elements of the arrangement that are accounted for pursuant to Topic 606, the Company applies the five-step model described above.

License and royalty revenue

The Company enters into out-licensing agreements that are within the scope of Topic 606. The Company does not have any material license arrangements that contain more than one performance obligation. The terms of such out-license agreements include the license of functional intellectual property, given the functionality of the intellectual property is not expected to change substantially as a result of the licensor’s ongoing activities, and typically include payment of one or more of the following: non-refundable up-front license fees; development, regulatory and milestone payments based on the level of sales; and royalties on net sales of licensed products. Nonrefundable up-front license fees are recognized as revenue at a point in time when the licensed intellectual property is made available for the customer’s use and benefit, which is generally at the inception of the arrangement.  Milestone fees, which are a type of variable consideration, are recognized as revenue to the extent that it is probable that a significant reversal will not occur. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

For a complete discussion of accounting for collaboration and other revenue-generating arrangements, see Note 8, “Collaboration revenue” and Note 9, “License and royalty revenue”.  Additionally, see “Recent accounting pronouncements - Recently adopted” below for discussion of the impact of adopting Topic 606, which was effective on January 1, 2018.

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

Recent accounting pronouncements

Recently adopted

ASU No. 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which superseded the revenue recognition requirements in ASC 605, Revenue Recognition and created a new Topic 606, Revenue from Contracts with Customers.  In 2015 and 2016, the FASB issued additional ASUs related to Topic 606 that delayed the effective date of the guidance and clarified various aspects of the new revenue guidance.  The new standard became effective on January 1, 2018.  Topic 606 allows for either a full retrospective adoption, in which the standard is applied to all periods presented in an entity’s financial statements, or a modified retrospective approach, in which the standard is applied to the most current period presented in an entity’s financial statements with the cumulative effect of adoption recognized as an adjustment to the opening balance of accumulated deficit in the period of adoption. The Company adopted this new standard on January 1, 2018 using the modified retrospective approach, which has been applied consistently to all contracts, and has elected to use the following practical expedient that is permitted under the rules of adoption:

•

For contracts that were modified prior to Topic 606 adoption, the Company has not retrospectively accounted for each contract modification in accordance with the contract modification guidance.  Instead, the Company reflected the aggregate effect of all modifications occurring prior to Topic 606 adoption when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price.

As a result of adopting Topic 606, the Company recorded a $29.4 million adjustment to the opening balance of accumulated deficit in the first quarter of 2018 primarily as a result of the treatment of the up-front consideration received in March 2013 under ASC 605-25 versus Topic 606.  Refer below for a summary of the amount by which each financial statement line item was affected by the impact of the cumulative adjustment:

	Impact of Topic 606 Adoption on Condensed Consolidated Balance Sheet as of January 1, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$45,344	$19,670	$25,674
Deferred revenue, net of current portion	$31,468	$9,705	$21,763
Accumulated deficit	$(943,183)	$(29,375)	$(913,808)

The amount by which each financial statement line item is affected in the current reporting period by Topic 606 as compared with the guidance that was in effect prior to adoption is disclosed below.

	Impact of Topic 606 Adoption on Condensed Consolidated Balance Sheet as of March 31, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$34,040	$14,503	$19,537
Deferred revenue, net of current portion	$28,806	$8,740	$20,066
Accumulated deficit	$(1,058,308)	$(23,243)	$(1,035,065)

	Impact of Topic 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended March 31, 2018
(in thousands, except per share data)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$15,608	$6,133	$9,475
Net loss	$(115,126)	$6,133	$(121,259)
Net loss per share - basic and diluted:	$(2.31)	$0.12	$(2.43)

	Impact of Topic 606 Adoption on Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Net loss	$(115,126)	$6,133	$(121,259)
Changes in deferred revenue	$(13,966)	$(6,133)	$(7,833)

The most significant change above relates to the Company’s collaboration revenue, which to date has been exclusively generated from its collaboration arrangement with Celgene. Under ASC 605, the Company accounted for contract modifications to the Celgene collaboration as they occurred and the accounting for those changes was prospective in nature.  Through the application of the practical expedient discussed above in connection with the adoption of Topic 606, the Company reflected the aggregate effect of all modifications to the Celgene collaboration when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price. As a result, although the performance obligations identified under Topic 606 were generally consistent with the units of account identified under ASC 605, the timing of the allocation of the transaction price to the identified performance obligations under Topic 606 differed from the allocations of consideration under ASC 605. Accordingly, the transaction price ultimately allocated to each performance obligation under Topic 606 differed from the amounts allocated under ASC 605.

As a result of adopting Topic 606, the Company established a deferred revenue deferred tax asset, and an offsetting valuation allowance, of $7.9 million through its accumulated deficit given it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there was no tax impact on the Company’s condensed consolidated financial statements as a result of adopting Topic 606.

ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“Topic 230”). The new standard clarifies certain aspects of the statement of cash flows, including the classification of contingent consideration payments made after a business combination and several other clarifications not currently applicable to the Company. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The new standard was effective for the Company on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of cash flows upon adoption.

ASU 2016-18, Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective January 1, 2018.  As a result of adopting ASU 2016-18, the Company includes its restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities.  The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

(in thousands)	As of March 31, 2018	As of March 31, 2017
Cash and cash equivalents	$456,535	$216,001
Restricted cash included in receivables and other current assets	100	627
Restricted cash included in restricted cash and other non-current assets	13,763	13,763
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$470,398	$230,391

ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope Modification Accounting

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope Modification Accounting.  The new standard is intended to reduce the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award.  The new standard was effective beginning January 1, 2018. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations upon adoption.

Not yet adopted

ASU 2016-02, Leases

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

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this ASU remove the second step of the test. An entity will instead apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The new standard will be effective beginning January 1, 2020 and early adoption is permitted with measurement dates on or after January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs

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

ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-01”).  The new standard allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The new standard will be effective beginning January 1, 2019 and early adoption is permitted.  The Company is currently evaluating the potential impact ASU 2018-02 may have on its financial position and results of operations upon adoption.

3. Marketable securities

The following table summarizes the available-for-sale securities held at March 31, 2018 and December 31, 2017 (in thousands):

Description	Amortized cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2018
U.S. government agency securities and treasuries	$1,100,672	$1	$(4,490)	$1,096,183
Certificates of deposit	13,640	—	—	13,640
Total	$1,114,312	$1	$(4,490)	$1,109,823
December 31, 2017
U.S. government agency securities and treasuries	$841,895	$—	$(3,579)	$838,316
Certificates of deposit	17,480	1	—	17,481
Total	$859,375	$1	$(3,579)	$855,797

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2018 and December 31, 2017, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale marketable securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2018 or 2017, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2018 and December 31, 2017 was $918.9 million and $704.1 million, respectively. As of March 31, 2018 and December 31, 2017, there were $142.7 million and $134.4 million in securities held by the Company in an unrealized loss position for more than twelve months, respectively. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of March 31, 2018 and December 31, 2017.

No available-for-sale securities held as of March 31, 2018 or December 31, 2017 had remaining maturities greater than three years.

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2018
Assets:
Cash and cash equivalents	$456,535	$329,285	$127,250	$—
Marketable securities:
U.S. government agency securities and treasuries	1,096,183	—	1,096,183	—
Certificates of deposit	13,640	—	13,640	—
Total assets	$1,566,358	$329,285	$1,237,073	$—
Liabilities:
Contingent consideration	$2,765	$—	$—	$2,765
Total liabilities	$2,765	$—	$—	$2,765
December 31, 2017
Assets:
Cash and cash equivalents	$758,505	$758,505	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	838,316	—	838,316	—
Certificates of deposit	17,481	—	17,481	—
Total assets	$1,614,302	$758,505	$855,797	$—
Liabilities:
Contingent consideration	$2,231	$—	$—	$2,231
Total liabilities	$2,231	$—	$—	$2,231

Cash, cash equivalents and marketable securities

The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of March 31, 2018, cash and cash equivalents comprises funds in cash, money market accounts, U.S. treasury securities, and government agency securities. As of December 31, 2017, cash and cash equivalents comprises funds in cash and money market accounts.

Cash equivalents and marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. treasury securities and government agency securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by our third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

Contingent consideration

In connection with its prior acquisition of Pregenen, the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive loss. In the absence of new information, changes in fair value will reflect changing discount rates and the passage of time.

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2021 to 2028 and discount rates ranging from 15.2% to 16.0%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations, which include Level 3 inputs (in thousands):

For the three months ended
March 31, 2018
Beginning balance	$2,231
Additions	—
Changes in fair value	534
Payments	—
Ending balance	$2,765

Please refer to Note 7, “Commitments and contingencies” for further information.

5. Property, plant and equipment, net

Property, plant and equipment, net, consists of the following (in thousands):

	As of	As of
	March 31, 2018	December 31, 2017
Land	$1,210	$1,210
Building	165,562	164,414
Computer equipment and software	5,428	5,134
Office equipment	4,808	4,478
Laboratory equipment	28,291	24,914
Leasehold improvements	116	116
Construction-in-progress	17,744	15,189
Total property, plant and equipment	223,159	215,455
Less accumulated depreciation and amortization	(18,929)	(15,849)
Property, plant and equipment, net	$204,230	$199,606

North Carolina manufacturing facility

In November 2017, the Company acquired a manufacturing facility, which is in the process of construction, in Durham, North Carolina for the future manufacture of lentiviral vector for the Company’s gene and cell therapies.  Construction-in-progress as of March 31, 2018 and December 31, 2017 includes $16.3 million and $12.9 million, respectively, related to the North Carolina manufacturing facility.

60 Binney Street lease

As of March 31, 2018, total property, plant and equipment, gross, includes $165.6 million related to the Company’s headquarters at 60 Binney Street in Cambridge, Massachusetts, of which $156.0 million was incurred by the landlord. As of December 31, 2017, total property, plant and equipment, gross, includes $164.4 million related to the Company’s headquarters at 60 Binney Street in Cambridge, Massachusetts, of which $156.0 million was incurred by the landlord.  Please refer to Note 7, "Commitments and contingencies" for further information.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	March 31, 2018	December 31, 2017
Accrued goods and services	$38,067	$29,533
Employee compensation	10,242	19,657
Accrued license and milestone fees	10,173	4,584
Accrued professional fees	1,599	1,402
Financing lease obligation, current portion	1,048	1,051
Other	559	838
Total accrued expenses and other current liabilities	$61,688	$57,065

7. Commitments and contingencies

Operating lease commitments

On June 3, 2016, the Company entered into a strategic manufacturing agreement for the future commercial production of the Company’s Lenti-D and LentiGlobin product candidates with a contract manufacturing organization. Under this 12 year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, the Company was required to pay $12.5 million upon the achievement of certain contractual milestones, and may pay up to $8.0 million in additional contractual milestones if the Company elects its option to lease additional suites. The Company paid $5.0 million for the achievement of the first and second contractual milestones during 2016 and paid $5.5 million for the third and fourth contractual milestones achieved during 2017.  In March 2018, $1.5 million of the possible $2.0 million related to the fifth contractual milestone was achieved and will be paid in the second quarter of 2018.  Given that construction was completed in March 2018, beginning in April 2018 the Company will pay $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites. The Company may terminate this agreement at any time upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. The Company concluded that this agreement contains an embedded lease as the suites are designated for the Company’s exclusive use during the term of the agreement. The Company concluded that it is not the deemed owner during construction nor is it a capital lease under ASC 840-10, Leases – Overall.  As a result, the Company accounts for the agreement as an operating lease and expenses the rental payments on a straight-line basis over the non-cancellable term of the embedded lease.

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

60 Binney Street Lease commitments

On September 21, 2015, the Company entered into a lease agreement for office and laboratory space located in a building (the “Building”) at 60 Binney Street, Cambridge, Massachusetts (the “60 Binney Street Lease”) to become its new corporate headquarters with a term through March 31, 2027.  Although the Company does not legally own the premises, it is deemed to be the owner of the building for accounting purposes because the Company was involved in the construction project, including having responsibility to pay for a portion of the costs of finish work and mechanical, electrical, and plumbing elements of the Building during the construction period. Accordingly, construction costs that were incurred by the landlord directly or indirectly through reimbursement to the Company as part of its tenant improvement allowance have been recorded as an asset in “Property, plant and equipment, net” with a related financing obligation in “Accrued expenses and other current liabilities” and “Financing lease obligation, net of current portion” on the Company’s condensed consolidated balance sheets.

The Company evaluated the 60 Binney Street Lease upon occupancy on March 27, 2017 and determined that the 60 Binney Street Lease did not meet the criteria for “sale-leaseback” treatment. This determination was based on, among other things, the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Accordingly, upon occupancy, the Company commenced depreciating the portion of the building in service over a useful life of 40 years and incurred interest expense related to the financing obligation of $3.9 million for the three months ended March 31, 2018.  The Company currently maintains a $13.8 million letter of credit as required under the terms of the lease.  Subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease back to $9.2 million over time.

Contingent consideration related to business combinations

On June 30, 2014, the Company acquired Pregenen. The Company may be required to make up to $120.0 million in remaining future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain clinical and commercial milestones related to the Pregenen technology, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. Please refer to Note 4, “Fair value measurements” for additional information.

Other funding commitments

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2018 and December 31, 2017 or royalties on future sales of specified products.  Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement.  In each of 2018 and 2019, the Company expects to make payments of approximately $12.0 million under an agreement with a contract manufacturer.

8. Collaboration revenue

To date, the Company’s collaboration revenue has been exclusively generated from its collaboration arrangement with Celgene, which was originally entered into in March 2013 and was subsequently amended in June 2015, as further described below.

Original Collaboration Agreement

On March 19, 2013, the Company entered into a Master Collaboration Agreement (the “Collaboration Agreement”) with Celgene to discover, develop and commercialize potentially disease-altering gene therapies in oncology. The collaboration is focused on applying gene therapy technology to genetically modify a patient’s own T cells, known as chimeric antigen receptor, or CAR T cells, to target and destroy cancer cells. Additionally, on March 19, 2013, the Company entered into a Platform Technology Sublicense Agreement with Celgene pursuant to which the Company obtained a sublicense to certain intellectual property from Celgene, originating under Celgene’s license from Baylor College of Medicine, for use in the collaboration.

Under the terms of the Collaboration Agreement, the Company received a $75.0 million up-front, non-refundable cash payment. The Company is responsible for conducting discovery, research and development activities through completion of Phase I clinical studies during the initial term of the Collaboration Agreement, or three years. The collaboration is governed by a joint steering committee (“JSC”) formed by an equal number of representatives from the Company and Celgene. The JSC, among other activities, reviews the collaboration program, reviews and evaluates product candidates and approves regulatory plans. In addition to the JSC, the Collaboration Agreement provides that the Company and Celgene each appoint representatives to a patent committee, which is responsible for managing the intellectual property developed and used during the collaboration.

Amended Collaboration Agreement

On June 3, 2015, the Company and Celgene amended and restated the Collaboration Agreement (the “Amended Collaboration Agreement”).  Under the Amended Collaboration Agreement, the parties narrowed the focus of the collaboration exclusively to anti- B-cell maturation antigen (“BCMA”) product candidates for a new three-year term ending in June 2018. In connection with the Amended Collaboration Agreement, the Company received an upfront, one-time, non-refundable, non-creditable payment of $25.0 million. The collaboration will continue to be governed by the JSC. Under the terms of the Amended Collaboration Agreement, for up to two product candidates selected for development under the collaboration, the Company is responsible for conducting and funding all research and development activities performed up through completion of the initial Phase I clinical study of such product candidate.

On a product candidate-by-product candidate basis, up through a specified period following enrollment of the first patient in an initial Phase I clinical study for such product candidate (the “Option Period”), the Company granted Celgene an option to obtain an exclusive worldwide license to develop and commercialize such product. Following Celgene’s license of each product candidate, the Company is entitled to elect to co-develop and co-promote each product candidate in the U.S.

bb2121 License Agreement

On February 10, 2016, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb2121, the first product candidate under the Amended Collaboration Agreement, pursuant to an executed license agreement (“bb2121 License Agreement”) entered into by the parties on February 16, 2016 and paid the Company an option fee of $10.0 million. Pursuant to the bb2121 License Agreement, Celgene is responsible for development and related funding of bb2121 after the substantial completion of the on-going Phase I clinical trial. The Company is responsible for the manufacture of vector and associated payload throughout development and, upon Celgene’s request, commercialization, which is fully reimbursed by Celgene, and Celgene is responsible for the manufacture of drug product throughout development and commercialization.

bb2121 Co-Development, Co-Promote and Profit Share Agreement

On March 28, 2018, the Company elected to co-develop and co-promote bb2121 within the U.S. pursuant to the execution of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (“bb2121 CCPS”).  The responsibilities of the parties remain unchanged from those under the bb2121 License Agreement, however, the Company will share equally in all profits and losses relating to developing, commercializing and manufacturing bb2121 within the U.S. and has the right to participate in the development and promotion of bb2121 in the U.S. Under the bb2121 CCPS, the Company may receive up to $70.0 million in development milestone payments for the first indication to be addressed by the bb2121 product candidate, with the ability to obtain additional milestone payments for a second indication and modified licensed products.  In addition, to the extent bb2121 is commercialized, the Company would be entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the U.S., subject to certain reductions.

bb21217 License Agreement

On September 22, 2017, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, the second product candidate under the Amended Collaboration Agreement, pursuant to an executed license agreement (“bb21217 License Agreement”) entered into by the parties on September 28, 2017 and paid the Company an option fee of $15.0 million. Pursuant to the bb21217 License Agreement, Celgene is responsible for development and related funding of bb21217 after the substantial completion of the on-going Phase I clinical trial.  The Company is responsible for the manufacture of vector and associated payload throughout development and, upon Celgene’s request, commercialization, which is fully reimbursed by Celgene, and Celgene is responsible for the manufacture of drug product throughout development and commercialization.

The Company currently expects it will exercise its option to co-develop and co-promote bb21217 within the U.S.  The Company’s election to co-develop and co-promote bb21217 must be made by the substantial completion of the ongoing Phase I trial of bb21217.  If elected, the Company expects the responsibilities of the parties to remain largely unchanged, however, the Company expects it will share equally in all profits and losses relating to developing, commercializing and manufacturing bb21217 within the U.S. and to have the right to participate in the development and promotion of bb21217 in the U.S.  Under this scenario, the Company expects to receive, per product, up to $70.0 million in development milestone payments for the first indication to be addressed by the bb21217 product candidate, with the ability to obtain additional milestone payments for a second indication and modified licensed products.  In addition, to the extent bb21217 is commercialized, the Company would be entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the U.S., subject to certain reductions.

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

Accounting analysis – bb2121

The Company has elected to use a practical expedient within Topic 606 that allow entities to reflect the aggregate effect of all contract modifications when identifying the satisfied and unsatisfied performance obligations for contracts that were modified prior to Topic 606 adoption. Celgene’s option to in-license the first product candidate, bb2121, under the arrangement was considered a material right at the time the Amended Collaboration Agreement was executed in June 2015 given the product candidate had been formally nominated by the JSC and that substantially all investigational new drug application, or IND, enabling activities had been completed by that time.  Therefore, Celgene’s February 2016 exercise of its option that was considered a material right to obtain an exclusive worldwide license to develop and commercialize the first product candidate, bb2121, under the collaboration represented a contract modification. As a result, the Collaboration Agreement, Amended Collaboration Agreement, and bb2121 License Agreement are combined for accounting purposes and treated as a single arrangement. As of February 2016, Celgene’s option to license an additional product candidate under the collaboration did not represent a material right. Therefore, the license to the Company’s second product candidate, bb21217, which was executed in September 2017, is accounted for as a separate contract.  Refer below for discussion of the bb21217 accounting analysis.

As of the February 2016 contract modification date, the Company concluded the arrangement contained the following promised goods and services: (i) research and development services, (ii) a license to the first product candidate, bb2121, and (iii) manufacture of vectors and associated payload for incorporation into bb2121 through development.  The Company determined that the manufacture of commercial vector represents an option to acquire additional goods and services that is not representative of a material right. In addition, at this time Celgene has not exercised its option to purchase any commercial vector. Accordingly, the manufacture of commercial vector is not considered to be a performance obligation at this time.

The Company concluded that the research and development services are distinct from the other promised goods and services under the arrangement and thus such services are considered to be a separate performance obligation.  The Company concluded that the license to bb2121 is not distinct from the vector manufacturing services because the manufacturing is essential to the use of the license. Accordingly, these two promised goods and services are considered a single combined performance obligation.

The up-front non-refundable fees of $100.0 million, the option fee of $10.0 million, and the variable consideration related to the estimated reimbursement from Celgene for the manufacture of vectors and associated payload through development constitute the total amount of consideration of $176.2 million to be included in the transaction price. This consideration has been allocated to the performance obligations identified based on a relative SSP basis.  The Company estimated the SSP of the license after considering potential future cash flows under the license. The Company then discounted these probability-weighted cash flows to their present value. The Company estimated the SSP of each of the research and development services and manufacturing services to be provided based on the Company’s estimated cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.

None of the clinical or regulatory milestones have been included in the transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones is outside the control of the Company and contingent upon the future success of its clinical trials, the licensee’s efforts, and the receipt of regulatory approval. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Celgene and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur. The Company will re-evaluate the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

bb2121 research and development services

The Company allocated $34.8 million of the transaction price to the research and development services.  The Company will satisfy this performance obligation as the research and development services are performed.  The Company determined that the period of performance of the research and development services was three years through projected initial Phase I clinical study substantial completion, or through May 2018.  The Company recognizes revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred.

The Company recognized revenue related to bb2121 research and development services of $2.2 million and $1.5 million for the three months ended March 31, 2018 and 2017, respectively. The Company had $0.1 million remaining in deferred revenue as of March 31, 2018 associated with research and development services.

bb2121 license and manufacturing services

The Company allocated $141.4 million of the transaction price to the combined unit of accounting which consists of the license and manufacture of vectors and associated payload for incorporation into bb2121.

The Company accounts for its vector manufacturing services for development in the U.S. and Celgene’s U.S. development efforts within the scope of ASC 808 given that both parties are active participants in the activities and both parties are exposed to significant risks and rewards dependent on the commercial success of the activities.  The Company recognizes revenue for its U.S. manufacturing services by analogy to Topic 606.  The portion of Celgene’s U.S. development costs that bluebird is responsible for are recognized as a reduction to its collaboration revenues, or, if in excess of such revenues in a given quarter, as research and development expense.

Revenue recognition for the combined unit of accounting commenced during the first quarter of 2017.  The Company recognizes revenue associated with the combined unit of accounting using the proportional performance method, as the Company will satisfy this performance obligation as the manufacturing services are performed through development. In using this method the Company estimated its development plan for bb2121, including expected demand from Celgene, and the costs associated with the manufacture of vectors and associated payload for incorporation into bb2121. On a quarterly basis, the Company determines the proportion of effort incurred as a percentage of total effort it expects to expend.  This ratio is applied to the transaction price, which included variable consideration, allocated to the combined performance obligation consisting of the bb2121 license and manufacturing services. Management has applied significant judgment in the process of developing its budget estimates and any changes to these estimates will be recognized in the period in which they change as a cumulative catch up.

In developing the SSP for the combined performance obligation, management assumed that the Company would exercise its option to co-develop and co-promote bb2121, and therefore will recognize revenue related to 67.5% of worldwide development costs incurred, which represents the percentage the Company is contractually entitled to bill Celgene under the cost share provisions of the co-development and co-promotion agreement, upon its execution.  The Company exercised its option to co-develop and co-promote bb2121 in March 2018.  The period of performance and pattern of revenue recognition remained unchanged upon its execution and will be revisited as the development plan changes or if other events occur.

The Company recognized revenue of $3.9 million (representative of gross revenue of $11.8 million offset by approximately $7.9 million of cost reimbursement to Celgene) during the three months ended March 31, 2018 related to the combined unit of accounting for its license and vector manufacturing of bb2121 in the U.S.

Revenue related to the combined unit of accounting for its rest of world license and vector manufacturing services is accounted for in accordance with Topic 606 and is recognized as collaboration revenue. The Company recognized $8.8 million of revenue related to the combined unit of accounting for its rest of world license and vector manufacturing services for the three months ended March 31, 2018 in accordance with Topic 606.  The Company recognized $4.9 million of revenue related to the combined unit of accounting of accounting for its license and vector manufacturing services for the three months ended March 31, 2017 in accordance with ASC 605.

As of March 31, 2018, the aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb2121 license and manufacturing services, that is unsatisfied, or partially unsatisfied, is $90.7 million, which the Company expects to recognize as revenue as manufacturing services are provided through the remaining development period which is estimated to be through 2021.  The Company had $48.6 million remaining deferred revenue as of March 31, 2018 associated with the combined performance obligation consisting of the bb2121 license and manufacturing services.

Accounting analysis – bb21217

On September 22, 2017, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, the second optioned product candidate, pursuant to the bb21217 License Agreement entered into by the parties on September 28, 2017.  The bb21217 License Agreement is considered a separate contract for accounting purposes as the option to obtain an exclusive worldwide license to develop and commercialize bb21217, or any other product candidate, was not considered a material right to Celgene at the time the practical expedient was applied. The Company made this evaluation after considering the significant uncertainty at that time regarding whether any additional product candidates would be identified under the Amended Collaboration Agreement. In particular, the Company considered that bb21217 had not been formally nominated as a product candidate under the collaboration at that time, primarily due to a lack of pre-clinical data as well as uncertainty surrounding the ability to successfully complete various IND-enabling activities.

At contract inception, the Company concluded that the arrangement contained the following promised goods and services: (i) research and development services, (ii) a license to the second product candidate, bb21217, and (iii) manufacture of vectors and associated payload for incorporation into bb21217 through development.  The Company determined that the manufacture of commercial vector represents an option to acquire additional goods and services that is not representative of a material right. In addition, at this time Celgene has not exercised its option to purchase any commercial vector. Accordingly, the manufacture of commercial vector is not considered to be a performance obligation at this time.

The Company concluded that the research and development services are distinct from the other promised goods and services under the arrangement and thus is considered to be a performance obligation. Similar to bb2121, the Company concluded that the license to bb21217 is not distinct from the vector manufacturing services because the manufacturing is essential to the use of the license. Accordingly, these two promised goods and services are considered a single combined performance obligation.

The option fee of $15.0 million and the estimated variable consideration related to reimbursement from Celgene for the manufacturing services during development constituted the total amount of consideration of $41.7 million to be included in the transaction price and have been allocated to the performance obligations identified based on a relative SSP basis. The Company estimated the SSP of the license after considering potential future cash flows under the license. The Company then discounted these probability-weighted cash flows to their present value. The Company estimated the SSP of each of the research and development services and manufacturing services to be provided based on the Company’s estimated cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.

None of the clinical or regulatory milestones have been included in the transaction price, as all milestone amounts are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones is outside the control of the Company and contingent upon the future success of its clinical trials, the licensee’s efforts, and the receipt of regulatory approval. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Celgene and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur. The Company will re-evaluate the transaction price, including is estimated variable consideration included in the transaction price and all constrained amounts, in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

bb21217 research and development services

The Company allocated $5.4 million of the transaction price to the research and development services. The Company will satisfy this performance obligation as the research and development services are performed.  The Company determined that the period of performance of the research and development services was two years through projected initial Phase I clinical study substantial completion, or through September 2019.  The Company recognizes revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred.

The Company recognized revenue related to bb21217 research and development services for Celgene of $0.7 million for the three months ended March 31, 2018.  During the three months ended March 31, 2017, the Company did not recognize any revenue under the bb21217 License Agreement.

The aggregate amount of the transaction price allocated to the bb21217 research and development services performance obligation that are unsatisfied, or partially unsatisfied, is $4.0 million, which the Company expects to recognize through September 2019 as research and development services are performed.  The Company had $4.3 million remaining in deferred revenue as of March 31, 2018 associated with research and development services.

bb21217 license and manufacturing services

The Company will satisfy its performance obligation related to the manufacture of vectors and associated payload for incorporation into bb21217 through development as the bb21217 manufacturing services are performed. As of March 31, 2018, the manufacturing services for bb21217 had not yet commenced.  Therefore, no revenue has been recognized for the combined unit of accounting for the three months ended March 31, 2018 and 2017.

The aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb21217 license and manufacturing services, is $36.2 million.  The Company currently expects that recognition will commence in 2019 and has classified deferred revenue associated with the combined performance obligation as deferred revenue, net of current portion on its consolidated balance sheet. The Company had $9.8 million remaining deferred revenue as of March 31, 2018 associated with the combined performance obligation consisting of the bb21217 license and manufacturing services.

Contract assets and liabilities

The Company receives payments from Celgene based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until such time as the Company satisfies its performance obligations under these arrangements. A contract asset is a conditional right to consideration in exchange for goods or services that the Company has transferred to a customer.  Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.  The Company does not have any contract assets as of March 31, 2018.

The following table presents changes in the balances of the Company’s Celgene receivables and contract liabilities during the three months ended March 31, 2018:

For the three months ended March 31, 2018 (in thousands)	Balance at beginning of period under Topic 606	Additions	Deductions	Balance at end of period under Topic 606
Receivables	$4,635	$1,641	—	$6,276
Contract liabilities:
Deferred revenue	$76,812	—	(13,966)	$62,846

The change in the receivables balance for the three months ended March 31, 2018 is primarily driven by an increase in the amounts owed to the Company for the satisfaction, or partial satisfaction, of vector manufacturing services performed in the period.  The decrease in deferred revenue during the three months ended March 31, 2018 is driven by revenue recognized for the combined performance obligation consisting of the bb2121 license and manufacturing services.

To date, there have been no impairment losses recognized on any receivables arising from the Company’s contracts with customers.

During the three months ended March 31, 2018, $14.0 million of the deferred revenue balance at the beginning of the period was recognized as gross revenues.

9. License and royalty revenue

Novartis Pharma AG

On April 26, 2017, the Company entered into a worldwide license agreement with Novartis Pharma AG, or Novartis. Under the terms of the agreement, Novartis non-exclusively licensed certain patent rights related to lentiviral vector technology to develop and commercialize CAR T cell therapies for oncology, including Kymriah (formerly known as CTL019), Novartis’s anti-CD19 CAR T therapy. At contract inception, financial terms of the agreement included a $7.5 million payment upon execution, $7.5 million of potential future milestone payments associated with regulatory approvals, and $1.1 million of payments for each subsequently licensed product, as well as low single digit royalty payments on net sales of covered products. In August 2017, Novartis received FDA approval for Kymriah and paid the Company $2.5 million as a result of the achievement of a related milestone.

Given this arrangement is within the scope of Topic 606, the Company assessed this arrangement in accordance with Topic 606 and concluded that at the date of contract inception, only one performance obligation, consisting of the license which was satisfied at contract inception, was identified. Accordingly, the nonrefundable license fee of $7.5 million was recognized as revenue upon contract execution and the $2.5 million regulatory milestone was also recognized as revenue upon milestone achievement given there were no other unsatisfied performance obligations in the arrangement. This accounting conclusion was unchanged from its historical treatment under ASC 605. Because the single performance obligation was previously satisfied, all regulatory milestones will be recognized as revenue in full in the period in which the associated milestone is achieved. Regulatory approvals are not within the Company’s control or the licensee’s control and are generally not considered probable of being achieved until those approvals are received. As such, these milestones are constrained and excluded from the transaction price until such time as regulatory approvals are received.

The Company began recognizing royalty revenue from sales of Kymriah in the fourth quarter of 2017. As the license was deemed to be the predominant item to which the royalties relate, the Company recognizes royalties from the sales of Kymriah when the related sales occur. For the three months ended March 31, 2018, the Company recognized royalty revenue of $0.3 million. The associated cost of license revenue was less than $0.1 million for the same period.  For the three months ended March 31, 2017, there was no license and royalty revenue, or cost of license and royalty revenue, recognized.

Orchard Therapeutics Limited (formerly GlaxoSmithKline Intellectual Property Development Limited)

On April 28, 2017, the Company entered into a worldwide license agreement with GlaxoSmithKline Intellectual Property Development Limited, or GSK. Under the terms of the agreement, GSK non-exclusively licensed certain patent rights related to lentiviral vector technology to develop and commercialize gene therapies for Wiscott-Aldrich syndrome and metachromatic leukodystrophy, two rare genetic diseases. Financial terms of the agreement include a nonrefundable upfront payment of $3.0 million as well as $1.3 million of potential milestone payments for each marketing authorization for each indication in any country as well as low single digit royalties on net sales of covered products. This license agreement was assigned by GSK to Orchard Therapeutics Limited, effective as of April 11, 2018.

Given this arrangement is within the scope of Topic 606, the Company assessed this arrangement in accordance with Topic 606 and concluded that at the date of contract inception, only one performance obligation, consisting of the license which was satisfied at contract inception, was identified. Accordingly, the entire nonrefundable license fee of $3.0 million was recognized as revenue upon contract execution given there were no other unsatisfied performance obligations in the arrangement.  This accounting conclusion was unchanged from its historical treatment under ASC 605. Because the single performance obligation was previously satisfied, all regulatory milestones will be recognized as revenue in full in the period in which the associated milestone is achieved. Regulatory approvals are not within the Company’s control or the licensee’s control and are generally not considered probable of being achieved until those approvals are received. As such, these milestones are constrained and excluded from the transaction price until such time as regulatory approvals are received.  There was no revenue recognized under this arrangement in the three months ended March 31, 2018 and 2017.

10. Equity

On December 15, 2017, the Company sold 3.2 million shares of common stock (excluding any shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $185.00 per share for aggregate net proceeds of $569.8 million.  In January 2018, the Company sold 0.3 million shares of common stock pursuant to the partial exercise of an overallotment option granted to the underwriters in connection with the December 2017 underwritten public offering at a price of $185.00 per share for aggregate net proceeds of $48.7 million.

11. Stock-based compensation

In January 2018 and 2017, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 2.0 million and 1.6 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. As of March 31, 2018, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 2.0 million.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $23.0 million and $11.5 million for the three months ended March 31, 2018 and 2017, respectively. Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the
	three months ended March 31,
	2018	2017
Stock options	$17,295	$9,342
Restricted stock units	5,541	1,956
Employee stock purchase plan	159	183
	$22,995	$11,481

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the
	three months ended March 31,
	2018	2017
Research and development	$11,624	$5,654
General and administrative	11,371	5,827
	$22,995	$11,481

In February 2018, the Company issued 0.3 million restricted stock units with service and performance conditions to employees, none of which vested during the three months ended March 31, 2018. Vesting of these awards is contingent on the occurrence of a certain regulatory milestone event and fulfillment of any remaining service condition.  As a result, the related compensation cost is recognized as expense when achievement of the regulatory milestone is considered probable.  The Company did not recognize any expense during the three months ended March 31, 2018 related to this award. Upon achievement of the performance condition, and subject to the service-based condition, the Company may recognize up to $51.8 million in stock-based compensation expense.

As of March 31, 2018, the Company had $295.9 million of unrecognized stock-based compensation expense related to unvested stock options, restricted stock units and the employee stock purchase plan, which is expected to be recognized over a weighted-average period of 3.2 years, exclusive of any potential future stock-based compensation expense that may be recognized on any of the Company’s outstanding performance-based awards for which the performance conditions were deemed not probable of achievement as of March 31, 2018.

Stock option activity

The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted-average exercise price per share
Outstanding at December 31, 2017	3,755	$67.91
Granted	1,009	$203.72
Exercised	(301)	$65.53
Canceled or forfeited	(17)	$107.83
Outstanding at March 31, 2018	4,446	$98.91
Exercisable at March 31, 2018	1,844	$52.56
Vested and expected to vest at March 31, 2018	4,437	$98.91

During the three months ended March 31, 2018, 0.3 million shares of common stock were exercised, resulting in total proceeds to the Company of $19.7 million. In accordance with the Company’s equity award plans, the shares were issued from a pool of shares reserved for issuance under the equity award plans.

Restricted stock unit activity

The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted-average grant date fair value
Unvested balance at December 31, 2017	477	$80.72
Granted	522	$204.44
Vested	(74)	$63.26
Forfeited	(5)	$128.61
Unvested balance at March 31, 2018	920	$151.94

Refer above for discussion of the performance-based restricted stock units granted in February 2018, which are included in the table above.

Employee stock purchase plan

On June 3, 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 238,000 shares of the Company’s common stock to participating employees. During the three months ended March 31, 2018 and 2017, 9,055 shares and 11,079 shares of common stock were issued under the 2013 ESPP, respectively.

12. Income taxes

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

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date.   In accordance with SAB 118, the Company determined a provisional amount for the impact on its prior year deferred tax assets and valuation allowance in its prior year financial statements.  The Company has not updated the provisional amounts and expects to complete the final assessment of the impact within the measurement period.

13. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three months ended
	March 31,
	2018	2017
Outstanding stock options	4,446	4,203
Restricted stock units	920	426
ESPP shares	6	11
	5,372	4,640

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 21, 2018.

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

Overview

We are a clinical-stage biotechnology company committed to developing potentially transformative gene therapies for severe genetic diseases and cancer. With our lentiviral-based gene therapy and gene editing capabilities, we have built an integrated product platform with broad potential application in these areas. We believe that gene therapy for severe genetic diseases has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our clinical programs in severe genetic diseases include our LentiGlobin® product candidate to treat transfusion-dependent β-thalassemia, or TDT, and to treat severe sickle cell disease, or severe SCD, and our Lenti-DTM product candidate to treat cerebral adrenoleukodystrophy, or CALD, a rare hereditary neurological disorder. Our programs in oncology are built upon our leadership in lentiviral gene delivery and T cell engineering, with a focus on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. bb2121 and bb21217, our product candidates in oncology, are CAR T cell product candidates for the treatment of multiple myeloma. We are co-developing and co-promoting the bb2121 product candidate in the United States with Celgene Corporation, or Celgene, and we have exclusively licensed to Celgene the development and commercialization rights for the bb2121 product candidate outside of the United States. We have exclusively licensed the development and commercialization rights for the bb21217 product candidate to Celgene, with an option to elect to co-develop and co-promote bb21217 within the U.S.

We are developing our LentiGlobin product candidate with the goal of filing for regulatory approval in the US and EU for different genotypes of TDT and for severe SCD.  Both TDT and severe SCD are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans.  We completed a Phase I/II study of our LentiGlobin product candidate in the United States, Australia, and Thailand for the treatment of subjects with TDT, called the Northstar Study (HGB-204). We are conducting the following clinical studies of our LentiGlobin product candidate: a single-center Phase I/II study in France of our LentiGlobin product candidate for the treatment of subjects with TDT or severe SCD (HGB-205); a multi-site, international, Phase III study for the treatment of subjects with TDT and a non-β0/β0 genotype, called the Northstar-2 Study (HGB-207); a multi-site, international, Phase III study for the treatment of subjects with TDT and a β0/β0 genotype, called the Northstar 3 Study (HGB-212); and a multi-site Phase I study in the United States for the treatment of subjects with severe SCD (HGB-206).  We have achieved our enrollment target for the adult and adolescent cohort in the Northstar 2 Study.  We anticipate filing a marketing authorization application in the EU for LentiGlobin for the treatment of adult and adolescent patients with TDT and a non-β0/β0 genotype during the second half of 2018, with a future Biologics License Application, or BLA, planned in the United States. We are also engaged with the U.S. Food and Drug Administration, or FDA, and the EMA in discussions regarding our proposed development plans for LentiGlobin in severe SCD.

We are developing our Lenti-D product candidate with the goal of filing for regulatory approval in the US and EU for CALD, a rare, hereditary neurological disorder that is often fatal.  We are planning to submit our first filing for regulatory approval of Lenti-D in 2019.  We are conducting a multi-site, international, Phase II/III clinical study of our Lenti-D™ product candidate, called the Starbeam Study (ALD-102), for the treatment of subjects with CALD.  Seventeen subjects were treated with our Lenti-D product candidate in the initial cohort of the Starbeam Study, and we are enrolling up to thirteen additional subjects in an expansion cohort of this study. We are also conducting an observational study of subjects with CALD treated by allogeneic hematopoietic stem-cell transplant referred to as the ALD-103 study. If our Lenti-D product candidate shows a sufficiently compelling treatment effect, and pending further discussion with regulatory authorities, the results from the Starbeam study could potentially form the basis of a BLA and a Marketing Authorization Application, or MAA, submission in the United States and European Union, respectively.

We are developing, in collaboration with Celgene, our bb2121 and bb21217 product candidates with the goal of filing for regulatory approval in multiple myeloma on a global basis, a hematologic malignancy that develops in the bone marrow that is fatal if untreated.  We are conducting a multi-site Phase I clinical study in the United States of our bb2121 product candidate for the treatment of subjects with relapsed/refractory multiple myeloma (CRB-401). bb2121 is the lead product candidate arising from our multi-year collaboration with Celgene, for the discovery, development and commercialization of CAR T cell therapies targeting B-cell maturation antigen, or BCMA. In March 2018 we entered into an agreement with Celgene to co-develop and co-promote bb2121 in which both parties will share equally in U.S. costs and profits.  The FDA has granted Breakthrough Therapy designation and the EMA has granted PRIME eligibility to the bb2121 product candidate for relapsed/refractory multiple myeloma.  In February 2018, Celgene treated the first subject in a multi-site Phase II clinical study in the United States and Europe of our bb2121 product candidate for the treatment of subjects with relapsed/refractory multiple myeloma.  Celgene has announced plans to initiate an international Phase III study of bb2121 in third line multiple myeloma in 2018 and plans to file a BLA with the FDA in 2019 for bb2121 to treat relapsed/refractory multiple myeloma.

In September 2017, we initiated a Phase I clinical study of bb21217, the second anti-BCMA product candidate arising from our collaboration with Celgene, and Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217. We currently expect we will exercise our option to co-develop and co-promote bb21217 within the U.S.  The FDA has granted Orphan Drug status to both bb2121 and bb21217 product candidates for the treatment of patients with relapsed/refractory multiple myeloma.

As of March 31, 2018, we had cash, cash equivalents and marketable securities of approximately $1.57 billion. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations into 2021.

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

We have never been profitable and have incurred net losses in each year since inception. Our net loss was $115.1 million for the three months ended March 31, 2018, and our accumulated deficit was $1.1 billion as of March 31, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•	conduct clinical studies for our LentiGlobin, Lenti-D product candidates, as well as for our anti-BCMA product candidates, and the bb2121 and bb21217 product candidates;
•	increase research and development-related activities for the discovery and development of oncology product candidates;
•	continue our research and development efforts;
•	manufacture clinical study materials and establish the infrastructure necessary to support and develop large-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates; and
•	add personnel to support our product development and commercialization efforts.

We do not expect to generate revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. We currently have no commercial-scale manufacturing facilities, and all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. If we seek to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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

Financial operations overview

Revenues

To date, we have not generated any revenues from the sale of products. Our revenues have been derived from collaboration arrangements, out-licensing arrangements, research fees, and grant revenues. Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective transition method.

Collaboration revenue is generated exclusively from our collaboration arrangement with Celgene. The terms of the arrangement contain multiple promised goods or services, which include at inception: (i) research and development services, (ii) a license to bb2121, and (iii) manufacture of vectors and associated payload for incorporation into bb2121 under the license.  As of September 2017, the collaboration also includes a license bb21217, the promised goods or services as part of which include: (i) research and development services, (ii) a license to bb21217, and (iii) manufacture of vectors and associated payload for incorporation into bb21217, under the license.  In March 2018, we entered into an agreement with Celgene to co-develop and co-promote bb2121 in which both parties will share equally in U.S. costs and profits.  Collaboration revenue is recognized as the performance obligations are satisfied.

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities.  This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements within the scope of ASC 808, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606.  Amounts that are owed to collaboration partners are recognized as an offset to collaboration revenues as such amounts are incurred by the collaboration partner.  Where amounts owed to a collaboration partner exceed our collaboration revenues in each quarterly period, such amounts are classified as research and development expense. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step model prescribed in Topic 606.

Nonrefundable license fees are recognized as revenue upon delivery of the license provided there are no unsatisfied performance obligations in the arrangement.  License revenue has historically been generated from our out-license agreements with Novartis Pharma AG, or Novartis, and GlaxoSmithKline Intellectual Property Development Limited, or GSK. This license agreement was assigned by GSK to Orchard Therapeutics Limited, effective as of April 11, 2018. Under our out-licensing agreements we may also recognize revenue from potential future milestone payments and royalties.

For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

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

•

Northstar Study (HGB-204) – In the quarter ended March 31, 2018, we completed a Phase I/II clinical study in the United States, Australia and Thailand to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT.

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

•

CRB-402 study – We are conducting a Phase I clinical study of our bb21217 product candidate, our next-generation anti-BCMA product candidate in the treatment of subjects with relapsed/refractory multiple myeloma.

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

	For the
	three months ended March 31,
	2018	2017
	(in thousands)
LentiGlobin	$32,797	$20,509
Lenti-D	6,197	3,984
bb2121	12,265	6,051
bb21217	3,270	—
Pre-clinical programs	11,159	4,583
Total direct research and development expense	65,688	35,127
Employee-and contractor-related expenses	7,225	4,418
Stock-based compensation expense	11,624	5,654
Platform-related expenses	4,672	3,623
Facility expenses	7,673	5,992
Other expenses	227	214
Total other research and development expenses	31,421	19,901
Total research and development expense	$97,109	$55,028

The costs associated with our bb21217 program were included in pre-clinical programs until the third quarter of 2017 when we initiated the first clinical study for bb21217.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. Additionally, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

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

As of March 31, 2018, there are $120.0 million in future contingent cash payments, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $2.8 million as of March 31, 2018, all of which is classified as a non-current liability on our condensed consolidated balance sheet.

Interest income, net

Interest income, net consists primarily of interest expense on the 60 Binney financing obligation and interest income earned on investments.

Other income (expense), net

Other income (expense), net consists primarily of losses on disposal of assets and gains and losses on foreign currency.

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2018, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 21, 2018, except as otherwise described below.

Revenue recognition

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective transition method. Under this method, we have recognized the cumulative effect of the adoption as an adjustment to the opening balance of accumulated deficit in the current period condensed consolidated balance sheet.  We have not revised our consolidated financial statements for prior periods. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.

Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

Once a contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations.  Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options.  We assess if these options provide a material right to the customer and if so, they are considered performance obligations.  The exercise of a material right is accounted for as a contract modification for accounting purposes.

We assess whether each promised good or service is distinct for the purpose of identifying the performance obligations in the contract. This assessment involves subjective determinations and requires management to make judgments about the individual promised goods or services and whether such are separable from the other aspects of the contractual relationship. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (that is, the good or service is capable of being distinct) and (ii) the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (that is, the promise to transfer the good or service is distinct within the context of the contract).  In assessing whether a promised good or service is distinct, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. We also consider the intended benefit of the contract in assessing whether a promised good or service is separately identifiable from other promises in the contract. If a promised good or service is not distinct, an entity is required to combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices (“SSP”) on a relative SSP basis. SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. In developing the SSP for a performance obligation, we consider applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated costs. We validate the SSP for performance obligations by evaluating whether changes in the key assumptions used to determine the SSP will have a significant effect on the allocation of arrangement consideration between multiple performance obligations.

If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

If an arrangement includes development and regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

In determining the transaction price, we adjust consideration for the effects of the time value of money if the timing of payments provides us with a significant benefit of financing.  We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.  We assessed each of our revenue generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of our arrangements.

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied at a point in time or over time, and if over time this is based on the use of an output or input method.

Collaboration revenue

To date, collaboration revenue has been exclusively generated from our collaboration arrangement with Celgene, which was originally entered into in March 2013 and was subsequently amended in June 2015, as further described in Note 8, “Collaboration revenue”.

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities.  This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606.  Amounts that are owed to collaboration partners are recognized as an offset to collaboration revenues as such amounts are incurred by the collaboration partner.  Where amounts owed to a collaboration partner exceed our collaboration revenues in each quarterly period, such amounts are classified as research and development expense. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step model described above.

License and royalty revenue

We enter into out-licensing agreements that are within the scope of Topic 606. We do not have any material license arrangements that contain more than one performance obligation. The terms of such out-license agreements include the license of functional intellectual property, given the functionality of the intellectual property is not expected to change substantially as a result of the licensor’s ongoing activities, and typically include payment of one or more of the following: non-refundable up-front license fees; development, regulatory and milestone payments based on the level of sales; and royalties on net sales of licensed products. Nonrefundable up-front license fees are recognized as revenue at a point in time when the licensed intellectual property is made available for the customer’s use and benefit, which is generally at the inception of the arrangement.  Milestone fees, which are a type of variable consideration, are recognized as revenue to the extent that it is probable that a significant reversal will not occur. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

Impact of Topic 606 adoption

As a result of adopting Topic 606, we recorded a $29.4 million adjustment to the opening balance of accumulated deficit in the first quarter of 2018 primarily as a result of the treatment of the up-front consideration received in March 2013 under ASC 605-25 versus Topic 606.  Refer below for a summary of the amount by which each financial statement line item was affected the impact of the cumulative adjustment:

	Impact of Topic 606 Adoption on Condensed Consolidated Balance Sheet as of January 1, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$45,344	$19,670	$25,674
Deferred revenue, net of current portion	$31,468	$9,705	$21,763
Accumulated deficit	$(943,183)	$(29,375)	$(913,808)

The amount by which each financial statement line item is affected in the current reporting period by Topic 606 as compared with the guidance that was in effect prior to adoption is disclosed below.

	Impact of Topic 606 Adoption on Condensed Consolidated Balance Sheet as of March 31, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$34,040	$14,503	$19,537
Deferred revenue, net of current portion	$28,806	$8,740	$20,066
Accumulated deficit	$(1,058,308)	$(23,243)	$(1,035,065)

	Impact of Topic 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended March 31, 2018
(in thousands, except per share data)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$15,608	$6,133	$9,475
Net loss	$(115,126)	$6,133	$(121,259)
Net loss per share - basic and diluted:	$(2.31)	$0.12	$(2.43)

	Impact of Topic 606 Adoption on Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Net loss	$(115,126)	$6,133	$(121,259)
Changes in deferred revenue	$(13,966)	$(6,133)	$(7,833)

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017:

	For the
	three months ended March 31,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration revenue	$15,608	$6,832	$8,776
License and royalty revenue	349	—	349
Total revenues	15,957	6,832	9,125
Operating expenses:
Research and development	97,109	55,028	42,081
General and administrative	34,926	20,284	14,642
Cost of license and royalty revenue	17	—	17
Change in fair value of contingent consideration	534	1,433	(899)
Total operating expenses	132,586	76,745	55,841
Loss from operations	(116,629)	(69,913)	46,716
Interest income, net	1,388	1,556	168
Other income (expense), net	115	(355)	(470)
Loss before income taxes	(115,126)	(68,712)	46,414
Net loss	$(115,126)	$(68,712)	$46,414

Revenues. Total revenue was $16.0 million for the three months ended March 31, 2018, compared to $6.8 million for the three months ended March 31, 2017. The increase of $9.1 million was primarily attributable to collaboration revenue for the bb2121 license and manufacturing services under our agreement with Celgene and the $6.1 million adjustment associated with our adoption of Topic 606.

Research and development expenses. Research and development expenses were $97.1 million for the three months ended March 31, 2018, compared to $55.0 million for the three months ended March 31, 2017. The overall increase of $42.1 million was primarily attributable to the following:

•	$20.8 million of increased costs incurred for material production, laboratory expenses, and collaboration research.
•

$7.1 million of increased employee compensation and benefit expense, in addition to $6.0 million increased stock based compensation expense and $0.5 million in other headcount related costs primarily due to an increase in headcount to support overall growth;

•

$3.3 million of license and milestone fees (exclusive of any costs recorded in cost of license and royalty revenue) primarily driven by milestones triggered by the first patient treated in the Phase 2 clinical study of bb2121 which is run by our collaborative partner, Celgene;

•	$2.7 million of increased clinical trial related costs necessary to support the advancement of our clinical and pre-clinical programs; and
•	$1.7 million of increased facility related costs.

General and administrative expenses. General and administrative expenses were $34.9 million for the three months ended March 31, 2018, compared to $20.3 million for the three months ended March 31, 2017. The increase of $14.6 million was primarily attributable to $5.5 million of increased stock-based compensation expense, $3.9 million of increased employee compensation and benefit expense, as well as $1.1 million in other headcount related costs primarily due to an increase in headcount to support overall growth.  In addition, the overall increase is driven by increased market research costs of $1.7 million and increased professional and consulting fees of $1.7 million.

Cost of license and royalty revenue. Cost of license and royalty revenue was less than $0.1 million for the three months ended March 31, 2018 and nil for the three months ended March 31, 2017.  The increase was attributable to expense associated with amounts owed to third party licensors in connection with royalty revenue recognized under our out-license arrangement with Novartis.

Change in fair value of contingent consideration. The change in fair value of contingent consideration is driven by changes in assumptions related to estimated milestone achievement dates and probabilities of achievement.

Interest income, net.  The change in interest income, net was primarily related to interest income earned on investments, offset by interest expense on the 60 Binney financing obligation.

Other income (expense), net.  The change in other income (expense), net was primarily related to gains and losses on foreign currency.

Liquidity and Capital Resources

As of March 31, 2018, we had cash, cash equivalents and marketable securities of approximately $1.57 billion. We expect cash, cash equivalents and marketable securities to fund our planned operations into 2021. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2018, our funds are primarily held in U.S. Treasury securities, U.S. government agency securities, certificates of deposit and money market accounts.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of March 31, 2018 we had an accumulated deficit of $1.1 billion. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	For the three months ended
	March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(108,822)	$(75,303)
Net cash used in investing activities	(264,725)	(4,454)
Net cash provided by financing activities	71,677	16,871
Net decrease in cash, cash equivalents and restricted cash	$(301,870)	$(62,886)

Cash Flows from Operating Activities. The $33.5 million increase in cash used in operating activities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was partially due to the increase in net loss during this period of $115.1 million, which was driven by increased payroll and payroll-related expenses and spending on our clinical and pre-clinical stage programs to support overall growth.  Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities. The $260.3 million increase in cash used by investing activities for the three months ended March 31, 2018 was primarily due to an increase of $319.5 million in cash used to purchase marketable securities, offset by an increase of $40.6 million in proceeds received from the maturity of marketable securities and a decrease of $18.6 million in cash used to purchase property, plant and equipment when compared to the three months ended March 31, 2017.

Cash Flows from Financing Activities. The $54.8 million increase in cash provided by financing activities was primarily driven by the January 2018 sale of 0.3 million shares of common stock pursuant to the partial exercise of an overallotment option granted to underwriters in connection with our December 2017 underwritten public offering, which generated net proceeds of $48.7 million.  The overall increase in cash provided by financing activities is also attributed to an increase of $16.9 million in proceeds from the issuance of common stock, offset by a decrease of $10.7 million in the reimbursement of tenant improvements under our financing lease obligation in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 21, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of March 31, 2018 and December 31, 2017, we had cash, cash equivalents and marketable securities of $1.57 billion and $1.61 billion, respectively, primarily invested in U.S. government agency securities and treasuries, federally insured certificates of deposit and money market accounts invested in U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2018, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $9.3 million.

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

As of March 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, we implemented certain internal controls in connection with our adoption of Topic 606.  There were no other changes in our internal control over financial reporting during the first quarter of 2018, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2018, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the Securities and Exchange Commission, or the SEC, on February 21, 2018.

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

In addition, the clinical study requirements of the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Currently, only a few gene therapy products have been approved in the Western world, including Spark’s gene therapy product, which received approval from the FDA in 2017, Orchard Therapeutic’s Strimvelis, and Novartis’s and Gilead’s CAR-T therapies, which received approval from the FDA in 2017. Given the few precedents of approved gene therapy products, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the EU or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

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

Initial results from our clinical studies of LentiGlobin suggest that patients with TDT and a non-β0/β0 genotype experienced better outcomes to treatment with our LentiGlobin product candidate than patients with TDT and a β0/β0 genotype. Consequently, we expect to seek FDA approval of our LentiGlobin product candidate initially for the treatment of patients with TDT and a non-β0/β0 genotype. In order to support an application for FDA approval of our LentiGlobin product candidate in patients with TDT and a β0/β0 genotype, we initiated the HGB-212 study, but we do not know if or when our LentiGlobin product candidate may be commercially available to patients with all genotypes.

* The results from our Starbeam Study may not be sufficiently robust to support the submission of marketing approval for our Lenti-D product candidate.

The FDA has previously advised us that our Starbeam Study, which is a single-arm, open-label study to evaluate the safety and efficacy of our Lenti-D product candidate to halt the progression of CALD, may not be deemed to be a pivotal study or may not provide sufficient support for a Biologics License Application, or BLA, submission. The FDA normally requires two pivotal clinical studies to approve a drug or biologic product. The FDA typically does not consider a single clinical study to be adequate to serve as a pivotal study unless it is, among other things, well-controlled and demonstrates a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with potentially serious outcome, and a confirmatory study would be practically or ethically impossible. Due to the nature of CALD and the limited number of patients with this condition, we believe a placebo-controlled and blinded study is not practicable for ethical and other reasons. However, it is still possible that, even if we achieve favorable results in the Starbeam Study, the FDA may require us to enroll additional subjects or conduct additional clinical studies, possibly involving a larger sample size or a different clinical study design, particularly if the FDA does not find the results from the Starbeam Study to be sufficiently persuasive to support a BLA submission. The FDA may also require that we conduct a longer follow-up period of subjects treated with our Lenti-D product candidate prior to accepting our BLA submission.

The Starbeam Study was not designed to achieve a statistically significant efficacy determination. Rather, we anticipate that the safety and efficacy of our Lenti-D product candidate will be evaluated in light of the data collected in our observational ALD-103 study. We expect that the FDA will assess the totality of the safety and efficacy data from our CALD clinical studies in reviewing any future BLA submission for our Lenti-D product candidate. Based on this assessment, the FDA may require that we conduct additional clinical studies prior to submitting or approving a BLA for this indication.

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

In general, the FDA requires the successful completion of two pivotal trials to support approval of a BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. If successful, we believe the results from our ongoing Northstar-2 Study, together with data from our Northstar Study and ongoing HGB-205 study, could be sufficient to form the basis for a BLA submission for our LentiGlobin product candidate to treat adult and adolescent patients with TDT and a non-β0/β0 genotype. In addition, if successful, we believe the results from our Northstar-3 Study, together with data from our Northstar Study and ongoing Northstar-2 Study, could be sufficient to form the basis for a BLA supplement submission for our LentiGlobin product candidate to treat patients with TDT and a β0/β0 genotype. However, it should be noted that our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. Depending on the outcome of these ongoing clinical studies, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval for a BLA for our LentiGlobin product candidate for the treatment of TDT.

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

* Changes in our manufacturing processes may cause delays in our clinical development and commercialization plans.

The manufacturing processes for our lentiviral vectors and our product candidates are complex. We have developed and have implemented an improved manufacturing process of our LentiGlobin drug product that is being administered in our Northstar-2 Study in patients with TDT and a non-β0/β0 genotype, our amended ongoing HGB-206 study in patients with severe SCD, and our Northstar-3 Study in patients with TDT and a β0/β0 genotype. The LentiGlobin drug product manufactured using the improved manufacturing process may not lead to similar or improved efficacy or safety results in subjects, as compared to the LentiGlobin drug product used in the Northstar Study, the ongoing HGB-205 study, or the HGB-206 study under the original protocol.

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

We are co-developing and co-promoting the bb2121 product candidate in the United States with Celgene under our amended and restated co-development and co-promotion agreement with Celgene, the “bb2121 CCPS”.  Under the bb2121 CCPS, we and Celgene share the obligation to develop and commercialize the bb2121 product candidate in the United States, and we will be solely dependent on Celgene to develop and commercialize bb2121 outside of the United States.

In addition, we have exclusively licensed to Celgene the right to develop and commercialize the bb21217 product candidate, and we retain an option to co-develop and co-promote bb21217 in the United States under our license agreement and collaboration agreement with Celgene. With respect to bb21217, we are responsible for completing the ongoing CRB-402 study, but Celgene is responsible for further clinical development and commercialization costs, unless we choose to exercise our option to co-develop and co-promote bb21217 in the United States. If we exercise our option to co-develop and co-promote bb21217 in the United States, we and Celgene will share the obligation to develop and commercialize bb21217 in the United States, and we will be solely dependent on Celgene to develop and commercialize bb21217 outside of the United States.

In our partnership with Celgene, Celgene is obligated to use commercially reasonable efforts to develop and commercialize bb2121 and bb21217. Celgene may determine however, that it is commercially reasonable to develop and commercialize a next-generation product candidate, rather than continue the development of bb2121 and bb21217. Alternatively, Celgene may determine that it is not commercially reasonable to continue development of any product candidates that arise from our collaboration. These outcomes may occur for many reasons, including internal business reasons, results from clinical trials or because of unfavorable regulatory feedback. Further, on review of the safety and efficacy data, the FDA may impose requirements on the clinical trial program that render such a program commercially nonviable. In addition, under our agreements with Celgene, Celgene may determine the development plan and activities for that product candidate. We may disagree with Celgene about the development strategy it employs, but we will have limited rights to impose our development strategy on Celgene. Similarly, Celgene may decide to seek regulatory approval for, and limit commercialization of, bb2121 or bb21217 to narrower indications than we would pursue. More broadly, if Celgene elects to discontinue the development of bb2121 or bb21217, we may be unable to advance the product candidate ourselves. We would also be prevented from developing or commercializing another CAR T cell-based product candidate that targets BCMA outside of our collaboration with Celgene.

This partnership may not be scientifically or commercially successful for us due to a number of important factors, including the following:

•

Celgene has wide discretion in determining the efforts and resources that it will apply to its partnership with us. The timing and amount of any development milestones, and downstream commercial profits, milestones and royalties that we may receive under such partnership will depend on, among other things, Celgene’s efforts, allocation of resources and successful development and commercialization of bb2121, bb21217 and other product candidates that are the subject of its collaboration with us.

•

Celgene may develop and commercialize, either alone or with others, products that are similar to or competitive with bb2121, bb21217 and other product candidates that are the subject of its collaboration with us. For example, Celgene is currently commercializing certain of its existing products, including lenalidomide and pomalidomide, for certain patients with relapsed/refractory multiple myeloma and is also developing JCAR-H125, another CAR-T product candidate targeting BCMA that it obtained through its acquisition of Juno Therapeutics, Inc. in March 2018.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $115.1 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $1.1 billion.

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

As of March 31, 2018, our cash, cash equivalents and marketable securities were $1.57 billion. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current operations into 2021. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

* We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

We are engaged in gene therapy for severe genetic and rare diseases and in the field of T cell-based immunotherapy, both of which are competitive and rapidly changing fields. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Some of the pharmaceutical and biotechnology companies we expect to compete with in the areas of severe genetic diseases include Bellicum Pharmaceuticals, Inc., Acceleron Pharma, Inc. through their collaboration with Celgene Corporation, Orchard Therapeutics, Ltd. following their acquisition from GlaxoSmithKline of the product candidates and collaboration with TIGET, Sangamo BioSciences, Inc., through their collaboration with Sanofi, Novartis AG, Global Blood Therapeutics Inc., CRISPR Therapeutics AG, through their collaboration with Vertex Pharmaceuticals Incorporated, and in the area of anti-BCMA CAR-T therapies, Janssen Pharmaceuticals, Inc., through its collaboration with Nanjing Legend Biotech, Poseida Therapeutics Inc., Gilead Sciences, Inc., following their acquisition of Kite Pharma, Inc., Novartis AG, Adaptimmune Therapeutics plc, and Celgene Corporation following their acquisition of Juno Therapeutics, Inc.  In addition, many universities and private and public research institutes are active in our target disease areas.

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

As of March 31, 2018, we had 518 full-time employees. As our business activities expand, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

Comprehensive Tax Reform Legislation Could Adversely Affect Our Business And Financial Condition.

On December 22, 2017, the “Tax Cuts and Jobs Act” (TCJA) was enacted.  The TCJA significantly reforms the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and net operating loss carryforwards, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate tax rate, and the impact of the reduction to our deferred tax assets and associated valuation allowance was recognized in 2017.  We continue to examine the impact this tax reform legislation may have on our business. The impact of this tax reform is uncertain and could be adverse.

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

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Jason Cole (Chief Legal Officer), David Davidson (Chief Medical Officer), and Susanna High (Chief Operating Officer)), and certain of our directors (including Mark Vachon) have entered into trading plans covering periods after the date of this Quarterly Report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1	333-188605	4.5	May 14, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013

10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013

10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013

10.7†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017

10.8†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013

10.9†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013

10.10†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.11†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015

10.12†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.13†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.10	May 14, 2013

10.14†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1	333-188605	10.11	May 14, 2013

10.15†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 7, 2015

10.16	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016

10.17	Amendment No. 2 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.17	November 1, 2017

10.18†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q/A	001-35966	10.16	November 2, 2016

10.19†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.19	November 1, 2017

10.20†	Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated March 26, 2018	—	—	—	Filed herewith

10.21†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q/A	001-35966	10.17	November 2, 2016

10.22†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017

10.23†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q/A	001-35966	10.18	November 2, 2016

10.24#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.25#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.26#	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.27#	Transitional Services and Separation Agreement by and between the Registrant and Mitch Finer	10-Q	001-35966	10.17	May 6, 2015

10.28#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.29#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.30#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016

10.31#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017

10.32#	Employment Agreement, dated October 20, 2014, by and between the Registrant and James DeTore	8-K	001-35966	10.1	November 10, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.33#	Separation Agreement, dated February 24, 2016, by and between the Registrant and James DeTore	10-Q	001-35966	10.27	May 4, 2016

10.34#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 7, 2015

10.35#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017

10.36#	Employment Agreement, dated November 23, 2016, by and between the Registrant and Susanna High	10-K	001-35966	10.32	February 22, 2017

10.37#	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.19	May 13, 2014

10.38#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.39#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018

10.40#	Offer Letter, dated November 16, 2017, by and between the Registrant and Kory Wentworth	10-K	001-35966	10.39	February 21, 2018

10.41#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013

10.42	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.43	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

10.44	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	10-Q	001-35966	10.24	August 12, 2014

10.45	Consent to Assignment, dated September 30, 2016, by and among the Registrant, ARE-MA Region No. 50, LLC, and Foundation Medicine, Inc.	10-Q	001-35966	10.35	November 2, 2016

10.46	Assignment and Assumption of Lease, dated September 30, 2016, by and between the Registrant and Foundation Medicine, Inc.	10-Q	001-35966	10.36	November 2, 2016

10.47	Lease, dated June 29, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	10-Q	001-35966	10.29	August 7, 2015

10.48†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015

10.49	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	August 3, 2016

10.50	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017

10.51	Termination of Lease, dated February 10, 2017, by and between the Registrant and ARE-MA Region No. 38, LLC	10-K	001-35966	10.45	February 22, 2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.	—	—	—	Filed herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: May 2, 2018	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: May 2, 2018	By:	/s/ Jeffrey Walsh
Jeffrey Walsh Chief Financial and Strategy Officer (Principal Financial Officer and Duly Authorized Officer)