Form 10-Q
period 2018-06-30
bluebird bio, Inc.
filed 2018-08-02
CIK 1293971

!

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 27, 2018, there were 54,157,916 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par value amounts)

	As of	As of
	June 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$333,949	$758,505
Marketable securities	743,010	531,604
Tenant improvement receivable	19	3,112
Prepaid expenses	24,053	21,171
Receivables and other current assets	4,713	8,377
Total current assets	1,105,744	1,322,769
Marketable securities	380,284	324,193
Property, plant and equipment, net	219,226	199,606
Intangible assets, net	15,050	16,931
Goodwill	13,128	13,128
Restricted cash and other non-current assets	28,079	23,940
Total assets	$1,761,511	$1,900,567
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$17,936	$12,873
Accrued expenses and other current liabilities	71,003	57,065
Deferred revenue, current portion	27,323	25,674
Total current liabilities	116,262	95,612
Deferred revenue, net of current portion	27,900	21,763
Contingent consideration	3,027	2,231
Financing lease obligation, net of current portion	154,103	154,749
Other non-current liabilities	2,685	2,780
Total liabilities	303,977	277,135
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 50,225 and 49,406 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	502	494
Additional paid-in capital	2,666,729	2,540,951
Accumulated other comprehensive loss	(5,394)	(4,205)
Accumulated deficit	(1,204,303)	(913,808)
Total stockholders’ equity	1,457,534	1,623,432
Total liabilities and stockholders’ equity	$1,761,511	$1,900,567

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue	$7,437	$6,146	$23,045	$12,978
License and royalty revenue	414	10,570	763	10,570
Total revenues	7,851	16,716	23,808	23,548
Operating expenses:
Research and development	115,014	63,891	212,123	118,919
General and administrative	41,168	21,197	76,094	41,481
Cost of license and royalty revenue	21	420	36	420
Change in fair value of contingent consideration	262	(970)	796	463
Total operating expenses	156,465	84,538	289,049	161,283
Loss from operations	(148,614)	(67,822)	(265,241)	(137,735)
Interest income (expense), net	2,436	(2,242)	3,824	(687)
Other income (expense), net	182	(834)	297	(1,189)
Loss before income taxes	(145,996)	(70,898)	(261,120)	(139,611)
Net loss	$(145,996)	$(70,898)	$(261,120)	$(139,611)
Net loss per share - basic and diluted:	$(2.91)	$(1.73)	$(5.22)	$(3.41)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	50,153	41,035	50,038	40,936
Other comprehensive loss:
Other comprehensive loss, net of tax expense of $0.0 and $0.0 million for the three and six months ended June 30, 2018 and 2017, respectively	(345)	(165)	(1,189)	(266)
Total other comprehensive loss	(345)	(165)	(1,189)	(266)
Comprehensive loss	$(146,341)	$(71,063)	$(262,309)	$(139,877)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(261,120)	$(139,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	796	463
Depreciation and amortization	8,199	6,281
Stock-based compensation expense	51,051	24,971
Other non-cash items	2,834	2,334
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,279)	(9,594)
Accounts payable	4,097	2,003
Accrued expenses and other liabilities	9,862	(8,509)
Deferred revenue	(21,589)	(7,682)
Deferred rent	(73)	507
Net cash used in operating activities	(209,222)	(128,837)
Cash flows from investing activities:
Purchase of property, plant and equipment, including assets under financing lease obligation	(20,689)	(39,509)
Purchases of marketable securities	(689,163)	(116,740)
Proceeds from maturities of marketable securities	417,640	210,810
Net cash (used in) provided by investing activities	(292,212)	54,561
Cash flows from financing activities:
Proceeds from public offering of common stock, net of issuance costs	48,702	436,805
Reimbursement of assets under financing lease obligation	3,098	36,399
Payments on financing lease obligation	(446)	(120)
Proceeds from issuance of common stock	25,624	8,639
Net cash provided by financing activities	76,978	481,723
(Decrease) increase in cash, cash equivalents and restricted cash	(424,456)	407,447
Cash, cash equivalents and restricted cash at beginning of period	772,268	293,277
Cash, cash equivalents and restricted cash at end of period	$347,812	$700,724
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$7,815	$1,194
Assets acquired under financing lease obligation	$—	$2,297
Tenant improvements under financing lease included in tenant improvements receivable	$14	$3,635

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

As of June 30, 2018, the Company had cash, cash equivalents and marketable securities of $1.46 billion. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months.

2. Basis of presentation, principles of consolidation and significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2018 and 2017.

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

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. As of June 30, 2018, there have been no changes to the Company’s subsidiary listing, which is included as an exhibit to its Annual Report on Form 10-K for the year ended December 31, 2017.  All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to GAAP. The Company views its operations and manages its business in one operating segment. All material long-lived assets of the Company reside in the United States.

Significant accounting policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2018 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K, except as noted below with respect to the Company’s revenue recognition, collaboration revenue and license and royalty revenue accounting policies and as noted within the “Recent accounting pronouncements – Recently adopted” section below.

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

The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time recognition is based on the use of an output or input method.

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

License and royalty revenue

The Company enters into out-licensing agreements that are within the scope of Topic 606. The Company does not have any material license arrangements that contain more than one performance obligation. The terms of such out-license agreements include the license of functional intellectual property, given the functionality of the intellectual property is not expected to change substantially as a result of the licensor’s ongoing activities, and typically include payment of one or more of the following: non-refundable up-front license fees; development and regulatory milestone payments and milestone payments based on the level of sales; and royalties on net sales of licensed products. Nonrefundable up-front license fees are recognized as revenue at a point in time when the licensed intellectual property is made available for the customer’s use and benefit, which is generally at the inception of the arrangement.  Milestone fees, which are a type of variable consideration, are recognized as revenue to the extent that it is probable that a significant reversal will not occur. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

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

As a result of adopting Topic 606, the Company recorded a $29.4 million adjustment to the opening balance of accumulated deficit in the first quarter of 2018 primarily as a result of the accounting for the up-front consideration received in March 2013 in connection with the collaboration arrangement with Celgene under ASC 605-25 versus Topic 606.  Refer below for a summary of the amount by which each financial statement line item was affected by the impact of the cumulative adjustment:

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

	Impact of Topic 606 Adoption on Condensed Consolidated Balance Sheet as of June 30, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$27,323	$12,010	$15,313
Deferred revenue, net of current portion	$27,900	$8,545	$19,355
Accumulated deficit	$(1,204,303)	$(20,555)	$(1,183,748)

	Impact of Topic 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended June 30, 2018
(in thousands, except per share data)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$7,437	$887	$6,550
Research and development expense	$115,014	$(1,800)	$116,814
Net loss	$(145,996)	$2,687	$(148,683)
Net loss per share - basic and diluted:	$(2.91)	$0.05	$(2.96)

	Impact of Topic 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss for the Six Months Ended June 30, 2018
(in thousands, except per share data)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$23,045	$7,020	$16,025
Research and development expense	$212,123	$(1,800)	$213,923
Net loss	$(261,120)	$8,820	$(269,940)
Net loss per share - basic and diluted:	$(5.22)	$0.17	$(5.39)

	Impact of Topic 606 Adoption on Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Net loss	$(261,120)	$8,820	$(269,940)
Changes in deferred revenue	$(21,589)	$(8,820)	$(12,769)

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

ASU 2016-18, Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective January 1, 2018.  As a result of adopting ASU 2016-18, the Company includes its restricted cash balance in the cash and cash equivalents reconciliation of operating, investing and financing activities.  The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(in thousands)	As of June 30, 2018	As of June 30, 2017
Cash and cash equivalents	$333,949	$686,334
Restricted cash included in receivables and other current assets	100	627
Restricted cash included in restricted cash and other non-current assets	13,763	13,763
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$347,812	$700,724

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

Not yet adopted

ASU 2016-02, Leases

In February 2016, the FASB issued ASU 2016-02, Leases, (“ASU 2016-02”), which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. The new standard will be effective beginning January 1, 2019. The Company is currently evaluating the potential impact ASU 2016-02 may have on its financial position and results of operations.  The Company’s assessment will include, but is not limited to, evaluating the impact that this standard has on the lease of its corporate headquarters at 60 Binney in Cambridge, Massachusetts, its laboratory space in Seattle, Washington, its office space in Zug, Switzerland, and any of its embedded leases.

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

ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”).  The new standard allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The new standard will be effective beginning January 1, 2019 and early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations upon adoption.

ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”).  The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions.  The new standard will be effective beginning January 1, 2019 and early adoption is permitted.  The Company is currently evaluating the potential impact ASU 2018-07 may have on its results of operations upon adoption.

3. Marketable securities

The following table summarizes the available-for-sale securities held at June 30, 2018 and December 31, 2017 (in thousands):

Description	Amortized cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2018
U.S. government agency securities and treasuries	$1,116,012	$36	$(4,714)	$1,111,334
Certificates of deposit	11,960	—	—	11,960
Total	$1,127,972	$36	$(4,714)	$1,123,294
December 31, 2017
U.S. government agency securities and treasuries	$841,895	$—	$(3,579)	$838,316
Certificates of deposit	17,480	1	—	17,481
Total	$859,375	$1	$(3,579)	$855,797

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2018 and December 31, 2017, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale marketable securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the six months ended June 30, 2018 or 2017, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2018 and December 31, 2017 was $807.2 million and $704.1 million, respectively. As of June 30, 2018 and December 31, 2017, there were $101.2 million and $134.4 million in securities held by the Company in an unrealized loss position for more than twelve months, respectively. The aggregate unrealized loss on securities held by the Company for less than twelve months as of June 30, 2018 and December 31, 2017 was $4.3 million and $3.3 million, respectively.  The aggregate unrealized loss on securities held by the Company for more than twelve months as of June 30, 2018 and December 31, 2017 was $0.4 million and $0.3 million, respectively. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of June 30, 2018 and December 31, 2017.

No available-for-sale securities held as of June 30, 2018 or December 31, 2017 had remaining maturities greater than three years.

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2018
Assets:
Cash and cash equivalents	$333,949	$333,949	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	1,111,334	—	1,111,334	—
Certificates of deposit	11,960	—	11,960	—
Total assets	$1,457,243	$333,949	$1,123,294	$—
Liabilities:
Contingent consideration	$3,027	$—	$—	$3,027
Total liabilities	$3,027	$—	$—	$3,027
December 31, 2017
Assets:
Cash and cash equivalents	$758,505	$758,505	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	838,316	—	838,316	—
Certificates of deposit	17,481	—	17,481	—
Total assets	$1,614,302	$758,505	$855,797	$—
Liabilities:
Contingent consideration	$2,231	$—	$—	$2,231
Total liabilities	$2,231	$—	$—	$2,231

Cash, cash equivalents and marketable securities

The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of June 30, 2018 and December 31, 2017, cash and cash equivalents comprises funds in cash and money market accounts.

Marketable securities classified as Level 2 within the valuation hierarchy generally consist of U.S. treasury securities and government agency securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2021 to 2028 and discount rates ranging from 15.6% to 16.5%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations, which include Level 3 inputs (in thousands):

For the six months ended
June 30, 2018
Beginning balance	$2,231
Additions	—
Changes in fair value	796
Payments	—
Ending balance	$3,027

Please refer to Note 7, “Commitments and contingencies” for further information.

5. Property, plant and equipment, net

Property, plant and equipment, net, consists of the following (in thousands):

	As of	As of
	June 30, 2018	December 31, 2017
Land	$1,210	$1,210
Building	167,155	164,414
Computer equipment and software	5,551	5,134
Office equipment	5,036	4,478
Laboratory equipment	30,293	24,914
Leasehold improvements	272	116
Construction-in-progress	31,876	15,189
Total property, plant and equipment	241,393	215,455
Less accumulated depreciation and amortization	(22,167)	(15,849)
Property, plant and equipment, net	$219,226	$199,606

North Carolina manufacturing facility

In November 2017, the Company acquired a manufacturing facility, which is in the process of construction, in Durham, North Carolina for the future manufacture of lentiviral vector for the Company’s gene and cell therapies.  Construction-in-progress as of June 30, 2018 and December 31, 2017 includes $28.1 million and $12.9 million, respectively, related to the North Carolina manufacturing facility.

60 Binney Street lease

As of June 30, 2018, total property, plant and equipment, gross, includes $167.2 million related to the Company’s headquarters at 60 Binney Street in Cambridge, Massachusetts, of which $156.0 million was incurred by the landlord. As of December 31, 2017, total property, plant and equipment, gross, includes $164.4 million related to the Company’s headquarters at 60 Binney Street in Cambridge, Massachusetts, of which $156.0 million was incurred by the landlord.  Please refer to Note 7, "Commitments and contingencies" for further information.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	June 30, 2018	December 31, 2017
Accrued goods and services	$52,683	$29,533
Employee compensation	13,383	19,657
Accrued professional fees	1,748	1,402
Financing lease obligation, current portion	1,214	1,051
Accrued license and milestone fees	914	4,584
Other	1,061	838
Total accrued expenses and other current liabilities	$71,003	$57,065

7. Commitments and contingencies

Operating lease commitments

On June 3, 2016, the Company entered into a strategic manufacturing agreement for the future commercial production of the Company’s Lenti-D and LentiGlobin product candidates with a contract manufacturing organization. Under this 12 year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, the Company was required to pay $12.5 million upon the achievement of certain contractual milestones, and may pay up to $8.0 million in additional contractual milestones if the Company elects its option to lease additional suites. The Company paid $5.0 million for the achievement of the first and second contractual milestones during 2016 and paid $5.5 million for the third and fourth contractual milestones achieved during 2017.  In March 2018, $1.5 million of the possible $2.0 million related to the fifth contractual milestone was achieved and was paid in the second quarter of 2018.  Given that construction was completed in March 2018, beginning in April 2018 the Company will pay $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites. The Company may terminate this agreement at any time upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. The Company concluded that this agreement contains an embedded lease as the suites are designated for the Company’s exclusive use during the term of the agreement. The Company concluded that it is not the deemed owner during construction nor is it a capital lease under ASC 840-10, Leases – Overall.  As a result, the Company accounts for the agreement as an operating lease and expenses the rental payments on a straight-line basis over the non-cancellable term of the embedded lease.

On November 18, 2016, the Company entered into an agreement for future clinical and commercial production of the Company’s LentiGlobin and Lenti-D gene therapy drug products with a contract manufacturing organization at an existing facility. The term of the agreement is five years with a three year renewal at the mutual option of each party. Under the agreement, the Company is required to pay an up-front fee of €3.0 million, €2.0 million of which was paid in the fourth quarter of 2016 and €1.0 million of which is expected to be paid in the third quarter of 2018, and annual maintenance and production fees of up to €9.8 million, depending on its production needs. The Company may terminate this agreement with twelve months’ notice and a one-time termination fee. The Company concluded that this agreement contains an embedded lease as the clean rooms are designated for the Company’s exclusive use during the term of the agreement, and determined that it is not a capital lease under ASC 840-10, Leases – Overall. As a result, the Company accounts for the agreement as an operating lease and expenses the rental payments on a straight-line basis over the non-cancellable term of the embedded lease.

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

The Company evaluated the 60 Binney Street Lease upon occupancy on March 27, 2017 and determined that the 60 Binney Street Lease did not meet the criteria for “sale-leaseback” treatment. This determination was based on, among other things, the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Accordingly, upon occupancy, the Company commenced depreciating the building over a useful life of 40 years and incurred interest expense related to the financing obligation of $3.9 million and $7.8 million for the three and six months ended June 30, 2018, respectively.  The Company incurred interest expense related to the financing obligation of $3.7 million for the three and six months ended June 30, 2017.  The Company currently maintains a $13.8 million letter of credit as required under the terms of the lease.  Subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease to $9.2 million over time.

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

Other funding commitments

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at June 30, 2018 and December 31, 2017 or royalties on future sales of specified products.  Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts due in the event of termination to be based on the timing of the termination and the terms of the agreement.  In each of 2018 and 2019, the Company expects to make payments of approximately $12.0 million under an agreement with a contract manufacturer.

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

Amended Collaboration Agreement

On June 3, 2015, the Company and Celgene amended and restated the Collaboration Agreement (the “Amended Collaboration Agreement”).  Under the Amended Collaboration Agreement, the parties narrowed the focus of the collaboration exclusively to anti- B-cell maturation antigen (“BCMA”) product candidates for a new three-year term that ended in June 2018. In connection with the Amended Collaboration Agreement, the Company received an upfront, one-time, non-refundable, non-creditable payment of $25.0 million. The collaboration will continue to be governed by the JSC. Under the terms of the Amended Collaboration Agreement, for up to two product candidates selected for development under the collaboration, the Company is responsible for conducting and funding all research and development activities performed up through completion of the initial Phase I clinical study of such product candidate.

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

As of June 30, 2018, the total transaction price of $182.5 million comprises the up-front non-refundable fees of $100.0 million, the option fee of $10.0 million, and the estimated variable consideration of $72.5 million related to the estimated reimbursement from Celgene for the manufacture of vectors and associated payload through development.  The total transaction price has been allocated to the performance obligations identified based on a relative SSP basis.  The Company estimated the SSP of the license after considering potential future cash flows under the license. The Company then discounted these probability-weighted cash flows to their present value. The Company estimated the SSP of each of the research and development services and manufacturing services to be provided based on the Company’s estimated cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.

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

The Company allocated $36.0 million of the transaction price to the research and development services.  The Company satisfied this performance obligation as the research and development services were performed.  The Company determined that the period of performance of the research and development services was three years through projected initial Phase I clinical study substantial completion, or through May 2018.  The Company recognized revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred.  Although the Company has fully satisfied this performance obligation during the second quarter of 2018, any future changes to the total transaction price allocated to the performance obligations under the arrangement may impact the revenue recognized for this performance obligation in the period of change.

The Company recognized revenue related to bb2121 research and development services of $1.0 million and $3.1 million for the three and six months ended June 30, 2018, respectively.  The Company recognized revenue related to bb2121 research and development services of $1.6 million and $3.1 million for the three and six months ended June 30, 2017, respectively.

bb2121 license and manufacturing services

The Company allocated $146.4 million of the transaction price to the combined unit of accounting which consists of the license and manufacture of vectors and associated payload for incorporation into bb2121.

The Company accounts for its vector manufacturing services for development in the U.S. and Celgene’s U.S. development efforts within the scope of ASC 808 given that both parties are active participants in the activities and both parties are exposed to significant risks and rewards dependent on the commercial success of the activities.  The Company recognizes revenue for its U.S. manufacturing services by analogy to Topic 606.  The portion of Celgene’s U.S. development costs that bluebird is responsible for are recognized as a reduction to its collaboration revenues, or, if in excess of such revenues in a given quarter, the excess is recorded as research and development expense.

Revenue recognition for the combined unit of accounting commenced during the first quarter of 2017.  The Company recognizes revenue associated with the combined unit of accounting using the proportional performance method, as the Company will satisfy this performance obligation as the manufacturing services are performed through development. In using this method the Company estimated its development plan for bb2121, including expected demand from Celgene, and the costs associated with the manufacture of vectors and associated payload for incorporation into bb2121. On a quarterly basis, the Company determines the proportion of effort incurred as a percentage of total effort it expects to expend.  This ratio is applied to the transaction price, which includes variable consideration, allocated to the combined performance obligation consisting of the bb2121 license and manufacturing services. Management has applied significant judgment in the process of developing its budget estimates and any changes to these estimates will be recognized in the period in which they change as a cumulative catch up.

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

For the three months ended June 30, 2018, the portion of Celgene’s U.S. development costs that bluebird is responsible for are in excess of the Company’s corresponding U.S. development costs, and, as such, the Company recorded research and development expense of $3.3 million (which is representative of gross revenue of $8.5 million offset by approximately $11.8 million of cost reimbursement to Celgene) related to the combined unit of accounting.  For the three months ended March 31, 2018, the Company recognized revenue of $3.9 million (representative of gross revenue of $11.8 million offset by approximately $7.9 million of cost reimbursement to Celgene) related to the combined unit of accounting for its license and vector manufacturing of bb2121 in the U.S.

Revenue related to the combined unit of accounting for its rest of world license and vector manufacturing services is accounted for in accordance with Topic 606 and is recognized as collaboration revenue. The Company recognized $5.8 million and $14.7 million of revenue related to the combined unit of accounting for its rest of world license and vector manufacturing services for the three and six months ended June 30, 2018, respectively.  The Company recognized $6.0 million and $10.9 million of revenue related to the combined unit of accounting of accounting for its license and vector manufacturing services for the three and six months ended June 30, 2017, respectively, in accordance with ASC 605.

As of June 30, 2018, the aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb2121 license and manufacturing services, that is unsatisfied, or partially unsatisfied, is $80.8 million, which the Company expects to recognize as revenue as manufacturing services are provided through the remaining development period which is estimated to be through 2020.  The Company had $41.8 million remaining deferred revenue as of June 30, 2018 associated with the combined performance obligation consisting of the bb2121 license and manufacturing services.

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

As of June 30, 2018, the total transaction price of $41.7 million comprises the option fee of $15.0 million and the estimated variable consideration of $26.7 million related to reimbursement from Celgene for the manufacturing services during development.  The total transaction price has been allocated to the performance obligations identified based on a relative SSP basis. The Company estimated the SSP of the license after considering potential future cash flows under the license. The Company then discounted these probability-weighted cash flows to their present value. The Company estimated the SSP of each of the research and development services and manufacturing services to be provided based on the Company’s estimated cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.

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

The Company recognized revenue related to bb21217 research and development services for Celgene of $0.7 million and $1.4 million for the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2017, the Company did not recognize any revenue under the bb21217 License Agreement.

As of June 30, 2018, the aggregate amount of the transaction price allocated to the bb21217 research and development services performance obligation that are unsatisfied, or partially unsatisfied, and deferred is $3.6 million, which the Company expects to recognize through September 2019 as research and development services are performed.

bb21217 license and manufacturing services

The Company will satisfy its performance obligation related to the manufacture of vectors and associated payload for incorporation into bb21217 through development as the bb21217 manufacturing services are performed. As of June 30, 2018, the manufacturing services for bb21217 had not yet commenced.  Therefore, no revenue has been recognized for the combined unit of accounting for the three and six months ended June 30, 2018 and 2017.

The aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb21217 license and manufacturing services, is $36.2 million.  The Company does not expect that recognition will begin in the next twelve months and has therefore classified deferred revenue associated with the combined performance obligation as deferred revenue, net of current portion on its consolidated balance sheet. The Company had $9.8 million remaining deferred revenue as of June 30, 2018 associated with the combined performance obligation consisting of the bb21217 license and manufacturing services.

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

The following table presents changes in the balances of the Company’s Celgene receivables and contract liabilities during the six months ended June 30, 2018:

For the six months ended June 30, 2018 (in thousands)	Balance at beginning of period under Topic 606	Additions	Deductions	Balance at end of period under Topic 606
Receivables	$4,635	$1,641	(6,276)	$—
Contract liabilities:
Payable included in accrued expenses	$—	$2,824	$—	$2,824
Deferred revenue	$76,812	—	(21,589)	$55,223

The change in the receivables balance for the six months ended June 30, 2018 is primarily driven by cash collected from Celgene for the amounts owed to the Company for the satisfaction of vector manufacturing services performed under the collaboration to date.  As of June 30, 2018, the Company does not have a receivable given that any amounts owed to the Company through June 30, 2018 were collected in the period and Celgene’s U.S. development costs incurred in the second quarter of 2018 for which bluebird is responsible are in excess of the Company’s U.S. development costs that Celgene is responsible for.  The decrease in deferred revenue during the six months ended June 30, 2018 is primarily driven by revenue recognized for the combined performance obligation consisting of the bb2121 license and manufacturing services.

To date, there have been no impairment losses recognized on any receivables arising from the Company’s contracts with customers.

During the six months ended June 30, 2018, $21.6 million of the deferred revenue balance at the beginning of the period was recognized as gross revenues.

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

Given this arrangement is within the scope of Topic 606, the Company assessed this arrangement in accordance with Topic 606 and concluded that at the date of contract inception, only one performance obligation, consisting of the license which was satisfied at contract inception, was identified. Accordingly, the nonrefundable license fee of $7.5 million was recognized as revenue upon contract execution in the second quarter of 2017 and the $2.5 million regulatory milestone was recognized as revenue upon milestone achievement, also in the second quarter of 2017, given there were no other unsatisfied performance obligations in the arrangement. This accounting conclusion was unchanged from its historical treatment under ASC 605. Because the single performance obligation was previously satisfied, all regulatory milestones will be recognized as revenue in full in the period in which the associated milestone is achieved. Regulatory approvals are not within the Company’s control or the licensee’s control and are generally not considered probable of being achieved until those approvals are received. As such, these milestones are constrained and excluded from the transaction price until such time as regulatory approvals are received.

The Company began recognizing royalty revenue from sales of Kymriah in the fourth quarter of 2017. As the license was deemed to be the predominant item to which the royalties relate, the Company recognizes royalties from the sales of Kymriah when the related sales occur. For the three and six months ended June 30, 2018, the Company recognized royalty revenue of $0.4 million and $0.7 million, respectively.  The Company did not recognize royalty revenue in the comparative periods in the prior year given that Kymriah was approved for commercial sale in the second half of 2017.

The associated cost of license and royalty revenue for the three and six months ended June 30, 2018 was less than $0.1 million in both periods.  For the three and six months ended June 30, 2017, the cost of license and royalty revenue was $0.3 million.

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

Given this arrangement is within the scope of Topic 606, the Company assessed this arrangement in accordance with Topic 606 and concluded that at the date of contract inception, only one performance obligation, consisting of the license which was satisfied at contract inception, was identified. Accordingly, the entire nonrefundable license fee of $3.0 million was recognized as revenue upon contract execution in the second quarter of 2017 given there were no other unsatisfied performance obligations in the arrangement.  This accounting conclusion was unchanged from its historical treatment under ASC 605. Because the single performance obligation was previously satisfied, all regulatory milestones will be recognized as revenue in full in the period in which the associated milestone is achieved. Regulatory approvals are not within the Company’s control or the licensee’s control and are generally not considered probable of being achieved until those approvals are received. As such, these milestones are constrained and excluded from the transaction price until such time as regulatory approvals are received.  During the three and six months ended June 30, 2017, the Company recognized revenue of $3.0 million upon delivery of the license, as there were no other undelivered elements in the arrangements.  There was no revenue recognized under this arrangement in the three and six months ended June 30, 2018.

For the three and six months ended June 30, 2017 the cost of license and royalty revenue was $0.1 million.  Given there was no revenue recognized under this arrangement in the three and six months ended June 30, 2018, there was no associated cost of license and royalty revenue.

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

In July 2018, the Company sold 3.9 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $162.50 per share for aggregate net proceeds of $600.6 million.

11. Stock-based compensation

In January 2018 and 2017, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 2.0 million and 1.6 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. As of June 30, 2018, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 1.8 million.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $28.1 million and $51.1 million for the three and six months ended June 30, 2018, respectively.  The Company recognized stock-based compensation expense totaling $13.5 million and $25.0 million for the three and six months ended June 30, 2017, respectively. Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the		For the
	three months ended June 30,		six months ended June 30,
	2018	2017	2018	2017
Stock options	$20,932	$10,764	$38,227	$20,107
Restricted stock units	6,953	2,636	12,494	4,592
Employee stock purchase plan	171	89	330	272
	$28,056	$13,489	$51,051	$24,971

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the		For the
	three months ended June 30,		six months ended June 30,
	2018	2017	2018	2017
Research and development	$14,196	$6,797	$25,820	$12,451
General and administrative	13,860	6,692	25,231	12,520
	$28,056	$13,489	$51,051	$24,971

In February 2018, the Company issued restricted stock units with service and performance conditions to employees, approximately 0.2 million of which are outstanding as of June 30, 2018 and none of which vested during the three or six months ended June 30, 2018. Vesting of these awards is contingent on the occurrence of a certain regulatory milestone event and fulfillment of any remaining service condition.  As a result, the related compensation cost will be first recognized as expense if and when achievement of the regulatory milestone is considered probable.  These awards were modified in the second quarter of 2018 as a result of the adoption of a broad-based employee plan.  The Company did not recognize any expense during the three or six months ended June 30, 2018 related to these awards and may recognize up to $40.4 million in stock-based compensation expense related to these awards upon achievement of the performance condition and subject to the service based condition.

As of June 30, 2018, the Company had $298.5 million of unrecognized stock-based compensation expense related to unvested stock options, restricted stock units and the employee stock purchase plan, which is expected to be recognized over a weighted-average period of 3.1 years, exclusive of any potential future stock-based compensation expense that may be recognized on any of the Company’s outstanding performance-based awards for which the performance conditions were deemed not probable of achievement as of June 30, 2018.

Stock option activity

The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2017	3,755	$67.91
Granted	1,220	$198.41
Exercised	(426)	$59.45
Canceled or forfeited	(44)	$120.49
Outstanding at June 30, 2018	4,505	$103.55
Exercisable at June 30, 2018	1,954	$56.65
Vested and expected to vest at June 30, 2018	4,497	$103.61

During the six months ended June 30, 2018, 0.4 million shares of common stock were exercised, resulting in total proceeds to the Company of $25.3 million. In accordance with the Company’s equity award plans, the shares were issued from a pool of shares reserved for issuance under the equity award plans.

Restricted stock unit activity

The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested balance at December 31, 2017	477	$80.72
Granted	575	$201.53
Vested	(107)	$77.53
Forfeited	(14)	$142.86
Unvested balance at June 30, 2018	931	$154.73

Refer above for discussion of the performance-based restricted stock units granted in February 2018, which are included in the table above.

Employee stock purchase plan

On June 3, 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 238,000 shares of the Company’s common stock to participating employees. During the six months ended June 30, 2018 and 2017, 9,055 shares and 11,079 shares of common stock were issued under the 2013 ESPP, respectively.

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

13. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three and six months ended
	June 30,
	2018	2017
Outstanding stock options	4,505	4,191
Restricted stock units	931	460
ESPP shares	5	11
	5,441	4,662

14. Subsequent events

As discussed in Note 10, “Equity,” in July 2018, the Company sold 3.9 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $162.50 per share for aggregate net proceeds of approximately $600.6 million.

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

We are developing our LentiGlobin product candidate with the goal of filing for regulatory approval in the US and EU for different genotypes of TDT and for severe SCD.  Both TDT and severe SCD are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans.  We completed a Phase I/II study of our LentiGlobin product candidate in the United States, Australia, and Thailand for the treatment of subjects with TDT, called the Northstar Study (HGB-204). We are conducting the following clinical studies of our LentiGlobin product candidate: a single-center Phase I/II study in France of our LentiGlobin product candidate for the treatment of subjects with TDT or severe SCD (HGB-205); a multi-site, international, Phase III study for the treatment of subjects with TDT and a non-β0/β0 genotype, called the Northstar-2 Study (HGB-207); a multi-site, international, Phase III study for the treatment of subjects with TDT and a β0/β0 genotype, called the Northstar 3 Study (HGB-212); and a multi-site Phase I study in the United States for the treatment of subjects with severe SCD (HGB-206).  We have achieved our enrollment target for the adult and adolescent cohort in the Northstar-2 Study.  We anticipate a potential first conditional approval in the EU of our LentiGlobin product candidate for the treatment of adult and adolescent patients with TDT and a non- β0/β0 genotype in 2019. We are also engaged with the U.S. Food and Drug Administration, or FDA, and the EMA in discussions regarding our proposed development plans for LentiGlobin in severe SCD.

We are developing our Lenti-D product candidate with the goal of filing for regulatory approval in the US and EU for CALD, a rare, hereditary neurological disorder that is often fatal.  We are conducting a multi-site, international, Phase II/III clinical study of our Lenti-D™ product candidate, called the Starbeam Study (ALD-102), for the treatment of subjects with CALD.  Seventeen subjects were treated with our Lenti-D product candidate in the initial cohort of the Starbeam Study, and we are enrolling up to thirteen additional subjects in an expansion cohort of this study. We are also conducting an observational study of subjects with CALD treated by allogeneic hematopoietic stem-cell transplant referred to as the ALD-103 study. If our Lenti-D product candidate shows a sufficiently compelling treatment effect, and pending further discussion with regulatory authorities, the results from the Starbeam study could potentially form the basis of a BLA and a Marketing Authorization Application, or MAA, submission in the United States and European Union, respectively. We anticipate a potential first approval of our Lenti-D product candidate for the treatment of patients with CALD in 2020.

We are developing, in collaboration with Celgene, our bb2121 and bb21217 product candidates with the goal of filing for regulatory approval in multiple myeloma on a global basis.  bb2121 is the lead product candidate arising from our multi-year collaboration with Celgene, for the discovery, development and commercialization of CAR T cell therapies targeting B-cell maturation antigen, or BCMA. In March 2018 we entered into an agreement with Celgene to co-develop and co-promote bb2121 in the United States, in which both parties will share equally in costs and profits.  The FDA has granted Breakthrough Therapy designation and the EMA has granted PRIME eligibility to the bb2121 product candidate for relapsed/refractory multiple myeloma. Celgene is conducting a multi-site Phase I clinical study in the United States of the bb2121 product candidate for the treatment of subjects with relapsed/ refractory multiple myeloma (CRB-401), and a multi-site Phase II clinical study in the United States and Europe of the bb2121 product candidate for the treatment of subjects with relapsed/refractory multiple myeloma.  Celgene has announced plans to initiate an international Phase III study of bb2121 in third line multiple myeloma in 2018. We and Celgene anticipate a potential approval of the bb2121 product candidate for the treatment of relapsed/ refractory multiple myeloma in 2020, although the parties no longer expect to submit a BLA with the FDA in 2019.

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

As of June 30, 2018, we had cash, cash equivalents and marketable securities of approximately $1.46 billion. In July 2018, we sold 3.9 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $162.50 per share for aggregate net proceeds of $600.6 million. As a result, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current operations into 2022.

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

We have never been profitable and have incurred net losses in each year since inception. Our net loss was $146.0 million and $261.1 million for the three and six months ended June 30, 2018, respectively, and our accumulated deficit was $1.2 billion as of June 30, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•	conduct clinical studies for our LentiGlobin, Lenti-D product candidates, as well as to fund our share of the costs of clinical studies for the bb2121 and bb21217 product candidates;
•	increase research and development-related activities for the discovery and development of oncology product candidates;
•	continue our research and development efforts;
•	manufacture clinical study materials and establish the infrastructure necessary to support and develop large-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates; and
•	add personnel to support our product development and commercialization efforts.

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

Collaboration revenue is generated exclusively from our collaboration arrangement with Celgene. The terms of the arrangement with respect to bb2121 contain multiple promised goods or services, which include at inception: (i) research and development services, (ii) a license to bb2121, and (iii) manufacture of vectors and associated payload for incorporation into bb2121 under the license.  As of September 2017, the collaboration also includes the following promised goods or services with respect to bb21217: (i) research and development services, (ii) a license to bb21217, and (iii) manufacture of vectors and associated payload for incorporation into bb21217 under the license.  In March 2018, we entered into an agreement with Celgene to co-develop and co-promote bb2121 in which both parties will share equally in U.S. costs and profits.  Collaboration revenue is recognized as the performance obligations are satisfied.

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities.  This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements within the scope of ASC 808, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606.  Amounts that are owed to collaboration partners are recognized as an offset to collaboration revenues as such amounts are incurred by the collaboration partner.  Where amounts owed to a collaboration partner exceed our collaboration revenues in a quarterly period, such amounts in excess are classified as research and development expense. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step model prescribed in Topic 606.

Nonrefundable license fees are recognized as revenue upon delivery of the license provided there are no unsatisfied performance obligations in the arrangement.  License revenue has historically been generated from our out-license agreements with Novartis Pharma AG, or Novartis, and GlaxoSmithKline Intellectual Property Development Limited, or GSK. The license agreement with GSK was assigned by GSK to Orchard Therapeutics Limited, or Orchard, effective as of April 11, 2018. Under our out-licensing agreements we may also recognize revenue from potential future milestone payments and royalties.

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

We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our Lenti-D, LentiGlobin, and bb21217 product candidates, conduct research and development activities in oncology, fund our share of the costs of development of the bb2121 product candidate in collaboration with Celgene, and continue the research and development of product candidates using our gene editing technology platform. Our research and development expenses include expenses associated with the following activities:

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

•

Clinical studies for the bb2121 product candidate – Celgene is conducting a Phase I clinical study in the United States to study the safety and efficacy of the bb2121 product candidate in the treatment of subjects with relapsed/refractory multiple myeloma, and a Phase II clinical study in the United States and Europe to study the safety and efficacy of the bb2121 product candidate in the treatment of subjects with relapsed/ refractory multiple myeloma. We share the costs of these clinical studies with Celgene.

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

	For the		For the
	three months ended June 30,		six months ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
LentiGlobin	$35,765	$23,159	$68,562	$43,668
Lenti-D	9,243	3,702	15,440	7,686
bb2121	19,770	8,513	32,035	14,564
bb21217	3,507	—	6,777	—
Pre-clinical programs	9,672	6,639	20,831	11,222
Total direct research and development expense	77,957	42,013	143,645	77,140
Employee-and contractor-related expenses	7,719	5,245	14,944	9,663
Stock-based compensation expense	14,196	6,797	25,820	12,451
Platform-related expenses	6,727	3,995	11,399	7,618
Facility expenses	7,730	5,695	15,403	11,687
Other expenses	685	146	912	360
Total other research and development expenses	37,057	21,878	68,478	41,779
Total research and development expense	$115,014	$63,891	$212,123	$118,919

The costs associated with our bb21217 program were included in pre-clinical programs until the third quarter of 2017 when we initiated the first clinical study of bb21217.

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

Cost of license and royalty revenue

Cost of license and royalty revenue represents expense associated with amounts owed to third party licensors as a result of revenue recognized under our out-license arrangements with Novartis and Orchard.

We anticipate that our cost of license and royalty revenue will increase in the future contingent upon the achievement of regulatory milestones by Novartis or Orchard.  Additionally, we anticipate that our cost of license and royalty revenue will increase in the future as we expect to continue to recognize royalty revenue related to Novartis’ commercial sale of Kymriah.

Change in fair value of contingent consideration

On June 30, 2014, we acquired Pregenen.  The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology.

As of June 30, 2018, there are $120.0 million in future contingent cash payments, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $3.0 million as of June 30, 2018, all of which is classified as a non-current liability on our condensed consolidated balance sheet.

Interest income (expense), net

Interest income (expense), net consists primarily of interest expense on the financing obligation for our headquarters at 60 Binney Street in Cambridge, Massachusetts, and interest income earned on investments.

Other income (expense), net

Other income (expense), net consists primarily of losses on disposal of assets and gains and losses on foreign currency.

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the six months ended June 30, 2018, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 21, 2018, except as otherwise described below.

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

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, either at a point in time or over time, and if over time recognition is based on the use of an output or input method.

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

License and royalty revenue

We enter into out-licensing agreements that are within the scope of Topic 606. We do not have any material license arrangements that contain more than one performance obligation. The terms of such out-license agreements include the license of functional intellectual property, given the functionality of the intellectual property is not expected to change substantially as a result of the licensor’s ongoing activities, and typically include payment of one or more of the following: non-refundable up-front license fees; development and regulatory milestone payments and milestone payments based on the level of sales; and royalties on net sales of licensed products. Nonrefundable up-front license fees are recognized as revenue at a point in time when the licensed intellectual property is made available for the customer’s use and benefit, which is generally at the inception of the arrangement.  Milestone fees, which are a type of variable consideration, are recognized as revenue to the extent that it is probable that a significant reversal will not occur. For arrangements with licenses of intellectual property that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

Impact of Topic 606 adoption

As a result of adopting Topic 606, we recorded a $29.4 million adjustment to the opening balance of accumulated deficit in the first quarter of 2018 primarily as a result of the accounting for the up-front consideration received in March 2013 in connection with the collaboration arrangement with Celgene under ASC 605-25 versus Topic 606.  Refer below for a summary of the amount by which each financial statement line item was affected the impact of the cumulative adjustment:

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

	Impact of Topic 606 Adoption on Condensed Consolidated Balance Sheet as of June 30, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$27,323	$12,010	$15,313
Deferred revenue, net of current portion	$27,900	$8,545	$19,355
Accumulated deficit	$(1,204,303)	$(20,555)	$(1,183,748)

	Impact of Topic 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended June 30, 2018
(in thousands, except per share data)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$7,437	$887	$6,550
Research and development expense	$115,014	$(1,800)	$116,814
Net loss	$(145,996)	$2,687	$(148,683)
Net loss per share - basic and diluted:	$(2.91)	$0.05	$(2.96)

	Impact of Topic 606 Adoption on Condensed Consolidated Statement of Operations and Comprehensive Loss for the Six Months Ended June 30, 2018
(in thousands, except per share data)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$23,045	$7,020	$16,025
Research and development expense	$212,123	$(1,800)	$213,923
Net loss	$(261,120)	$8,820	$(269,940)
Net loss per share - basic and diluted:	$(5.22)	$0.17	$(5.39)

	Impact of Topic 606 Adoption on Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Net loss	$(261,120)	$8,820	$(269,940)
Changes in deferred revenue	$(21,589)	$(8,820)	$(12,769)

Results of Operations

Comparison of the three months ended June 30, 2018 and 2017:

	For the
	three months ended June 30,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration revenue	$7,437	$6,146	$1,291
License and royalty revenue	414	10,570	(10,156)
Total revenues	7,851	16,716	(8,865)
Operating expenses:
Research and development	115,014	63,891	51,123
General and administrative	41,168	21,197	19,971
Cost of license and royalty revenue	21	420	(399)
Change in fair value of contingent consideration	262	(970)	1,232
Total operating expenses	156,465	84,538	71,927
Loss from operations	(148,614)	(67,822)	80,792
Interest income (expense), net	2,436	(2,242)	(4,678)
Other income (expense), net	182	(834)	(1,016)
Loss before income taxes	(145,996)	(70,898)	75,098
Net loss	$(145,996)	$(70,898)	$75,098

Revenues. Total revenue was $7.9 million for the three months ended June 30, 2018, compared to $16.7 million for the three months ended June 30, 2017. The decrease of $8.9 million was primarily attributable to license revenue from Novartis in the prior period.

Research and development expenses. Research and development expenses were $115.0 million for the three months ended June 30, 2018, compared to $63.9 million for the three months ended June 30, 2017. The overall increase of $51.1 million was primarily attributable to the following:

•	$18.3 million of increased costs incurred for material production, laboratory expenses, and collaboration research;
•

$15.5 million of increased employee compensation, benefit, and other headcount related expenses, of which $7.4 million is stock based compensation expense, primarily due to an increase in headcount to support overall growth;

•

$6.6 million of license and milestone fees (exclusive of any costs recorded in cost of license and royalty revenue) primarily driven by milestones triggered by the first patient treated in the Phase 2 clinical study of bb2121, which is run by our collaborative partner, Celgene, as well as milestones owed to other collaborators as a result of certain clinical events occurring in the second quarter of 2018;

•	$4.6 million of professional and consulting fees;
•	$3.9 million of increased clinical trial related costs necessary to support the advancement of our clinical and pre-clinical programs; and
•	$2.0 million of increased facility related costs.

General and administrative expenses. General and administrative expenses were $41.2 million for the three months ended June 30, 2018, compared to $21.2 million for the three months ended June 30, 2017. The increase of $20.0 million was primarily attributable to $12.7 million of increased employee compensation, benefit, and other headcount related expenses, of which $7.2 million is stock based compensation expense, primarily due to an increase in headcount to support overall growth.  In addition, the overall increase is driven by increased market research costs of $4.0 million and increased professional and consulting fees of $3.1 million.

Cost of license and royalty revenue. Cost of license and royalty revenue was less than $0.1 million for the three months ended June 30, 2018, compared to $0.4 million for the three months ended June 30, 2017.  The decrease is attributable to decreased license and royalty revenue in the same periods.

Change in fair value of contingent consideration. The change in fair value of contingent consideration is driven by changes in assumptions related to estimated milestone achievement dates and probabilities of achievement.

Interest income (expense), net.  The change in interest income, net was primarily related to interest income earned on investments, offset by interest expense on the financing obligation for our headquarters at 60 Binney Street in Cambridge, Massachusetts.  The increase in interest income is primarily driven by an increase in marketable securities held by us as a result of the deployment of cash received in connection with our prior common stock offerings as well as increased interest rates.

Other income (expense), net.  The change in other income (expense), net was primarily related to gains and losses on foreign currency.

Comparison of the six months ended June 30, 2018 and 2017:

	For the
	six months ended June 30,
	2018	2017	Change
	(in thousands)
Revenues:
Collaboration revenue	$23,045	$12,978	$10,067
License and royalty revenue	763	10,570	(9,807)
Total revenues	23,808	23,548	260
Operating expenses:
Research and development	212,123	118,919	93,204
General and administrative	76,094	41,481	34,613
Cost of license revenue	36	420	(384)
Change in fair value of contingent consideration	796	463	333
Total operating expenses	289,049	161,283	127,766
Loss from operations	(265,241)	(137,735)	127,506
Interest income (expense), net	3,824	(687)	(4,511)
Other income (expense), net	297	(1,189)	(1,486)
Loss before income taxes	(261,120)	(139,611)	121,509
Net loss	$(261,120)	$(139,611)	$121,509

Revenues. Total revenue was $23.8 million for the six months ended June 30, 2018, compared to $23.5 million for the six months ended June 30, 2017. The increase of $0.3 million was primarily attributable to an increase in collaboration revenue for the bb2121 license and manufacturing services under our agreement with Celgene, offset by a decrease in license and royalty revenue.

Research and development expenses. Research and development expenses were $212.1 million for the six months ended June 30, 2018, compared to $118.9 million for the six months ended June 30, 2017. The increase of $93.2 million was primarily attributable to the following:

•	$39.1 million of increased costs incurred for material production, laboratory expenses, and collaboration research;
•

$29.1 million of increased employee compensation, benefit, and other headcount related expenses, of which $13.4 million is stock based compensation expense, primarily due to an increase in headcount to support overall growth;

•

$10.0 million of license and milestone fees (exclusive of any costs recorded in cost of license and royalty revenue) primarily driven by milestones triggered by the first patient treated in the Phase 2 clinical study of bb2121 which is run by our collaborative partner, Celgene, as well as milestones owed to other collaborators as a result of certain clinical events occurring in the second quarter of 2018;

•	$6.6 million of increased clinical trial related costs necessary to support the advancement of our clinical and pre-clinical programs;
•	$4.6 million of increased professional and consulting fees; and
•	$3.7 million of increased facility related expenses.

General and administrative expenses. General and administrative expenses were $76.1 million for the six months ended June 30, 2018, compared to $41.5 million for the six months ended June 30, 2017.  The increase of $34.6 million was primarily attributable to $23.3 million of increased employee compensation, benefit, and other headcount related expenses, of which $12.7 million is stock based compensation expense, primarily due to an increase in headcount to support overall growth.  In addition, the overall increase is driven by increased market research costs of $5.7 million and increased professional and consulting fees of $5.0 million.

Cost of license and royalty revenue. Cost of license and royalty revenue was less than $0.1 million for the six months ended June 30, 2018, compared to $0.4 million for the six months ended June 30, 2017.  The decrease is attributable to decreased license and royalty revenue in the same periods.

Change in fair value of contingent consideration. The change in fair value of contingent consideration is driven by changes in assumptions related to estimated milestone achievement dates and probabilities of achievement.

Interest income (expense), net.  The change in interest income, net was primarily related to interest income earned on investments, offset by interest expense on the financing obligation for our headquarters at 60 Binney Street in Cambridge, Massachusetts.  The increase in interest income is primarily driven by an increase in marketable securities held by us as a result of the deployment of cash received in connection with our prior common stock offerings as well as increased interest rates.

Other income (expense), net.  The change in other income (expense), net was primarily related to gains and losses on foreign currency.

Liquidity and Capital Resources

As of June 30, 2018, we had cash, cash equivalents and marketable securities of approximately $1.46 billion.  In July 2018, we sold 3.9 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $162.50 per share for aggregate net proceeds of $600.6 million. As a result, we expect cash, cash equivalents and marketable securities to fund our planned operations into 2022.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2018, our funds are primarily held in U.S. Treasury securities, U.S. government agency securities, certificates of deposit and money market accounts.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of June 30, 2018 we had an accumulated deficit of $1.2 billion. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	For the six months ended
	June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(209,222)	$(128,837)
Net cash (used in) provided by investing activities	(292,212)	54,561
Net cash provided by financing activities	76,978	481,723
Net (decrease) increase in cash, cash equivalents and restricted cash	$(424,456)	$407,447

Cash Flows from Operating Activities. The $80.4 million increase in cash used in operating activities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was partially due to the increase in net loss during this period of $121.5 million, which was driven by increased payroll and payroll-related expenses and spending on our clinical and pre-clinical stage programs to support overall growth.  Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities. The $346.8 million increase in cash used by investing activities for the six months ended June 30, 2018 was primarily due to an increase of $572.4 million in cash used to purchase marketable securities, offset by an increase of $206.8 million in proceeds received from the maturity of marketable securities and a decrease of $18.8 million in cash used to purchase property, plant and equipment when compared to the six months ended June 30, 2017.

Cash Flows from Financing Activities. The $404.7 million decrease in cash provided by financing activities was primarily driven by a decrease of $388.1 million in proceeds from the public offering of common stock, net of issuance costs, and a decrease of $33.3 million in the reimbursement of tenant improvements under our financing lease obligation, offset by an increase of $17.0 million in proceeds from the issuance of common stock, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 21, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

We are exposed to market risk related to changes in interest rates. As of June 30, 2018 and December 31, 2017, we had cash, cash equivalents and marketable securities of $1.46 billion and $1.61 billion, respectively, primarily invested in U.S. government agency securities and treasuries, federally insured certificates of deposit and money market accounts invested in U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at June 30, 2018, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $8.1 million.

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

As of June 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018 there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2018, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

In addition, the clinical study requirements of the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Currently, only a few gene therapy products have been approved in the Western world, including Orchard’s Strimvelis and also Spark’s gene therapy product, which received approval from the FDA in 2017. Novartis’s and Gilead’s CAR-T therapies both received approval from the FDA in 2017. Given the few precedents of approved gene therapy products, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the EU or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

Regulatory requirements governing gene and cell therapy products have evolved and may continue to change in the future. For example, on July 11, 2018, the FDA released draft guidance documents intended to reflect recent advances in the field, and to update the framework for the development, review and approval of gene therapies. These draft guidance documents pertain to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow up issues relevant to gene therapy, among other topics. Furthermore, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical studies conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can impede the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. Clinical trial sites in the United States that receive NIH funding for research involving recombinant or synthetic nucleic acid molecules are required to follow RAC recommendations, or risk losing NIH funding for such research or needing NIH pre-approval before conducting such research. In addition, the FDA can put an investigational new drug application, or IND, on clinical hold if the information in an IND is not sufficient to assess the risks in pediatric patients. Before a clinical study can begin at any institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee will have to review the proposed clinical study to assess the safety of the study. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates.

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

The bb2121 and bb21217 product candidates are chimeric antigen receptor, or CAR, T cell-based immunotherapies. In previous and ongoing clinical studies involving CAR T cell products, many subjects experienced side effects such as neurotoxicity and cytokine release syndrome, which have in some cases resulted in clinical holds in ongoing clinical trials of CAR T product candidates. There have been life threatening events related to severe neurotoxicity and cytokine release syndrome, requiring intense medical intervention such as intubation or pressor support, and in several cases, resulted in death. Severe neurotoxicity is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures, or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. In some cases, severe neurotoxicity was thought to be associated with the use of certain lymphodepletion regimens used prior to the administration of the CAR T cell products. Cytokine release syndrome is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills, low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant vasopressor support. The exact cause or causes of cytokine release syndrome and severe neurotoxicity in connection with treatment of CAR T cell products is not fully understood at this time. In addition, subjects have experienced other adverse events in these studies, such as a reduction in the number of blood cells (in the form of neutropenia, thrombocytopenia, anemia or other cytopenias), febrile neutropenia, chemical laboratory abnormalities (including elevated liver enzymes), and renal failure.

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

We are co-developing and co-promoting the bb2121 product candidate in the United States with Celgene under our amended and restated co-development and co-promotion agreement with Celgene, or the bb2121 CCPS.  Under the bb2121 CCPS, we and Celgene share the obligation to develop and commercialize the bb2121 product candidate in the United States, and we will be solely dependent on Celgene to develop and commercialize bb2121 outside of the United States.

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
•

If Celgene were to breach its arrangements with us, we may need to enforce our right to terminate the agreement in legal proceedings, which could be costly and cause delay in our ability to receive rights back to the relevant product candidates. If we were to terminate an agreement with Celgene due to Celgene's breach or Celgene terminated the agreement without cause, the development and commercialization of bb2121 or bb21217 product candidates that are the subject of its collaboration with us could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of these product candidates on our own if we choose not to, or are unable to, enter into a new collaboration for these product candidates.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $261.1 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $1.2 billion.

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

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of our product candidates, including the bb2121 product candidate that we are co-developing with Celgene;
•	expand the scope of our current clinical studies for our product candidates, including the bb2121 product candidate that we are co-developing with Celgene;
•	initiate additional preclinical, clinical or other studies for our oncology product candidates;
•	further develop the manufacturing process for our vectors or our product candidates;
•	change or add additional manufacturers or suppliers;
•	seek regulatory and marketing approvals for our product candidates that successfully complete clinical studies;
•	seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•	make milestone or other payments under any license agreements or our Stock Purchase Agreement with the former equityholders of Pregenen;
•	maintain, protect and expand our intellectual property portfolio;
•	establish a sales, marketing and distribution infrastructure in the United States and Europe to commercialize any products for which we may obtain marketing approval;
•	attract and retain skilled personnel;
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

We are currently advancing the LentiGlobin, Lenti-D, bb2121 and bb21217 product candidates through clinical development and other product candidates through preclinical development. Developing gene therapy products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical studies.

As of June 30, 2018, our cash, cash equivalents and marketable securities were $1.46 billion. In July 2018, we sold 3.9 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $162.50 per share for aggregate net proceeds of $600.6 million.  As a result, we expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current operations into 2022. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

As of June 30, 2018, we had 600 full-time employees. As our business activities expand, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our gene therapy and gene editing platforms.  Although the LentiGlobin, Lenti-D, bb2121 and bb21217 product candidates are currently in clinical development, our research programs, including our oncology research programs, may fail to identify other potential product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including David Davidson (Chief Medical Officer), Philip Gregory (Chief Scientific Officer), Susanna High (Chief Operating Officer), and Jeffrey Walsh (Chief Financial & Strategy Officer)), and certain of our directors (including James Mandell) have entered into trading plans covering periods after the date of this Quarterly Report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1	333-188605	4.5	May 14, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013

10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013

10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013

10.7†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017

10.8†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013

10.9†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013

10.10†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.11†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015

10.12†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.13†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.10	May 14, 2013

10.14†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1	333-188605	10.11	May 14, 2013

10.15†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 7, 2015

10.16	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016

10.17	Amendment No. 2 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.17	November 1, 2017

10.18†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q/A	001-35966	10.16	November 2, 2016

10.19†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.19	November 1, 2017

10.20†	Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated March 26, 2018	10-Q	001-35966	10.20	May 2, 2018

10.21†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q/A	001-35966	10.17	November 2, 2016

10.22†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017

10.23†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q/A	001-35966	10.18	November 2, 2016

10.24#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.25#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.26#	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.27#	Transitional Services and Separation Agreement by and between the Registrant and Mitch Finer	10-Q	001-35966	10.17	May 6, 2015

10.28#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.29#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.30#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016

10.31#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017

10.32#	Employment Agreement, dated October 20, 2014, by and between the Registrant and James DeTore	8-K	001-35966	10.1	November 10, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.33#	Separation Agreement, dated February 24, 2016, by and between the Registrant and James DeTore	10-Q	001-35966	10.27	May 4, 2016

10.34#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 7, 2015

10.35#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017

10.36#	Employment Agreement, dated November 23, 2016, by and between the Registrant and Susanna High	10-K	001-35966	10.32	February 22, 2017

10.37#	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.19	May 13, 2014

10.38#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.39#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018

10.40#	Offer Letter, dated November 16, 2017, by and between the Registrant and Kory Wentworth	10-K	001-35966	10.39	February 21, 2018

10.41#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013

10.42	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.43	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

10.44	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	10-Q	001-35966	10.24	August 12, 2014

10.45	Consent to Assignment, dated September 30, 2016, by and among the Registrant, ARE-MA Region No. 50, LLC, and Foundation Medicine, Inc.	10-Q	001-35966	10.35	November 2, 2016

10.46	Assignment and Assumption of Lease, dated September 30, 2016, by and between the Registrant and Foundation Medicine, Inc.	10-Q	001-35966	10.36	November 2, 2016

10.47	Lease, dated June 29, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	10-Q	001-35966	10.29	August 7, 2015

10.48†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015

10.49	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	August 3, 2016

10.50	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017

10.51	Termination of Lease, dated February 10, 2017, by and between the Registrant and ARE-MA Region No. 38, LLC	10-K	001-35966	10.45	February 22, 2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.	—	—	—	Filed herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: August 2, 2018	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: August 2, 2018	By:	/s/ Jeffrey Walsh
Jeffrey Walsh Chief Financial and Strategy Officer (Principal Financial Officer and Duly Authorized Officer)