Form 10-Q
period 2018-09-30
bluebird bio, Inc.
filed 2018-11-01
CIK 1293971

!

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of October 26, 2018, there were 54,694,411 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par value amounts)

	As of	As of
	September 30,	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$952,137	$758,505
Marketable securities	723,141	531,604
Other investment and investment receivable	20,017	—
Tenant improvement receivable	19	3,112
Prepaid expenses	24,133	21,171
Receivables and other current assets	5,901	8,377
Total current assets	1,725,348	1,322,769
Marketable securities	323,772	324,193
Property, plant and equipment, net	232,863	199,606
Intangible assets, net	14,109	16,931
Goodwill	13,128	13,128
Restricted cash and other non-current assets	42,569	23,940
Total assets	$2,351,789	$1,900,567
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$12,891	$12,873
Accrued expenses and other current liabilities	88,335	57,065
Deferred revenue, current portion	22,575	25,674
Collaboration research advancement, current portion	7,842	—
Total current liabilities	131,643	95,612
Deferred revenue, net of current portion	22,256	21,763
Collaboration research advancement, net of current portion	37,676	—
Contingent consideration	3,074	2,231
Financing lease obligation, net of current portion	153,716	154,749
Other non-current liabilities	2,634	2,780
Total liabilities	350,999	277,135
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 54,678 and 49,406 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	547	494
Additional paid-in capital	3,355,491	2,540,951
Accumulated other comprehensive loss	(5,463)	(4,205)
Accumulated deficit	(1,349,785)	(913,808)
Total stockholders’ equity	2,000,790	1,623,432
Total liabilities and stockholders’ equity	$2,351,789	$1,900,567

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue	$10,926	$5,211	$33,971	$18,189
License and royalty revenue	602	2,500	1,365	13,070
Total revenues	11,528	7,711	35,336	31,259
Operating expenses:
Research and development	116,744	61,545	328,867	180,464
General and administrative	44,527	22,982	120,621	64,463
Cost of license and royalty revenue	29	1,100	67	1,520
Change in fair value of contingent consideration	47	(258)	843	205
Total operating expenses	161,347	85,369	450,398	246,652
Loss from operations	(149,819)	(77,658)	(415,062)	(215,393)
Interest income (expense), net	4,591	(1,155)	8,415	(1,842)
Other income (expense), net	(252)	8	45	(1,180)
Loss before income taxes	(145,480)	(78,805)	(406,602)	(218,415)
Net loss	$(145,480)	$(78,805)	$(406,602)	$(218,415)
Net loss per share - basic and diluted:	$(2.73)	$(1.73)	$(7.95)	$(5.14)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	53,277	45,648	51,130	42,524
Other comprehensive loss:
Other comprehensive loss, net of tax expense of $0.0 and $0.0 million for the three and nine months ended September 30, 2018 and 2017, respectively	(66)	(683)	(1,255)	(949)
Total other comprehensive loss	(66)	(683)	(1,255)	(949)
Comprehensive loss	$(145,546)	$(79,488)	$(407,857)	$(219,364)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(406,602)	$(218,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	843	(1,460)
Depreciation and amortization	12,613	9,899
Stock-based compensation expense	80,849	38,953
Other non-cash items	3,106	2,545
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(19,014)	(12,865)
Accounts payable	(493)	(447)
Accrued expenses and other liabilities	31,466	(6,468)
Deferred revenue	(31,981)	3,084
Collaboration research advancement	45,518	—
Net cash used in operating activities	(283,695)	(185,174)
Cash flows from investing activities:
Purchase of property, plant and equipment, including assets under financing lease obligation	(42,844)	(43,408)
Purchases of marketable securities	(827,163)	(621,004)
Proceeds from maturities of marketable securities	631,680	320,190
Purchase of other investment and investment receivable	(20,017)	—
Net cash used in investing activities	(258,344)	(344,222)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of issuance costs	649,367	436,805
Cash paid for contingent purchase price consideration	—	(1,074)
Reimbursement of assets under financing lease obligation	3,098	38,021
Payments on financing lease obligation	(728)	(315)
Proceeds from issuance of common stock	29,550	14,406
Proceeds from issuance of common stock to Regeneron	54,484	—
Net cash provided by financing activities	735,771	487,843
Increase (decrease) in cash, cash equivalents and restricted cash	193,732	(41,553)
Cash, cash equivalents and restricted cash at beginning of period	772,268	293,277
Cash, cash equivalents and restricted cash at end of period	$966,000	$251,724
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,770	$1,740
Assets acquired under financing lease obligation	$—	$2,467
Stock option exercise proceeds receivable	$49	$845
Tenant improvements under financing lease included in tenant improvements receivable	$14	$2,013

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

The Company’s clinical programs in severe genetic diseases include its LentiGlobin® product candidate to treat transfusion-dependent β-thalassemia, or TDT, and to treat sickle cell disease, or SCD, and its Lenti-DTM product candidate to treat cerebral adrenoleukodystrophy, or CALD, a rare hereditary neurological disorder. The Company’s programs in oncology are built upon its leadership in lentiviral gene delivery and T cell engineering, with a focus on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. bb2121 and bb21217, which are product candidates in oncology under the Company’s collaboration arrangement with Celgene Corporation (“Celgene”), are CAR T cell product candidates for the treatment of multiple myeloma. Refer to Note 9, “Collaborative arrangements” for further discussion of the Company’s collaboration with Celgene.

As of September 30, 2018, the Company had cash, cash equivalents and marketable securities of $2.0 billion. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund current operations for at least the next twelve months.

2. Basis of presentation, principles of consolidation and significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2018 and 2017.

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

Significant accounting policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2018 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2017 Annual Report on Form 10-K, except as noted below with respect to the Company’s revenue recognition, collaboration revenue and license and royalty revenue accounting policies and as noted within the “Recent accounting pronouncements – Recently adopted” section below.

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

Collaboration revenue

To date, the Company’s collaboration revenue has been exclusively generated from its collaboration arrangement with Celgene, which was originally entered into in March 2013 and was subsequently amended in June 2015, as further described in Note 9, “Collaborative arrangements”.

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

For a complete discussion of accounting for collaboration and other revenue-generating arrangements, see Note 9, “Collaborative arrangements” and Note 10, “License and royalty revenue”.  Additionally, see “Recent accounting pronouncements - Recently adopted” below for discussion of the impact of adopting Topic 606, which was effective on January 1, 2018.

Share-based compensation

The Company’s share-based compensation programs grant awards that have included stock options, restricted stock units, restricted stock awards, and shares issued under its employee stock purchase plan. Grants are awarded to employees, including directors, and non-employees.  As noted in the Company’s 2017 Annual Report on Form 10-K, the Company historically applied the guidance in FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, to account for its awards to non-employees pursuant to which the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. As discussed below under “Recently Adopted Accounting Pronouncements”, in the third quarter of 2018 the Company adopted ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”).  As a result, the accounting for non-employee awards will be generally consistent with that of employee awards. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis.

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

	Impact of Topic 606 adoption on condensed consolidated balance sheet as of September 30, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$22,575	$9,596	$12,979
Deferred revenue, net of current portion	$22,256	$6,074	$16,182
Accumulated deficit	$(1,349,785)	$15,670	$(1,365,455)

	Impact of Topic 606 adoption on condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2018
(in thousands, except per share data)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$10,926	$2,097	$8,829
Research and development expense	$116,744	$(2,789)	$119,533
Net loss	$(145,480)	$4,886	$(150,366)
Net loss per share - basic and diluted:	$(2.73)	$0.09	$(2.82)

	Impact of Topic 606 adoption on condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2018
(in thousands, except per share data)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$33,971	$9,116	$24,855
Research and development expense	$328,867	$(4,589)	$333,456
Net loss	$(406,602)	$13,705	$(420,307)
Net loss per share - basic and diluted:	$(7.95)	$0.27	$(8.22)

	Impact of Topic 606 adoption on condensed consolidated statement of cash flows for the nine months ended September 30, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Net loss	$(406,602)	$13,705	$(420,307)
Changes in deferred revenue	$(31,981)	$(13,705)	$(18,276)

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

(in thousands)	As of September 30, 2018	As of September 30, 2017
Cash and cash equivalents	$952,137	$237,962
Restricted cash included in receivables and other current assets	100	—
Restricted cash included in restricted cash and other non-current assets	13,763	13,762
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$966,000	$251,724

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

ASU 2018-03, Technical Corrections and Improvements to Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities (“ASU 2018-03”). The new standard amends the standard ASU 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which was issued by the FASB in January 2016 and previously adopted by the Company. This amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, it requires enhanced disclosures about investments. The Company adopted ASU 2018-03 effective July 1, 2018. The adoption of this standard did not have an impact on the Company’s financial position or results of operations upon adoption.

ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07. The new standard simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions.  The new standard will be effective beginning January 1, 2019 and early adoption is permitted.  The Company early adopted ASU 2018-07 effective July 1, 2018 using a cumulative-effect adjustment as of the date of adoption. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations upon adoption.

Not yet adopted

ASU 2016-02, Leases and ASU 2018-11, Leases, Targeting Improvements

In February 2016, the FASB issued ASU 2016-02, Leases, (“ASU 2016-02”), which requires a lessee to recognize assets and liabilities on the balance sheet for most leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance.

ASU 2016-02 will be effective beginning January 1, 2019 requiring the use of a modified retrospective transition approach applied at the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases, Targeting Improvements, (“ASU 2018-11”), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. ASU 2018-11 provides registrants with an option to not restate comparative periods presented in the financial statements. The Company intends to elect this new transition approach using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods will be presented in accordance with the previous guidance in ASC 840, Leases.

The Company is currently evaluating the potential impact ASU 2016-02 may have on its financial position, results of operations, and related footnotes. The Company expects it will elect to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of its balance sheet.  The Company’s assessment will include, but is not limited to, evaluating the impact that this standard has on the lease of its corporate headquarters at 60 Binney Street in Cambridge, Massachusetts, its laboratory space in Seattle, Washington, its office space in Zug, Switzerland, its equipment leases, and its embedded leases.

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

ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The new standard allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The new standard will be effective beginning January 1, 2019 and early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations upon adoption.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The new standard will be effective beginning January 1, 2020 and early adoption is permitted. The Company is currently evaluating the potential impact ASU 2018-13 may have on its disclosures upon adoption.

ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, (“ASU 2018-15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new standard will be effective beginning January 1, 2020 and early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company is currently evaluating the potential impact ASU 2018-15 may have on its financial position and results of operations upon adoption.

3. Marketable securities

The following table summarizes the available-for-sale securities held at September 30, 2018 and December 31, 2017 (in thousands):

Description	Amortized cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2018
U.S. government agency securities and treasuries	$1,042,297	$1	$(4,705)	$1,037,593
Certificates of deposit	9,320	—	—	9,320
Total	$1,051,617	$1	$(4,705)	$1,046,913
December 31, 2017
U.S. government agency securities and treasuries	$841,895	$—	$(3,579)	$838,316
Certificates of deposit	17,480	1	—	17,481
Total	$859,375	$1	$(3,579)	$855,797

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2018 and December 31, 2017, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale marketable securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the nine months ended September 30, 2018 or 2017, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2018 and December 31, 2017 was $640.1 million and $704.1 million, respectively. As of September 30, 2018 and December 31, 2017, there were $392.5 million and $134.4 million in securities held by the Company in an unrealized loss position for more than twelve months, respectively. The aggregate unrealized loss on securities held by the Company for less than twelve months as of September 30, 2018 and December 31, 2017 was $1.8 million and $3.3 million, respectively.  The aggregate unrealized loss on securities held by the Company for more than twelve months as of September 30, 2018 and December 31, 2017 was $2.9 million and $0.3 million, respectively. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of September 30, 2018 and December 31, 2017.

No available-for-sale securities held as of September 30, 2018 or December 31, 2017 had remaining maturities greater than three years.

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2018
Assets:
Cash and cash equivalents	$952,137	$936,168	$15,969	$—
Marketable securities:
U.S. government agency securities and treasuries	1,037,593	—	1,037,593	—
Certificates of deposit	9,320	—	9,320	—
Total assets	$1,999,050	$936,168	$1,062,882	$—
Liabilities:
Contingent consideration	$3,074	$—	$—	$3,074
Total liabilities	$3,074	$—	$—	$3,074
December 31, 2017
Assets:
Cash and cash equivalents	$758,505	$758,505	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	838,316	—	838,316	—
Certificates of deposit	17,481	—	17,481	—
Total assets	$1,614,302	$758,505	$855,797	$—
Liabilities:
Contingent consideration	$2,231	$—	$—	$2,231
Total liabilities	$2,231	$—	$—	$2,231

Cash, cash equivalents and marketable securities

The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of September 30, 2018 and December 31, 2017, cash and cash equivalents comprises cash, money market accounts, and U.S. treasury securities.

Marketable securities classified as Level 2 within the valuation hierarchy generally consist of certificates of deposit, U.S. treasury securities and government agency securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

Contingent consideration

In connection with its prior acquisition of Precision Genome Engineering, Inc. (“Pregenen”), the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive loss. In the absence of new information, changes in fair value will reflect changing discount rates and the passage of time.

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2021 to 2028 and discount rates ranging from 16.2% to 17.0%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations, which include Level 3 inputs (in thousands):

For the nine months ended
September 30, 2018
Beginning balance	$2,231
Additions	—
Changes in fair value	843
Payments	—
Ending balance	$3,074

Please refer to Note 8, “Commitments and contingencies” for further information.

5. Other investment and investment receivable

On August 20, 2018, the Company entered into a license and collaboration agreement with Gritstone Oncology, Inc. (“Gritstone”) to utilize Gritstone’s proprietary technology platform to identify and validate tumor-specific targets and provide TCRs directed to selected targets for use in the Company’s gene therapy products.  Pursuant to this agreement, the Company paid Gritstone a non-refundable, non-creditable upfront payment of $20.0 million, which is inclusive of Gritstone’s costs to perform activities allocated to it under the research plan. The Company may also make, depending upon the resulting product, future payments of up to $129.0 million per therapy product and $27.5 million per target product for development, regulatory, and commercial milestones as well as low single-digit tiered royalty payments based on annual net sales.

The Company accounted for $14.5 million of the $20.0 million upfront payment as prepaid research and development costs, $3.2 million of which is reflected within prepaid expenses and $11.3 million within restricted cash and other non-current assets on the Company’s condensed consolidated balance sheet as of September 30, 2018. In future periods, the Company will recognize expense on a quarterly basis as a proportion of effort incurred by Gritstone as a percentage of total effort expected to be expended. The remaining $5.5 million of the upfront payment was expensed within research and development expense on the Company’s condensed consolidated statement of operations and comprehensive loss for the quarter ending September 30, 2018, as this payment represented an access fee for technology that has no clear alternate future use under ASC 730-10, Research and Development.

The Company simultaneously entered into a stock purchase agreement with Gritstone, pursuant to which the Company purchased $10.0 million of Series C preferred shares. The Company will account for this investment as a marketable security as the Company does not have the power to control or significantly influence Gritstone’s operations.  As the Series C preferred shares did not have a readily determinable fair value as of September 30, 2018, the Company elected the measurement alternative under ASC 321, Investments – Equity Securities and continued to record this investment at cost as of September 30, 2018.  The investment is included within other investment and investment receivable on the Company’s condensed consolidated balance sheet as of September 30, 2018.

On September 27, 2018, Gritstone announced the pricing of its initial public offering (“IPO”). In connection with Gritstone’s IPO, the Company initiated the purchase of 0.7 million common shares for $10.0 million. The purchase closed on September 28, 2018. Upon the closing of the IPO on October 2, 2018, the Company received its common shares and its Series C preferred shares were converted into common shares. As this transaction had not closed as of September 30, 2018, both the investment in Series C preferred shares of $10.0 million and the additional $10.0 million common stock investment receivable were recorded at cost within other investment and investment receivable as of September 30, 2018. In future periods, following Gritstone’s IPO, the Company will re-measure its combined $20.0 million investment in common shares at fair value at each reporting period, with subsequent changes in fair value reflected in earnings.

6. Property, plant and equipment, net

Property, plant and equipment, net, consists of the following (in thousands):

	As of	As of
	September 30, 2018	December 31, 2017
Land	$1,210	$1,210
Building	179,754	164,414
Computer equipment and software	6,790	5,134
Office equipment	5,371	4,478
Laboratory equipment	32,159	24,914
Leasehold improvements	115	116
Construction-in-progress	33,103	15,189
Total property, plant and equipment	258,502	215,455
Less accumulated depreciation and amortization	(25,639)	(15,849)
Property, plant and equipment, net	$232,863	$199,606

North Carolina manufacturing facility

In November 2017, the Company acquired a manufacturing facility, which is in the process of construction, in Durham, North Carolina for the future manufacture of lentiviral vector for the Company’s gene therapies.  Construction-in-progress as of September 30, 2018 and December 31, 2017 includes $27.3 million and $12.9 million, respectively, related to the North Carolina manufacturing facility. During the three months ended September 30, 2018, the Company placed $12.2 million of the North Carolina manufacturing facility into service and began to depreciate the assets.

60 Binney Street lease

As of September 30, 2018, total property, plant and equipment, gross, includes $167.6 million related to the Company’s headquarters at 60 Binney Street in Cambridge, Massachusetts, of which $156.0 million was incurred by the landlord. As of December 31, 2017, total property, plant and equipment, gross, includes $164.4 million related to the Company’s headquarters at 60 Binney Street in Cambridge, Massachusetts, of which $156.0 million was incurred by the landlord.  Please refer to Note 8, "Commitments and contingencies" for further information.

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	September 30, 2018	December 31, 2017
Accrued goods and services	$62,466	$29,533
Employee compensation	21,139	19,657
Accrued professional fees	2,177	1,402
Financing lease obligation, current portion	1,318	1,051
Accrued license and milestone fees	608	4,584
Other	627	838
Total accrued expenses and other current liabilities	$88,335	$57,065

Accrued goods and services primarily include clinical manufacturing costs, contract research organization costs, and costs incurred related to the Company’s collaboration partnerships.

8. Commitments and contingencies

Operating lease commitments

On June 3, 2016, the Company entered into a manufacturing agreement for the future commercial production of the Company’s Lenti-D and LentiGlobin product candidates with a contract manufacturing organization. Under this 12 year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, the Company was required to pay $12.5 million upon the achievement of certain contractual milestones, and may pay up to $8.0 million in additional contractual milestones if the Company elects its option to lease additional suites. The Company paid $5.0 million for the achievement of the first and second contractual milestones during 2016 and paid $5.5 million for the third and fourth contractual milestones achieved during 2017.  In March 2018, $1.5 million of the possible $2.0 million related to the fifth contractual milestone was achieved and was paid in the second quarter of 2018.  Given that construction was completed in March 2018, beginning in April 2018 the Company will pay $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites. The Company may terminate this agreement at any time upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. The Company concluded that this agreement contains an embedded lease as the suites are designated for the Company’s exclusive use during the term of the agreement. The Company concluded that it is not the deemed owner during construction nor is it a capital lease under ASC 840-10, Leases – Overall.  As a result, the Company accounts for the agreement as an operating lease and expenses the rental payments on a straight-line basis over the non-cancellable term of the embedded lease.

On November 18, 2016, the Company entered into an agreement for future clinical and commercial production of the Company’s LentiGlobin and Lenti-D gene therapy drug products with a contract manufacturing organization at an existing facility. The term of the agreement is five years with a three year renewal at the mutual option of each party. Under the agreement, the Company is required to pay an up-front fee of €3.0 million, €2.0 million of which was paid in the fourth quarter of 2016 and €1.0 million of which was paid in the third quarter of 2018, and annual maintenance and production fees of up to €9.8 million, depending on its production needs. The Company may terminate this agreement with twelve months’ notice and a one-time termination fee. The Company concluded that this agreement contains an embedded lease as the clean rooms are designated for the Company’s exclusive use during the term of the agreement and determined that it is not a capital lease under ASC 840-10, Leases – Overall. As a result, the Company accounts for the agreement as an operating lease and expenses the rental payments on a straight-line basis over the non-cancellable term of the embedded lease.

60 Binney Street Lease commitments

On September 21, 2015, the Company entered into a lease agreement for office and laboratory space located in a building (the “Building”) at 60 Binney Street, Cambridge, Massachusetts (the “60 Binney Street Lease”) for its corporate headquarters with a term through March 31, 2027.  Although the Company does not legally own the premises, it is deemed to be the owner of the building for accounting purposes because the Company was involved in the construction project, including having responsibility to pay for a portion of the costs of finish work and mechanical, electrical, and plumbing elements of the Building during the construction period. Accordingly, construction costs that were incurred by the landlord directly or indirectly through reimbursement to the Company as part of its tenant improvement allowance have been recorded as an asset in property, plant and equipment, net with a related financing obligation in accrued expenses and other current liabilities and financing lease obligation, net of current portion on the Company’s condensed consolidated balance sheets.

The Company evaluated the 60 Binney Street Lease upon occupancy on March 27, 2017 and determined that the 60 Binney Street Lease did not meet the criteria for “sale-leaseback” treatment. This determination was based on, among other things, the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Accordingly, upon occupancy, the Company commenced depreciating the building over a useful life of 40 years and incurred interest expense related to the financing obligation of $3.9 million and $11.6 million for the three and nine months ended September 30, 2018, respectively.  The Company incurred interest expense related to the financing obligation of $4.1 million and $7.8 million for the three and nine months ended September 30, 2017, respectively.  The Company currently maintains a $13.8 million letter of credit as required under the terms of the lease.  Subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease to $9.2 million over time.

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

Other funding commitments

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at September 30, 2018 and December 31, 2017 or royalties on future sales of specified products.  Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts due in the event of termination to be based on the timing of the termination and the terms of the agreement.  In each of 2018 and 2019, the Company expects to make payments of approximately $4.0 million and $23.0 million, respectively, under an agreement with a contract manufacturer.

9. Collaborative arrangements

To date, the Company’s collaboration revenue has been exclusively generated from its collaboration arrangement with Celgene Corporation (“Celgene”), which was originally entered into in March 2013 and was subsequently amended in June 2015, as further described below. During the three months ended September 30, 2018, the Company entered into a collaboration agreement with Regeneron Pharmaceuticals, Inc. (“Regeneron”), as further described below.

Celgene

Celgene Original Collaboration Agreement

On March 19, 2013, the Company entered into a Master Celgene Collaboration Agreement (the “Celgene Collaboration Agreement”) with Celgene to discover, develop and commercialize potentially disease-altering gene therapies in oncology. The collaboration is focused on applying gene therapy technology to genetically modify a patient’s own T cells, known as chimeric antigen receptor, or CAR T cells, to target and destroy cancer cells. Additionally, on March 19, 2013, the Company entered into a Platform Technology Sublicense Agreement with Celgene pursuant to which the Company obtained a sublicense to certain intellectual property from Celgene, originating under Celgene’s license from Baylor College of Medicine, for use in the collaboration.

Under the terms of the Celgene Collaboration Agreement, the Company received a $75.0 million up-front, non-refundable cash payment. The Company is responsible for conducting discovery, research and development activities through completion of Phase I clinical studies during the initial term of the Celgene Collaboration Agreement, or three years. The collaboration was governed by a joint steering committee (“JSC”) formed by an equal number of representatives from the Company and Celgene. The JSC, among other activities, reviewed the collaboration program, reviewed and evaluated product candidates and approved regulatory plans. In addition to the JSC, the Celgene Collaboration Agreement provided that the Company and Celgene each appoint representatives to a patent committee, which was responsible for managing the intellectual property developed and used during the collaboration.

Celgene Amended Collaboration Agreement

On June 3, 2015, the Company and Celgene amended and restated the Celgene Collaboration Agreement (the “Amended Celgene Collaboration Agreement”).  Under the Amended Celgene Collaboration Agreement, the parties narrowed the focus of the collaboration exclusively to anti- B-cell maturation antigen (“BCMA”) product candidates for a new three-year term that ended in June 2018. In connection with the Amended Celgene Collaboration Agreement, the Company received an upfront, one-time, non-refundable, non-creditable payment of $25.0 million. The collaboration continued to be governed by the JSC. Under the terms of the Amended Celgene Collaboration Agreement, for up to two product candidates selected for development under the collaboration, the Company was responsible for conducting and funding all research and development activities performed up through completion of the initial Phase I clinical study of such product candidates.

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

Celgene bb2121 License Agreement

On February 10, 2016, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb2121, the first product candidate under the Amended Celgene Collaboration Agreement, pursuant to an executed license agreement (“bb2121 License Agreement”) entered into by the parties on February 16, 2016 and paid the Company an option fee of $10.0 million. Pursuant to the bb2121 License Agreement, Celgene was responsible for development and related funding of bb2121 after the substantial completion of the on-going Phase I clinical trial. The Company was responsible for the manufacture of vector and associated payload throughout development and, upon Celgene’s request, commercialization, which is fully reimbursed by Celgene, and Celgene was responsible for the manufacture of drug product throughout development and commercialization.

Celgene bb2121 Co-Development, Co-Promote and Profit Share Agreement

On March 28, 2018, the Company elected to co-develop and co-promote bb2121 within the U.S. pursuant to the execution of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (“bb2121 CCPS”).  The responsibilities of the parties remain unchanged from those under the bb2121 License Agreement, however, the Company will share equally in all profits and losses relating to developing, commercializing and manufacturing bb2121 within the U.S. and has the right to participate in the development and promotion of bb2121 in the U.S. Under the bb2121 CCPS, the Company may receive up to $70.0 million in development milestone payments for the first indication to be addressed by the bb2121 product candidate, with the ability to obtain additional milestone payments for a second indication and modified licensed products.  In addition, to the extent bb2121 is commercialized, the Company is entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the U.S., subject to certain reductions.

Celgene bb21217 License Agreement

On September 22, 2017, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, the second product candidate under the Amended Celgene Collaboration Agreement, pursuant to an executed license agreement (“bb21217 License Agreement”) entered into by the parties on September 28, 2017 and paid the Company an option fee of $15.0 million. Pursuant to the bb21217 License Agreement, Celgene is responsible for development and related funding of bb21217 after the substantial completion of the on-going Phase I clinical trial.  The Company is responsible for the manufacture of vector and associated payload throughout development and, upon Celgene’s request, commercialization, which is fully reimbursed by Celgene, and Celgene is responsible for the manufacture of drug product throughout development and commercialization.

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

Accounting analysis – bb2121

The Company has elected to use a practical expedient within Topic 606 that allow entities to reflect the aggregate effect of all contract modifications when identifying the satisfied and unsatisfied performance obligations for contracts that were modified prior to Topic 606 adoption. Celgene’s option to in-license the first product candidate, bb2121, under the arrangement was considered a material right at the time the Amended Celgene Collaboration Agreement was executed in June 2015 given the product candidate had been formally nominated by the JSC and that substantially all investigational new drug application, or IND, enabling activities had been completed by that time.  Therefore, Celgene’s February 2016 exercise of its option that was considered a material right to obtain an exclusive worldwide license to develop and commercialize the first product candidate, bb2121, under the collaboration represented a contract modification. As a result, the Celgene Collaboration Agreement, Amended Celgene Collaboration Agreement, and bb2121 CCPS are combined for accounting purposes and treated as a single arrangement. As of February 2016, Celgene’s option to license an additional product candidate under the collaboration did not represent a material right. Therefore, the license to the Company’s second product candidate, bb21217, which was executed in September 2017, is accounted for as a separate contract.  Refer below for discussion of the bb21217 accounting analysis.

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

As of September 30, 2018, the total transaction price of $185.5 million comprises the up-front non-refundable fees of $100.0 million, the option fee of $10.0 million, and the estimated variable consideration of $75.5 million related to the estimated reimbursement from Celgene for the manufacture of vectors and associated payload through development.  The total transaction price has been allocated to the performance obligations identified based on a relative SSP basis.  The Company estimated the SSP of the license after considering potential future cash flows under the license. The Company then discounted these probability-weighted cash flows to their present value. The Company estimated the SSP of each of the research and development services and manufacturing services to be provided based on the Company’s estimated cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.

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

The Company allocated $36.6 million of the transaction price to the research and development services.  The Company satisfied this performance obligation as the research and development services were performed.  The Company determined that the period of performance of the research and development services was three years through projected initial Phase I clinical study substantial completion, or through May 2018.  The Company recognized revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred.  Although the Company has fully satisfied this performance obligation during the second quarter of 2018, any future changes to the total transaction price allocated to the performance obligations under the arrangement may impact the revenue recognized for this performance obligation in the period of change.

The Company recognized revenue related to bb2121 research and development services of $0.6 million and $3.7 million for the three and nine months ended September 30, 2018, respectively.  The Company recognized revenue related to bb2121 research and development services of $1.6 million and $4.7 million for the three and nine months ended September 30, 2017, respectively.

bb2121 license and manufacturing services

The Company allocated $148.9 million of the transaction price to the combined unit of accounting which consists of the license and manufacture of vectors and associated payload for incorporation into bb2121.

The Company accounts for its vector manufacturing services for development in the U.S. and Celgene’s U.S. development efforts within the scope of ASC 808 given that both parties are active participants in the activities and both parties are exposed to significant risks and rewards dependent on the commercial success of the activities.  The Company recognizes revenue for its U.S. manufacturing services by analogy to Topic 606.  The portion of Celgene’s U.S. development costs that the Company is responsible for are recognized as a reduction to its collaboration revenues, or, if in excess of such revenues in a given quarter, the excess is recorded as research and development expense.

Revenue recognition for the combined unit of accounting commenced during the first quarter of 2017.  The Company recognizes revenue associated with the combined unit of accounting using the proportional performance method, as the Company will satisfy this performance obligation as the manufacturing services are performed through development. In using this method, the Company estimated its development plan for bb2121, including expected demand from Celgene, and the costs associated with the manufacture of vectors and associated payload for incorporation into bb2121. On a quarterly basis, the Company determines the proportion of effort incurred as a percentage of total effort it expects to expend.  This ratio is applied to the transaction price, which includes variable consideration, allocated to the combined performance obligation consisting of the bb2121 license and manufacturing services. Management has applied significant judgment in the process of developing its budget estimates and any changes to these estimates will be recognized in the period in which they change as a cumulative catch up.

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

As noted above, the calculation of revenue or research and development expense to be recognized for the Company’s U.S. manufacturing services is performed on a quarterly basis.  The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period, depending on the varying extent of effort performed by each party during the period.  For the three months ended March 31, 2018, the Company recognized revenue of $3.9 million (representative of gross revenue of $11.8 million offset by approximately $7.9 million of cost reimbursement to Celgene) related to the combined unit of accounting for its license and vector manufacturing of bb2121 in the U.S. For the three months ended June 30, 2018, the portion of Celgene’s U.S. development costs that the Company is responsible for were in excess of the Company’s corresponding U.S. development costs, and, as such, the Company recognized research and development expense of $3.3 million (which is representative of gross revenue of $8.5 million offset by approximately $11.8 million of cost reimbursement to Celgene) related to the combined unit of accounting. For the three months ended September 30, 2018, the portion of Celgene’s U.S. development costs that the Company is responsible for are in excess of the Company’s corresponding U.S. development costs, and, as such, the Company recorded research and development expense of $5.3 million (which is representative of gross revenue of $11.2 million offset by approximately $16.6 million of cost reimbursement to Celgene) related to the combined unit of accounting.

Revenue related to the combined unit of accounting for its rest of world license and vector manufacturing services is accounted for in accordance with Topic 606 and is recognized as collaboration revenue. The Company recognized $9.6 million and $24.3 million of revenue related to the combined unit of accounting for its rest of world license and vector manufacturing services for the three and nine months ended September 30, 2018, respectively.  The Company recognized $7.7 million and $18.6 million of revenue related to the combined unit of accounting of accounting for its license and vector manufacturing services for the three and nine months ended September 30, 2017, respectively, in accordance with ASC 605.

As of September 30, 2018, the aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb2121 license and manufacturing services, that is unsatisfied, or partially unsatisfied, is $63.1 million, which the Company expects to recognize as revenue as manufacturing services are provided through the remaining development period which is estimated to be through 2020.  The Company had $32.1 million remaining deferred revenue as of September 30, 2018 associated with the combined performance obligation consisting of the bb2121 license and manufacturing services.

Accounting analysis – bb21217

On September 22, 2017, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, the second optioned product candidate, pursuant to the bb21217 License Agreement entered into by the parties on September 28, 2017.  The bb21217 License Agreement is considered a separate contract for accounting purposes as the option to obtain an exclusive worldwide license to develop and commercialize bb21217, or any other product candidate, was not considered a material right to Celgene at the time the practical expedient was applied. The Company made this evaluation after considering the significant uncertainty at that time regarding whether any additional product candidates would be identified under the Amended Celgene Collaboration Agreement. In particular, the Company considered that bb21217 had not been formally nominated as a product candidate under the collaboration at that time, primarily due to a lack of pre-clinical data as well as uncertainty surrounding the ability to successfully complete various IND-enabling activities.

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

As of September 30, 2018, the total transaction price of $41.7 million comprises the option fee of $15.0 million and the estimated variable consideration of $26.7 million related to reimbursement from Celgene for the manufacturing services during development.  The total transaction price has been allocated to the performance obligations identified based on a relative SSP basis. The Company estimated the SSP of the license after considering potential future cash flows under the license. The Company then discounted these probability-weighted cash flows to their present value. The Company estimated the SSP of each of the research and development services and manufacturing services to be provided based on the Company’s estimated cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.

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

The Company recognized revenue related to bb21217 research and development services for Celgene of $0.7 million and $2.2 million for the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2017, the Company did not recognize any revenue under the bb21217 License Agreement.

As of September 30, 2018, the aggregate amount of the transaction price allocated to the bb21217 research and development services performance obligation that are unsatisfied, or partially unsatisfied, and deferred is $2.9 million, which the Company expects to recognize through September 2019 as research and development services are performed.

bb21217 license and manufacturing services

The Company will satisfy its performance obligation related to the manufacture of vectors and associated payload for incorporation into bb21217 through development as the bb21217 manufacturing services are performed. As of September 30, 2018, the manufacturing services for bb21217 had not yet commenced.  Therefore, no revenue has been recognized for the combined unit of accounting for the three and nine months ended September 30, 2018 and 2017.

The aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb21217 license and manufacturing services, is $36.2 million.  The Company does not expect that recognition will begin in the next twelve months and has therefore classified deferred revenue associated with the combined performance obligation as deferred revenue, net of current portion on its consolidated balance sheet. The Company had $9.8 million remaining deferred revenue as of September 30, 2018 associated with the combined performance obligation consisting of the bb21217 license and manufacturing services.

Contract assets and liabilities

The Company receives payments from its collaborative partners based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until such time as the Company satisfies its performance obligations under these arrangements. A contract asset is a conditional right to consideration in exchange for goods or services that the Company has transferred to a customer.  Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

The following table presents changes in the balances of the Company’s Celgene receivables and contract liabilities during the nine months ended September 30, 2018:

(in thousands)	Balance at beginning of period under Topic 606	Additions	Deductions	Balance at end of period under Topic 606
Receivables	$4,635	$1,641	(6,276)	$—
Contract liabilities:
Payable included in accrued expenses	—	$8,031	$(2,824)	$5,207
Deferred revenue	$76,812	—	$(31,981)	$44,831

The change in the receivables balance for the nine months ended September 30, 2018 is primarily driven by cash collected from Celgene for the amounts owed to the Company for the satisfaction of vector manufacturing services performed under the collaboration to date.  As of September 30, 2018, the Company does not have a receivable given that any amounts owed to the Company through September 30, 2018 were collected in the period and Celgene’s U.S. development costs incurred in the second and third quarters of 2018 for which the Company is responsible are in excess of the Company’s U.S. development costs for which Celgene is responsible.  The decrease in deferred revenue during the nine months ended September 30, 2018 is primarily driven by revenue recognized for the combined performance obligation consisting of the bb2121 license and manufacturing services.

During the nine months ended September 30, 2018, $32.0 million of the deferred revenue balance at the beginning of the period was recognized as gross revenues.

Regeneron

Regeneron Collaboration Agreement

On August 3, 2018, the Company entered into a Collaboration Agreement (the “Regeneron Collaboration Agreement”) with Regeneron pursuant to which the parties will apply their respective technology platforms to the discovery, development, and commercialization of novel immune cell therapies for cancer. On August 24, 2018, following the completion of required regulatory reviews, the Regeneron Collaboration Agreement became effective.  Under the terms of the agreement, the parties will leverage Regeneron’s proprietary platform technologies for the discovery and characterization of fully human antibodies, as well as T cell receptors directed against tumor-specific proteins and peptides and the Company will contribute its field-leading expertise in gene therapy.

In accordance with the Regeneron Collaboration Agreement, the parties jointly selected six initial targets and intend to equally share the costs of research up to the point of submitting an IND application for a potential gene therapy product directed to a particular target. Additional targets may be selected during the five-year research collaboration term as agreed to by the parties.

Regeneron will accrue a certain number of option rights exercisable against targets as the parties reach certain milestones under the terms of the agreement.  Upon the acceptance of an IND for the first product candidate directed to a target, Regeneron will have the right to exercise an option for co-development/co-commercialization of product candidates directed to such target on a worldwide or applicable opt-in territory basis, with certain exceptions. Where Regeneron chooses to opt-in, the parties will share equally in the costs of development and commercialization, and will share equally in any profits or losses therefrom in applicable opt-in territories.  Outside of the applicable opt-in territories, the target becomes a licensed target and Regeneron would be eligible to receive, with respect to any resulting product, milestone payments of up to $130.0 million per product and royalties on net sales outside of the applicable opt-in territories at a rate ranging from the mid-single digits to low-double digits.  Where Regeneron does not exercise its option, or does not have an option to a target, the target would also become a licensed target.

Either party may terminate a given research program directed to a particular target for convenience, and the other party may elect to continue such research program at its expense, receiving applicable cross-licenses. The terminating party will receive licensed product royalties and milestone payments on the potential applicable gene therapy products. Where the Company terminates a given research program for convenience, and Regeneron elects to continue such research program, the parties will enter into a transitional services agreement. Under certain conditions, following its opt-in, Regeneron may terminate a given collaboration program and the Company may elect to continue the development and commercialization of the applicable potential gene therapy products as licensed products.

Regeneron Share Purchase Agreement

A Share Purchase Agreement (“SPA”) was entered into by the parties on August 3, 2018.  On August 24, 2018, the closing date of the transaction, the Company issued Regeneron 0.4 million shares of the Company’s common stock, subject to certain restrictions, for $238.10 per share, or $100.0 million in the aggregate.  The purchase price represents $63.0 million worth of common stock plus a $37.0 million premium, which represents a collaboration research advancement, or credit to be applied to Regeneron’s initial 50 percent funding obligation for collaboration research, after which the collaborators will continue to fund ongoing research equally. The collaboration research advancement only applies to pre-IND research activities and is not refundable or creditable against post-IND research activities for any programs where Regeneron exercises their opt-in rights.

Accounting analysis – Regeneron

At the commencement of the arrangement, two units of accounting were identified, which are the issuance of 420,000 of the Company’s common shares and joint research activities during the five year research collaboration term. The Company determined the total transaction price to be $100.0 million, which comprises $54.5 million attributed to the equity sold to Regeneron and $45.5 million attributed to the joint research activities. In determining the fair value of the common stock at closing, the Company considered the closing price of the common stock on the closing date of the transaction and included a lack of marketability discount because Regeneron received shares subject to certain restrictions.

The Company analyzed the joint research activities to assess whether they fall within the scope of ASC 808, and will reassess this throughout the life of the arrangement based on changes in the roles and responsibilities of the parties. Based on the terms of the arrangement as outlined above, for the collaboration research performed prior to submission of an IND application for a potential gene therapy product, both parties are deemed to be active participants in the collaboration. Both parties are performing research and development activities and will share equally in these costs through IND. Additionally, Regeneron and the Company are exposed to significant risks and rewards dependent on the commercial success of any product candidates that may result from the collaboration.  As such, the collaboration arrangement is deemed to be within the scope of ASC 808.

The $45.5 million attributed to the joint research activities includes the $37.0 million creditable against amounts owed to the Company by Regeneron. The collaboration research advancement will be reduced over time for amounts due to the Company by Regeneron as a result of the parties agreeing to share in the costs of collaboration research equally. The remainder of the amount attributed to the joint research activities will be recognized over the five-year research collaboration term.

Consistent with its collaboration accounting policy, the Company will recognize collaboration revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period.  That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaboration revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron.  If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron.

The Company did not recognize any collaboration revenue, or research and development expense, from the Regeneron Collaboration Agreement during the three and nine months ended September 30, 2018.

10. License and royalty revenue

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

The Company began recognizing royalty revenue from sales of Kymriah in the fourth quarter of 2017. As the license was deemed to be the predominant item to which the royalties relate, the Company recognizes royalties from the sales of Kymriah when the related sales occur. For the three and nine months ended September 30, 2018, the Company recognized royalty revenue of $0.6 million and $1.4 million, respectively.  The Company did not recognize royalty revenue in the comparative periods in the prior year given that Kymriah was first approved for commercial sale in the second half of 2017.

The associated cost of license and royalty revenue for the three and nine months ended September 30, 2018 was less than $0.1 million in both periods.  For the three and nine months ended September 30, 2017, the cost of license and royalty revenue was $1.1 million and $1.4 million, respectively.

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

Given this arrangement is within the scope of Topic 606, the Company assessed this arrangement in accordance with Topic 606 and concluded that at the date of contract inception, only one performance obligation, consisting of the license which was satisfied at contract inception, was identified. Accordingly, the entire nonrefundable license fee of $3.0 million was recognized as revenue upon contract execution in the second quarter of 2017 given there were no other unsatisfied performance obligations in the arrangement.  This accounting conclusion was unchanged from its historical treatment under ASC 605. Because the single performance obligation was previously satisfied, all regulatory milestones will be recognized as revenue in full in the period in which the associated milestone is achieved. Regulatory approvals are not within the Company’s control or the licensee’s control and are generally not considered probable of being achieved until those approvals are received. As such, these milestones are constrained and excluded from the transaction price until such time as regulatory approvals are received.  During the three and nine months ended September 30, 2017, the Company recognized revenue of $3.0 million upon delivery of the license, as there were no other undelivered elements in the arrangements.  There was no revenue recognized under this arrangement in the three and nine months ended September 30, 2018.

For the three and nine months ended September 30, 2017 the cost of license and royalty revenue was $0.1 million.  Given there was no revenue recognized under this arrangement in the three and nine months ended September 30, 2018, there was no associated cost of license and royalty revenue.

11. Equity

On December 15, 2017, the Company sold 3.2 million shares of common stock through an underwritten public offering at a price of $185.00 per share for aggregate net proceeds of $569.8 million.  In January 2018, the Company sold an additional 0.3 million shares of common stock pursuant to the partial exercise of an overallotment option granted to the underwriters in connection with the December 2017 underwritten public offering at a price of $185.00 per share for aggregate net proceeds of $48.7 million.

In July 2018, the Company sold 3.9 million shares of common stock (inclusive of shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $162.50 per share for aggregate net proceeds of $600.6 million.

12. Stock-based compensation

In January 2018 and 2017, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 2.0 million and 1.6 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. As of September 30, 2018, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 1.6 million.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $29.8 million and $80.8 million for the three and nine months ended September 30, 2018, respectively.  The Company recognized stock-based compensation expense totaling $14.0 million and $39.0 million for the three and nine months ended September 30, 2017, respectively. Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the		For the
	three months ended September 30,		nine months ended September 30,
	2018	2017	2018	2017
Stock options	$22,663	$10,786	$60,890	$30,892
Restricted stock units	6,918	3,067	19,413	7,659
Employee stock purchase plan	216	130	546	402
	$29,797	$13,983	$80,849	$38,953

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the		For the
	three months ended September 30,		nine months ended September 30,
	2018	2017	2018	2017
Research and development	$14,445	$7,049	$40,265	$19,500
General and administrative	15,352	6,934	40,584	19,453
	$29,797	$13,983	$80,849	$38,953

In February 2018, the Company issued restricted stock units with service and performance conditions to employees, approximately 0.2 million of which are outstanding as of September 30, 2018 and none of which vested during the three or nine months ended September 30, 2018. Vesting of these awards is contingent on the occurrence of a certain regulatory milestone event and fulfillment of any remaining service condition.  As a result, the related compensation cost will be first recognized as expense if and when achievement of the regulatory milestone is considered probable.  These awards were modified in the second quarter of 2018 as a result of the adoption of a broad-based employee plan.  The Company did not recognize any expense during the three or nine months ended September 30, 2018 related to these awards and may recognize up to $38.8 million in stock-based compensation expense related to these awards upon achievement of the performance condition and subject to the service based condition.

As of September 30, 2018, the Company had $286.4 million of unrecognized stock-based compensation expense related to unvested stock options, restricted stock units and the employee stock purchase plan, which is expected to be recognized over a weighted-average period of 3.0 years, exclusive of any potential future stock-based compensation expense that may be recognized on any of the Company’s outstanding performance-based awards for which the performance conditions were deemed not probable of achievement as of September 30, 2018.

Stock option activity

The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2017	3,755	$67.91
Granted	1,416	$193.00
Exercised	(535)	$52.87
Canceled or forfeited	(97)	$134.63
Outstanding at September 30, 2018	4,539	$107.28
Exercisable at September 30, 2018	2,035	$60.91
Vested and expected to vest at September 30, 2018	4,507	$107.32

During the nine months ended September 30, 2018, 0.5 million shares of common stock were exercised, resulting in total proceeds to the Company of $28.3 million. In accordance with the Company’s equity award plans, the shares were issued from a pool of shares reserved for issuance under the equity award plans.

Restricted stock unit activity

The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested balance at December 31, 2017	477	$80.72
Granted	626	$197.79
Vested	(132)	$81.80
Forfeited	(37)	$159.04
Unvested balance at September 30, 2018	934	$155.94

Refer above for discussion of the performance-based restricted stock units granted in February 2018, which are included in the table above.

Employee stock purchase plan

On June 3, 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 238,000 shares of the Company’s common stock to participating employees. During the nine months ended September 30, 2018 and 2017, 16,026 shares and 20,773 shares of common stock were issued under the 2013 ESPP, respectively.

13. Income taxes

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

14. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three and nine months ended
	September 30,
	2018	2017
Outstanding stock options	4,539	4,016
Restricted stock units	934	456
ESPP shares	10	10
	5,483	4,482

15. Subsequent events

On October 11, 2018, the Company entered into a manufacturing agreement for the production of vector for the Company’s BCMA product candidate with a contract manufacturing organization that generally provides for termination on notice, with the exact amounts due in the event of termination to be based on the timing of the termination and the terms of the agreement. Under this agreement, the Company will be required to pay a minimum of approximately $197.7 million.

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

Overview

We are a clinical-stage biotechnology company committed to developing potentially transformative gene therapies for severe genetic diseases and cancer. With our lentiviral-based gene therapy and gene editing capabilities, we have built an integrated product platform with broad potential application in these areas. We believe that gene therapy for severe genetic diseases has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our clinical programs in severe genetic diseases include our LentiGlobin® product candidate to treat transfusion-dependent β-thalassemia, or TDT, and to treat sickle cell disease, or SCD, and our Lenti-DTM product candidate to treat cerebral adrenoleukodystrophy, or CALD, a rare hereditary neurological disorder. Our programs in oncology are built upon our leadership in lentiviral gene delivery and T cell engineering, with a focus on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. bb2121 and bb21217, our product candidates in oncology, are CAR T cell product candidates for the treatment of multiple myeloma. We are co-developing and co-promoting the bb2121 product candidate in the United States with Celgene Corporation, or Celgene, and we have exclusively licensed to Celgene the development and commercialization rights for the bb2121 product candidate outside of the United States. We have exclusively licensed the development and commercialization rights for the bb21217 product candidate to Celgene, with an option to elect to co-develop and co-promote bb21217 within the U.S.

We are developing our LentiGlobin product candidate with the goal of filing for regulatory approval in the US and EU for different genotypes of TDT and for SCD.  Both TDT and SCD are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans.  We completed a Phase I/II study of our LentiGlobin product candidate in the United States, Australia, and Thailand for the treatment of patients with TDT, called the Northstar Study (HGB-204). We are conducting the following clinical studies of our LentiGlobin product candidate: a single-center Phase I/II study in France of our LentiGlobin product candidate for the treatment of patients with TDT or SCD (HGB-205); a multi-site, international, Phase III study for the treatment of patients with TDT and a non-β0/β0 genotype, called the Northstar-2 Study (HGB-207); a multi-site, international, Phase III study for the treatment of patients with TDT and a β0/β0 genotype, called the Northstar 3 Study (HGB-212); and a multi-site Phase I/II study in the United States for the treatment of patients with SCD (HGB-206).  We have achieved our enrollment target for the adult and adolescent cohort in the Northstar-2 Study.  In October 2018, we announced that the European Medicines Agency, or EMA, has accepted for review our marketing authorization application of our LentiGlobin product candidate for the treatment of adult and adolescent patients with TDT and a non-β0/β0 genotype; we anticipate a potential first conditional approval in the EU of our LentiGlobin product candidate in 2019. We are engaged with the U.S. Food and Drug Administration, or FDA, in ongoing discussions regarding our proposed development plans for our LentiGlobin product candidate in SCD. Based on these discussions and clinical data for our LentiGlobin product candidate in SCD, we are modifying and expanding our clinical development plans to explore efficacy endpoints that may allow us to pursue a more accelerated development path in the United States of our LentiGlobin product candidate for the treatment of patients with SCD who have a history of vaso-occlusive events, or VOEs.  Specifically, we have expanded the enrollment of our HGB-206 study to enroll up to 50 adult and adolescent patients. The expanded HGB-206 study has a new primary efficacy endpoint based on βA-T87Q expression and total hemoglobin, and a key secondary endpoint of frequency of VOEs.  As modified, the HGB-206 study will increase the overall set of clinical data regarding the relationship between anti-sickling hemoglobin and clinical outcomes, and has the potential to validate the new primary efficacy endpoint as a surrogate endpoint for other SCD clinical outcomes such as VOEs. In 2019, we intend to initiate a multi-site, international Phase III study of our LentiGlobin product candidate for the treatment of patients with SCD and a history of VOEs with the same primary and secondary endpoints, and comparable design, as our HGB-206 study. Although we cannot be certain that our HGB-206 study and planned Phase III study will be sufficient to form the basis for a BLA submission in the United States or a MAA in Europe for the treatment of patients with SCD, these studies have been expanded, modified and planned with the goal of achieving a more accelerated development path for our LentiGlobin product candidate in the United States for the treatment of patients with SCD who have a history of VOEs.  We are also engaged in ongoing discussions with the EMA regarding our proposed development plans for LentiGlobin in SCD in Europe.

We are developing our Lenti-D product candidate with the goal of filing for regulatory approval in the US and EU for CALD, a rare, hereditary neurological disorder that is often fatal.  We are conducting a multi-site, international, Phase II/III clinical study of our Lenti-D™ product candidate, called the Starbeam Study (ALD-102), for the treatment of patients with CALD.  We have achieved our enrollment target for the Starbeam Study. We are also conducting an observational study of patients with CALD treated by allogeneic hematopoietic stem-cell transplant referred to as the ALD-103 study. In addition, in early 2019 we intend to initiate a multi-site Phase III study of the Lenti-D product candidate for the treatment of patients with CALD (ALD-104) to enable access following completion of enrollment in the Starbeam study, and to evaluate the suitability of additional conditioning regimens for use with the Lenti-D product candidate. We have reached general alignment with the FDA and EMA on the clinical development program to support future marketing applications for our Lenti-D product candidate in the treatment of patients with CALD. We believe that we may be able to seek approval of our Lenti-D product candidate for the treatment of patients with CALD on the basis of the data from our ALD-102 study, observational ALD-103 study, and retrospective analysis from the ALD-101 study.  We anticipate a potential first approval of our Lenti-D product candidate for the treatment of patients with CALD in 2020.

We are developing, in collaboration with Celgene, our bb2121 and bb21217 product candidates with the goal of filing for regulatory approval in multiple myeloma on a global basis.  bb2121 is the lead product candidate arising from our multi-year collaboration with Celgene, for the discovery, development and commercialization of CAR T cell therapies targeting B-cell maturation antigen, or BCMA. In March 2018 we entered into an agreement with Celgene to co-develop and co-promote bb2121 in the United States, in which both parties will share equally in costs and profits.  Celgene is conducting a multi-site Phase I clinical study in the United States of the bb2121 product candidate for the treatment of patients with relapsed/ refractory multiple myeloma (CRB-401), and a multi-site Phase II clinical study in the United States and Europe of the bb2121 product candidate for the treatment of patients with relapsed/refractory multiple myeloma.  Celgene has announced plans to initiate a Phase III clinical study in the United States and Europe of bb2121 in third line multiple myeloma in 2018. We and Celgene anticipate a potential approval of the bb2121 product candidate for the treatment of relapsed/ refractory multiple myeloma in 2020.

In September 2017, we initiated a Phase I clinical study of bb21217, the second anti-BCMA product candidate arising from our collaboration with Celgene, and Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217. We currently expect we will exercise our option to co-develop and co-promote bb21217 within the U.S.

As of September 30, 2018, we had cash, cash equivalents and marketable securities of approximately $2.0 billion.

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

We have never been profitable and have incurred net losses in each year since inception. Our net loss was $145.5 million and $406.6 million for the three and nine months ended September 30, 2018, respectively, and our accumulated deficit was $1.3 billion as of September 30, 2018. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•	conduct clinical studies for our LentiGlobin, Lenti-D product candidates, as well as to fund our share of the costs of clinical studies for the bb2121 and bb21217 product candidates;
•	increase research and development-related activities for the discovery and development of oncology product candidates;
•	continue our research and development efforts internally and through our collaborations with external partners, such as with Regeneron Pharmaceuticals, Inc.;
•	manufacture clinical study materials and establish the infrastructure necessary to support and develop large-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates;
•	add personnel to support our product development and commercialization efforts; and
•	increase activities leading up to the potential commercial launch of our LentiGlobin product candidate.

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

Collaboration revenue to date is generated exclusively from our collaboration arrangement with Celgene. The terms of the arrangement with respect to bb2121 contain multiple promised goods or services, which include at inception: (i) research and development services, (ii) a license to bb2121, and (iii) manufacture of vectors and associated payload for incorporation into bb2121 under the license.  As of September 2017, the collaboration also includes the following promised goods or services with respect to bb21217: (i) research and development services, (ii) a license to bb21217, and (iii) manufacture of vectors and associated payload for incorporation into bb21217 under the license.  In March 2018, we entered into an agreement with Celgene to co-develop and co-promote bb2121 in which both parties will share equally in U.S. costs and profits.  Collaboration revenue is recognized as the performance obligations are satisfied.

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

•

Starbeam Study (ALD-102) – We are conducting a Phase II/III clinical study in the United States, England and France to examine the safety and efficacy of our Lenti-D product candidate in the treatment of patients with CALD.  We have achieved our enrollment target for this study.

•

HGB-205 Study – We are conducting a Phase I/II clinical study in France to study the safety and efficacy of our LentiGlobin product candidate in the treatment of patients with TDT and of patients with SCD.

•

HGB-206 Study – We are conducting a Phase I/II clinical study in the United States to study the safety and efficacy of our LentiGlobin product candidate in the treatment of patients with SCD. We have amended the protocol of our HGB-206 study to expand enrollment and to enroll both adult and adolescent patients with SCD.

•

Northstar-2 Study (HGB-207) – We are conducting a Phase III study at multiple sites internationally to examine the safety and efficacy of our LentiGlobin product candidate in the treatment of patients with TDT and a non-β0/β0 genotype.

•

Northstar-3 Study (HGB-212) – We are conducting a Phase III study at multiple sites internationally to study the safety and efficacy of our LentiGlobin product candidate in the treatment of patients with TDT and a β0/β0 genotype.

•	ALD-104 – We intend to initiate a Phase III clinical study in the United States to examine the safety and efficacy of our Lenti-D product candidate in the treatment of patients with CALD.
•	We intend to initiate a Phase III clinical study at multiple sites internationally to study the safety and efficacy of our LentiGlobin product candidate in the treatment of patients with SCD.
•

CRB-402 study – We are conducting a Phase I clinical study of our bb21217 product candidate, our next-generation anti-BCMA product candidate in the treatment of patients with relapsed/refractory multiple myeloma.

•

Clinical studies for the bb2121 product candidate – Celgene is conducting the following studies of the bb2121 product candidate in the treatment of patients with relapsed/ refractory multiple myeloma: a Phase I clinical study in the United States, a Phase II clinical study in the United States and Europe, and a Phase III clinical study in the United States and Europe. We share the costs of these clinical studies with Celgene.

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

	For the		For the
	three months ended September 30,		nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
LentiGlobin	$31,770	$19,346	$100,332	$63,014
Lenti-D	11,773	3,680	27,213	11,366
bb2121	19,722	7,080	51,757	21,644
bb21217	3,525	2,483	10,302	2,483
Pre-clinical programs	13,363	4,110	34,193	15,332
Total direct research and development expense	80,153	36,699	223,797	113,839
Employee-and contractor-related expenses	9,248	5,284	24,192	14,947
Stock-based compensation expense	14,445	7,049	40,265	19,500
Platform-related expenses	3,236	5,762	14,635	13,380
Facility expenses	8,856	6,465	24,259	18,152
Other expenses	806	286	1,719	646
Total other research and development expenses	36,591	24,846	105,070	66,625
Total research and development expense	$116,744	$61,545	$328,867	$180,464

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

Change in fair value of contingent consideration

On June 30, 2014, we acquired Precision Genome Engineering, Inc., or Pregenen.  The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology.

As of September 30, 2018, there are $120.0 million in future contingent cash payments, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $3.1 million as of September 30, 2018, all of which is classified as a non-current liability on our condensed consolidated balance sheet.

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

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the nine months ended September 30, 2018, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on February 21, 2018, except as otherwise described below.

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

Collaboration revenue

To date, collaboration revenue has been exclusively generated from our collaboration arrangement with Celgene, which was originally entered into in March 2013 and was subsequently amended in June 2015, as further described in Note 9, “Collaborative arrangements”.

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

	Impact of Topic 606 adoption on condensed consolidated balance sheet as of September 30, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$22,575	$9,596	$12,979
Deferred revenue, net of current portion	$22,256	$6,074	$16,182
Accumulated deficit	$(1,349,785)	$15,670	$(1,365,455)

	Impact of Topic 606 adoption on condensed consolidated statement of operations and comprehensive loss for the three months ended September 30, 2018
(in thousands, except per share data)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$10,926	$2,097	$8,829
Research and development expense	$116,744	$(2,789)	$119,533
Net loss	$(145,480)	$4,886	$(150,366)
Net loss per share - basic and diluted:	$(2.73)	$0.09	$(2.82)

	Impact of Topic 606 adoption on condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2018
(in thousands, except per share data)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$33,971	$9,116	$24,855
Research and development expense	$328,867	$(4,589)	$333,456
Net loss	$(406,602)	$13,705	$(420,307)
Net loss per share - basic and diluted:	$(7.95)	$0.27	$(8.22)

	Impact of Topic 606 adoption on condensed consolidated statement of cash flows for the nine months ended September 30, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Net loss	$(406,602)	$13,705	$(420,307)
Changes in deferred revenue	$(31,981)	$(13,705)	$(18,276)

Share-based compensation

Our share-based compensation programs grant awards that have included stock options, restricted stock units, restricted stock awards, and shares issued under our employee stock purchase plan. Grants are awarded to employees, including directors, and non-employees.  As noted in our 2017 Annual Report on Form 10-K, we historically applied the guidance in FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees, to account for awards to non-employees pursuant to which the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. As discussed in the “Recently Adopted Accounting Pronouncements”, in the third quarter of 2018 we adopted ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”.  As a result, the accounting for non-employee awards will be generally consistent with that of employee awards. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis.

Results of Operations

Comparison of the three months ended September 30, 2018 and 2017:

	For the
	three months ended September 30,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration revenue	$10,926	$5,211	$5,715
License and royalty revenue	602	2,500	(1,898)
Total revenues	11,528	7,711	3,817
Operating expenses:
Research and development	116,744	61,545	55,199
General and administrative	44,527	22,982	21,545
Cost of license and royalty revenue	29	1,100	(1,071)
Change in fair value of contingent consideration	47	(258)	305
Total operating expenses	161,347	85,369	75,978
Loss from operations	(149,819)	(77,658)	72,161
Interest income (expense), net	4,591	(1,155)	(5,746)
Other income (expense), net	(252)	8	260
Loss before income taxes	(145,480)	(78,805)	66,675
Net loss	$(145,480)	$(78,805)	$66,675

Revenues. Total revenue was $11.5 million for the three months ended September 30, 2018, compared to $7.7 million for the three months ended September 30, 2017. The increase of $3.8 million was primarily attributable to an increase in collaboration revenue for the bb2121 license and manufacturing services under our agreement with Celgene, offset by a decrease in license and royalty revenue.

Research and development expenses. Research and development expenses were $116.7 million for the three months ended September 30, 2018, compared to $61.5 million for the three months ended September 30, 2017. The overall increase of $55.2 million was primarily attributable to the following:

•	$26.4 million of increased costs incurred for material production, laboratory expenses, and collaboration research;
•

$16.7 million of increased employee compensation, benefit, and other headcount related expenses, of which $7.4 million is stock based compensation expense, primarily due to an increase in headcount to support overall growth;

•	$4.5 million of increased facility related costs and professional and consulting fees;
•

$3.8 million of increased license and milestone fees (exclusive of any costs recorded in cost of license and royalty revenue) primarily driven by the upfront payment made to Gritstone Oncology, Inc.; and

•	$3.4 million of increased clinical trial related costs necessary to support the advancement of our clinical programs; and

General and administrative expenses. General and administrative expenses were $44.5 million for the three months ended September 30, 2018, compared to $23.0 million for the three months ended September 30, 2017. The increase of $21.5 million was primarily attributable to $14.5 million of increased employee compensation, benefit, and other headcount related expenses, of which $8.4 million is stock based compensation expense, primarily due to an increase in headcount to support overall growth.  In addition, the overall increase is driven by increased professional and consulting fees of $4.2 million, increased office costs of $1.6 million, and increased market research costs of $1.4 million.

Cost of license and royalty revenue. Cost of license and royalty revenue was less than $0.1 million for the three months ended September 30, 2018, compared to $1.1 million for the three months ended September 30, 2017.  The decrease is attributable to decreased license and royalty revenue in the same periods.

Change in fair value of contingent consideration. The change in fair value of contingent consideration is driven by changes in assumptions related to estimated milestone achievement dates or probabilities of achievement.

Interest income (expense), net.  The change in interest income (expense), net was primarily related to interest income earned on investments, offset by interest expense on the financing obligation for our headquarters at 60 Binney Street in Cambridge, Massachusetts.  The increase in interest income is primarily driven by an increase in marketable securities held by us as a result of the deployment of cash received in connection with our prior common stock offerings as well as increased interest rates.

Other income (expense), net.  The change in other income (expense), net was primarily related to gains and losses on foreign currency.

Comparison of the nine months ended September 30, 2018 and 2017:

	For the
	nine months ended September 30,
	2018	2017	Change
	(in thousands)
Revenues:
Collaboration revenue	$33,971	$18,189	$15,782
License and royalty revenue	1,365	13,070	(11,705)
Total revenues	35,336	31,259	4,077
Operating expenses:
Research and development	328,867	180,464	148,403
General and administrative	120,621	64,463	56,158
Cost of license revenue	67	1,520	(1,453)
Change in fair value of contingent consideration	843	205	638
Total operating expenses	450,398	246,652	203,746
Loss from operations	(415,062)	(215,393)	199,669
Interest income (expense), net	8,415	(1,842)	(10,257)
Other income (expense), net	45	(1,180)	(1,225)
Loss before income taxes	(406,602)	(218,415)	188,187
Net loss	$(406,602)	$(218,415)	$188,187

Revenues. Total revenue was $35.3 million for the nine months ended September 30, 2018, compared to $31.3 million for the nine months ended September 30, 2017. The increase of approximately $4.1 million was primarily attributable to an increase in collaboration revenue for the bb2121 license and manufacturing services under our agreement with Celgene, offset by a decrease in license and royalty revenue, primarily due to license revenue from Novartis recognized in the prior period.

Research and development expenses. Research and development expenses were $328.9 million for the nine months ended September 30, 2018, compared to $180.5 million for the nine months ended September 30, 2017. The increase of $148.4 million was primarily attributable to the following:

•	$65.5 million of increased costs incurred for material production, laboratory expenses, and collaboration research;
•

$45.8 million of increased employee compensation, benefit, and other headcount related expenses, of which $20.8 million is stock based compensation expense, primarily due to an increase in headcount to support overall growth;

•

$13.8 million of license and milestone fees (exclusive of any costs recorded in cost of license and royalty revenue) primarily driven by milestones triggered by the first patient treated in the Phase 2 clinical study of bb2121 which is run by our collaborative partner, Celgene, milestones owed to other collaborators as a result of certain clinical events occurring in the nine months ended September 30, 2018, as well as the upfront payment made to Gritstone Oncology, Inc.;

•	$10.1 million of increased clinical trial related costs necessary to support the advancement of our clinical programs;
•	$6.6 million of increased professional and consulting fees; and
•	$6.1 million of increased facility related expenses.

General and administrative expenses. General and administrative expenses were $120.6 million for the nine months ended September 30, 2018, compared to $64.5 million for the nine months ended September 30, 2017.  The increase of approximately $56.2 million was primarily attributable to $37.7 million of increased employee compensation, benefit, and other headcount related expenses, of which $21.1 million is stock based compensation expense, primarily due to an increase in headcount to support overall growth.  In addition, the overall increase is driven by increased professional and consulting fees of $9.1 million, increased market research costs of $7.0 million, and increased office costs of $3.2 million, offset by decreased facility related expenses of $1.1 million.

Cost of license and royalty revenue. Cost of license and royalty revenue was less than $0.1 million for the nine months ended September 30, 2018, compared to $1.5 million for the nine months ended September 30, 2017.  The decrease is attributable to decreased license and royalty revenue in the same periods.

Change in fair value of contingent consideration. The change in fair value of contingent consideration is driven by changes in assumptions related to estimated milestone achievement dates or probabilities of achievement.

Interest income (expense), net.  The change in interest income (expense), net was primarily related to interest income earned on investments, offset by interest expense on the financing obligation for our headquarters at 60 Binney Street in Cambridge, Massachusetts.  The increase in interest income is primarily driven by an increase in marketable securities held by us as a result of the deployment of cash received in connection with our prior common stock offerings as well as increased interest rates.

Other income (expense), net.  The change in other income (expense), net was primarily related to gains and losses on foreign currency.

Liquidity and Capital Resources

As of September 30, 2018, we had cash, cash equivalents and marketable securities of approximately $2.0 billion. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current planned operations into 2022.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2018, our funds are primarily held in U.S. treasury securities, U.S. government agency securities, certificates of deposit and money market accounts.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of September 30, 2018 we had an accumulated deficit of $1.3 billion. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	For the nine months ended
	September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(283,695)	$(185,174)
Net cash used in investing activities	(258,344)	(344,222)
Net cash provided by financing activities	735,771	487,843
Net increase (decrease) in cash, cash equivalents and restricted cash	$193,732	$(41,553)

Cash Flows from Operating Activities. The $98.5 million increase in cash used in operating activities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was partially due to the increase in net loss during this period of $188.2 million, which was driven by increased payroll and payroll-related expenses and spending on our clinical and pre-clinical stage programs to support overall growth. This was offset by cash received from Regeneron in connection with our collaboration with Regeneron. Of the $100.0 million of cash received, $45.5 million is related to operating activities, the remainder of which is classified as a financing activity. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities. The $85.9 million decrease in cash used by investing activities for the nine months ended September 30, 2018 was primarily due to an increase of $311.5 million in proceeds received from the maturity of marketable securities and a decrease in cash used to purchase property, plant and equipment of $0.6 million, offset by $20.0 million used to purchase equity securities of Gritstone Oncology, Inc. and an additional increase of $206.2 million in cash used to purchase marketable securities compared to the nine months ended September 30, 2017.

Cash Flows from Financing Activities. The $247.9 million increase in cash provided by financing activities was primarily driven by proceeds from the issuance of common stock to Regeneron of $54.5 million, an increase of $212.6 million in proceeds from the public offering of common stock, net of issuance costs, and an increase of $15.1 million in proceeds from the issuance of common stock, offset by a decrease of $34.9 million in the reimbursement of tenant improvements under our financing lease obligation, in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 21, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk related to changes in interest rates. As of September 30, 2018 and December 31, 2017, we had cash, cash equivalents and marketable securities of $2.0 billion and $1.6 billion, respectively, primarily invested in U.S. government agency securities and treasuries, federally insured certificates of deposit and money market accounts invested in U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2018, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $6.7 million.

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

As of September 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018 there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2018, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Regulatory requirements governing gene therapy products have evolved and may continue to change in the future. For example, on July 11, 2018, the FDA released draft guidance documents intended to reflect recent advances in the field, and to update the framework for the development, review and approval of gene therapies. These draft guidance documents pertain to the development of gene therapies for the treatment of specific disease categories, including rare diseases, and to manufacturing and long-term follow up issues relevant to gene therapy, among other topics. Furthermore, the FDA has established the Office of Cellular, Tissue and Gene Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. Gene therapy clinical studies conducted at institutions that receive funding for recombinant DNA research from the U.S. National Institutes of Health, or NIH, are also subject to review by the NIH Office of Biotechnology Activities’ Recombinant DNA Advisory Committee, or RAC. Although the FDA decides whether individual gene therapy protocols may proceed, the RAC review process can impede the initiation of a clinical study, even if the FDA has reviewed the study and approved its initiation. Clinical trial sites in the United States that receive NIH funding for research involving recombinant or synthetic nucleic acid molecules are required to follow RAC recommendations, or risk losing NIH funding for such research or needing NIH pre-approval before conducting such research. In addition, the FDA can put an investigational new drug application, or IND, on clinical hold if the information in an IND is not sufficient to assess the risks in pediatric patients. Before a clinical study can begin at any institution, that institution’s institutional review board, or IRB, and its Institutional Biosafety Committee will have to review the proposed clinical study to assess the safety of the study. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates.

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

In particular, each of the conditions for which we plan to evaluate our current hematopoietic stem cell, or HSC, product candidates are rare genetic disorders with limited patient pools from which to draw for clinical studies. Further, because newborn screening for CALD is not widely adopted, and it can be difficult to diagnose CALD in the absence of a genetic screen, we may have difficulty finding patients who are eligible to participate in our study. The eligibility criteria of our clinical studies will further limit the pool of available study participants. Additionally, the process of finding and diagnosing patients may prove costly. The treating physicians in our clinical studies may also use their medical discretion in advising patients enrolled in our clinical studies to withdraw from our studies to try alternative therapies. Finally, our treatment process requires that the procurement of autologous cells from patients be conducted where the cells can be shipped to a transduction facility within the required timelines, as the HSCs and T cells, in the case of our oncology product candidate, have limited viability following harvest.

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

Our product candidates first initiated evaluation in human clinical studies in 2013, and we may experience unexpected results in the future. Results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There is limited data concerning long-term safety and efficacy following treatment with our gene therapy and T cell-based product candidates. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. For instance, while patients with TDT or SCD who have been treated with our LentiGlobin product candidate may experience a reduction or temporary elimination of transfusion support, there can be no assurance that they will not require transfusion support in the future. Similarly, patients with relapsed/refractory multiple myeloma who have been treated with the bb2121 or the bb21217 product candidate may experience disease progression. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or regulatory approval of our product candidates.

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

Initial results from our clinical studies of LentiGlobin suggest that patients with TDT and a non-β0/β0 genotype experienced better outcomes to treatment with our LentiGlobin product candidate than patients with TDT and a β0/β0 genotype. Consequently, we are seeking EMA approval, and we expect to seek FDA approval, of our LentiGlobin product candidate initially for the treatment of patients with TDT and a non-β0/β0 genotype. In order to support an application for FDA approval of our LentiGlobin product candidate in patients with TDT and a β0/β0 genotype, we initiated the HGB-212 study, but we do not know if or when our LentiGlobin product candidate may be commercially available to patients with all genotypes.

* There can be no assurance that we will ultimately receive marketing approval of our Lenti-D product candidate in the United States or the European Union.

Based on our discussions with the FDA and EMA, we believe that we may be able to seek approval for our Lenti-D product candidate for the treatment of patients with CALD on the basis of the clinical data from our ongoing Starbeam Study, and the ongoing ALD-103 observational study. For the FDA’s assessment of efficacy, we expect that the clinical results of the Starbeam Study will be compared to a clinically meaningful benchmark based on the medical literature and data collected in ALD-101, a retrospective analysis that assessed the natural history of CALD as well as outcomes of patients with CALD who had received allogeneic hematopoietic stem cell transplant treatment, or allo-HSCT. For the FDA’s assessment of safety, we expect that the clinical results of the Starbeam Study will be compared to data collected from the ALD-103 study, a multinational, multi-site, prospective and retrospective observational study that is running concurrently with the Starbeam Study and is designed to evaluate outcomes of allo-HSCT in patients with CALD.

Our regulatory submission plans are contingent upon our Lenti-D product candidate demonstrating sufficient efficacy and safety in the Starbeam Study. Whether our Lenti-D product candidate is eligible for approval will ultimately be determined at the discretion of the FDA and EMA, and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support approval. Depending on the outcome of our ongoing studies, the FDA and EMA may require that we conduct additional or larger clinical trials before our Lenti-D product candidate is eligible for approval.

We cannot be certain that our Northstar-2 Study in patients with TDT and a non-β0/β0 genotype, or our Northstar-3 Study in patients with TDT and a β0/β0 genotype, together with data from our Northstar Study and HGB-205 study, will be sufficient to form the basis for a BLA submission for our LentiGlobin product candidate for the treatment of patients with TDT.

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

There can be no assurance that we will ultimately receive conditional marketing approval of our LentiGlobin product candidate in the European Union for the treatment of patients with TDT, or the nature of the conditions that would be imposed on us if conditionally approved.

We participated in the EMA Adaptive Pathways pilot program, which was intended to facilitate either an initial approval in a well-defined patient subgroup with a high medical need and subsequent widening of the indication to a larger patient population through iterative extension of the indication, or an early regulatory approval (e.g., conditional approval), which is prospectively planned, and where uncertainty is reduced through the collection of post-approval data on the use in of medicinal product in patients. Based on our discussions with the EMA, we believe that we may be able to seek conditional approval for our LentiGlobin product candidate, with our refined manufacturing process, for the treatment of adult and adolescent patients with TDT and a non- β0/β0 genotype on the basis of the totality of the clinical data from our ongoing studies with LentiGlobin.  For efficacy, we believe that the Northstar Study and supportive ongoing HGB-205 study, together with the data available from our ongoing Northstar-2 Study and our long-term follow-up study LTF-303, could support the filing of a marketing authorization application in the European Union. This plan is contingent upon all of the studies conducted in patients with TDT with the LentiGlobin product candidate demonstrating sufficient efficacy and safety, and in particular, transfusion independence and reduction in transfusion requirements, for efficacy analyses in the Northstar, HGB-205 and Northstar-2 studies.

However, it should be noted that the EMA Adaptive Pathways program was a pilot program, and as such there is limited information and precedent regarding the potential outcomes for sponsors that participated in this program. Whether our LentiGlobin product candidate is eligible for conditional approval will ultimately be determined at the discretion of the EMA and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support conditional approval. Depending on the outcome of our planned and ongoing clinical trials, the EMA may require that we conduct additional or larger clinical trials before our LentiGlobin product candidate is eligible for conditional approval. Even if conditional approval is obtained, the conditions to be imposed on us under this program are unknown and will be imposed at the time of any such conditional approval.

* There can be no assurance that we will ultimately receive marketing approval of our LentiGlobin product candidate in the United States for the treatment of patients with SCD.

Based on our discussions with the FDA, we are exploring efficacy endpoints based on βA-T87Q expression and total hemoglobin, and the relationship such endpoints have with clinical outcomes. Our development plans for the LentiGlobin product candidate in the treatment of patients with SCD in the United States are contingent upon our LentiGlobin product candidate demonstrating sufficient efficacy and safety in the ongoing HGB-206 study and planned phase III study. Whether our LentiGlobin product candidate is eligible for approval will ultimately be determined at the discretion of the FDA and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support approval. For instance, the FDA may not accept βA-T87Q expression and total hemoglobin as surrogate endpoints for other SCD clinical outcomes such as frequency of vaso-occlusive events. Depending on the outcome of our ongoing and planned studies, the FDA may require that we conduct additional or larger clinical trials before our LentiGlobin product candidate is eligible for approval. In addition, we are engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin in SCD in Europe, and we cannot be certain that our HGB-206 study and planned phase III study will be sufficient to form the basis for a MAA submission in Europe for the treatment of patients with SCD.

* Changes in our manufacturing processes may cause delays in our clinical development and commercialization plans.

The manufacturing processes for our lentiviral vectors and our product candidates are complex. We have developed and have implemented an improved manufacturing process of our LentiGlobin drug product that is being administered in our Northstar-2 Study in patients with TDT and a non-β0/β0 genotype, our amended ongoing HGB-206 study in patients with SCD, and our Northstar-3 Study in patients with TDT and a β0/β0 genotype. The LentiGlobin drug product manufactured using the improved manufacturing process may not lead to similar or improved efficacy or safety results in patients, as compared to the LentiGlobin drug product used in the Northstar Study, the ongoing HGB-205 study, or the HGB-206 study under the original protocol.

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

In previous and ongoing clinical studies involving T cell-based immunotherapies, some patients experienced serious adverse events. Our T cell-based immunotherapy product candidates may demonstrate a similar effect or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

The bb2121 and bb21217 product candidates are chimeric antigen receptor, or CAR, T cell-based immunotherapies. In previous and ongoing clinical studies involving CAR T cell products, many patients experienced side effects such as neurotoxicity and cytokine release syndrome, which have in some cases resulted in clinical holds in ongoing clinical trials of CAR T product candidates. There have been life threatening events related to severe neurotoxicity and cytokine release syndrome, requiring intense medical intervention such as intubation or pressor support, and in several cases, resulted in death. Severe neurotoxicity is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures, or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. In some cases, severe neurotoxicity was thought to be associated with the use of certain lymphodepletion regimens used prior to the administration of the CAR T cell products. Cytokine release syndrome is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills, low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant vasopressor support. The exact cause or causes of cytokine release syndrome and severe neurotoxicity in connection with treatment of CAR T cell products is not fully understood at this time. In addition, patients have experienced other adverse events in these studies, such as a reduction in the number of blood cells (in the form of neutropenia, thrombocytopenia, anemia or other cytopenias), febrile neutropenia, chemical laboratory abnormalities (including elevated liver enzymes), and renal failure.

Undesirable side effects caused by the bb2121 or bb21217 product candidate, other CAR T product candidates targeting BCMA, or our other T cell-based immunotherapy product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell-based immunotherapies are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel regarding our T cell-based immunotherapy product candidates to understand their side effects for both our clinical trials and upon any commercialization of any T cell-based immunotherapy product candidates. Inadequate training in recognizing or failure to effectively manage the potential side effects of T cell-based immunotherapy product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

* The United Kingdom’s decision to withdraw from the European Union could result in increased regulatory and legal complexity, which may make it more difficult for us to do business in Europe and impose additional challenges in securing regulatory approval of our product candidates in Europe.

Negotiations for the United Kingdom’s exit from the EU, or Brexit, has caused political and economic uncertainty, including in the regulatory framework applicable to our operations and potential products, and this uncertainty may persist for years. Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. For instance, preparations for Brexit has resulted in the decision to move the EMA from the United Kingdom to the Netherlands, with operations currently scheduled to begin in the Netherlands by March 2019. This transition may cause disruption or delays in granting clinical trial authorization or marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations.

The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom.  It is possible that there will be increased regulatory complexities which can disrupt the timing of our clinical trials and regulatory approvals.  In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability.

In addition, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the European Union.  Given these possibilities and others we may not anticipate, as well as the absence of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the United Kingdom from the European Union would have and how such withdrawal would affect us, and the full extent to which our business could be adversely affected.

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

We and our CROs are required to comply with the FDA’s GCPs for conducting, recording and reporting the results of clinical studies to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical study participants are protected. The FDA enforces these GCPs through periodic inspections of study sponsors, principal investigators and clinical study sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical studies may be deemed unreliable and the FDA may require us to perform additional clinical studies before approving any marketing applications. Upon inspection, the FDA may determine that our clinical studies did not comply with GCPs. In addition, our future clinical studies will require a sufficient number of patients to evaluate the safety and efficacy of our product candidates. Accordingly, if our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, we may be required to repeat such clinical studies, which would delay the regulatory approval process.

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

We are a clinical-stage biotechnology company, and we have not yet generated significant revenues. We have incurred net losses in each year since our inception in 1992, including net losses of $406.6 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $1.3 billion.

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
•

build additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts, including manufacturing capacity at third-party manufacturers and our own manufacturing facility; and

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

As of September 30, 2018, our cash, cash equivalents and marketable securities were $2.0 billion. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current operations into 2022. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, manufacturing capabilities, experienced marketing and manufacturing organizations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than us. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.

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

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of the product candidates may require significant resources and may never be successful. For instance, UniQure encountered challenges in commercializing Glybera, the first approved gene therapy in Europe, and did not seek renewal of Glybera’s marketing authorization in Europe when it expired in October 2017, due to limited use since it was approved in 2012, and forecasted patient demand. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors.

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

In addition to FDA and related regulatory requirements in the United States and abroad, we are subject to extensive additional federal, state and foreign anti-bribery regulation, which include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other countries outside of the United States. We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry for companies similar to ours, but we cannot guarantee that we, our employees, our consultants or our third-party contractors are or will be in compliance with all federal, state and foreign regulations regarding bribery and corruption. Moreover, our partners and third party contractors located outside the United States may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they operate.  Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products, including gene therapies. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. A number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. For example, Gilead’s CAR-T therapy was rejected by the United Kingdom’s National Institute for Health and Care Excellence, due to its cost. In addition, costs or difficulties associated with the reimbursement of Glybera could create an adverse environment for reimbursement of other gene therapies.

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

As of September 30, 2018, we had 659 full-time employees. As our business activities expand, we expect to expand our full-time employee base and to hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

The use of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients participating in clinical trials, consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

* Our internal computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product candidates’ development programs and have a material adverse effect on our reputation, business, financial condition or results of operations.

Our internal computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. While we have not experienced any material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in a material disruption of our product candidates’ development programs and significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties  to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents.

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

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

On August 3, 2018, we entered into a Share Purchase Agreement with Regeneron Pharmaceuticals, Inc., or Regeneron, pursuant to which on August 24, 2018, we sold to Regeneron 0.4 million shares of our common stock for an aggregate cash price of approximately $100.0 million, or $238.10 per share.  The offer, sale, and issuance of the shares is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering.

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

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1	333-188605	4.5	May 14, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013

10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013

10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013

10.5	Amended and Restated Lease Agreement, dated May 18, 2007, by and between the Registrant and Rivertech Associates II, LLC, as amended	10-Q	001-35966	10.1	November 14, 2013

10.6†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013

10.7†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017

10.8†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013

10.9†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013

10.10†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.11†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015

10.12†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.13†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.10	May 14, 2013

10.14†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1	333-188605	10.11	May 14, 2013

10.15†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 7, 2015

10.16	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016

10.17	Amendment No. 2 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.17	November 1, 2017

10.18†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q/A	001-35966	10.16	November 2, 2016

10.19†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.19	November 1, 2017

10.20†	Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated March 26, 2018	10-Q	001-35966	10.20	May 2, 2018

10.21†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q/A	001-35966	10.17	November 2, 2016

10.22†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017

10.23†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q/A	001-35966	10.18	November 2, 2016

10.24#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.25#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.26#	Amended and Restated Employment Agreement by and between the Registrant and Mitch Finer	S-1/A	333-188605	10.14	June 4, 2013

10.27#	Transitional Services and Separation Agreement by and between the Registrant and Mitch Finer	10-Q	001-35966	10.17	May 6, 2015

10.28#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.29#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.30#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016

10.31#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017

10.32#	Employment Agreement, dated October 20, 2014, by and between the Registrant and James DeTore	8-K	001-35966	10.1	November 10, 2014

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.33#	Separation Agreement, dated February 24, 2016, by and between the Registrant and James DeTore	10-Q	001-35966	10.27	May 4, 2016

10.34#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 7, 2015

10.35#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017

10.36#	Employment Agreement, dated November 23, 2016, by and between the Registrant and Susanna High	10-K	001-35966	10.32	February 22, 2017

10.37#	Offer Letter, dated October 14, 2013, by and between the Registrant and Eric Sullivan	10-Q	001-35966	10.19	May 13, 2014

10.38#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.39#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018

10.40#	Offer Letter, dated November 16, 2017, by and between the Registrant and Kory Wentworth	10-K	001-35966	10.39	February 21, 2018

10.41#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013

10.42	Lease, dated June 3, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	S-1/A	333-188605	10.19	June 4, 2013

10.43	Lease Amendment, dated November 15, 2013, by and between the Registrant and 150 Second Street, LLC, as amended	10-K	001-35966	10.19	March 5, 2014

10.44	Lease Amendment, dated June 9, 2014, by and between the Registrant and 150 Second Street, LLC, as amended	10-Q	001-35966	10.24	August 12, 2014

10.45	Consent to Assignment, dated September 30, 2016, by and among the Registrant, ARE-MA Region No. 50, LLC, and Foundation Medicine, Inc.	10-Q	001-35966	10.35	November 2, 2016

10.46	Assignment and Assumption of Lease, dated September 30, 2016, by and between the Registrant and Foundation Medicine, Inc.	10-Q	001-35966	10.36	November 2, 2016

10.47	Lease, dated June 29, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	10-Q	001-35966	10.29	August 7, 2015

10.48†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015

10.49	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	August 3, 2016

10.50	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017

10.51	Termination of Lease, dated February 10, 2017, by and between the Registrant and ARE-MA Region No. 38, LLC	10-K	001-35966	10.45	February 22, 2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Cash Flows and (iv) Notes to Condensed Consolidated Financial Statements.	—	—	—	Filed herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: November 1, 2018	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: November 1, 2018	By:	/s/ Jeffrey Walsh
Jeffrey Walsh Chief Financial and Strategy Officer (Principal Financial Officer and Duly Authorized Officer)