Form 10-K
period 2018-12-31
bluebird bio, Inc.
filed 2019-02-21
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2018, the last business day of the registrant’s most recently completed second quarter, was $7,882,817,517.

As of February 15, 2019, there were 54,951,177 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company committed to developing potentially transformative gene therapies for severe genetic diseases and cancer. With our lentiviral-based gene therapy and gene editing capabilities, we have built an integrated product platform with broad therapeutic potential in a variety of indications. We believe that gene therapy for severe genetic diseases has the potential to change the way patients living with these diseases are treated by addressing the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our clinical programs in severe genetic diseases include our LentiGlobin® product candidate as a treatment for transfusion-dependent β-thalassemia, or TDT, and sickle cell disease, or SCD, and our Lenti-D™ product candidate as a treatment for cerebral adrenoleukodystrophy, or CALD. Our programs in oncology are built upon our leadership in lentiviral gene delivery and T cell engineering, with a focus on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. bb2121 and bb21217, our clinical-stage product candidates in oncology, are CAR T cell product candidates for the treatment of multiple myeloma.

We are developing our LentiGlobin product candidate for different genotypes of TDT and for SCD in the United States and the European Union, or EU.  Both TDT and SCD are rare, hereditary blood disorders that often lead to severe anemia and shortened lifespans.  In October 2018, we announced that the European Medicines Agency, or EMA, has accepted for review our marketing authorization application, or MAA, for our LentiGlobin product candidate for the treatment of adult and adolescent patients with TDT and non-β0/β0 genotypes. If we receive conditional approval in 2019, we expect to launch LentiGlobin in Europe and begin to generate product revenues. We plan to file a biologics license application, or BLA, in the United States in 2019 for the use of LentiGlobin in the treatment of adult and adolescent patients with TDT and non-β0/β0 genotypes. We are also engaged with the U.S. Food and Drug Administration, or FDA, and the EMA in discussions regarding our proposed development plans for LentiGlobin in SCD, with a potential first submission for regulatory approval in 2022.

We are developing our Lenti-D product candidate for CALD, a rare, hereditary neurological disorder that is often fatal.  If our Lenti-D product candidate shows a sufficiently compelling treatment effect, and pending further discussion with regulatory authorities, the results from the phase 2/3 clinical study of our Lenti-D product candidate, called the Starbeam study, could potentially form the basis of a BLA submission in the United States and  a MAA submission in the European Union. We anticipate a potential first submission for regulatory approval of our Lenti-D product candidate for the treatment of patients with CALD in 2019.

In collaboration with Celgene Corporation, or Celgene, we are developing our bb2121 and bb21217 product candidates in multiple myeloma, a hematologic malignancy that develops in the bone marrow and is fatal if untreated. We are co-developing and co-promoting the bb2121 product candidate in the United States with Celgene and we have exclusively licensed to Celgene the development and commercialization rights for the bb2121 product candidate outside of the United States. We and Celgene anticipate the first potential approval of the bb2121 product candidate for the treatment of relapsed and refractory multiple myeloma in the second half of 2020. We have exclusively licensed the development and commercialization rights for the bb21217 product candidate to Celgene, with an option for us to elect to co-develop and co-promote bb21217 within the United States.

Our Gene Therapy Platform

Our platform is based on lentiviral vectors which are used to introduce a functional copy of a gene to the patient’s own isolated hematopoietic stem cells, or HSCs, in the case of our LentiGlobin and Lenti-D product candidates, or the patient’s own isolated white blood cells which include T cells, in the case of our bb2121 and bb21217 product candidates. Additionally, we have developed a proprietary cell-based vector manufacturing process that is both reproducible and scalable. We believe our innovations in viral vector design and related manufacturing processes are important steps towards advancing the field of gene therapy and in realizing its full potential on a commercial scale.

Utilizing our platform, we are developing product candidates comprising the patient’s own gene-modified HSCs and T cells. Clinical proof-of-concept already exists for allogeneic hematopoietic stem cell transplant, or HSCT, an approach of treating a patient with HSCs contributed by a donor other than the patient that contain the properly functioning copy of the gene whose mutation has caused the underlying disease.  However, this approach has significant limitations, including difficulties in finding appropriate genetically-matched donors and carries the risk of transplant-related rejection, graft-versus-host disease, or GVHD, and mortality. Our approach is intended to address the significant limitations of allogeneic HSCT while utilizing existing stem cell transplant infrastructure and processes. Also, because our approach has the potential to drive sustained expression of the functional protein encoded by the gene insert after a single-administration, we believe the value proposition offered by our product candidates for patients, families, health care providers and payors would be significant.

Although our initial focus for severe genetic diseases is in TDT, SCD and CALD, and for cancer is in multiple myeloma, we believe our gene therapy platform has broad therapeutic potential in a variety of indications. We believe that our lentiviral vectors can be used to introduce virtually any gene into a cell and have the potential to be manufactured on a commercial scale reproducibly and reliably, as each new vector is produced using substantially the same process.

We also have discovery research programs utilizing our cell signaling and gene editing technology platform across our pipeline. For instance, we are exploring applications of our CAR and TCR T cell technologies in combination with novel proteins based on synthetic biology. These technologies may potentially allow our future T cell-based product candidates to detect the tumor microenvironment or, in the case of future CAR T cell product candidates, to be regulated by small molecules. In addition, we are focused on utilizing homing endonuclease and megaTAL gene editing technologies in a variety of potential applications and disease areas, including oncology, hematology and other diseases.  Homing endonucleases and megaTALs are novel enzymes that provide a highly specific and efficient way to modify DNA sequences to edit or insert genetic components to potentially treat a variety of diseases.

Our Programs in Severe Genetic Diseases

The LentiGlobin product candidate

β-thalassemia

Overview

β-thalassemia is a rare genetic disease caused by a mutation in the β-globin gene resulting in the production of defective red blood cells, or RBCs. Genetic mutations cause the absence or reduced production of the beta chains of hemoglobin, or β-globin, thereby preventing the proper formation of hemoglobin A, which normally accounts for greater than 95% of the hemoglobin in the blood of adults. Hemoglobin is an iron-containing protein in the blood that carries oxygen from the respiratory organs to the rest of the body. Hemoglobin A consists of four chains—two chains each of α-globin and β-globin. Genetic mutations that impair the production of β-globin can lead to a relative excess of α-globin, leading to premature death of RBCs. The clinical implications of the α-globin/ β-globin imbalance are two-fold: first, patients lack sufficient RBCs and hemoglobin to effectively transport oxygen throughout the body and can become severely anemic; and second, the ineffective production of RBCs can lead to a range of multi-systemic complications, including but not limited to splenomegaly, marrow expansion, bone deformities, and iron overload in major organs.

The clinical course of β-thalassemia correlates with the degree of globin chain imbalance. Nearly 350 different mutations have been described in patients with β-thalassemia. Mutations can be categorized as those that result in no functional β-globin production (β0) and those that result in decreased functional β-globin production (β+). TDT refers to any mutation pairing that results in the need for chronic transfusions due to severe anemia. Affected patients produce as little as one to seven g/dL of hemoglobin (in contrast, a normal adult produces 12 to 18 g/dL of hemoglobin).

Limitations of current treatment options

In geographies where treatment is available, patients with TDT receive chronic blood transfusions to survive. These regimens consist of regular infusions with units of packed RBC, or pRBC, usually every two to five weeks, which are intended to maintain hemoglobin levels and control symptoms of the disease. While chronic blood transfusions can be effective at minimizing the symptoms of TDT, they often lead to unavoidable iron overload, which over time may lead to significant morbidity and mortality through iron-associated heart and liver toxicity. To help reduce iron overload-associated risks and resulting complications, patients must adhere to therapeutic iron chelation regimens to reduce the iron overload. Despite improvements in supportive care with transfusion and chelation, the overall life expectancy for a patient with TDT is significantly reduced compared to the general population. In addition, patient and caregiver quality of life can be significantly affected by complications associated with TDT and chronic disease management.

The only potentially curative therapy for β-thalassemia has been allogeneic HSCT, with best outcomes observed in pediatric patients with a matched sibling donor.  However, allogeneic HSCT is associated with serious risks, some of which can be life threatening and result in death.  Potential complications of allogeneic HSCT include a risk of engraftment failure in unrelated human-leukocyte-antigen, or HLA, matched patients, a risk of life-threatening infection, and a risk of GVHD, a common complication in which donor immune cells (white blood cells in the graft) recognize the cells of the recipient (the host) as “foreign” and attack them.  As a result of these safety challenges, allogeneic HSCT can lead to significant mortality rates, particularly for patients treated with cells from a donor who is not a matched sibling, and in patients >11 years old. Consequently, we believe there is a need for an option that can address the underlying genetic cause of TDT for more patients, and that TDT is a life-shortening disease with a significant unmet medical need.

Sickle cell disease

Overview

Sickle cell disease, or SCD, is a hereditary blood disorder resulting from a mutation in the β-globin gene that causes polymerization of hemoglobin proteins, resulting in abnormal red blood cell function. The disease is characterized by anemia, vaso-occlusive events (a common complication of SCD in which there is severe pain due to obstructed blood flow in the small blood vessels of the body), cumulative damage to multiple organs, infections, stroke, overall poor quality of life and early death in a large subset of patients. Under low-oxygen conditions, which are exacerbated by the RBC abnormalities, the mutant hemoglobin polymerizes causing the RBCs to take on a sickle shape, which causes them to aggregate and obstruct small blood vessels, thereby restricting blood flow to organs resulting in pain, cell death and organ damage. If oxygen levels are restored, the hemoglobin can depolymerize and the RBCs will return to their normal shape, but over time, repeated sickling damages the cell membrane and the cells fail to return to the normal shape even in high-oxygen conditions.

Limitations of current treatment options

Where adequate medical care is available, common treatments for patients with SCD largely revolve around management and prevention of acute sickling episodes. Chronic management may include hydroxyurea and, in certain cases, chronic RBC transfusions. Hydroxyurea is currently one of two medications approved for the treatment of SCD and is recommended for patients with recurrent moderate to severe painful crises, to reduce the frequency of painful crises. However, not all SCD patients respond to hydroxyurea, or are able to tolerate the cytotoxic effect of reduced white blood cell and platelet counts. A significant number of patients with SCD find it difficult to adhere to hydroxyurea treatment, and for most patients there is no effective long-term treatment. L-glutamine was approved by the FDA in 2017 as the second medication for the treatment of sickle cell disease and as such, there is limited long-term data available regarding its safety or efficacy.

RBC transfusion therapy can be utilized to maintain the level of sickle hemoglobin below 30% to 50%, which decreases sickling of RBCs, reduces the risk of recurrent stroke, and decreases the incidence of associated co-morbidities. While transfusion therapy can be critical in the management of acute disease, and can be vital in preventing some of the chronic manifestations of SCD, it does not provide equal benefit to all patients.  Furthermore, in patients with SCD, it is associated with risks such as infection with blood-borne pathogens, alloimmunization, and adverse transfusion reactions that may lead to fatal outcomes.  Additional complications of chronic transfusion include iron overload.

The only potentially curative therapy currently available for SCD is allogeneic HSCT, but it is limited to patients with severe disease manifestations and carries significant risk of transplant-related morbidity and mortality. Thus, this option is usually offered primarily to pediatric patients with available sibling-matched donors. It is particularly difficult to find suitable donors for individuals of African descent, and it is estimated that only a fraction of eligible patients undergo transplant. In light of these factors, we believe that SCD is a seriously debilitating and life-threatening disease with a significant unmet medical need.

Development of the LentiGlobin product candidate

We are developing our LentiGlobin product candidate as a potential one-time treatment for both TDT and SCD. Our approach involves the ex vivo insertion of the normal β-globin gene with an amino acid substitution using a lentiviral vector into the patient’s own HSCs to enable formation of normally functioning hemoglobin A and normal RBCs in patients. Importantly, this amino acid substitution, referred to as T87Q, also serves as a distinct biomarker used to quantify expression levels of the functional β-globin protein in patients with TDT and SCD, while also providing anti-sickling properties in the context of SCD. We refer to the cells that have undergone our ex vivo manufacturing process resulting in genetically modified HSCs as the LentiGlobin drug product, or our LentiGlobin product candidate.

We are conducting, or have conducted, the following clinical studies of our LentiGlobin product candidate to evaluate its safety and efficacy in the treatment of patients with TDT:

•

Northstar study (HGB-204), a multi-site, international phase 1/2 study of patients with TDT. In March 2014, we announced that the first patient had been treated in this study. This study was completed in February 2018, and patients in this study were enrolled in a long-term follow-up protocol to assess safety and efficacy beyond the Northstar study follow-up period.

•

Northstar-2 study (HGB-207), a multi-site, international phase 3 study of patients with TDT and non-β0/β0 genotypes. In December 2016, we announced that the first patient had been treated in this study.

•

Northstar-3 study (HGB-212), a multi-site, international phase 3 study of patients with TDT and β0/β0 genotypes or an IVS-I-110 mutation. In November 2017, we announced that the first patient had been treated in this study.

•

HGB-205, a single-center phase 1/2 study in France of patients with TDT, which also enrolled patients with SCD. In December 2013, we announced that the first patient with TDT had been treated in this study.

We are conducting, or plan to conduct, the following clinical studies of our LentiGlobin product candidate to evaluate its safety and efficacy in the treatment of patients with SCD:

•

HGB-206, a multi-site phase 1/2 study in the United States of patients with SCD. In October 2016, we announced amendments in the study protocol to incorporate several process changes, including using a refined drug product manufacturing process. In February 2017, we announced that the first patient had been treated under this amended study protocol.

•

HGB-205, a single-center phase 1/2 study in France of patients with SCD which also enrolled patients with TDT. In October 2014, we announced that the first patient with SCD had been treated in this study.

•

HGB-210, our planned multi-site, international phase 3 study of patients with SCD and a history of vaso-occlusive events, or VOEs. We anticipate that this study will have a comparable design to our HGB-206 study. We plan to initiate this study in 2019.

Our LentiGlobin product candidate has been granted Orphan Drug status by the FDA and EMA for both β-thalassemia and SCD. Our LentiGlobin product candidate was granted Fast-Track designation by the FDA for the treatment of β-thalassemia major and for the treatment of certain patients with SCD.  The FDA has also granted Regenerative Medicine Advanced Therapy (RMAT) designation to our LentiGlobin product candidate for the treatment of SCD.  The FDA has granted to our LentiGlobin product candidate Breakthrough Therapy designation for the treatment of transfusion-dependent patients with β-thalassemia major, and rare pediatric disease designation for the treatment of TDT. We are participating in the EMA’s Adaptive Pathways pilot program (formerly referred to as Adaptive Licensing), which is part of the EMA’s effort to improve timely access for patients to new medicines. In addition, the EMA has granted Priority Medicines (PRIME) eligibility for our LentiGlobin product candidate in the treatment of TDT.

In October 2018, we announced that the EMA accepted our marketing authorization application, or MAA, for LentiGlobin for the treatment of adolescents and adults with TDT and non-β0/β0 genotypes.  We anticipate a potential first conditional approval in the EU in 2019. Conversion to full approval may be subject to the successful completion of our Northstar-2 study and Northstar-3 study, or other studies we may be required to conduct, supportive long-term follow-up data and “real-world” post-approval monitoring data. Whether or not our clinical data are sufficient to support conditional, and ultimately full, approval will be a review decision by the EMA and European Commission. We also plan to submit a BLA in the United States in 2019 on the basis of the Northstar study and the Northstar-2 study of our LentiGlobin product candidate for the treatment of patients with TDT and non-β0/β0 genotypes. In addition, if successful, we believe the data from our Northstar-3 study, together with data from our Northstar study and Northstar-2 study and HGB-205 study could be sufficient to form the basis for a BLA supplement submission in the United States, and a MAA variation submission in the EU, for our LentiGlobin product candidate for the treatment of patients with TDT and β0/β0 genotypes.

We are engaged with the FDA and the EMA in ongoing discussions regarding our proposed development plans for our LentiGlobin product candidate in SCD. Based on these discussions and clinical data for our LentiGlobin product candidate in SCD, we are exploring efficacy endpoints in our HGB-206 study and planned HGB-210 study that may allow us to pursue a more accelerated development path in the United States of our LentiGlobin product candidate for the treatment of patients with SCD who have a history of VOEs.  Specifically, we are exploring the use of a primary efficacy endpoint based on βA-T87Q expression and total hemoglobin, and of a key secondary endpoint of frequency of VOEs.  As expanded and modified in October 2018, the HGB-206 study will increase the overall set of clinical data regarding the relationship between anti-sickling hemoglobin and clinical outcomes, and has the potential to validate the new primary efficacy endpoint as a surrogate endpoint for other SCD clinical outcomes such as VOEs. Although we cannot be certain that the HGB-206 study and planned HGB-210 study will be sufficient to form the basis for a BLA submission in the United States or a MAA in Europe for the treatment of patients with SCD, these studies have been expanded, modified and planned with the goal of achieving a more accelerated development path for our LentiGlobin product candidate in the United States for the treatment of patients with SCD who have a history of VOEs, with a potential first submission for regulatory approval in 2022.

Clinical results of the LentiGlobin product candidate

•	Northstar study (HGB-204) – phase 1/2 study for the treatment of patients with TDT

Our Northstar study is a single-dose, open-label, non-randomized, multi-site phase 1/2 clinical study in the United States, Australia and Thailand to evaluate the safety and efficacy of the LentiGlobin product candidate in increasing hemoglobin production and eliminating or reducing transfusion dependence following treatment. In March 2014, we announced that the first patient had been treated in our Northstar study. In February 2018, we announced that the last patient in this study had completed the follow-up period under the Northstar study protocol.

Eighteen adults and adolescents were enrolled in the study. To be eligible for enrollment in this study, patients were between 12 and 35 years of age with a diagnosis of TDT and received at least 100 mL/kg/year of pRBCs or at least eight transfusions per year in each of the two years preceding enrollment. The patients were also eligible for allogeneic HSCT.

Efficacy was evaluated primarily by the production of ≥2.0 g/dL of hemoglobin A containing βA-T87Q-globin for the six-month period between 18 and 24 months post-treatment. Exploratory efficacy endpoints included pRBC transfusion requirements (measured in milliliters per kilogram) per month and per year, post-treatment. Safety evaluations performed during the study include success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any patient and characterization of events of insertional mutagenesis leading to clonal dominance or leukemia. Subjects were monitored by regular screening. Each patient remained on study for approximately 26 months from time of consent and then were enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the study protocol’s follow-up period.

In December 2018, we presented updated clinical data from our Northstar study at the 60th Annual Meeting of the American Society of Hematology, or ASH Annual Meeting. All data presented at the ASH Annual Meeting and summarized below are as of the data cut-off date of September 14, 2018:

o	Ten patients with non-β0/β0 genotypes and eight patients with β0/β0 genotypes have undergone infusion with LentiGlobin drug product in the study.
o

Of the ten patients with TDT and non-β0/β0 genotypes, eight patients achieved transfusion independence, meaning they had not received a transfusion for at least 12 months and maintained hemoglobin levels of ≥9 g/dL. These eight patients have maintained transfusion independence for a median duration of 38 months, with a range of 21 to 44 months. At the last study visit, total hemoglobin levels for these eight transfusion-independent patients were stable and ranged from 9.7 to 14.1 g/dL. HbAT87Q levels remained stable in these patients over time, for up to four years.

o

Of the eight patients with TDT and a β0/β0 genotype, three patients achieved transfusion independence. These three patients had more than two years of follow up, and two of the three patients had follow-up for more than 3.5 years. All three patients maintained transfusion independence through their last study visit, with total hemoglobin levels ranging from 9.1 to 10.9 g/dL.

o

An exploratory assessment was conducted to assess liver iron concentration in the 11 patients who have become transfusion independent in the Northstar study. Liver iron concentrations were measured at baseline and then at every 12 months after treatment. Over time, iron concentrations began to decrease in these 11 patients, with the largest decrease observed in the three patients who had at least 48 months of data available.

o

The safety profile of the LentiGlobin drug product continues to be consistent with myeloblative conditioning with single-agent busulfan. No grade 3 or higher drug product-related adverse events have been observed. The median time to platelet engraftment was 39.5 days, with a range of 19 to 191 days.

•	Northstar-2 study (HGB-207) – phase 3 study for the treatment of patients with TDT and non-β0/ β0 genotypes

Our Northstar-2 study is an ongoing single-dose, open-label, non-randomized, international, multi-site phase 3 clinical study to evaluate the safety and efficacy of the LentiGlobin product candidate to treat patients with TDT and non-β0/β0 genotypes. In December 2016, we announced that the first patient had been treated in our Northstar-2 study.

Approximately 23 patients will be enrolled in the study, consisting of at least 15 adolescent and adult patients between 12 and 50 years of age at enrollment, and at least eight pediatric patients less than 12 years of age at enrollment. To be enrolled, patients with TDT and non-β0/β0 genotypes must have received at least 100 mL/kg/year of pRBCs or at least eight transfusions per year for the past two years. All patients must be eligible for allogeneic HSCT, but without a matched family allogeneic HSCT donor. Subjects in our Northstar-2 study will be treated with our LentiGlobin product candidate manufactured using our refined drug product manufacturing process with the objective of increasing the vector copy number and the percentage of transduced cells, relative to the drug product manufacturing process used in our Northstar study.

The primary endpoint of this study is the proportion of treated patients who achieve transfusion independence, defined as weighted average hemoglobin levels ≥9.0 g/dL without any pRBC transfusions for a continuous period of at least 12 months at any time during the study after treatment. The secondary endpoints of this study are to quantify gene transfer efficiency and expression, and to measure the effects of treatment with the LentiGlobin drug product on transfusion requirements post-treatment and clinical events. Safety evaluations to be performed during the study include success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any patient and characterization of events of insertional mutagenesis leading to clonal dominance or leukemia. Each patient will remain on study for approximately 24 months post-treatment and then will be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the study protocol’s follow-up period.

In December 2018, we presented updated clinical data from our Northstar-2 study at the ASH Annual Meeting. All data presented at the ASH Annual Meeting and summarized below are as of the data cut-off date of September 14, 2018:

o

Sixteen patients with non-β0/β0 genotypes, ranging from 8 to 34 years of age, have undergone infusion with LentiGlobin drug product in the study, including two pediatric patients and 14 adolescents/ adults.

o

Eleven of these patients had at least three months of follow-up available. Ten of the 11 patients had stopped receiving transfusions and had hemoglobin levels ranging from 11.1 to 13.3 g/dL at the time of the last study visit (which occurred at 3 to 18 months post-treatment). HbAT87Q levels in these 10 patients ranged from 7.7 to 10.6 g/dL, which significantly contributed to total hemoglobin (ranging from 67 to 92 percent of total hemoglobin).

o

An exploratory analysis was conducted with bone marrow from six patients with 12 months of follow-up after treatment. The samples were evaluated for cellularity and myeloid to erythroid ratio. In five patients, all of whom had stopped chronic transfusions, an increase in the myeloid to erythroid ratio was observed, suggesting improvement in red blood cell production. A low myeloid to erythroid ratio is a key feature of dyserythropoesis, or abnormal bone marrow red blood cell production, characteristic of patients with TDT.

o

The safety profile of LentiGlobin drug product continues to be consistent with myeloablative conditioning with single-agent busulfan, including serious adverse events (SAE) of veno-occlusive liver disease. One SAE of grade 3 thrombocytopenia was reported and considered possibly drug product-related.

•	Northstar-3 study (HGB-212) – phase 3 study for the treatment of patients with TDT and β0/β0 genotypes or IVS-I-110 mutation

Our Northstar-3 study is an ongoing single-dose, open-label, non-randomized, international, multi-site phase 3 clinical study to evaluate the efficacy and safety of the LentiGlobin product candidate to treat patients with TDT and β0/β0 genotypes or IVS-I-110 mutation. In November 2017, we announced that the first patient had been treated in our Northstar-3 study.

Approximately 15 patients who are less than 50 years of age at enrollment will be enrolled in the study. To be eligible, patients with TDT and β0/β0 genotypes or IVS-I-110 mutation must have received at least 100 mL/kg/year of pRBCs or at least eight transfusions per year for the past two years. All patients must be clinically stable and eligible to undergo HSCT, as well as having been treated and followed for at least the last two years in a specialized center that maintained detailed medical records, including transfusion history. Patients in our Northstar-3 study will be treated with our LentiGlobin product candidate manufactured using our refined drug product manufacturing process with the objective of increasing the vector copy number and the percentage of transduced cells, relative to the drug product manufacturing process used in our Northstar study.

The primary endpoint of this study is the proportion of treated patients who meet the definition of “transfusion reduction”, which is defined as demonstration of reduction in volume of pRBC transfusion requirements (in mL/kg) in the post-treatment time period of months 12 to 24 compared to the average annual transfusion requirement in the 24 months prior to enrollment.  The secondary endpoints of this study are to measure the proportion of patients who meet the definition of “transfusion independence” and also quantify gene transfer efficiency and expression, and measure the effects of treatment with the LentiGlobin drug product on transfusion requirements post-treatment and clinical events. Each patient will remain on study for approximately 24 months post-treatment and then will be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the study protocol’s follow-up period.

In December 2018, we presented updated clinical data from our Northstar-3 study at the ASH Annual Meeting. All data presented at the ASH Annual Meeting and summarized below are as of the data cut-off date of September 14, 2018, except as otherwise noted:

o	Three patients with TDT and β0/β0 genotypes or IVS-I-110 mutation had been treated with LentiGlobin.
o

All three patients, including a pediatric patient, had total hemoglobin of greater than 10 g/dL at their last assessment as of November 19, 2018. Patient 1 had no transfusions following LentiGlobin treatment and their last assessment at month 12, Patient 2 had their last transfusion 1.9 months post-treatment and last assessment at month six, Patient 3 had their last transfusion at 1.4 months post-treatment and last assessment at month three.

o

The safety profile of LentiGlobin drug product continues to be consistent with myeloablative conditioning with single-agent busulfan. No grade 3 or higher drug product-related adverse events have been observed.

•	The HGB-206 study – phase 1/2 study for the treatment of patients with SCD

Our HGB-206 study is a single-dose, open-label, non-randomized, multi-site phase 1/2 clinical study in the United States to evaluate the safety and efficacy of the LentiGlobin product candidate to treat SCD.

Up to 50 adult and adolescent patients will be enrolled in the study. Patients must be ≥18 years of age with a diagnosis of sickle cell disease, with either βS/βS or βS/β0 genotype. The sickle cell disease must be severe, as defined by recurrent severe VOEs, acute chest syndrome (ACS), history of an overt stroke, or echocardiographic evidence of an elevated tricuspid regurgitation jet velocity, an indicator of pulmonary hypertension, and patients must have failed to achieve clinical benefit from treatment with hydroxyurea.  The patients must also be eligible for HSCT. We refer to the patients enrolled under the original study protocol as patients in “Group A.” In October 2016, we announced amendments in the study protocol to incorporate several changes with the goal of increasing production of anti-sickling β-globin, such as increasing the percentage of transduced cells through manufacturing improvements, increasing target busulfan area under the curve, introducing a minimum period of regular blood transfusions prior to stem cell collection, and collecting HSCs from peripheral blood after mobilization with plerixafor rather than via bone marrow harvest. We refer to the patients enrolled under the amended study protocol utilizing HSCs from bone marrow harvest as patients in “Group B.” We refer to the patients enrolled under the amended study protocol utilizing HSCs from peripheral blood after mobilization with plerixafor as patients in “Group C.” In February 2017, we announced that the first patient had been treated under the amended study protocol.

The primary efficacy endpoint for this study is based on βA-T87Q expression and total hemoglobin, and the secondary efficacy endpoint for this study is the frequency of VOEs. Safety endpoints include monitoring for laboratory parameters and frequency and severity of adverse events; the success and kinetics of HSC engraftment; the incidence of treatment related mortality and overall survival; the detection of vector-derived replication-competent lentivirus in any patient; and the characterization of events of insertional mutagenesis leading to clonal dominance or leukemia. Each patient will remain on study for approximately 26 months from time of consent and then will be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the study protocol’s follow up period.

In December 2018, we presented updated clinical data from our HGB-206 study at the ASH Annual Meeting. All data presented at the ASH Annual Meeting and summarized below are as of the data cut-off date as of September 14, 2018:

o

Group A: A total of seven patients have undergone infusion with LentiGlobin drug product in Group A, with up to 39 months of follow-up. Consistent HbAT87Q production was observed ranging from 0.7 to 2.8 g/dL at last visit and patients maintained stable total hemoglobin levels ranging from 7.6 to 11.8 g/dL at last visit.

o

Group B: Two patients have undergone infusion with LentiGlobin drug product in Group B, with up to 17 months of follow-up.  HbAT87Q production was higher in Group B patients, ranging from 3.4 to 6.5 g/dL and total hemoglobin levels were stable at 11.0 to 12.3 g/dL at last visit.

o	Group C: A total of nine patients have undergone infusion with LentiGlobin drug product in Group C.
▪

In the four patients who were six months post treatment, HbAT87Q product ranged from 4.8 to 8.8 g/dL and were comparable to or exceeded the levels of HbS. These patients did not receive a blood transfusion during this time and had total hemoglobin levels ranging from 9.9 to 13.7 g/dL at their last visit.

▪

No VOEs were reported (up to nine months post treatment with LentiGlobin). In an exploratory analysis, key markers of hemolysis, including reticulocyte counts, lactate dehydrogenase (LDH) and total bilirubin concentration had decreased compared to baseline.

▪

To help assess the distribution of HbAT87Q in the red blood cells, we have developed an antibody that recognizes βS, the protein present in HbS. Using this antibody, the amount of βS was measured in the red blood cells obtained from healthy donors (βA/βA), sickle cell trait donors (βS/βA) and patients with sickle cell disease (βS/βS). Clear and distinct distribution of βS was observed in these control samples, with highest expression in the βS/βS samples, followed by βS/βA and no expression of βS in the healthy donor (βA/βA) samples. Initial results from two patients treated with LentiGlobin gene therapy, who were nine months post treatment, showed that nearly all their red blood cells had lower amounts of βS than the βS/βS and the βS/βA control samples. Given that these patients were no longer receiving any blood transfusions, this suggests βS expression was reduced in these patients due to the production of HbAT87Q following treatment with LentiGlobin.

o

The safety profile of the LentiGlobin drug product continues to be consistent with myeloablative conditioning with single-agent busulfan. One SAE of myelodysplasia syndrome was reported in a patient who received LentiGlobin approximately three years ago in Group A. Analysis of the patient’s cells showed no evidence of vector-mediated insertional oncogenesis, and the independent data monitoring committees, along with the treating physician, agreed the SAE was unlikely related to the drug product.

•	The HGB-205 study – phase 1/2 for the treatment of patients with TDT or SCD

Our HGB-205 study is a single-dose, open-label, non-randomized, phase 1/2 clinical study at a single site in France to examine the safety and efficacy of our LentiGlobin product candidate in up to seven patients with a diagnosis of TDT or SCD. In December 2013, we announced that the first patient with TDT had been treated in our HGB-205 study and in October 2014 we announced that the first patient with SCD had been treated in our HGB-205 study.

Patients must be between five and 35 years of age with a diagnosis of TDT or SCD. To be enrolled, patients with TDT must have received at least 100 mL/kg/year of pRBCs per year for the past two years. Those with SCD must have failed to achieve clinical benefit from treatment with hydroxyurea and have an additional poor prognostic risk factor (e.g., recurrent VOEs or ACS). All patients must be eligible for allogeneic HSCT, but without a matched sibling allogeneic HSCT donor. This study is fully enrolled, with four patients with TDT and three patients with SCD enrolled in this study.

The primary objective of our HGB-205 study is to determine the safety, tolerability and success of engraftment of the LentiGlobin drug product. The secondary objectives of the study are to quantify gene transfer efficiency and expression, and to measure the effects of treatment with the LentiGlobin drug product on disease-specific biological parameters and clinical events. In the case of patients with TDT and SCD, this means the volume of pRBC transfusions, and for patients with SCD, it also means the number of VOEs and ACS in each patient, compared with the two-year period prior to treatment. Safety evaluations to be performed during the study include success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any patient and characterization of events of insertional mutagenesis leading to clonal dominance or leukemia.

In December 2017, we presented updated clinical data from our HGB-205 study in patients with SCD or TDT at the 59th Annual Meeting of the American Society of Hematology.  All data presented and summarized below are as of the data cut-off date of September 20, 2017:

o	All three patients with SCD showed rising HbAT87Q in the first six months following infusion.
▪

Patient 1204 was 13 years old at study enrollment. At 30 months post-drug product infusion, this patient had a total hemoglobin level of 12.4 g/dL, of which 6.1 g/dL was HbAT87Q and 52 percent was anti-sickling hemoglobin. HbAT87Q concentration in this patient has remained stable since approximately nine months post-infusion. The patient continues to show marked clinical improvement.

▪

Patient 1207 was 16 years old at study enrollment. At 9 months following drug product infusion, this patient had a total hemoglobin of 10.0 g/dL, of which 0.7 g/dL was HbAT87Q and 14 percent was anti-sickling hemoglobin). This patient had a pre-treatment history of frequent episodes of VOEs and ACS despite hydroxyurea prior to beginning regular transfusions. Patient 1207 had episodes of ACS and hospitalization at six and eight months post-treatment, and was treated with exchange transfusions.

▪

Patient 1208 was 21 years old at study enrollment. At last follow-up (6.0 months), this patient had a total hemoglobin of 10.6 g/dL, of which 2.7 g/dL was HbAT87Q and 46 percent was anti-sickling hemoglobin). This patient had a pre-treatment history of frequent episodes of VOEs and ACS prior to beginning regular transfusions, and was still symptomatic while receiving regular transfusions. Following LentiGlobin treatment, Patient 1208 has had no episodes of VOEs or ACS (with six months follow-up).

o

All four patients with TDT have remained free of chronic transfusions since shortly after receiving LentiGlobin drug product. Patient 1201 (β0/βE genotype) has been free of transfusions for 45.2 months with total hemoglobin of 10.1 g/dL at month 42, of which 6.7 g/dL was HbAT87Q. Patient 1202 (β0/βE genotype) has been free of transfusions for 40.1 months with total hemoglobin of 12.9 g/dLat month 42, of which 10.1 g/dL was HbAT87Q. Patient 1206 (β0/βE genotype) has been free of transfusions for 23.8 months with total hemoglobin of 11.1 g/dL at month 21, of which 8.0 g/dL was HbAT87Q. Subject 1203, who is homozygous for the severe β+ mutation IVS1-110, has been free of transfusions for 20.9 months with total hemoglobin of 8.7 g/dL at month 24, of which 6.7 g/dL was HbAT87Q. Three of four patients (1201, 1202 and 1206) were able to begin therapeutic phlebotomy. Patient 1202 subsequently discontinued iron chelation and phlebotomy.

o	The safety profile of LentiGlobin drug product continues to be consistent with myeloablative conditioning with single-agent busulfan. No drug-product related adverse events have been observed.

The Lenti-D product candidate

Adrenoleukodystrophy

Overview

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

Limitations of current treatment options

Currently, the only effective treatment option for CALD is allogeneic HSCT. In this procedure, the patient is treated with HSCs containing a functioning copy of the gene contributed by a donor other than the patient. Allogeneic HSCT is an effective treatment option for patients in the earliest stages of cerebral disease, particularly if done using cells from an unaffected human leukocyte antigen (HLA)-matched sibling donor, which minimizes the risk associated with allogeneic HSCT. However, the majority of allogeneic HSCT procedures for CALD are carried out with non-sibling matched donor cells or partially matched related or unrelated donor cells including umbilical cord blood cells because a matched sibling donor is not available. While safety risks, including transplant-related morbidity and mortality, graft failure, GVHD, and opportunistic infections are of particular concern when transplants are performed in the absence of a matched sibling donor, the potential for life-threatening risks exists even when an HLA-matched sibling donor is available. Donor availability and transplant-related risks limit the broader use of allogeneic HSCT.

As the outcome of HSCT varies with clinical stage of the disease at the time of transplant, early diagnosis of CALD is important. In the United States, newborn screening for ALD was added in February 2016 to the Recommended Universal Screening Panel, a list of disorders that are screened at birth and recommended by the Secretary of the U.S. Department of Health and Human Services for states to screen as part of their state universal newborn screening program. Disorders are chosen based on evidence that supports the potential net benefit of screening, among other factors. An increasing number of states are including ALD testing in their state newborn screening programs.

Development of the Lenti-D product candidate

We are developing our Lenti-D product candidate as an autologous treatment of CALD, with the potential to provide the effectiveness seen with allogeneic HSCT, but without the immunologic risk. Our approach involves the ex vivo insertion of a functional copy of the ABCD1 gene via a lentiviral vector into the patient’s own HSCs. Following engraftment, we expect the transduced HSCs to differentiate into other cell types, including macrophages and cerebral microglia, which produce functional ALDP. We believe that the functional ALDP can then enable the local degradation of VLCFAs in the brain, which in turn can stabilize the disease by preventing further cerebral inflammation and demyelination that are characteristics of CALD.

We are conducting the Starbeam study (ALD-102), a multi-site, international phase 2/3 study of our Lenti-D product candidate to evaluate its safety and efficacy in the treatment of patients with CALD. In early 2019, we intend to initiate our planned ALD-104 study, multi-site phase 3 study of our Lenti-D product candidate for the treatment of patients with CALD, to enable access following completion of enrollment in the Starbeam study, and to evaluate the suitability of an additional conditioning regimen for use with the Lenti-D product candidate.

Based on our discussions with the FDA and EMA, we believe that we may be able to seek approval for our Lenti-D product candidate for the treatment of patients with CALD on the basis of the clinical data from our ongoing Starbeam study, and the ongoing ALD-103 observational study. For the assessment of efficacy, we expect that the clinical results of the Starbeam study will be compared to a clinically meaningful benchmark based on the medical literature and data collected in ALD-101, a retrospective analysis that assessed the natural history of CALD as well as outcomes of patients with CALD who had received allogeneic HSCT. For the assessment of safety, we expect that the clinical results of the Starbeam study will be compared to data collected from the ALD-103 study, a multinational, multi-site, prospective and retrospective observational study that is running concurrently with the Starbeam study and is designed to evaluate outcomes of allogeneic HSCT in patients with CALD. We anticipate a potential first submission for regulatory approval of our Lenti-D product candidate for the treatment of patients with CALD in 2019. Lenti-D has been granted Orphan Drug status by the FDA and EMA for adrenoleukodystrophy. The FDA has granted Breakthrough Therapy designation and the EMA has granted PRIME eligibility to the Lenti-D product candidate for CALD.

Clinical results of the Lenti-D product candidate

•	Completed non-interventional retrospective study (the ALD-101 Study)

CALD is a rare disease and as such, data on the natural history of the disease, as well as the efficacy and safety profile of allogeneic HSCT is limited in the scientific literature. In order to further characterize the natural history of CALD, describe outcomes after HSCT, and identify predictors of positive treatment outcomes, we performed a large, multicenter, retrospective chart review and collected data on 72 untreated CALD patients, and 65 CALD patients who received allogeneic HSCT.  In the study, we collected survival, functional and neuropsychological assessments and neuroimaging data for both treated and untreated patients, as available; however, given the retrospective nature of the study, we were not able to collect comprehensive data for all patients.  Additional analyses were conducted to gain further insight into ongoing risks and determinants of successful outcomes after HSCT, identify appropriate populations for treatment, and define endpoints that could be useful for future clinical studies.

•	Starbeam study (ALD-102) – phase 2/3 study for the treatment of patients with CALD

Our Starbeam study is a single-dose, open-label, non-randomized, international, multi-site phase 2/3 study to evaluate the safety and efficacy of the Lenti-D drug product in males with CALD ≤ 17 years of age. We treated the first patient in the Starbeam study in the United States in October 2013. We announced that we achieved our enrollment target in September 2018.

In the study, patients must be age seventeen years or younger with a confirmed diagnosis of active CALD, including elevated levels of plasma VLCFA, a Loes score of 0.5 to ≤ 9, inclusive, evidence of gadolinium enhancement and an NFS ≤ 1. Patients with a willing, unaffected 10/10 HLA-matched sibling HSCT donor are excluded from the study.

The primary efficacy endpoint of the study is the proportion of patients who are alive and free of major functional disabilities (MFD) at 24 months post-treatment.  MFDs, which represent end-stage disease, have been characterized as having the most significant impact on the ability of patients with CALD to function independently, representing unambiguous and profound neurologic degeneration. These MFDs are: loss of communication, no voluntary movement, cortical blindness, tube feeding, wheelchair dependence, and total incontinence. Secondary and exploratory endpoints include the following:

o	Changes in neurologic function score (NFS), a 25-point scale used to evaluate the severity of gross neurologic dysfunction by scoring 15 neurological abnormalities across multiple domains.
o

Changes in Loes score, a 34-point scale designed to objectively measure the extent of demyelination and atrophy in CALD patients, based on brain magnetic resonance imagining, or MRI, studies. Increasing Loes scores indicate worsening disease.

o

Gadolinium enhancement (GdE). CALD can progress rapidly and is associated with severe inflammation and disruption of the blood brain barrier which can be detected by gadolinium enhancement on brain MRI. Evidence of gadolinium enhancement, referred to by clinicians as a gadolinium positive result, is highly predictive of rapid neurologic decline. However, while pre-transplant gadolinium status is clearly correlated with rapid disease progression, the kinetics of gadolinium enhancement after clinically successful HCST are not well understood. GdE was assessed by magnetic resonance imaging (MRI) every six months following transplant up to 24-months, and every 12 months thereafter.

The primary safety endpoint is the proportion of patients who experience either ≥ Grade 2 acute GVHD or chronic GVHD by 2 years post-treatment. Additional safety evaluations include the following: success and kinetics of HSC engraftment, incidence of transplant-related mortality; detection of vector-derived replication-competent lentivirus; and characterization and quantification of events related to the location of insertion of the functional gene in target cells. Patients will be followed for 24 months post-treatment under this protocol. In accordance with applicable guidance from the FDA and EMA, we will be monitoring patients in a separate long-term follow up protocol to evaluate safety for up to 15 years, and will also monitor efficacy endpoints to demonstrate a sustained treatment effect.

In September 2018, we presented updated clinical data at the Society for the Study of Inborn Errors of Metabolism (SSIEM). All data presented and summarized below are as of the data cut-off date of April 25, 2018, except as otherwise indicated below:

o	31 patients are enrolled in the study. Of these 31 patients, 29 have been treated with Lenti-D and the median follow-up for all treated patients was 34 months, with a range of 0.4 to 54 months.
o

17 patients have completed 24 months of follow-up (median of 41.4 months, ranging from 13.4 to 54.0 months), of which 15 patients are alive and MFD-free. One patient withdrew from the study and was referred for allogeneic HSCT, and one died following rapid disease progression and development of MFDs beginning early in their participation in the study post-treatment.

o

In the 15 patients who completed 24 months of follow-up, 14 were negative for GdE as of their last MRI. Eleven patients in the study had intermittent hazy re-emergence of GdE-positivity at various follow-up assessments, however, post-treatment GdE positivity was markedly reduced in intensity and does not appear to correlate with clinical outcome.

o

In the 15 patients who met 24 months of follow up by April 25, 2018; 14 had an NFS score ≤1 at their last follow-up visit, and one patient had an increase in NFS from 1 to 2, due to vision impairment and non-febrile seizures.

o

An additional 12 patients have received Lenti-D, but have not reached the primary endpoint of 24-month follow-up, there have been no MFDs reported. The median follow-up for this additional cohort of patients is 4.2 months, with a range of 0.4 to 11.7 months. Since SSIEM and as of the Annual Child Neurology Society Meeting in October 2018, one additional patient withdrew from the study at investigator discretion due to neuroimaging changes with no changes in neurological function noted.

o

No acute or chronic GVHD has been reported post-Lenti-D treatment. The safety profile of Lenti-D is generally consistent with myeloablative conditioning with busulfan and cyclophosphamide. Three adverse events (AE) have been deemed potentially related to treatment with Lenti-D and include BK-mediated viral cystitis (grade 3), tachycardia (grade 1), and vomiting (grade 1).

•	The ALD-103 study – Observational study

We are also conducting the ALD-103 study, an observational prospective and retrospective data collection study of 60 patients with CALD ≤17 years of age who received allogeneic HSCT.  This study is ongoing and designed to collect efficacy and safety outcomes data in patients who have undergone allogeneic HSCT in a period that is contemporaneous with the Starbeam study.  We anticipate that our Lenti-D product candidate safety and efficacy will be evaluated by the FDA and EMA in light of the data collected in the Starbeam study in conjunction with our retrospective observational ALD-101 study and our retrospective and prospective observational ALD-103 study.

In September 2018, we presented interim clinical data from the ALD-103 study at SSIEM. All data presented and summarized below are as of the data cut-off date of April 25, 2018:

o

41 pediatric patients were enrolled in the ALD-103 study and had undergone allogeneic HSCT. Thirty-one patients received cells from unrelated donors and 10 received cells from a related donor. The median baseline NFS for the group was 0.0, with a range of 0.0 to 4.0. The median Loes score was 3.0, with a range of 0.0 to 16.0. Twenty-five patients had early cerebral disease, defined as having evidence of cerebral disease established by GdE positivity or Loes score ≥0.5, Loes score ≤9.0, and NFS ≤1.

o

Initial results were in line with safety and efficacy outcomes reported in the literature for allogeneic HSCT in patients with CALD. Two-year Kaplan-Meier estimates of MFD-free survival post-allogeneic HSCT, were 78 percent for patients with early disease (n=25) and 71 percent for all patients (n=41).

o

Transplant-related mortality was defined as death due to any transplantation-related cause other than disease progression. There were six transplant-related deaths at one year (14.6 percent); 2 among patients with early disease; none of the six patients had a matched sibling donor. Engraftment failure was reported in five patients (12 percent), all with early disease; none of these patients had a matched sibling donor and all received a second transplant.

o

Of the 41 patients who received allogeneic HSCT, 34 percent (n=14) experienced either grade ≥2 acute GVHD or chronic GVHD. Twenty-five percent of patients who received cells from a matched sibling donor experienced either grade ≥2 acute GVHD or chronic GVHD.

Our collaboration with Boston Children’s Hospital in SCD

We are collaborating with investigators at Boston Children’s Hospital, or BCH, to advance a product candidate that utilizes a lentiviral vector delivering a short hairpin RNA, or shRNA, embedded in a microRNA, or miRNA, which is commonly known as a shMIR, to suppress the genetic target BCL11a to upregulate fetal hemoglobin to treat patients with SCD.  We have an exclusive license to this program and the related intellectual property from BCH.

In December 2018, BCH presented initial clinical data from the investigator-initiated phase I study at the ASH Annual Meeting. All data presented at the ASH Annual Meeting and summarized here are as of the data cut-off date of July 28, 2018. One patient had received treatment with BCL11a shMIR. In the patient’s immature red blood cells, expression of the BCL11A protein was reduced by approximately 90 percent compared to levels prior to gene therapy. At 76 days following treatment this patient had a sustained total hemoglobin level of >10 g/dL and, compared to what was observed pre-gene therapy, there was a notable absence of irreversibly sickled cells as assessed by peripheral blood smear, a blood test used to identify abnormalities in the number or shape of blood cells. The safety profile of the drug product was consistent with myeloablative conditioning, and there have been no product-related adverse events and no SCD-related complications.

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

Our Programs in CAR and TCR T Cell Technologies

Like our programs for HSCs, our T cell-based immunotherapies use a customized lentiviral vector to alter T cells ex vivo, or outside the body, so that the T cells can recognize specific proteins or protein fragments on the surface of cancer cells in order to kill these diseased cells.  T cells that have been genetically-engineered to make CAR or TCRs are designed to help a patient’s immune system overcome survival mechanisms employed by cancer cells. CAR T cell technology directs T cells to recognize cancer cells based on expression of specific cell surface antigens, whereas TCR T cell technology provides the T cells with a specific T cell receptor that recognizes protein fragments derived from either intracellular or extracellular proteins which are displayed on the tumor cell surface. For both our CAR and TCR T cell technologies, we harvest a patient’s white blood cells in a process called leukapheresis, activate certain T cells to grow and then use a lentiviral vector to transfer the gene sequences for the CAR or TCR construct into the T cell DNA. Once returned to the patient, these genetically engineered cells engage the target protein on the cancer cell, triggering a series of signals that result in tumor cell killing, the production of anti-cancer cytokines, and multiple rounds of cell division to greatly expand the number of these anti-cancer T cells in the patient. These engineered T cells have the natural “auto-regulatory” capability of normal T cells and once the tumor cells containing the target antigen are destroyed, the engineered T cells decrease in number, but with the potential to leave a smaller number of memory T cells in the body as a form of immune surveillance against potential tumor regrowth. The genetically-engineered T cells are designed to supplement a patient’s immune system and may be further engineered to overcome immune evasion mechanisms employed by cancer cells.

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

Our collaboration with Celgene focuses on CAR T cell product candidates directed against BCMA, a protein expressed on the surface of multiple myeloma cells, plasma cells and some mature B cells. We are developing, in collaboration with Celgene, our bb2121 and bb21217 product candidates with the goal of filing for regulatory approval in multiple myeloma on a global basis. We also have collaborations in the field of cancer with Regeneron Pharmaceuticals, Inc., or Regeneron, for the discovery, development, and commercialization of novel cell therapies; with Medigene AG, through its subsidiary Medigene Immunotherapies GmbH, to discover TCR product candidates; with Gritstone Oncology, Inc., to validate targets and discover TCR product candidates; and with TC Biopharm Limited, in the research and development of gamma delta CAR T cells.

The anti-BCMA CAR T cell product candidates: bb2121 and bb21217

Overview

In collaboration with Celgene, we are developing the bb2121 and bb21217 product candidates, with the goal of filing for regulatory approval in multiple myeloma on a global basis.  bb2121 and bb21217 both bind to BCMA, a cell surface protein expressed on cancer cells. Multiple myeloma is a hematologic malignancy that develops in the bone marrow in which normal antibody-producing plasma cells transform into myeloma. The growth of the cancer cells in the bone marrow blocks production of normal blood cells and antibodies, and also causes lesions that weaken the bone. BCMA is expressed on normal plasma cells, some mature B cells, and on malignant multiple myeloma cells, but is believed to be is absent from other normal tissues.

Collaboration with Celgene

The bb2121 and bb21217 product candidates arose from our multi-year collaboration with Celgene. Since our collaboration arrangement with Celgene was announced in March 2013, we have worked collaboratively to discover, develop and commercialize CAR T cell product candidates in oncology. Our collaboration arrangement with Celgene was amended in June 2015 to focus on CAR T cell product candidates targeting BCMA. In March 2018, we entered into an agreement with Celgene to co-develop and co-promote bb2121 in the United States, in which both parties will share equally in costs and profits on terms described more fully below under “Strategic collaborations—Our strategic alliance with Celgene.” In September 2017, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, and we retain an option to co-develop and co-commercialize this product candidate.

In January 2019, Celgene announced that it has entered into a definitive merger agreement under which Bristol-Myers Squibb Company, or BMS, will acquire Celgene, and that the transaction is expected to be completed in the third quarter of 2019. The acquisition of Celgene by BMS may result in organizational and personnel changes, shifts in business focus or other developments that may have a material adverse effect on our collaboration with Celgene. There is no guarantee that BMS will place the same emphasis on the collaboration or on the development and commercialization of the bb2121 or bb21217 product candidates.

Development of the bb2121 and bb21217 product candidates

In collaboration with Celgene, we are developing the bb2121 and bb21217 product candidates, with the goal for filing for regulatory approval in multiple myeloma on a global basis. The FDA and EMA have granted Orphan Drug status to both bb2121 and bb21217 product candidates for the treatment of patients with relapsed and refractory multiple myeloma.  The FDA has granted Breakthrough Therapy designation and the EMA has granted PRIME eligibility to the bb2121 product candidate for relapsed and refractory multiple myeloma. We and Celgene anticipate a potential approval of the bb2121 product candidate for the treatment of relapsed and refractory multiple myeloma in the second half of 2020.

For the development of the bb2121 product candidate, Celgene is conducting, or is planning to conduct, the following clinical studies in multiple myeloma:

•

CRB-401, an open label, single-arm, multicenter, phase 1 study of patients with relapsed and refractory multiple myeloma. In February 2016 we announced that the first patient had been treated in this study. The final patient in this study was treated in February 2018.

•

KarMMa (MM-001), an open label, single-arm, multicenter, phase 2 study of patients with relapsed and refractory multiple myeloma. In February 2018, Celgene announced that the first patient had been treated in this registration-enabling study, and in November 2018, Celgene announced that enrollment for this study is complete.

•

KarMMa-2 (MM-002), the planned multi-cohort, open-label, multicenter phase 2 study of patients with relapsed and refractory multiple myeloma and in high-risk multiple myeloma. Celgene has announced that it expects to initiate this study in 2019.

•

KarMMa-3 (MM-003), the planned multicenter, randomized, open-label phase 3 study comparing the efficacy and safety of bb2121 versus standard triplet regimens in patients with relapsed and refractory multiple myeloma. Celgene has announced that it expects to initiate this study in 2019.

•	A planned multicenter phase 2 study of patients with newly-diagnosed multiple myeloma. Celgene has announced that it expects to initiate this study in the second half of 2019.

For the development of the bb21217 product candidate, we are conducting the CRB-402 study, an open label, single-arm, multicenter, phase 1 study of patients with relapsed and refractory multiple myeloma. In September 2017, we announced that the first patient had been treated in this study.

Clinical results of bb2121 and bb21217 product candidates

•	The CRB-401 study – phase 1 study of bb2121 for the treatment of patients with relapsed and refractory multiple myeloma

Our CRB-401 study is a single-dose, open-label, non-randomized, multi-site phase 1 dose escalation/ dose expansion clinical study in the United States to examine the safety and efficacy of our bb2121 product candidate in up to 50 patients with relapsed and refractory multiple myeloma. In order to be eligible for CRB-401, patients must have received three prior regimens, including a proteasome inhibitor (PI; bortezomib or carfilzomib) and an immunomodulatory agent (IMiD; lenalidomide or pomalidomide), or be “double-refractory” to both a proteasome inhibitor and an immunomodulatory agent.  In the expansion cohort, patients must have received at least a PI, an IMiD and daratumumab, and be refractory to their last line of therapy. Patients receive one cycle of lymphodepletion with cyclophosphamide and fludarabine prior to infusion of the bb2121 drug product. In September 2017, we announced that the expansion cohort of the study had been initiated with first patient treated, and the final patient enrolled in this study was treated in February 2018.

The primary endpoint of the study is the incidence of adverse events and abnormal laboratory test results, including dose-limiting toxicities. The study also seeks to assess disease-specific response including: complete response (CR), very good partial response (VGPR), and partial response (PR) according to the International Myeloma Working Group Uniform Response Criteria for Multiple Myeloma. The study also seeks to determine the maximally tolerated dose and recommended dose for further clinical trials. Each patient is followed for up to 60 months post-treatment, and then is enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the 60-month period.

In June 2018, we and Celgene presented updated clinical data from the CRB-401 study at the American Society of Clinical Oncology Annual Meeting, or ASCO. All data presented at ASCO and summarized below are as of the data cut-off date of March 29, 2018:

o

43 patients had been enrolled and treated in either the dose-escalation cohort of the study, at four dose levels (50 x 10[6], 150 x 10[6], 450 x 10[6] and 800 x 10[6] CAR T cells), or in the dose expansion cohort in a dose range between 150 and 450 x 10[6] CAR T cells. Patients in the study were heavily pre-treated, with a median of seven prior myeloma treatment regimens (with a range of 3 to 14) in the dose escalation cohort (n=21), and with a median of eight prior regimens (with a range of 3 to 23) in the dose expansion cohort (n=22). Approximately 90% of the patients had received prior treatment with two IMiD therapies, two proteasome inhibitors, daratumumab and an autologous stem cell transplant.

o	Response outcomes in patients evaluable for efficacy, with at least 2 months of response data or progressive disease/ death within 2 months were as follows:

CAR T cell dose level	50 x 10[6]	150 x 10[6]	> 150 x 10[6]
N	3	14	22
Median follow up (min, max)	84 days (59, 94)	87 days (36, 638)	194 days (46, 556)

Measures:
Overall response rate (ORR)	33.3%	57.1%	95.5%
Complete response (CR)	0%	42.9%	50%
Very good partial response (VGPR)	0%	7.1%	36.4%
Median duration of response (mDOR)	1.9 months	Not estimable	10.8 months
o

Responses were dose-related and observed for both low and high BCMA expression levels. In patients treated with 450 x 10[6] CAR T cells whose myeloma cells expressed low levels of BCMA (0 to 50% of cells BCMA positive), 8 of 8 had a response. In those expressing high BCMA (≥50% BCMA positive), 10 of 11 had a response.

o

The median progression-free survival (PFS) estimate for patients in the dose-escalation phase treated at active doses (≥150 x 10[6] CAR T cells) was 11.8 months (95% CI 8.8, NE), while patients receiving 50 x 10[6] CAR T cells had a median PFS of 2.7 months (95% CI 1.0, 2.9).

o

In the dose-escalation and expansion phase of the study, all patients who responded and were evaluable for minimal residual disease (MRD as measured by adaptive next-generation sequencing assay) (n=16) were MRD negative at one or more time points. Additionally, two patients who did not have a response and were evaluated for MRD were MRD positive at month one. The median PFS estimate in MRD negative responders (n=16) was 17.7 months (95% CI: 5.8, NE).

o

Among all infused patients (n=43), 63% had cytokine release syndrome (CRS), mostly Grade 1 & 2, with 2 patients experiencing Grade 3 CRS (5%). Nine patients (21%) received tocilizumab, including 4 patients (9%) who also received steroids and the median duration of CRS was 6 days (1, 32). For patients receiving 150 x 10[6] CAR T cells (n=18), the rate of CRS was 39% with no grade 3 cases. For patients receiving ≥150 x 10[6] CAR T cells (n=22), the rate of CRS was 82% with 9.1% of patients experiencing grade 3 events. Also among all infused patients, there were 14 patients (33%) who experienced neurotoxicity, with one patient experiencing a grade 3 or higher event. Other frequent Grade 3/4 AEs included cytopenias commonly associated with lymphodepleting chemotherapy such as neutropenia (79%), thrombocytopenia (51%) and anemia (44%), as well as infection (any grade) with a frequency of 61% overall and 23% in the first month. Grade 3 or higher infection occurred with a frequency of 21% overall and 5% in the first month.

•	The CRB-402 study – phase 1 clinical study of bb21217 for the treatment of patients with relapsed and refractory multiple myeloma

Our CRB-402 study is a single-dose, open-label, non-randomized, multi-site phase 1 dose escalation/ dose expansion clinical study in the United States to examine the safety and efficacy of our bb21217 product candidate in up to 50 patients with relapsed and refractory multiple myeloma. In order to be eligible for CRB-402, patients must have received three prior regimens, including a proteasome inhibitor (PI: bortezomib or carfilzomib) and immunomodulatory agent (IMiD: lenalidomide or pomalidomide), or be “double-refractory” to both a proteasome inhibitor and an immunomodulatory agent.  In the expansion cohort, patients must have received at least a PI, and IMiD and daratumumab, and be refractory to their last line of therapy. Patients receive one cycle of lymphodepletion with cyclophosphamide and fludarabine prior to infusion of the bb21217 drug product. In September 2017, we announced the treatment of the first patient with relapsed and refractory multiple myeloma in this study.

The primary endpoint of the study is the incidence of adverse events and abnormal laboratory test results, including dose-limiting toxicities. The study also seeks to assess disease-specific response including: complete response (CR), very good partial response (VGPR), and partial response (PR) according to the International Myeloma Working Group Uniform Response Criteria for Multiple Myeloma. The study also seeks to determine the maximally tolerated dose and recommended dose for further clinical trials. Each patient will be followed for up to 60 months post-treatment, and then will be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the 60-month period.

In December 2018, we and Celgene presented clinical data from the CRB-402 study at the ASH Annual Meeting. All data presented at the ASH Annual Meeting and summarized below are as of the data cut-off date of October 18, 2018:

o

12 patients had been enrolled and treated in the dose-escalation cohort of the study, all at the 150 x 10[6] CAR T cells dose level. Patients had a median age of 63 years (with a range of 44 to 69 years). They had received a median of seven prior lines of therapy (with a range of 4 to 17 lines) and 83 percent of patients received a prior autologous stem cell transplant. Fifty-eight percent (n=7) of patients had high-risk cytogenetics.

o

The median follow-up after treatment was 26 weeks (with a range of 4 to 51 weeks). The primary endpoint is safety measured by frequency of adverse events (AEs), dose limiting toxicity (DLT) and changes in laboratory results. Secondary endpoints include disease specific response criteria based on the International Myeloma Working Group (IMWG) Uniform Response Criteria for Multiple Myeloma.

o

Of the 12 patients who received treatment with bb21217, 83 percent (n=10) achieved an objective clinical response by IMWG criteria. As of the data extract, responses are ongoing in nine of 10 patients, including three with a complete response (CR) or stringent complete response (sCR), two with a very good partial response (VGPR) and four with a partial response (PR).

o

Evidence of myeloma in the bone marrow, known as minimal residual disease (MRD), was undetectable at a minimum of two time points, by next-generation sequencing at a sensitivity level of 10-5 or better in all responders who had evaluable bone marrow samples (n=4) with some as early as day 15.

o

CAR T cell expansion was observed during the first 30 days following treatment in all evaluable patients (n=11) with anti-BCMA CAR T cells showing sustained persistence in all patients (3/3) with six or more months of follow-up.

o

The safety results were manageable and consistent with known toxicities of CAR T therapies. Eight of the 12 patients (67 percent) treated with bb21217 developed cytokine release syndrome (CRS); four Grade 1, three Grade 2, one Grade 3 case and no Grade 4 cases. Additionally, three of the 12 patients (25 percent) experienced neurotoxicity, including one Grade 1, one Grade 2 and one Grade 4 case. All CRS and neurotoxicity events resolved and no deaths occurred on study. Following the Grade 4 neurotoxicity event, patients were divided into two groups based on tumor burden and dosing continued at 150 x 10[6] CAR T cells for a total of 12 patients treated at this dose level.

Our other preclinical research opportunities in cancer

We are pursuing multiple programs that leverage the unique properties of lentiviral vectors to target T cells as a therapy for various cancers. This represents a direct application of our expertise in gene therapy and our capabilities, know-how and patents associated with lentiviral gene therapy and gene editing for ex vivo applications. We have programs at various stages of research and preclinical development through our collaborations with Regeneron, Medigene AG, Gritstone Oncology, Inc., and TC Biopharm Limited against a variety of targets relevant to both hematologic and solid tumors. We also have academic collaborations at various stages or research and preclinical development at the University of North Carolina and the Fred Hutchinson Cancer Research Center. We are also independently researching and developing other CAR T cell product candidates against a variety of cancer targets.

Our Gene Editing Capabilities

In June 2014, we acquired Pregenen, a privately-held biotechnology company headquartered in Seattle, Washington. Through the acquisition, we obtained rights to Pregenen’s gene editing technology platform and cell signaling technology. Since the acquisition, we have integrated these technologies and research team and we have expanded the scope of our research efforts in this area.  We are focused on utilizing homing endonuclease and megaTAL gene editing technologies in a variety of potential applications and disease areas, including for oncology and hematology.  Homing endonucleases and megaTALs are novel enzymes that provide a highly specific and efficient way to modify the genome of a target cell to potentially treat a variety of diseases.

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

Although we intend to continue manufacturing our Lenti-D vectors in TTCFs, we are adapting our LentiGlobin, bb2121 and bb21217 vector production technology to scalable production systems with the potential to satisfy an increased number of patients per manufacturing cycle, and we have demonstrated successful production of our LentiGlobin, bb2121 and bb21217 vectors at the scale we believe will support potential commercial demand. We intend to use a mix of internal and third-party manufacturing capabilities to accommodate future demand for our drug candidates, if approved, in their current indications as well as those beyond our initial focus.

Our HSC transduction process in severe genetic disease

In severe genetic disease, the ultimate product of our manufacturing processes is the patient’s own gene-modified HSC cells, which we refer to as our drug product. The process for producing drug product for our HSC-based product candidates is as follows:

1.

Selection: We extract HSCs from peripheral blood mononuclear cells obtained from the patient’s blood by apheresis following mobilization via a colony stimulating factor (or previously in SCD, by bone marrow harvest). The process is carried out using existing hospital infrastructure and standard protocols currently in place for stem cell transplant procedures, with enhanced controls for extracting the cells to be used for making our drug product.

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

Our T cell transduction process in cancer

In cancer, the ultimate product of our manufacturing processes is the patient’s own gene-modified T cells, which we refer to as our drug product. The process for producing drug product for our T cell-based product candidates is as follows:

1.

Leukapheresis: We collect white blood cells from the patient’s blood through a process called leukapheresis. The process is carried out using existing hospital infrastructure and standard protocols currently in place for blood donation procedures, with enhanced controls for extracting the cells to be used for making our drug product.

2.	Activation: The white blood cell mixture, which includes T cells, is treated with proprietary processes to enable an efficient transduction process.
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

Manufacturing Arrangements

In November 2017, we purchased a partially completed manufacturing facility located in Durham, North Carolina for $11.5 million. We acquired this 125,000 square foot facility to provide manufacturing capacity for our lentiviral vectors in support of our current and planned gene and cell therapy product candidates. We currently expect that our facility will begin to produce lentiviral vector in 2021. We have also entered into multi-year agreements with external manufacturing partners in the United States and Europe (Brammer Bio, Novasep and SAFC Carlsbad, Inc., or SAFC, a subsidiary of MilliporeSigma), which are partnering with us on production of lentiviral vector across all of our programs. In addition, we have entered into multi-year agreements with Lonza Houston, Inc. and apceth Biopharma, or apceth, to produce drug product for Lenti-D, LentiGlobin and bb21217.  Currently, SAFC is the sole manufacturer of the lentiviral vector and apceth is the sole manufacturer of the drug product to support our potential commercial launch of LentiGlobin in Europe for the treatment of TDT. In our manufacturing agreement with SAFC, we are required to provide rolling forecasts for products on a quarterly basis, a portion of which will be considered a binding, firm order, subject to a purchase commitment. In our manufacturing agreement with apceth, we reserve production capacity for the manufacture of our drug product. In January 2019, apceth announced that it has entered into an agreement to be acquired by Hitachi Chemical Co. Ltd., in a transaction expected to close in April 2019. Celgene manufactures drug product for bb2121.  We believe our team of technical personnel has extensive manufacturing, analytical and quality experience as well as strong project management discipline to effectively oversee these contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions and potential commercial launch. We are engaging in negotiations with apheresis centers that will be the centers for collection of HSCs from the patient and for infusion of drug product to the patient. For the treatment of patients with our drug product in the commercial setting, we intend to partner with participating apheresis centers, which we refer to as qualified treatment centers. In anticipation of the potential regulatory approval of LentiGlobin in Europe, we expect to first engage qualified treatment centers in Germany, Italy, and the United Kingdom in 2019.

Commercial Operations

Subject to approval from the EMA of our LentiGlobin product candidate for the treatment of adult and adolescent patients with TDT and non-β0/β0 genotypes, we expect to launch LentiGlobin in various jurisdictions in Europe in 2019. As we plan our potential transition into a commercial-stage company, we have started to build commercial operations in the United States and Europe with a goal of delivering LentiGlobin to patients through qualified treatment centers. In the course of preparing for a potential commercial launch in 2019, we have begun a staged build of commercial capabilities by adding employees with broad experience in quality assurance and compliance, medical education, marketing, supply chain, sales, public policy, patient services, market access and product reimbursement. We expect to continue expansion of these capabilities throughout 2019 and beyond as we continue to implement appropriate quality systems, compliance policies, systems and procedures, as well as internal systems and infrastructure in order to support our complex supply chain, qualify and train treatment centers, establish patient-focused programs, educate healthcare professionals, and secure reimbursement. The timing and conduct of these commercial activities will be dependent upon regulatory approvals and on agreements we have made or may make in the future with strategic collaborators. As part of the commercialization process, we are engaged in discussions with stakeholders across the healthcare system, including public and private payors, patient advocates and organizations, professional societies, and healthcare providers, to explore new payment models that we hope will enable access to more patients. Ultimately, we intend to utilize the commercial infrastructure that we build to support the potential for multiple product launches sequentially across multiple geographies. For many territories and countries, we may also elect to utilize strategic partners, distributors, or contract field-based teams to assist in the commercialization of our products.

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

Our strategic collaborations include relationships with:

•	Celgene, in the development of the bb2121 and bb21217 product candidates in multiple myeloma;
•	Regeneron, in the discovery, development, and commercialization of novel cell therapies for cancer;
•	Medigene AG, to discover TCR product candidates in the field of cancer;
•	Gritstone Oncology, Inc., to validate targets and discover TCR product candidates in the field of cancer; and
•	TC BioPharm Limited, in the research and development of gamma delta CAR T cells directed at hematologic and solid tumor targets.

Our collaboration with Celgene

In March 2013, we announced a strategic collaboration with Celgene to discover, develop and commercialize chimeric antigen receptor-modified T cells, or CAR T cells, as potentially disease-altering gene therapies in oncology, which was amended and restated in June 2015, and amended again in February 2016 and in September 2017. The multi-year research and development collaboration focused on applying our expertise in gene therapy technology to CAR T cell-based therapies, to target and destroy cancer cells. The research collaboration term ended in June 2018, with the bb2121 and bb21217 product candidates arising from the collaboration.

In February 2016, Celgene exercised its option with respect to the bb2121 product candidate, and we exclusively licensed to Celgene the worldwide rights to develop and commercialize the bb2121 product candidate, while retaining an option to co-develop and co-promote the bb2121 product candidate in the United States. In connection with its exercise of its option to obtain an exclusive license, Celgene paid to us an option fee in the amount of $10.0 million. In March 2018, we exercised our option to co-develop and co-promote the bb2121 product candidate in the United States. Under the terms of the co-development and co-promotion agreement that we have with Celgene for the development and commercialization of bb2121, we share equally in all costs relating to developing, commercializing and manufacturing the product candidate within the United States and we would share equally in the United States profits. We are also entitled to receive up to $10.0 million in clinical milestone payments and outside of the United States, up to $54.0 million in regulatory milestone payments and up to $36.0 million in commercial milestone payments. In addition, to the extent that bb2121 is commercialized, we are entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the United States. The royalties payable to us are subject to certain reductions, including any royalty payments required to be made by Celgene to acquire patent rights, with an aggregate minimum floor.

Effective as of September 2017, Celgene has exercised its option with respect to the bb21217 product candidate, and we have exclusively licensed to Celgene the worldwide rights to develop and commercialize the bb21217 product candidate, while retaining an option to co-develop and co-promote the bb21217 product candidate in the United States on terms substantially similar to the co-development and co-promotion arrangement for the bb2121 product candidate. In connection with its exercise of its option to obtain an exclusive license, Celgene paid to us an option fee in the amount of $15.0 million. Under the terms of the license agreement with Celgene for the exclusive rights to the development and commercialization of bb21217, we are and will be responsible for conducting and funding all research and development activities performed up through completion of the CRB-402 study. Celgene has agreed to reimburse us a specified amount per patient in the event we and Celgene mutually agree to expand the trial beyond a specified number of patients per clinical trial. In addition, if we do not exercise our option to co-develop and co-promote the bb21217 product candidate in the United States, we will also be eligible to receive up to $10.0 million in clinical milestone payments, up to $117.0 million in regulatory milestone payments and up to $78.0 million in commercial milestone payments, as well as a percentage of net sales as a royalty in a range from the mid-single digits to low-teens. The royalties payable to us are subject to certain reductions, including for any royalty payments required to be made by Celgene to acquire patent rights, with an aggregate minimum floor. Celgene will assume certain development obligations and must report on their progress in achieving these milestones on a quarterly basis.

Our collaboration with Celgene is governed by a joint governance committee, or JGC, formed by representatives from us and Celgene. The JGC, among other activities, reviews and approves development and commercialization plans and budgets for activities in the United States. The parties share responsibility for the manufacture and supply of the bb2121 product candidate and, if we exercise our option to co-develop and co-promote, of the bb21217 product candidate. Prior to the exercise of our option to co-develop and co-promote the bb21217 product candidate, Celgene is solely responsible for all costs and expenses of manufacturing and supplying the bb21217 product candidate beyond the requirements for conducting the CRB-402 study. Subject to customary “back-up” supply rights granted to Celgene, we have the sole right to manufacture or have manufactured supplies of vectors and associated payloads manufactured for incorporation into the optioned product candidates. Celgene will reimburse us for our costs to manufacture and supply such vectors and associated payloads, plus a mark-up.

We received an initial up-front payment of $75.0 million from Celgene in connection with the collaboration, plus an additional $25.0 million in connection with the amendment in June 2015. Either party may terminate the agreements upon written notice to the other party in the event of the other party’s uncured material breach. Celgene may terminate the agreement for any reason upon prior written notice to us. If the agreements are terminated, rights to product candidates in development at the time of such termination will be allocated to the parties through a mechanism included in the agreements. In addition, if Celgene has the right to terminate any co-development and co-promotion agreement or license agreement for our breach, Celgene may elect to continue such agreement however, any amounts payable by Celgene to us under such agreement will be reduced.

In January 2019, Celgene announced that it has entered into a definitive merger agreement under which BMS will acquire Celgene, and that the transaction is expected to be completed in the third quarter of 2019. The acquisition of Celgene by BMS may result in organizational and personnel changes, shifts in business focus or other developments that may have a material adverse effect on our collaboration with Celgene. There is no guarantee that BMS will place the same emphasis on the collaboration or on the development and commercialization of the bb2121 or bb21217 product candidates.

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

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain genes, transgenes, methods of transferring genetic material into cells, genetically modified cells, processes to manufacture our lentivirus-based product candidates and other proprietary technologies and processes related to our lead product development candidates. As of January 31, 2019, our patent portfolio includes the following:

•	approximately 235 patents or patent applications that we own or have exclusively in-licensed from third parties related to lentiviral vectors and vector systems;
•	approximately 34 patents or patent applications that we have non-exclusively in-licensed from third parties related to lentiviral vectors and vector systems;
•

approximately 53 patents or patent applications that we own or have exclusively in-licensed from third parties, including eight that are co-owned with MIT, related to vector manufacturing or production;

•	approximately 104 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from third parties related to therapeutic cellular product candidates;
•

approximately 324 patents or patent applications that we own or have exclusively in-licensed or optioned from third parties related to oncology product candidates, including CAR T cell vector systems and manufacturing, T cell manufacturing, and therapeutic T cells;

•	approximately 142 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from third parties related to gene editing compositions and methods; and
•	approximately 44 patent applications that we have non-exclusively in-licensed from third parties related to gene editing compositions and methods.

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

β-thalassemia/SCD

The β-thalassemia/SCD program includes the following patent portfolios described below.

•

Pasteur Institute. The Pasteur patent portfolio contains patent applications directed to FLAP/cPPT elements and lentiviral vectors utilized to produce our LentiGlobin product candidate for β-thalassemia and SCD.  As of January 31, 2019, we had an exclusive license to ten issued U.S. patents and one pending U.S. patent application.  Corresponding foreign patents include issued patents in Australia, Canada, China, Europe, Hong Kong, Israel, and Japan.  We expect the issued composition of matter patents to expire from 2019-2023 in the United States, and from 2019-2020 in the rest of the world (excluding possible patent term extensions).  Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2019-2020 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio other than composition of matter patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2019-2020 (worldwide, excluding possible patent term extensions).

•

RDF. The in-licensed patent portfolio from Research Development Foundation, or RDF, in part, contains patents and patent applications directed to aspects of our lentiviral vectors utilized to produce our LentiGlobin product candidate for β-thalassemia and SCD. As of January 31, 2019, we had an exclusive license (from RDF) to eight issued U.S. patents related to our lentiviral vector platform.  Corresponding foreign patents and patent applications related to our lentiviral vector platform include pending applications or issued patents in Canada, Europe, and Israel.  We expect the issued composition of matter patents to expire from 2021-2027 (excluding possible patent term extensions).  Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2021-2022 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio other than composition of matter patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2021-2022 (worldwide, excluding possible patent term extensions).

•

MIT/bluebird bio.  This co-owned patent portfolio contains patents and patent applications directed to certain specific compositions of matter for lentiviral β-globin expression vectors.  As of January 31, 2019, we co-owned three issued U.S. patents and one pending U.S. patent application, as well as corresponding foreign patents issued in Europe and Hong Kong.  We expect the issued composition of matter patents to expire in 2023 (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2023 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2023 (worldwide, excluding possible patent term extensions).  We note that we have an exclusive license to MIT’s interest in this co-owned intellectual property.

•

Children’s Medical Center Corporation (CMCC)/bluebird bio.  This co-owned patent portfolio contains patent applications directed to certain specific compositions of matter for treating β-thalassemia/SCD.  As of January 31, 2019, we co-owned one pending PCT application.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2038 (worldwide, excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2038 (worldwide, excluding possible patent term extensions).  We note that we have an option to exclusively license CMCC’s interest in this co-owned intellectual property.

Our β-thalassemia/SCD research program also includes the additional patent portfolio described below.

•

β-thalassemia/SCD Product Candidate Licenses. We have in-licensed patents and patent applications that are directed to certain specific compositions of matter and methods for treating β-thalassemia/SCD.  As of January 31, 2019, we had an exclusive license to two pending U.S. patent applications and 24 pending corresponding foreign applications.  We expect any composition of matter or method patents, if issued from the pending patent applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2035 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2035 (worldwide, excluding possible patent term extensions).  In addition, as of January 31, 2019, we had a non-exclusive license to three issued U.S. patents, one pending U.S. patent application, and ten pending corresponding foreign patent applications and 19 issued foreign patents.  We expect the issued composition of matter and method patents to expire in 2029 in the United States and in the rest of the world (excluding possible patent term extensions).  We expect any composition of matter or method patents, if issued from the pending patent applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide, excluding possible patent term extensions).  We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2029 (worldwide, excluding possible patent term extensions.

Cerebral Adrenoleukodystrophy (CALD)

The CALD program includes the following patent portfolios described below.

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

•

bluebird bio. The bluebird bio patent portfolio contains patent applications directed to compositions of matter for CALD gene therapy vectors and compositions and methods of using the vectors and compositions in cell-based gene therapy of adrenoleukodystrophy or adrenomyeloneuropathy.  As of January 31, 2019, we owned three U.S. patents and five pending corresponding foreign applications and 26 issued foreign patents.  We expect the issued composition of matter patents for CALD gene therapy vectors to expire in 2032 (excluding possible patent term extensions). Further, we expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions).  We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions).

Multiple Myeloma

The multiple myeloma program includes the following patent portfolios described below.

•

Pasteur Institute.  The in-licensed Pasteur patent portfolio contains patents and patent applications described above that are directed towards aspects of our lentiviral vectors utilized to produce our bb2121 product candidate for multiple myleoma.

•

RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above directed towards aspects of our lentiviral vectors utilized to produce our bb2121 product candidate for multiple myleoma. In addition, the RDF portfolio contains additional patent applications directed to aspects of our oncology program.  As of January 31, 2019, we had an exclusive license (from RDF) to four issued patents and two pending U.S. patent applications related to our oncology platform.  We expect the issued patent to expire in 2021-2022 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2021-2022 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2021-2022 (worldwide, excluding possible patent term extensions).

•

Biogen. The in-licensed patent portfolio from Biogen Inc., formerly Biogen Idec MA Inc. and referred to herein as Biogen, contains patents and patent applications directed towards aspects of T cell-based products that target BCMA. As of January 31, 2019, we had a co-exclusive license to nine issued U.S. patents and two pending U.S. patent applications and five pending corresponding foreign applications and 113 issued corresponding foreign patents related to bb2121.  We expect the issued patents to expire from 2020-2032 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2020-2032 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2020-2032 (worldwide, excluding possible patent term extensions).

•

NIH. The in-licensed patent portfolio from NIH contains patent applications directed towards aspects of T cell-based products that target BCMA. As of January 31, 2019, we had an exclusive license to one issued U.S. Patent, one pending U.S. patent application and 19 corresponding foreign patent applications and six issued corresponding foreign patents related to bb2121.  We expect the issued composition of matter patents to expire in 2033-2034 (excluding possible patent term extensions).  We expect any other composition of matter and methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).

•

bluebird bio. The bluebird bio patent portfolio contains patent applications directed to certain specific compositions of matter for generating CAR T cells. As of January 31, 2019, we owned six pending U.S. patent applications, 96 corresponding foreign patent applications, 3 foreign patents and one pending PCT application.  We expect the issued composition of matter and methods patents to expire in 2035 (excluding possible patent term extensions).  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2035-2038 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2035-2038 (worldwide, excluding possible patent term extensions).

Lentiviral platform (e.g., vectors, manufacturing, and cell therapy products)

The lentiviral platform, which is potentially applicable to the β-thalassemia, SCD, CALD, oncology and other potential programs, includes the following patent portfolios described below.

•	Pasteur Institute. The Pasteur patent portfolio contains the patents and patent applications described above.
•	RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above.
•

SIRION. The in-licensed patent portfolio from SIRION Biotech GmbH, or SIRION, contains patents directed to methods of manufacturing ex vivo gene therapy products with a lentiviral vector. As of January 31, 2019, we had an exclusive license to one issued U.S. Patent, one pending U.S. patent application and two corresponding foreign patent applications and one issued corresponding foreign patent.  We expect the issued method patents to expire in 2033 (excluding possible patent term extensions).  We expect any other composition of matter and methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).

•

bluebird bio.  Another component of the bluebird bio patent portfolio includes the vector manufacturing platform and is potentially applicable to the CALD, β-thalassemia, SCD, oncology, and other programs.  This portion of the portfolio contains patents and patent applications directed to improved methods for transfection and transduction of therapeutic cells. As of January 31, 2019, we owned one issued U.S. patent, three pending U.S. patent applications and 44 corresponding foreign patent applications and 21 issued corresponding foreign patents.  We expect the issued method patents to expire in 2032 (excluding possible patent term extensions).  We expect composition of matter and method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2032-2037 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2032-2037 (worldwide, excluding possible patent term extensions).

Oncology platform (e.g., vectors, manufacturing, and T cell-based products)

Our T cell-based oncology platform and oncology research program, which is applicable to our multiple myeloma program and other potential programs in cancer, includes the following patent portfolios described below.

•	Pasteur Institute. The Pasteur patent portfolio contains the patents and patent applications described above.
•

RDF. The in-licensed RDF patent portfolio described above contains patents and patent applications that are also applicable to our oncology platform.  In addition, the RDF portfolio contains additional patent applications directed to aspects of our oncology program.  As of January 31, 2019, we had an exclusive license (from RDF) to four issued patents and two pending U.S. patent applications related to our oncology platform.  We expect the issued patents to expire in 2021-2022 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2021-2022 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2021-2022 (worldwide, excluding possible patent term extensions).

•

bluebird bio. One aspect of the bluebird bio patent portfolio contains patent applications directed to certain specific compositions of matter for generating CAR T cells directed against various cancers and improved CAR T cell compositions.  As of January 31, 2019, we owned one issued U.S. patent, five pending U.S. patent applications and 29 corresponding foreign patent applications; six families of pending U.S. provisional applications; and four pending PCT applications.  We expect the issued composition of matter patent to expire in 2034 (excluding possible patent term extensions).  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033-2037 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2033-2037 (worldwide, excluding possible patent term extensions).

•

T Cell Manufacturing Methods License.  We have in-licensed patents and patent applications that are directed to certain specific methods for generating CAR T cells.  As of January 31, 2019, we had a nonexclusive license to two issued U.S. patents, one pending U.S. patent application, and 30 corresponding issued foreign patents.  We expect the issued method patents to expire in 2026 (excluding possible patent term extensions).  Further, we expect methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2026 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2026 (worldwide, excluding possible patent term extensions).

•

T Cell Immunotherapy Product Candidate Licenses. We have in-licensed patents and patent applications that are directed to certain specific compositions of matter for generating CAR T cells directed against various cancers and related methods of treatment.  As of January 31, 2019, we have an exclusive license to one issued U.S. patent and ten corresponding foreign patents and co-own a pending US application and seven corresponding foreign patent applications to a particular target antigen. We expect the issued composition of matter patent to expire in 2025 (excluding possible patent term extensions).  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2036 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2036 (worldwide, excluding possible patent term extensions).  In addition, as of January 31, 2019, we have an exclusive license to three issued U.S. patents, three corresponding foreign patents, and one corresponding foreign patent application to another particular target antigen.  We expect the issued method of use patents to expire in 2029 (excluding possible patent term extensions).  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2029 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2029 (worldwide, excluding possible patent term extensions).

Gene editing platform (e.g., homing endonucleases, chimeric endonucleases, megaTALs, genetically modified cells)

The gene editing platform includes the following patent portfolios described below.

•	Pasteur Institute. The Pasteur patent portfolio described above may contain patents and patent applications that are potentially applicable to our gene editing platform.
•	RDF. The in-licensed RDF patent portfolio described above may contain patents and patent applications that are potentially applicable to our gene editing platform.
•

Gene Editing License. We in-licensed patent portfolios that contain patents and patent applications directed to aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our β-thalassemia, SCD, oncology and other programs.  As of January 31, 2019, we had an exclusive/co-exclusive license to six issued U.S. patents and one pending U.S. patent application and 29 corresponding foreign patents and six corresponding patent applications related to our gene editing platform.  We expect the issued composition of matter patents to expire in 2030 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2030 (worldwide, excluding possible patent term extensions). In addition, as of January 31, 2019, we had an exclusive license to two issued U.S. patents and six corresponding foreign patents related to our gene editing platform.  We expect the issued composition of matter patent to expire in 2031 in the United States (excluding possible patent term extensions) and in 2027 in the rest of the world.  Further, we expect composition of matter and methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2027 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027 (worldwide, excluding possible patent term extensions).

•

Academic Gene Editing Licenses. We in-licensed patent portfolios from multiple academic medical centers, each portfolio containing patents and patent applications directed to aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our β-thalassemia, SCD, oncology and other programs. As of January 31, 2019, we had an exclusive license to one issued U.S. patent and eight pending U.S. patent applications and five corresponding foreign patents and three corresponding patent applications related to our gene editing platform. We expect the issued patent to expire in 2032 (excluding possible patent term extensions) in the U.S. and 2027-3032 in the rest of the world.  We expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2027-2032 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2027-2032 (worldwide, excluding possible patent term extensions). As of January 31, 2019, we also had a non-exclusive license to one issued U.S. patent application and two pending U.S. patent application related to our gene editing platform. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2035 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2035 (worldwide, excluding possible patent term extensions). In addition, as of January 31, 2019, we had an exclusive license to two pending U.S. applications and 17 corresponding issued foreign patents and 18 corresponding foreign patent applications related to our gene editing platform.  We expect the issued composition of matter patents to expire in 2033 (excluding possible patent term extensions).  We expect other composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031-2033 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2031-2033 (worldwide, excluding possible patent term extensions).  As of January 31, 2019, we also had a non-exclusive license to one issued U.S. patent, one pending U.S. application, 21 corresponding foreign patent applications, and 18 corresponding foreign patents related to our gene editing platform.  We expect the issued composition of matter patents to expire in 2033 (excluding possible patent term extensions).  Further, we expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2033 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).

•

bluebird bio. One aspect of the bluebird bio patent portfolio contains patent applications that are potentially applicable to certain aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our oncology and other programs.  As of January 31, 2019, we owned one pending U.S. patent application and five corresponding foreign patent applications related to our gene editing platform.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2037 (worldwide, excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037 (worldwide, excluding possible patent term extensions).  As of January 31, 2019, we owned 11 families of PCT applications related to our gene editing platform.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2037-2038 (worldwide, excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2037-2038 (worldwide, excluding possible patent term extensions).  As of January 31, 2019, we also owned two families of provisional applications related to our gene editing platform.  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2038 (worldwide, excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2038 (worldwide, excluding possible patent term extensions).  As of January 31, 2019, we co-owned (with Cellectis SA) two issued U.S. patents, eight corresponding foreign patent applications, and 10 corresponding foreign patents related to our gene editing platform.  We expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2034(excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2034 (worldwide, excluding possible patent term extensions).

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

We may unilaterally terminate the license agreement at any time. Either party may terminate the agreement in the event of the other party’s material breach which remains uncured after 60 days of receiving written notice of such breach or in the event the other party becomes the subject of a voluntary or involuntary petition in bankruptcy and such petition is not dismissed with prejudice within 120 days after filing. In addition, Inserm may terminate the license agreement in the event that we cannot prove within 60 days of written notice from Inserm that we have been diligent in developing the licensed products and introducing them into the commercial market.

Absent early termination, the agreement will automatically terminate upon the expiration of all issued patents and filed patent applications within the patent rights covered by the agreement or 10 years from the date of first commercial sale of a licensed product, whichever is later. The license grant ceases in connection with any such termination. The longest lived patent rights licensed to us under the agreement expired in 2016.

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

We have the right to grant sublicenses outright to third parties under the agreement. For the first sublicense including a product targeting β-hemoglobinopathies (including TDT and SCD) or ALD (including CALD and AMN), we must pay Institut Pasteur an additional payment of €3.0 million. If we receive any income (cash or non-cash) in connection with sublicenses for products targeting indications other than β-hemoglobinopathies (including TDT and SCD) or ALD (including CALD and AMN), we must pay Institut Pasteur a percentage of such income varying from low single digits if the sublicense also includes licenses to intellectual property controlled by us, and a percentage of sublicense income in the mid-range double digits if the sublicense does not include licenses to intellectual property controlled by us.

Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our LentiGlobin, Lenti-D, bb2121 and bb21217 product candidates, we will be obligated to pay Institut Pasteur a percentage of net sales as a royalty. This royalty varies depending on the indication of the product but in any event is in the low single digits. In addition, starting in 2016 we must make under this agreement an annual maintenance payment which is creditable against royalty payments on a year-by-year basis. If the combined royalties we would be required to pay to Institut Pasteur and third parties is higher than a pre-specified percentage, we may ask Institut Pasteur to re-negotiate our royalty rates under this relationship.

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

Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our LentiGlobin, Lenti-D, bb2121 and bb21217 product candidates, we will be obligated to pay Stanford a percentage of net sales as a royalty. This royalty varies with net sales but in any event is in the low single digits and is reduced for each third-party license that requires payments by us with respect to a licensed product, provided that the royalty to Stanford is not less than a specified percentage which is less than one percent. Since April 2013, we have been paying Stanford an annual maintenance fee, which will be creditable against our royalty payments.

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

Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include both our Lenti-D, LentiGlobin, bb2121 and bb21217 product candidates, we are obligated to pay RDF a percentage of net sales as a royalty. This royalty is in the low single digits and is reduced by half if during the following ten years from the first marketing approval the last valid claim within the licensed patent that covers the licensed product expires or ends.

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

Biogen

In August 2014, we entered into a license agreement with Biogen, pursuant to which we co-exclusively licensed certain patents and patent applications directed towards aspects of T cell-based products that target BCMA. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date between 2020 and 2032. Biogen retains the right to practice and use the licensed patents in the licensed field and territory.  We have the right to grant sublicenses to third parties, subject to certain conditions. Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our bb2121 and bb21217 product candidates, we will be obligated to pay Biogen a percentage of net sales as a royalty in the low single digits. We are required to use commercially reasonable efforts to research and develop one or more licensed products in the license field during the term of the agreement. Additionally, we have assumed certain development and regulatory milestone obligations and must report on our progress in achieving those milestones on a periodic basis. We may be obligated to pay up to $24.0 million in the aggregate for each licensed product upon the achievement of these milestones. We may unilaterally terminate the license agreement at any time with prior written notice to Biogen. Either party may terminate the license in the event of the other party’s material breach upon notice and an opportunity for the breaching party to cure. Either party may also terminate the agreement in the event bankruptcy proceedings are opened against the other party and are not dismissed within a specified period of time.  Absent early termination, the agreement will automatically terminate upon the expiration of all patent rights covered by the agreement or ten years from the date of first commercial sale of a licensed product, whichever is later. The longest lived patent rights licensed to us under the Agreement are in a U.S. patent, currently expected to expire in 2032.

NIH

In August 2015, we entered into a license agreement with the NIH, pursuant to which we exclusively licensed certain patents and patent applications directed towards aspects of T cell-based products that target BCMA. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date in 2033. NIH retains the right to practice the intellectual property licensed under the agreement on behalf of the government of the United States. We have the right to grant sublicenses to third parties, subject to certain conditions. For each such sublicense we grant we must pay the NIH a fee. Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our bb2121 and bb21217 product candidates, we will be obligated to pay the NIH a percentage of net sales as a royalty in the low single digits. We are required to use commercially reasonable efforts to research and develop one or more licensed products in the license field during the term of the agreement. Additionally, we have assumed certain development and regulatory milestone obligations and must report on our progress in achieving those milestones on a periodic basis. We may be obligated to pay up to $9.7 million in the aggregate for a licensed product upon the achievement of these milestones. We may unilaterally terminate the license agreement at any time with prior written notice to the NIH. The NIH may terminate the license in the event of our material breach upon notice and following an opportunity for us to cure the material breach. The NIH may also terminate the agreement in the event bankruptcy proceedings are opened against us and are not dismissed within a specified period of time.  Absent early termination, the agreement will automatically terminate upon the expiration of the patent rights covered by the agreement. The longest lived patent rights licensed to us under the Agreement are currently expected to expire in 2033.

SIRION

In December 2015, we entered into a license agreement with SIRION, pursuant to which we exclusively licensed certain patents and patent applications directed towards aspects of manufacturing gene therapy products. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date in 2033. We have the right to grant sublicenses to third parties, subject to certain conditions. Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our LentiGlobin product candidate, we will be obligated to pay SIRION a percentage of net sales as a royalty in the low single digits. We are required to use commercially reasonable efforts to research and develop one or more licensed products in the license field during the term of the agreement, and we must report on our progress in achieving those milestones on a periodic basis. We may be obligated to pay up to $13.4 million in the aggregate upon the achievement of certain development and regulatory milestones. We may unilaterally terminate the license agreement at any time with prior written notice to SIRION. SIRION may terminate the license in the event of our material breach upon notice and following an opportunity for us to cure the material breach. SIRION may also terminate the agreement in the event bankruptcy proceedings are opened against us and are not dismissed within a specified period of time. Absent early termination, the agreement will automatically terminate upon the expiration of the patent rights covered by the agreement. The longest lived patent rights licensed to us under the Agreement are currently expected to expire in 2033.

Orchard Therapeutics Limited

In April 2017, we entered into a license agreement with GlaxoSmithKline Intellectual Property Development Limited, or GSK, pursuant to which GSK non-exclusively licensed certain of our patent rights related to lentiviral vector technology to develop and commercialize gene therapies for Wiscott-Aldrich syndrome and metachromatic leukodystrophy, two rare genetic diseases. Effective April 2018, this license agreement was assigned by GSK to Orchard Therapeutics Limited, or Orchard. Financial terms of the agreement include an upfront payment to us as well as potential development and regulatory milestone payments and low single digit royalties on net sales of covered products.

Novartis Pharma AG

In April 2017, we entered into a license agreement with Novartis Pharma AG, or Novartis, pursuant to which Novartis non-exclusively licensed certain of our patent rights related to lentiviral vector technology to develop and commercialize chimeric antigen receptor T cell (CAR T) therapies for oncology, including Novartis’ approved CAR T therapy Kymriah.  Financial terms of the agreement include an upfront payment to us as well as potential development and regulatory milestone payments and low single digit royalties on net sales of covered products.

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

There are other organizations working to improve existing therapies or to develop new therapies for our initially selected indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our product candidates, and our preclinical T cell-based cancer immunotherapy product candidates. These efforts include the following:

•

β-thalassemia: The current standard of care for the treatment of β-thalassemia in the developed world is chronic blood transfusions to address the patient’s anemia. In addition, such patients often receive iron chelation therapy to help manage the iron overload associated with their chronic blood transfusions. Novartis and ApoPharma Inc., who provide the leading iron chelation therapy, are seeking to develop improvements to their product profile and accessibility. A number of different approaches are under investigation that seek to improve the current standard of care treatment options, including, a protein that aims to improve red blood cell production and fetal hemoglobin regulators. Acceleron Pharma, Inc. (in collaboration with Celgene) is investigating luspatercept (ACE-536), a subcutaneously-delivered protein therapeutic that targets molecules in the TGF-β superfamily, which is currently in two phase 3 clinical trials in subjects with transfusion dependent β-thalassemia (TDT) and non-transfusion dependent β-thalassemia. Acceleron and Celgene are planning regulatory submissions of luspatercept in the United States and Europe in the first half of 2019. In addition, some patients with β-thalassemia receive HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. In addition, there are a number of academic and industry-sponsored research and development programs to improve the outcomes of allogeneic HSCT, or the tolerability and safety of haploidentical HSCT, while increasing the availability of suitable donors. These programs include a modified donor T cell therapy to be used in conjunction with haploidentical HSCT that is in an ongoing phase 1/2 study supported by Bellicum Pharmaceuticals, Inc.; and an adjunctive T cell immunotherapy treatment in conjunction with allogeneic HSCT that is in ongoing phase 2 and 3 studies supported by Kiadis Pharma. There are also several different groups developing other approaches for β-thalassemia, including one that uses a similar ex vivo autologous gene therapy approach, but uses a different vector and different cell processing techniques and two that use gene editing approaches These include: the San Raffaele Telethon Institute for Gene Therapy (in collaboration with Orchard Therapeutics) is currently investigating its gene therapy in a phase 2 study of adults and pediatric patients with in transfusion dependent β-thalassemia (TDT); Sangamo BioSciences Inc. (in collaboration with Bioverativ Inc., a Sanofi company) is investigating ST-400, using a zinc finger nuclease-mediated gene-editing approach currently in an ongoing phase 1/2 study; and CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals Incorporated) is conducting an ongoing phase 1/2 study for its CTX-001, which leverages the CRISPR/Cas9 gene editing platform to disrupt the BCL11A erythroid enhancer.

•

Sickle cell disease: The current standard of care for the treatment of SCD in the developed world is chronic blood transfusions or hydroxyurea (a generic drug). In addition, patients treated with chronic blood transfusions often receive iron chelation therapy to help manage the iron overload.  Emmaus Life Sciences, Inc. recently received FDA approval for and have launched Endari (L-glutamine). We are aware of ongoing studies that continue to evaluate the efficacy and safety of hydroxyurea in various populations.  In addition, a limited number of patients with SCD receive allogeneic HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. In addition, there are a number of academic and industry-sponsored research and development programs to improve the tolerability and safety of allogeneic HSCT with less well-matched sources of donor cells, while increasing the availability of suitable donors. These programs include a modified donor T cell therapy to be used in conjunction with haploidentical HSCT that is in an ongoing phase 1/2 study supported by Bellicum Pharmaceuticals, Inc. A number of different therapeutic approaches are under investigation targeting the various aspects of SCD pathophysiology, including: antibodies to p-selectin including crizanlizumab currently in a phase 3 study supported by Novartis; hemoglobin modifiers to prevent the sickling of RBC, including voxelotor (GBT440) in an ongoing phase 3 study supported by Global Blood Therapeutics, Inc.; pan-selectin inhibitors, including rivipansel (GMI-1070) in phase 3 studies supported by GlycoMimetics Inc. (in 2011, Pfizer Inc. and GlycoMimetics Inc. entered a global collaboration to advance this compound); and also gene editing approaches being supported by Intellia Therapeutics, Inc. (in collaboration with Novartis), Editas Medicine, Inc. and CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals Incorporated); and Sangamo BioSciences Inc. (in collaboration  with Bioverativ).  There are also several different groups developing gene therapy approaches for SCD. Some of these groups use a similar ex vivo autologous approach, but make use of different vectors and different cell processing techniques. These include: UCLA, which has received funding from the California Institute of Regenerative Medicine to pursue a phase 1 gene therapy study for SCD; and Aruvant Sciences, Inc.’s RVT-181, currently in a phase 1/2 gene therapy study for SCD.

•

CALD: The current standard of care for the treatment of CALD is allogeneic HSCT. We understand that various academic centers around the world are seeking to develop improvements to allogeneic HSCT, such as Magenta Therapeutic, Inc.’s cord blood expansion technology which is currently being investigated in a phase 2 clinical trial for the treatment of inherited metabolic disorders, including adrenoleukodystrophy. Other possible treatments being investigated include Viking Therapeutics, Inc.’s VK0214, a selective thyroid receptor-β agonist, and Orpheris, Inc.’s OP-101.

•

Multiple Myeloma: The current standard of care for relapsed and refractory multiple myeloma includes IMIDs (e.g., thalidomide, lenalidomide, pomalidomide), proteasome inhibitors (e.g., bortezomib, carfilzomib, ixazomib), monoclonal antibodies (e.g., daratumamab, elotuzumab), cytotoxic agents, and HSCT. There are several groups developing autologous T cell therapies for relapsed and refractory multiple myeloma that use a similar autologous ex vivo approach, but a different target antigen, BCMA single-chain variable fragment or, we believe, cell processing techniques. These programs include: an anti-BCMA CAR T cell therapy that is currently in a single-center phase 1 study by the University of Pennsylvania (in collaboration with Novartis AG); an anti-BCMA CAR T cell therapy that is in a phase 1b/2 study in the United States (Nanjing Legend in collaboration with Janssen Biotech); a BCMA and TACI-targeted CAR T cell therapy that is currently in a phase 1/2 study (Autolus); an anti-BCMA CAR T cell therapy that is in phase 1 study (Poseida Therapeutics, Inc.); and an anti-BCMA CAR T cell therapy in clinical development (phase 1/2) sponsored by Celgene following the completion of its acquisition of Juno Therapeutics, Inc. In addition to these autologous T cell-based approaches, Allogene Therapeutics, Inc., Poseida, and CRISPR Therapeutics have disclosed preclinical programs for allogeneic BCMA CAR T cell therapies. There are also therapies using other modalities being developed by several groups, including two bispecific T cell engagers currently in phase 1 studies supported by Amgen Inc., a bispecific antibody therapy currently in a phase 1 study supported by Janssen Research and Development, LLC, a specific antibody therapy currently in a phase 1 study supported by Pfizer, Inc., and an antibody drug conjugate therapy currently in a phase 2 study supported by GSK, and those being developed in preclinical programs.

•

T cell-based immunotherapies in oncology: A number of pharmaceutical companies and academic collaborators are researching and developing T cell-based immunotherapies in oncology, in addition to the multiple myeloma programs described above. These include: Novartis AG (in collaboration with the University of Pennsylvania), Adaptimmune Inc., Celgene following its acquisition of Juno Therapeutics, Inc., Gilead Sciences, Inc. (in collaboration with the National Institutes of Health), Pfizer Inc. (through their collaboration with Cellectis SA and Servier), Amgen, Inc., among others.  Many of the T cell-based immunotherapy programs being developed by these companies are already in phase 1/2 clinical trials for multiple indications.

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

Government regulation

In the United States, biological products, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products. FDA approval must be obtained before clinical testing of biological products, and each clinical study protocol for a gene therapy product is reviewed by the FDA. FDA approval also must be obtained before marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

Within the FDA, the Center for Biologics Evaluation and Research, or the CBER, regulates gene therapy products. The CBER works closely with the NIH. The FDA and the NIH have published guidance documents with respect to the development and submission of gene therapy protocols. The FDA also has published guidance documents related to, among other things, gene therapy products in general, their preclinical assessment, observing subjects involved in gene therapy studies for delayed adverse events, potency testing, and chemistry, manufacturing and control information in gene therapy INDs.

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

Where a gene therapy study is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, in the past, a protocol and related documentation was submitted to and the study was registered with the NIH Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines. Pursuant to the current NIH Guidelines, research involving recombinant or synthetic nucleic acid molecules must be approved by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA, however many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Such trials remain subject to FDA and other clinical trial regulations, and only after FDA, IBC, and other relevant approvals are in place can these protocols proceed.

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

Clinical studies involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical studies must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical study must be reviewed and approved by an IRB at or servicing each institution at which the clinical study will be conducted. An IRB is charged with protecting the welfare and rights of study participants and considers such items as whether the risks to individuals participating in the clinical studies are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical study subject or his or her legal representative and must monitor the clinical study until completed.

Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:

•

phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical studies, sometimes referred to as phase 4 clinical studies, may be conducted after initial marketing approval. These clinical studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire, of study subjects.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual progress reports detailing the results of the clinical studies must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, phase 2 and phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

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

U.S. review and approval processes

After the completion of clinical studies of a biological product, FDA approval of a BLA, must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, as amended, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

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

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical studies. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, withdraw the application, or request a hearing.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical studies, sometimes referred to as phase 4 clinical studies, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMPs and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain GMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including withdrawal of the product from the market. In addition, changes to the manufacturing process or facility generally require prior FDA approval before being implemented and other types of changes to the approved product, such as adding new indications and additional labeling claims, are also subject to further FDA review and approval. In addition, companies that manufacture or distribute drug or biological products or that hold approved BLAs must comply with other regulatory requirements, including submitting annual reports, reporting information about adverse drug experiences, and maintaining certain records. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, including a REMS or the conduct of post-marketing studies to assess a newly-discovered safety issue.

We also must comply with the FDA’s and other jursidiction’s advertising and promotion requirements, such as those related to direct-to-consumer advertising and advertising to healthcare professionals, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. Consequences could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with healthcare professionals, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Fraud and Abuse Laws

In addition to restrictions on marketing of pharmaceutical products, several other types of state/ federal laws and trade association membership codes of conduct have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years.  These laws include anti-kickback and false claims statutes. The U.S. federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs.  This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other.  Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging healthcare professionals or patients as speakers or consultants, may be subject to scrutiny if they do not fit squarely within the exemption or safe harbor.  Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.  Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient assistance programs.

The U.S. federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government.  In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product.  Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses.  Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements.  In addition, the Affordable Care Act amended federal law to provide that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.  Criminal prosecution is possible for making or presenting a false or fictitious or fraudulent claim to the federal government.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created several new federal crimes, including healthcare fraud and false statements relating to healthcare matters.  The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors.  The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

The majority of states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.  Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states.  Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers.  In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

The U.S. federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to engage in extensive tracking of payments and other transfers of value to prescribers and teaching hospitals, including physician ownership and investment interests, and public reporting of such data.  Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track such payments, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. A number of other countries, states and municipalities have also implemented additional payment tracking and reporting requirements, which if not done correctly may result in additional penalties.

In addition, the U.S. Foreign Corrupt Practices Act, or the FCPA, prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity.  It is illegal to pay, offer to pay or authorize the payment of anything of value to any official of another country, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in that capacity.  In many other countries, healthcare professionals who prescribe pharmaceuticals are employed by government entities, and the purchasers of pharmaceuticals are government entities.  Our dealings with these prescribers and purchasers may be subject to the FCPA.

Other countries, including a number of EU member states, have laws of similar application, including anti-bribery or anti-corruption laws such as the UK Bribery Act.  The UK Bribery Act prohibits giving, offering, or promising bribes to any person, as well as requesting, agreeing to receive, or accepting bribes from any person.  Under the UK Bribery Act, a company that carries on a business or part of a business in the United Kingdom may be held liable for bribes given, offered or promised to any person in any country by employees or other persons associated with the company in order to obtain or retain business or a business advantage for the company.  Liability under the UK Bribery Act is strict, but a defense of having in place adequate procedures designed to prevent bribery is available.

Because of the breadth of these various fraud and abuse laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws.  Such a challenge could have material adverse effects on our business, financial condition and results of operations.  In the event governmental authorities conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations, they may impose sanctions under these laws, which are potentially significant and may include civil monetary penalties, damages, exclusion of an entity or individual from participation in government health care programs, criminal fines and imprisonment, as well as the potential curtailment or restructuring of our operations.  Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert the attention of our management from operating our business.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like the IND prior to the commencement of human clinical studies. In the European Union, for example, a CTA must be submitted for each clinical trial to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the corresponding clinical study may proceed.

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

In the EU, the advertising and promotion of our products will also be subject to EU member states’ laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, as well as other EU member state legislation that may apply to the advertising and promotion of medicinal products.  These laws require that promotional materials and advertising in relation to medicinal products comply with the product’s approved labeling. The off-label promotion of medicinal products is prohibited in the EU.  The applicable laws at the EU level and in the individual EU member states also prohibit the direct-to-consumer advertising of prescription-only medicinal products.  Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment.  These laws may further limit or restrict communications concerning the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with healthcare professionals.

Failure to comply with the EU member state laws implementing the Community Code on medicinal products, and EU rules governing the promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, with the EU member state laws that apply to the promotion of medicinal products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements can result in enforcement action by the EU member state authorities, which may include any of the following: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, or requiring the manufacturer to issue public warnings, or to conduct a product recall.

The national laws of certain EU member states require payments made to physicians to be publicly disclosed.  Moreover, the European Federation of Pharmaceutical Industries and Associations, or EFPIA, Code on disclosure of transfers of value from pharmaceutical companies to healthcare professionals and healthcare organizations imposes a general obligation on members of the EFPIA or related national industry bodies to disclose transfers of value to healthcare professionals.  In addition, agreements with physicians must often be the subject of prior notification and approval by the physician’s employer, his/her competent professional organization, and/or the competent authorities of the individual EU member states.  These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU member states.

For other countries outside of the EU, such as countries in Eastern Europe, Central and South America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country.  This act could have implications for our interactions with physicians in and outside the UK.  In all cases, again, the clinical trials are conducted in accordance with GCP, applicable regulatory requirements, and ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, warning letters or untitled letters, injunctions, civil, administrative, or criminal penalties, monetary fines or imprisonment, suspension or withdrawal of regulatory approvals, suspension of ongoing clinical studies, refusal to approve pending applications or supplements to applications filed by us, suspension or the imposition of restrictions on operations, product recalls, the refusal to permit the import or export of our products or the seizure or detention of products.

Pricing, Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States, sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors and/or governments. Third-party payors can include government healthcare systems, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payors may provide coverage, but place stringent limitations on such coverage, such as requiring alternative treatments to be tried first. These third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety, efficacy, and overall value. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to incurring the costs required to obtain FDA approvals. Our product candidates may not be considered medically reasonable or necessary or cost-effective. Even if a drug product is covered, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Federal, state and local governments in the United States and foreign governments continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers. Future legislation could limit payments for pharmaceuticals such as the drug candidates that we are developing.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of drug products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate systems under which products may be marketed only after a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of studies or analyses of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to set their own prices for medicines, but exert cost controls in other ways, including but not limited to, placing revenue caps on product sales, providing reimbursement for only a subset of eligible patients, mandating price negotiations after a set period of time, or mandating that prices not exceed an average basket of prices in other countries. The downward pressure on health care costs in general, particularly treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, European governments may periodically review and decrease prices based on factors, including but not limited to, yeas-on-market, price in other countries, competitive entry, new clinical data, lack of supporting clinical data, or other factors.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, the emphasis on managed care in the United States has increased and we expect will continue to exert downward pressure on pharmaceutical pricing. Coverage policies, third-party reimbursement rates and pharmaceutical pricing regulations may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

We have proposed novel payment models, including outcomes-based arrangements with payments over time, to assist with realizing the value and sharing the risk of a potential one-time treatment, such as our LentiGlobin product candidate. While we are engaged in discussions with potential payors, there is no assurance that any payors will adopt these payment models. Even with these payment models, there may be substantial resistance to the cost of our products by payors and the public generally. These payment models may not be sufficient for payors to grant coverage, and if we are unable to obtain adequate coverage for our products, the adoption of our products and access for patients may be limited. In addition, to the extent reimbursement for our products is subject to outcomes-based arrangements, our future revenues from product sales will be more at risk. These factors could affect our ability to successfully commercialize our products and adversely impact our business, financial condition, results of operations and prospects.

Employees

As of January 31, 2019, we had 764 full-time employees, 153 of whom have Ph.D., M.D. or Pharm.D. degrees. Of these full-time employees, 540 employees are engaged in research and development activities and 224 employees are engaged in commercial, finance, legal, business development, human resources, information technology, facilities and other general administrative functions. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Risks related to the development of our product candidates

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

In addition, the clinical study requirements of the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Currently, a limited number of gene therapy products, including CAR T therapies, have been approved by the FDA, the EMA and the European Commission. Given the few precedents of approved gene therapy products, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the EU or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

Regulatory requirements governing the development of gene therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within the CBER, to consolidate the review of gene therapy and related products, and to advise the CBER on its review. The FDA can put an investigational new drug application, or IND, on clinical hold if the information in an IND is not sufficient to assess the risks in pediatric patients. Before a clinical study can begin at any institution, that institution’s IRB, and its Institutional Biosafety Committee will have to review the proposed clinical study to assess the safety of the study. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates.

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

Results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There is limited data concerning long-term safety and efficacy following treatment with our gene therapy and T cell-based product candidates. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. For instance, while patients with TDT who have been treated with our LentiGlobin product candidate may experience a reduction or temporary elimination of transfusion support, there can be no assurance that they will not require transfusion support in the future. Similarly, patients with relapsed and refractory multiple myeloma who have been treated with the bb2121 or the bb21217 product candidate may experience disease progression. We have experienced unexpected results in the past, and we may experience unexpected results in the future. For instance, initial results from our clinical studies of LentiGlobin suggested that patients with TDT and non-β0/β0 genotypes experienced better outcomes to treatment than patients with TDT and β0/β0 genotypes. Consequently, we are seeking conditional approval in the EU, and we expect to seek FDA approval in the United States, of our LentiGlobin product candidate initially for the treatment of patients with TDT and non-β0/β0 genotypes. In order to support an application for FDA approval of our LentiGlobin product candidate in patients with TDT and β0/β0 genotypes, we initiated the HGB-212 study, but we do not know if or when our LentiGlobin product candidate may be commercially available to patients with all genotypes. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or regulatory approval of our product candidates.

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

In October 2018, we announced that the EMA accepted the submission of our MAA of our LentiGlobin product candidate for the treatment of adult and adolescent patients with TDT and non-β0/β0 genotypes. Whether our LentiGlobin product candidate is eligible for conditional approval will ultimately be determined at the discretion of the EMA and European Commission, and will be dependent upon the data available, which may not be sufficiently robust from a safety and/or efficacy perspective to support conditional approval. The EMA may require that we conduct additional or larger clinical trials before our LentiGlobin product candidate is eligible for approval. Even if conditional approval is obtained, the conditions to be imposed on us under this program are unknown and will be imposed at the time of any such conditional approval.

In general, the FDA requires the successful completion of two pivotal trials to support approval of a BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. If successful, we believe the results from our ongoing Northstar-2 study, together with data from our Northstar study and ongoing HGB-205 study, could be sufficient to form the basis for a BLA submission for our LentiGlobin product candidate to treat adult and adolescent patients with TDT and non-β0/β0 genotypes. In addition, if successful, we believe the results from our Northstar-3 study, together with data from our Northstar study and ongoing Northstar-2 study, could be sufficient to form the basis for a BLA supplement submission for our LentiGlobin product candidate to treat patients with TDT and β0/β0 genotypes. However, it should be noted that our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. Depending on the outcome of these ongoing clinical studies, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval for a BLA for our LentiGlobin product candidate for the treatment of TDT.

Based on our discussions with the FDA and EMA, we believe that we may be able to seek approval for our Lenti-D product candidate for the treatment of patients with CALD on the basis of the clinical data from our ongoing Starbeam study, and the ongoing ALD-103 observational study. Our regulatory submission plans are contingent upon our Lenti-D product candidate demonstrating sufficient efficacy and safety in the Starbeam study. Whether our Lenti-D product candidate is eligible for approval will ultimately be determined at the discretion of the FDA and EMA, and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support approval. Depending on the outcome of our ongoing studies, the FDA in the United States and EMA and European Commission in the EU may require that we conduct additional or larger clinical trials before our Lenti-D product candidate is eligible for approval.

In the development of our LentiGlobin product candidate for the treatment of patients with SCD, we are exploring efficacy endpoints based on βA-T87Q expression and total hemoglobin, and the relationship such endpoints have with clinical outcomes. Our development plans in the United States are contingent upon our LentiGlobin product candidate demonstrating sufficient efficacy and safety in the ongoing HGB-206 study and planned HGB-210 study. Whether our LentiGlobin product candidate is eligible for approval will ultimately be determined at the discretion of the FDA and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support approval. For instance, the FDA may not accept βA-T87Q expression and total hemoglobin as surrogate endpoints for other SCD clinical outcomes such as frequency of vaso-occlusive events. Depending on the outcome of our ongoing and planned studies, the FDA may require that we conduct additional or larger clinical trials before our LentiGlobin product candidate is eligible for approval for the treatment of patients with SCD. In addition, we are engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin in SCD in Europe, and we cannot be certain that our HGB-206 study and planned HGB-210 study will be sufficient to form the basis for an initial MAA submission in Europe for the treatment of patients with SCD.

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

Furthermore, identifying and qualifying patients to participate in clinical studies of our product candidates is critical to our success. The timing of our clinical studies depends on the speed at which we can recruit eligible patients to participate in testing our product candidates. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical studies in a timely manner. The conditions for which we plan to evaluate our current product candidates in severe genetic diseases are rare disorders with limited patient pools from which to draw for clinical studies. The eligibility criteria of our clinical studies will further limit the pool of available study participants, and the process of finding and diagnosing patients may prove costly. Patients may be unwilling to participate in our studies because of negative publicity from adverse events in the biotechnology or gene therapy industries or for other reasons, including competitive clinical studies for similar patient populations. We have experienced delays in some of our clinical studies in the past, and we may experience similar delays in the future.

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

Treatment with our gene therapy product candidates involves chemotherapy and myeloablative treatments, which can cause side effects or adverse events that are unrelated to our product candidates, but may still impact the perception of the potential benefits of our product candidates and the success of our clinical studies. Additionally, our product candidates could potentially cause other adverse events that have not yet been predicted. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using, or the progression of their disease. As described above, any of these events could prevent us from achieving or maintaining market acceptance of our product candidates and impair our ability to commercialize our products.

In previous clinical studies involving viral vectors for gene therapy, some subjects experienced serious adverse events, including the development of leukemia due to vector-related insertional oncogenesis.  If our vectors demonstrate a similar effect, we may be required to halt or delay further clinical development of our product candidates.

A significant risk in any gene therapy product based on viral vectors is that the vector will insert in or near cancer-causing oncogenes leading to uncontrolled clonal proliferation of mature cancer cells in the patient.  In published studies, lentiviral vectors have demonstrated an improved safety profile over gamma-retroviral vectors used in early gene therapy studies, with no disclosed events of gene therapy-related adverse events, which we believe is due to a number of factors including the tendency of these vectors to integrate within genes rather than in areas that control gene expression, as well as their lack of strong viral enhancers. However, it should be noted that in a phase 1/2 study of HPV569, which utilized an earlier generation lentiviral vector of our LentiGlobin vector, we initially observed in one subject that a disproportionate number of the cells expressing our functional gene had the same insertion site. Tests showed that this partial clonal dominance contained an insertion of the functional gene in the HMGA2 gene that persisted for a period of two to three years. Although there was some initial concern that the observed clonal dominance might represent a pre-leukemic event, there have been no adverse clinical consequences of this event, or any signs of cancer, in over seven years since the observation was made. The presence of the HMGA2 clone has steadily declined in this subject over time to the point that it is no longer the most common clone observed in this subject.

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

Patients receiving T cell-based immunotherapies such as our oncology product candidates bb2121 and bb21217, may experience serious adverse events, including neurotoxicity and cytokine release syndrome. If our product candidates are revealed to have high and unacceptable severity and/or prevalence of side effects or unexpected characteristics, their clinical development, regulatory approval, and commercial potential will be negatively impacted, which will significantly harm our business, financial condition and prospects.

The bb2121 and bb21217 product candidates are chimeric antigen receptor, or CAR, T cell-based immunotherapies. In previous and ongoing clinical studies involving CAR T cell products, including those involving the bb2121 and bb21217 product candidates, patients experienced side effects such as neurotoxicity and cytokine release syndrome.  There have been life threatening events related to severe neurotoxicity and cytokine release syndrome, requiring intense medical intervention such as intubation or pressor support, and in several cases, resulted in death. Severe neurotoxicity is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures, or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. In some cases, severe neurotoxicity was thought to be associated with the use of certain lymphodepletion regimens used prior to the administration of the CAR T cell products. Cytokine release syndrome is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills, low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant vasopressor support. The exact cause or causes of cytokine release syndrome and severe neurotoxicity in connection with treatment of CAR T cell products is not fully understood at this time. In addition, patients have experienced other adverse events in these studies, such as a reduction in the number of blood cells (in the form of neutropenia, thrombocytopenia, anemia or other cytopenias), febrile neutropenia, chemical laboratory abnormalities (including elevated liver enzymes), and renal failure.

Undesirable side effects caused by the bb2121 or bb21217 product candidate, other CAR T product candidates targeting BCMA, or our other T cell-based immunotherapy product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. In some cases, side effects such as neurotoxicity or cytokine release syndrome has resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell-based immunotherapies are not normally encountered in the general patient population and by medical personnel. Medical personnel may need additional training regarding T cell-based immunotherapy product candidates to understand their side effects. Inadequate training in recognizing or failure to effectively manage the potential side effects of T cell-based immunotherapy product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Negotiations for the United Kingdom’s exit from the EU, or Brexit, has caused political and economic uncertainty, including in the regulatory framework applicable to our operations and potential products, and this uncertainty may persist for years. Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. For instance, preparations for Brexit has resulted in the decision to move the EMA from the United Kingdom to the Netherlands, with operations currently scheduled to begin in the Netherlands by March 2019. This transition may cause disruption or delays in granting clinical trial authorization or opinions for marketing authorization, disruption of importation and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations.

The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom.  It is possible that there will be increased regulatory complexities which can disrupt the timing of our clinical trials and regulatory approvals.  In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenues and achieve and sustain profitability.  In particular, we cannot predict whether, or the extent to which, Brexit will affect the timing for the potential commercial launch of our LentiGlobin product candidate in Europe in 2019.

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

Risks related to our reliance on third parties

We expect to rely on third parties to conduct some or all aspects of our lentiviral vector production, drug product manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We do not expect to independently conduct all aspects of our lentiviral vector production, drug product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to these items. In some cases these third parties are academic, research or similar institutions that may not apply the same quality control protocols utilized in certain commercial settings.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical studies are conducted in accordance with the study plan and protocols, and that our lentiviral vectors and drug products are manufactured in accordance with GMP as applied in the relevant jurisdictions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our lentiviral vectors and drug products in accordance with GMP, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND, MAA and BLA submissions and approval of our product candidates. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us at any time. If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.

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

We may be forced to manufacture lentiviral vector and drug product candidates ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture our lentiviral vector or drug product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Any of these events could lead to clinical study delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

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

These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenues.

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

In addition, we have exclusively licensed to Celgene the right to develop and commercialize the bb21217 product candidate, and we retain an option to co-develop and co-promote bb21217 in the United States under our license agreement with Celgene. With respect to bb21217, we are responsible for completing the ongoing CRB-402 study, but Celgene is responsible for further clinical development and commercialization costs, unless we choose to exercise our option to co-develop and co-promote bb21217 in the United States. If we exercise our option to co-develop and co-promote bb21217 in the United States, we and Celgene will share the obligation to develop and commercialize bb21217 in the United States, and we will be solely dependent on Celgene to develop and commercialize bb21217 outside of the United States.

In our partnership with Celgene, Celgene is obligated to use commercially reasonable efforts to develop and commercialize bb2121 and bb21217. Celgene may determine however, that it is commercially reasonable to de-prioritize or discontinue the development of bb2121 and bb21217. These outcomes may occur for many reasons, including internal business reasons (including due to the existence of other Celgene programs that are potentially competitive with bb2121 and bb21217), results from clinical trials or because of unfavorable regulatory feedback. Further, on review of the safety and efficacy data, the FDA may impose requirements on the clinical trial program that render such a program commercially nonviable. In addition, under our agreements with Celgene, Celgene has certain decision-making rights in determining the development and commercialization plans and activities for that product candidate. We may disagree with Celgene about the development strategy it employs, but we will have limited rights to impose our development strategy on Celgene. Similarly, Celgene may decide to seek regulatory approval for, and limit commercialization of, bb2121 or bb21217 to narrower indications than we would pursue. More broadly, if Celgene elects to discontinue the development of bb2121 or bb21217, we may be unable to advance the product candidate ourselves. We would also be prevented from developing or commercializing another CAR T cell-based product candidate that targets BCMA outside of our collaboration with Celgene.

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

•

Celgene may develop and commercialize, either alone or with others, products that are similar to or competitive with bb2121, bb21217 and other product candidates that are the subject of its collaboration with us. For example, Celgene is currently commercializing certain of its existing products, including lenalidomide and pomalidomide, for certain patients with relapsed and refractory multiple myeloma and is also developing JCAR-H125, another CAR-T product candidate targeting BCMA that it obtained through its acquisition of Juno Therapeutics, Inc. in March 2018.

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

Celgene may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or other change in control, which could divert the attention of its management and adversely affect Celgene's ability to retain and motivate key personnel who are important to the continued development of the programs under the strategic partnership with us. In addition, the third-party to any such transaction could determine to reprioritize Celgene's development programs such that Celgene ceases to diligently pursue the development of our programs and/or cause the respective collaboration with us to terminate. In January 2019, Celgene announced that it has entered into a definitive merger agreement under which Bristol-Myers Squibb Company, or BMS, will acquire Celgene, and that the transaction is expected to be completed in the third quarter of 2019. The acquisition of Celgene by BMS may result in organizational and personnel changes, shifts in business focus or other developments that may have a material adverse effect on our collaboration with Celgene. There is no guarantee that BMS will place the same emphasis on the collaboration or on the development and commercialization of the bb2121 or bb21217 product candidates.

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

We are a clinical-stage biotechnology company, and we have incurred net losses in each year since our inception in 1992, including net losses of $555.6 million for the year ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $1.5 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We do not expect to generate any product revenues until the second half of 2019, assuming we receive marketing approval for LentiGlobin in the EU. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets. In addition, to the extent payment for our products is subject to outcomes-based arrangements, our future cash collection and revenues from product sales will be at risk.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of our product candidates, including the bb2121 product candidate that we are co-developing with Celgene;
•

establish capabilities to support our planned commercialization efforts, including establishing a sales, marketing and distribution infrastructure in the United States and Europe, and commercialize any products for which we may obtain marketing approval;

•	obtain, build and expand manufacturing capacity, including capacity at third-party manufacturers and our own manufacturing facility;
•	initiate additional research, preclinical, clinical or other programs as we seek to identify and validate additional product candidates;
•	acquire or in-license other product candidates and technologies;
•	maintain, protect and expand our intellectual property portfolio;
•	attract and retain skilled personnel; and
•	experience any delays or encounter issues with any of the above.

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

Our ability to generate revenues and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory, pricing and reimbursement approvals necessary to commercialize our product candidates. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing research and preclinical and clinical development of our product candidates;
•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical studies;
•	developing a sustainable, commercial-scale, reproducible, and transferable manufacturing process for our vectors and product candidates;
•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products and services to support clinical development and commercial demand for our product candidates, if approved;

•

launching and commercializing product candidates for which we obtain regulatory and marketing approval, either by collaborating with a partner or, if launched independently, by establishing a field-based team, marketing and distribution infrastructure;

•	obtaining sufficient pricing and reimbursement for our product candidates from private and governmental payors;
•	obtaining market acceptance and adoption of our product candidates and gene therapy as a viable treatment option;
•	addressing any competing technological and market developments;
•	identifying and validating new product candidates;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; and
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how.

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

As of December 31, 2018, our cash, cash equivalents and marketable securities were $1.9 billion. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current planned operations into 2022. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

Risks related to commercialization of our product candidates

We rely on a complex supply chain for our product candidates. The manufacture and delivery of our engineered autologous gene therapy product presents significant challenges for us, and we may not be able to produce our vector and products at the quality, quantities, locations or timing needed to support commercialization.

In order to develop our product candidates, apply for regulatory approvals and commercialize our products if approved, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties to manufacture the vector and the drug product candidate that we require for any clinical trials that we initiate. Although we intend to rely on a mix of internal and third-party manufacturers to support our planned commercialization efforts, we are still in the process of building out our internal capacity and have not secured commercial-scale manufacturing capacity in all of the regions where we intend to commercialize our potential products. By building our own internal manufacturing facility, we have incurred substantial expenditures and expect to incur significant additional expenditures in the future. In addition, there are many risks inherent in the construction of a new facility that could result in delays and additional costs, including the need to obtain access to necessary equipment and third-party technology, if any. Also, we have had to, and will continue to, hire and train qualified employees to staff our manufacturing facility. We may not be able to timely or successfully build out or internal capacity or negotiate binding agreements at commercially reasonable terms with third-party manufacturers.

The manufacture of our lentiviral vector and drug product candidates is complex and requires significant expertise. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot make any assurances that these problems will not occur in the future, or that we will be able to resolve or address problems that occur in a timely manner or with available funds. Furthermore, our cost of goods development is at an early stage. The actual cost to manufacture our lentiviral vector and drug product candidates could be greater than we expect and could materially and adversely affect the commercial viability of our product candidates. If we or such third-party manufacturers are unable to produce the necessary quantities of lentiviral vector and our product candidates, or in compliance with GMP or other pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and sales of our products, if approved, may be materially harmed. Furthermore, if we or our third-party manufacturers are unable to produce the necessary quantities of viral vectors or our product candidates in quantities, quality requirements, or within the time frames that we need to support our commercialization activities, it may result in delays in our development plans or increased capital expenditures.

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

Additionally, since the HSCs and T cells have a limited window of stability following procurement from the subject, we must establish transduction facilities in the regions where we wish to commercialize our product. Currently, we rely on third-party contract manufacturers in the United States and Europe to produce our product candidates for our clinical studies. Since a portion of our target patient populations will be outside the United States and Europe, we will need to establish additional transduction facilities that can replicate our transduction process in order to address those patient populations. Establishment of such facilities may be financially impractical or impeded by technical, quality, or regulatory issues related to these new sites and we may also run into technical or scientific issues related to transfer of our transduction process or other developmental issues that we may be unable to resolve in a timely manner or with available funds.

Our commercial plan is to engage apheresis centers in our key launch regions as qualified treatment centers for the collection of patient HSCs and infusion of the drug product once manufactured. To ensure that the qualified treatment centers are prepared to collect patient HSCs and to ship them to our transduction facilities in accordance with our specifications and regulatory requirements, we plan to train and conduct quality certifications of each center as part of engagement. We intend for these qualified treatment centers to be the first and last points on our complex supply chain to reach patients in the commercial setting. We may not be able engage qualified treatment centers in all of the regions in our commercial launch strategy, or we may encounter other challenges or delays in engaging qualified treatment centers. We may fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the product candidate back to the patient. Logistical and shipment delays and problems caused by us, our vendors other factors not in our control, such as weather, could prevent or delay the delivery of products to patients. If our qualified treatment centers fail to perform satisfactorily, we may suffer reputational, operational, and business harm.  We anticipate having to maintain a complex chain of identity and chain of custody with respect to patient material as it moves through the manufacturing process, from the qualified treatment center to the transduction facility, and back to the patient. Failure to maintain chain of identity and chain of custody could adverse patient outcomes, loss of product or regulatory action.

Although we are continuing to build out our field team, we have no sales or distribution experience and only early capabilities for marketing and market access, and expect to invest significant financial and management resources to establish these capabilities. If we are unable to establish sales and distribution capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues.

Although we are continuing to build out our field team in anticipation of our potential first commercial launch in Europe in 2019, we have no sales or distribution experience and only early capabilities for marketing and market access. To successfully commercialize any products that may result from our development programs, we will need to develop these capabilities in the United States, Europe and other regions, either on our own or with others. We may enter into collaborations with other entities to utilize their mature marketing and distribution capabilities, but we may be unable to enter into marketing agreements on favorable terms, if at all. If our future collaborative partners do not commit sufficient resources to commercialize our future products, if any, and we are unable to develop the necessary marketing capabilities on our own, we will be unable to generate sufficient product revenue to sustain our business. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without a significant internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates. If our competitors obtain orphan drug exclusivity for products that regulatory authorities determine constitute the same drug and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

We are engaged in gene therapy for severe genetic diseases and cancer, both of which are competitive and rapidly changing fields. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, manufacturing capabilities, experienced marketing and manufacturing organizations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than us. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors. For additional information regarding our competition, see “Item 1. Business—Competition” in our Annual Report.

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

In addition, although our product candidates have been granted orphan drug status by the FDA and EMA, there are limitations to the exclusivity. In the United States, the exclusivity period for orphan drugs is seven years, while pediatric exclusivity adds six months to any existing patents or exclusivity periods. In Europe, orphan drugs may be able to obtain 10 years of marketing exclusivity and up to an additional two years on the basis of qualifying pediatric studies. However, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria. Additionally, a marketing authorization holder may lose its orphan exclusivity if it consents to a second orphan drug application or cannot supply enough drug. Orphan drug exclusivity also can be lost when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. Generally, if a product candidate with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the exclusivity period for the applicable indication.

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

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of the product candidates may require significant resources and may never be successful. For instance, UniQure encountered challenges in commercializing Glybera, the first approved gene therapy in Europe, and did not seek renewal of Glybera’s marketing authorization in Europe when it expired in October 2017, due to forecasted patient demand and limited use since its approval in 2012. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors.

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

The insurance coverage and reimbursement status of newly-approved products is uncertain. Due to the novel nature of our technology and the potential for our product candidates to offer therapeutic benefit in a single administration, we face additional uncertainty related to pricing and reimbursement for our product candidates. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments, such as our gene therapy products. In addition, because our therapies represent new treatment approaches, the estimation of potential revenues will be complex. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products, including gene therapies that are potential one-time treatments. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. A number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. In addition, costs or difficulties with the reimbursement experienced by the initial gene therapies to receive marketing authorization may create an adverse environment for reimbursement of other gene therapies.

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

Furthermore, because our target patient populations are relatively small, the pricing and reimbursement of our product candidates, if approved, must be adequate to support our commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected. We have proposed novel payment models, including outcomes-based arrangements with payments over time, to assist with realizing the value and sharing the risk of a potential one-time treatment, such as our LentiGlobin product candidate. While we are engaged in discussions with potential payors, there is no assurance that any payors will adopt these payment models. Even with these payment models, there may be substantial resistance to the cost of our products by payors and the public generally. These payment models may not be sufficient for payors to grant coverage, and if we are unable to obtain adequate coverage for our products, the adoption of our products may be limited. In addition, to the extent reimbursement for our products is subject to outcomes-based arrangements, our future cash collection and revenues from product sales will be at risk. Moreover, the administration of our products require procedures for the collection of HSCs from the patient, followed by chemotherapy and myeloablative treatments, before infusion of the engineered cell therapy product. The manner and level at which reimbursement is provided for these services is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products. These factors could affect our ability to successfully commercialize our products and generate revenues, which would adversely impact our business, financial condition, results of operations and prospects.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer  50% (70% commencing  January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Since January 2017, the Trump administration has signed two Executive Orders designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. One Executive Order directs federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017.  Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the Affordable Care Act marketplace, providers, and potentially our business, are not yet known.

In July 2018, the CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act-qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS has recently published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the Affordable Care Act are invalid as well.  While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

Since its enactment, some of the provisions of the Affordable Care Act have yet to be fully implemented, while certain provisions have been subject to judicial, congressional, or executive challenges. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the Affordable Care Act. The U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year or pay a penalty, which is commonly known as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate has been eliminated effective January 1, 2019. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amends the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2025 unless Congress takes additional action. These reductions were extended through 2027 under the BBA. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

If the market opportunities for our product candidates are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.

We focus our research and product development on treatments for severe genetic diseases and cancer. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. For instance, because newborn screening for CALD is not widely adopted, and it can be difficult to diagnose CALD in the absence of a genetic screen, we may have difficulty finding patients who are would benefit from treatment from our Lenti-D product candidate. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we are initially seeking approval of our LentiGlobin product candidate for the treatment of patients with TDT and non-β0/β0 genotypes. We do not have any assurance whether or when the LentiGlobin product candidate may be commercially available to patients with all genotypes of TDT.

Even if we obtain significant market share for our product candidates within an approved indication, because the potential target populations for our product candidates are small, we may never achieve profitability without obtaining regulatory approval for additional indications. For instance, in the field of cancer, the FDA often approves new therapies initially only for use in patients with relapsed or refractory advanced disease. We expect to initially seek approval of our T cell-based product candidates in cancer in this context. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

Any of these factors may negatively affect our ability to generate revenues from sales of our product and our ability to achieve and maintain profitability, and as a consequence, our business may suffer.

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

Public perception may be influenced by claims that gene therapy, including gene editing technologies, is unsafe or unethical, and research activities and adverse events in the field, even if not ultimately attributable to us our or our product candidates could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any products we may develop.

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

As we evolve from a U.S.-based company primarily involved in discovery, pre-clinical research and clinical development into a company that develops and commercializes multiple drugs with an international presence, we will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

We filed our first application for marketing authorization in 2018 and are preparing for a potential commercial launch in 2019, which we hope will be the first of a sequence of marketing approvals and commercial launches for multiple products across multiple geographies. As we advance multiple product candidates through late-stage clinical research and plan submissions for marketing authorizations, we are expanding our operations in the United States and Europe. We grew our workforce significantly during 2017 and 2018, and as of December 31, 2018, we had 745 full-time employees. As we pursue our development and commercialization strategy, we expect to expand our full-time employee base and to hire more consultants and contractors in the United States and Europe. This expected growth may place a strain on our administrative and operational infrastructure. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties, reputational harm, and diminished profits and future earnings.

In the United States, the research, manufacturing, distribution, sale, and promotion of drugs and biologic products are subject to regulation by various federal, state, and local authorities in addition to FDA, including CMS, other divisions of the HHS, (e.g., the Office of Inspector General), the United States Department of Justice offices of the United States Attorney, the Federal Trade Commission and state and local governments. Our operations are directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations and equivalent provisions in other countries. These laws apply to, among other things, our proposed sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business.

State and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the United States Congress continues to strengthen the arsenal of enforcement tools. Most recently, the Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti-Kickback Statute. Enforcement agencies also continue to pursue novel theories of liability under these laws. In particular, government agencies have recently increased regulatory scrutiny and enforcement activity with respect to programs supported or sponsored by pharmaceutical companies, including reimbursement and co-pay support, funding of independent charitable foundations and other programs that offer benefits for patients. Several investigations into these programs have resulted in significant civil and criminal settlements.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert the attention of our management from operating our business.

In the EU, interactions between pharmaceutical companies, healthcare professionals, and patients are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU member states. The provision of benefits or advantages to healthcare professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. Also, direct-to-consumer advertising of prescription-only medicinal products is prohibited at the EU level and in the individual member states. In addition, the UK Bribery Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs, which could have implications for our interactions with physicians both in and outside of the UK. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

EU member states, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. In the EU, the collection and use of personal health data is currently governed by the provisions of the General Data Protection Regulation, or the GDPR. The GDPR, together with the national legislation of the individual EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals for the consent to be considered valid, the transfer of personal data out of the European Economic Area, security breach notifications, the use of third-party processors in connection with the processing of the personal data, confidentiality of the personal data, as well as substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the EU. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any activities falling within the scope of the GDPR.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our gene therapy and gene editing platforms.  Our research programs, including our oncology research programs, may fail to identify other potential product candidates for clinical development for a number of reasons. We may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval.

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

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and the diseases our product candidates are being developed to treat. We intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations, or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our investigational products. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website, or a risk that a post on a social networking website by any of our employees may be construed as inappropriate promotion. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.

Our computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product candidates’ development programs and have a material adverse effect on our reputation, business, financial condition or results of operations.

Our computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants may fail and are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The size and complexity of our information technology systems, and those of our collaborators, service providers, contractors and consultants, and the large amounts of information stored on those systems make those systems vulnerable to service interruptions, security breaches, or other failures, resulting from inadvertent or intentional actions by our employees or those of third-party business partners, or from cyber-attacks by malicious third parties. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. If we experience a material system failure, accident or security breach that causes interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. We also rely on third-party service providers for aspects of our internal control over financial reporting and such service providers may experience a material system failure or fail to carry out their obligations in other respects, which may impact our ability to produce accurate and timely financial statements, thus harming our operating results, our ability to operate our business, and our investors’ view of us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to material failures, security breaches, cyberattacks and other related breaches.

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

Presently we have rights to the intellectual property, through licenses from third parties and under patents that we own, to develop our product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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
•

failure to successfully manage the commercial launch of our product candidates following regulatory approval, including failure to manage our supply chain operations in the coordination and delivery of drug product to patients at qualified treatment centers;

•	failure to obtain sufficient pricing and reimbursement for our product candidates from private and governmental payors;
•	failure to obtain market acceptance and adoption of our product;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Cambridge, Massachusetts.  Our current leased facility encompasses approximately 253,108 square feet of office and laboratory space, located at 60 Binney Street, Cambridge, Massachusetts. The lease commenced on October 1, 2016 and will continue until March 31, 2027. We have the option to extend the 60 Binney Street lease for two successive five-year terms. We also lease approximately 7,800 square feet of office and laboratory space in Seattle, Washington. We entered into a new lease agreement for 36,000 square feet of office and laboratory space in Seattle, Washington in July 2018, with the anticipated move-in date in mid-2019. The new lease will continue for approximately 8 years following the commencement date of the lease in January 2019.  In November 2017, we purchased a 125,000 square foot manufacturing facility located in Durham, North Carolina to provide manufacturing capacity for lentiviral vector in support of our current and planned gene and cell therapies.  We also lease office space in Zug, Switzerland, the location of our European headquarters, and entered into a new lease agreement in September 2018 for 1,136 square meters of office space. The new Zug lease will continue for 60 months with the option to renew for 2 successive 60 month terms. We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2018, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. We believe no governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the Nasdaq Global Select Market under the symbol “BLUE.”  On February 15, 2019, the last reported sale price for our common stock on the Nasdaq Global Select Market was $137.03 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 19, 2013 (the date of our initial public offering) and December 31, 2018, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 19, 2013 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 19, 2013 of $26.91 per share as the initial value of our common stock and not the initial offering price to the public of $17.00 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Holders

As of February 15, 2019, there were approximately 8 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

We derived the consolidated financial data for the years ended December 31, 2018, 2017 and 2016 and as of December 31, 2018 and 2017 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2015 and 2014 and as of December 31, 2016, 2015 and 2014 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K.  Historical results are not necessarily indicative of the results to be expected in future periods.

	Year ended December 31,
	2018 (1)	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue:
Collaboration revenue	$52,353	$22,207	$6,155	$14,079	$25,031
License and royalty revenue	2,226	13,220	—	—	390
Total revenues	54,579	35,427	6,155	14,079	25,421
Operating expenses:
Research and development	448,589	273,040	204,775	134,038	62,574
General and administrative	174,129	93,550	65,119	46,209	23,227
Cost of license and royalty revenue	885	1,527	—	—	—
Change in fair value of contingent consideration	2,999	(525)	4,091	2,869	246
Total operating expenses	626,602	367,592	273,985	183,116	86,047
Loss from operations	(572,023)	(332,165)	(267,830)	(169,037)	(60,626)
Interest income (expense), net	14,624	(2,001)	3,782	1,591	290
Other income (expense), net	1,961	(1,267)	(71)	723	(170)
Income tax benefit (expense)	(187)	(210)	612	(60)	11,797
Net loss	$(555,625)	$(335,643)	$(263,507)	$(166,783)	$(48,709)
Net loss per share - basic and diluted	$(10.68)	$(7.71)	$(7.07)	$(4.81)	$(1.83)
Weighted-average number of common shares used in net loss per share - basic and diluted	52,032	43,535	37,284	34,669	26,546

(1)

Effective January 1, 2018, we adopted Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“Topic 606”). For further information regarding the adoption of Topic 606 and the impact on our consolidated financial statements, refer to Note 2, “Summary of significant accounting policies and basis of presentation”, to the accompanying consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents and marketable securities	$1,891,427	$1,614,302	$884,830	$865,763	$492,003
Total assets	2,242,844	1,900,567	1,118,122	1,002,337	556,739
Total current liabilities	146,431	95,612	74,533	40,368	42,978
Financing lease obligation, net of current portion	153,319	154,749	120,140	61,901	—
Other long-term obligations	58,024	26,774	54,009	49,572	22,504
Total stockholders' equity	$1,885,070	$1,623,432	$869,440	$850,496	$491,257

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

Overview

We are a clinical-stage biotechnology company committed to developing potentially transformative gene therapies for severe genetic diseases and cancer. With our lentiviral-based gene therapy and gene editing capabilities, we have built an integrated product platform with broad therapeutic potential in a variety of indications. We believe that gene therapy for severe genetic diseases has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our clinical programs in severe genetic diseases include our LentiGlobin® product candidate as a treatment for each of transfusion-dependent β-thalassemia, or TDT, and severe sickle cell disease, or SCD, and our Lenti-D™ product candidate as a treatment for cerebral adrenoleukodystrophy, or CALD, a rare hereditary neurological disorder. Our programs in oncology are built upon our leadership in lentiviral gene delivery and T cell engineering, with a focus on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. bb2121 and bb21217, our product candidates in oncology, are CAR T cell product candidates for the treatment of multiple myeloma.

In October 2018, we announced that the European Medicines Agency, or EMA, has accepted for review our marketing authorization application, or MAA, of our LentiGlobin product candidate for the treatment of adult and adolescent patients with TDT and non-β0/β0 genotypes. We expect to launch LentiGlobin in Europe and begin to generate product revenues, if we receive conditional approval, in 2019. We plan to file a biologics license application, or BLA, in the United States in 2019 for the use of LentiGlobin in the treatment of adult and adolescent patients with TDT and non-β0/β0 genotypes. We are also engaged with the U.S. Food and Drug Administration, or FDA, and the EMA in discussions regarding our proposed development plans for LentiGlobin in SCD, with a potential first submission for regulatory approval in 2022.

If our Lenti-D product candidate shows a sufficiently compelling treatment effect, and pending further discussion with regulatory authorities, the results from our Starbeam study could potentially form the basis of a Biologics License Application, or BLA, and a Marketing Authorization Application, or MAA, submission in the United States and European Union, respectively. We anticipate a potential first submission for regulatory approval of our Lenti-D product candidate for the treatment of patients with CALD in 2019.

In collaboration with Celgene Corporation, or Celgene, we are developing our bb2121 and bb21217 product candidates in multiple myeloma, a hematologic malignancy that develops in the bone marrow and is fatal if untreated. We are co-developing and co-promoting the bb2121 product candidate in the United States with Celgene and we have exclusively licensed to Celgene the development and commercialization rights for the bb2121 product candidate outside of the United States. We and Celgene anticipate the first potential approval of the bb2121 product candidate for the treatment of relapsed and refractory multiple myeloma in 2020. We have exclusively licensed the development and commercialization rights for the bb21217 product candidate to Celgene, with an option for us to elect to co-develop and co-promote bb21217 within the United States.

As of December 31, 2018, we had cash, cash equivalents and marketable securities of approximately $1.9 billion. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current planned operations into 2022.

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

We have never been profitable and have incurred net losses in each year since inception. Our net losses were $555.6 million for the year ended December 31, 2018 and our accumulated deficit was $1.5 billion as of December 31, 2018. Substantially all our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•

conduct clinical studies for our LentiGlobin and Lenti-D product candidates, as well as to fund our share of the costs of clinical studies for the bb2121 and bb21217 product candidates partnered with Celgene;

•	increase research and development-related activities for the discovery and development of oncology product candidates;
•	continue our research and development efforts internally and through our collaborations with external partners, such as with Regeneron;
•	manufacture clinical study materials and establish the infrastructure necessary to support and develop large-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates;
•	add personnel to support our product development and commercialization efforts; and
•	increase activities leading up to the potential commercial launch of our LentiGlobin and Lenti-D product candidates.

We do not expect to generate any product revenues until the second half of 2019, assuming we receive marketing approval for LentiGlobin. While we are in the process of building out our internal lentiviral vector manufacturing capacity, currently all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we seek to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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

To date, our collaboration revenue has been primarily generated from our collaboration arrangement with Celgene Corporation (“Celgene”), which was originally entered into in March 2013 and was subsequently amended in June 2015, as further described in Note 10, “Collaborative arrangements”.  The terms of the arrangement with respect to bb2121 contain multiple promised goods or services, which include: (i) research and development services, (ii) a license to bb2121, and (iii) manufacture of vectors and associated payload for incorporation into bb2121 under the license.  As of September 2017, the Celgene collaboration also included the following promised goods or services with respect to bb21217: (i) research and development services, (ii) a license to bb21217, and (iii) manufacture of vectors and associated payload for incorporation into bb21217 under the license.  In March 2018, we entered into an agreement with Celgene to co-develop and co-promote bb2121 in which both parties will share equally in U.S. costs and profits.

In August 2018, we entered in a collaboration arrangement with Regeneron Pharmaceuticals, Inc (“Regeneron”). We began recognizing collaboration revenue under this arrangement in the fourth quarter of 2018.

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

Please refer to Note 2, “Summary of significant accounting policies and basis of presentation” in the Notes to Consolidated Financial Statements, for further information for further discussion of our accounting policies.

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

•	costs associated with our research platform and preclinical activities;
•	milestones and upfront license payments;
•	costs associated with our regulatory, quality assurance and quality control operations; and
•	amortization of intangible assets.

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

We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our Lenti-D, LentiGlobin, bb2121, and bb21217 product candidates, conduct research and development activities in oncology, including under our strategic collaborations with Celgene and Regeneron, and continue the research and development of product candidates using our gene editing technology platform. Our research and development expenses include expenses associated with the following activities:

•

Northstar-2 Study (HGB-207) – a multi-site, international phase 3 study to examine the safety and efficacy of our LentiGlobin product candidate in the treatment of patients with TDT and a non-β0/β0 genotype.

•

Northstar-3 Study (HGB-212) – a multi-site, international phase 3 study to examine the safety and efficacy of our LentiGlobin product candidate in the treatment of patients with TDT and a β0/β0 genotype or an IVS-I-110 mutation.

•	HGB-205 study – a single-center phase 1/2 study in France to study the safety and efficacy of our LentiGlobin product candidate in the treatment of subjects with TDT and of patients with SCD.

•	HGB-206 study – a multi-site phase 1/2 study in the United States to study the safety and efficacy of our LentiGlobin product candidate in the treatment of patients with SCD.
•	Our planned HGB-210 study – our planned multi-site, international phase 3 study of patients with SCD and a history of vaso-occlusive events. We plan to initiate this study in 2019.
•	Starbeam Study (ALD-102) – a multi-site, international phase 2/3 study to examine the safety and efficacy of our Lenti-D product candidate in the treatment of patients with CALD.
•	Our planned ALD-104 study – our planned multi-site phase 3 study to examine the safety and efficacy of our Lenti-D product candidate in the treatment of patients with CALD.
•

CRB-401 study – an open label, single-arm, multi-center, phase 1 study to examine the safety and efficacy of the bb2121 product candidate in the treatment of patients with relapsed and refractory multiple myeloma.

•

CRB-402 study – an open label, single-arm, multicenter, phase 1 study to examine the safety and efficacy of the bb21217 product candidate in the treatment of patients with relapsed and refractory multiple myeloma.

•

Additional planned clinical studies for the development of bb2121, including: KarMMa-2 (MM-002), the planned multi-cohort, open-label, multicenter phase 2 study to examine the safety and efficacy of the bb2121 product candidate in the treatment of patients with relapsed and refractory multiple myeloma and in high-risk multiple myeloma; KarMMa-3 (MM-003), the planned multicenter, randomized, open-label phase 3 study comparing the efficacy and safety of the bb2121 product candidate versus standard triplet regimens in patients with relapsed and refractory multiple myeloma; and a planned multi-center phase 2 study to examine the safety and efficacy of the bb2121 product candidate in the treatment of patients with newly-diagnosed multiple myeloma.

•	We will continue to manufacture clinical study materials in support of our clinical studies.

From inception through December 31, 2018, we have incurred $1.2 billion in research and development expenses.  Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, license and milestone fees, and costs related to acquiring and manufacturing clinical study materials. We allocate salary and benefit costs directly related to specific programs. We do not allocate personnel-related discretionary bonus or stock-based compensation costs, costs associated with our general discovery platform improvements, depreciation or other indirect costs that are deployed across multiple projects under development and, as such, the costs are separately classified as other research and development expenses in the table below:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
LentiGlobin	$125,058	$85,710	$67,154
Lenti-D	38,244	16,223	18,612
bb2121	75,667	32,144	12,690
bb21217	15,624	7,402	—
Pre-clinical programs	50,115	40,167	32,771
Total direct research and development expense	304,708	181,646	131,227
Employee- and contractor-related expenses	35,697	23,698	17,047
Stock-based compensation expense	54,422	26,633	19,690
Platform-related expenses	18,187	15,414	15,359
Facility expenses	32,158	24,700	20,301
Other expenses	3,417	949	1,151
Total other research and development expenses	143,881	91,394	73,548
Total research and development expense	$448,589	$273,040	$204,775

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates on a global basis. Additionally, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

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

As of December 31, 2018, there are $120.0 million in future contingent cash payments, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $5.2 million as of December 31, 2018, all of which is classified as a non-current liability on our consolidated balance sheet.

Interest income (expense), net

Interest income (expense), net consists primarily of interest income earned on investments and interest expense on the financing obligation for our headquarters at 60 Binney Street in Cambridge, Massachusetts.

Other income (expense), net

Other income (expense), net consists primarily of unrealized gains on equity securities, gains and losses on the disposal of fixed assets, realized gains and losses on debt securities, and gains and losses on foreign currency transactions.

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

Revenue recognition

Revenue recognition

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective transition method. Under this method, we have recognized the cumulative effect of the adoption as an adjustment to the opening balance of accumulated deficit in the current period consolidated balance sheet.  We have not revised our consolidated financial statements for prior periods. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.

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

Once a contract is determined to be within the scope of Topic 606, we assess the goods or services promised within each contract and determine those that are performance obligations.  Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options.  We assess if these options provide a material right to the customer and if so, they are considered performance obligations.  The identification of material rights requires judgments related to the determination of the value of the underlying license relative to the option exercise price, including assumptions about technical feasibility and the probability of developing a candidate that would be subject to the option rights. The exercise of a material right is accounted for as a contract modification for accounting purposes.

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

If the consideration promised in a contract includes a variable amount, we estimate the amount of consideration to which we will be entitled in exchange for transferring the promised goods or services to a customer. We determine the amount of variable consideration by using the expected value method or the most likely amount method. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

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

Collaboration revenue

To date, collaboration revenue has been primarily generated from our collaboration arrangement with Celgene, which was originally entered into in March 2013 and was subsequently amended in June 2015, as further described in Note 10, “Collaborative arrangements”.  In August 2018, we entered into a collaboration arrangement with Regeneron, and began recognizing collaboration revenue under this arrangement in the fourth quarter of 2018.

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

	Impact of Topic 606 adoption on consolidated balance sheet as of January 1, 2018
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

	Impact of Topic 606 adoption on consolidated balance sheet as of December 31, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$18,602	$7,772	$10,830
Deferred revenue, net of current portion	$16,338	$3,094	$13,244
Accumulated deficit	$(1,498,808)	$(10,866)	$(1,487,942)

	Impact of Topic 606 adoption on consolidated statement of operations and comprehensive loss for the twelve months ended December 31, 2018
(in thousands, except per share data)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$52,353	$13,917	$38,436
Research and development expense	$448,589	$(4,592)	$453,181
Net loss	$(555,625)	$18,509	$(574,134)
Net loss per share - basic and diluted:	$(10.68)	$0.35	$(11.03)

	Impact of Topic 606 adoption on consolidated statement of cash flows for the twelve months ended December 31, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Net loss	$(555,625)	$18,509	$(574,134)
Changes in deferred revenue	$(41,872)	$(18,509)	$(23,363)

Financing lease obligation

Beginning in 2015 through construction completion in 2017, we recorded certain estimated construction costs incurred and reported to us by the landlord for our corporate headquarters building, located at 60 Binney Street in Cambridge, Massachusetts, as an asset and corresponding construction financing lease obligation on our consolidated balance sheets because we were deemed to be the owner of the building during the construction period for accounting purposes.  During construction, we periodically met with the landlord and its construction manager to review these estimates and observe construction progress before recording such amounts.  Upon completion of the construction of the building in the first quarter of 2017, we evaluated the lease and determined that it did not meet the criteria for “sale-leaseback” treatment. Accordingly, we are depreciating the building over 40 years and incurring interest expense in our consolidated statement of operations and comprehensive loss related to the financing lease obligation recorded on our consolidated balance sheet. Any costs incurred by us that have been reimbursed by the landlord or that qualify for reimbursement by the landlord are recorded as an asset and financing lease obligation. Any incremental costs incurred directly by us that do not qualify for reimbursement by the landlord are also capitalized. We began occupying our corporate headquarters building on March 27, 2017.

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

Stock-based compensation

We issue stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock units. We account for our stock-based awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values.  Prior to the adoption of Accounting Standards Update (“ASU”) No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”),  the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards.  After the adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis.

Our stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees, non-employees, and directors, with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to employees and non-employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable. We estimate the probability that certain performance criteria will be met and do not recognize compensation expense until it is probable that the performance-based vesting condition will be achieved.

We estimate the fair value of our stock-based awards to employees, non-employees, and directors, using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected volatility of our stock, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of company specific historical and implied volatility data, we based our estimate of expected volatility on the estimate and expected volatilities of a representative group of publicly traded companies. For these analyses, we select companies with comparable characteristics to ours including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We estimate the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option were based on the U.S. Treasury yield curve in effect during the period the options were granted.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Results of Operations

Comparison of the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration revenue	$52,353	$22,207	$30,146
License and royalty revenue	2,226	13,220	(10,994)
Total revenues	54,579	35,427	19,152
Operating expenses:
Research and development	448,589	273,040	175,549
General and administrative	174,129	93,550	80,579
Cost of license and royalty revenue	885	1,527	(642)
Change in fair value of contingent consideration	2,999	(525)	3,524
Total operating expenses	626,602	367,592	259,010
Loss from operations	(572,023)	(332,165)	239,858
Interest income (expense), net	14,624	(2,001)	(16,625)
Other income (expense), net	1,961	(1,267)	(3,228)
Loss before income taxes	(555,438)	(335,433)	220,005
Income tax expense	(187)	(210)	(23)
Net loss	$(555,625)	$(335,643)	$219,982

Revenue. Total revenue was $54.6 million for the year ended December 31, 2018, compared to $35.4 million for the year ended December 31, 2017. The increase of $19.2 million was primarily attributable to collaboration revenue recognized associated with the bb2121 license and manufacturing services under our agreement with Celgene, of which $13.9 million is attributable to differences resulting from the application of Topic 606 and ASC 605 to our arrangement with Celgene during the year ended December 31, 2018 and 2017, respectively, offset by a decrease in license and royalty revenue.

Research and development expenses. Research and development expenses were $448.6 million for the year ended December 31, 2018, compared to $273.0 million for the year ended December 31, 2017. The increase of $175.5 million was primarily attributable to the following:

•	$84.5 million of increased costs incurred for material production, laboratory expenses, and collaboration research;
•

$61.1 million of increased employee compensation, benefit, and other headcount related expenses, of which $27.8 million is stock based compensation expense, primarily due to an increase in headcount to support overall growth;

•	$17.8 million of increased facility related costs and professional and consulting fees;
•	$10.5 million of increased clinical trial-related costs to support the advancement of our clinical programs; and
•	$1.3 million of increased license and milestone fees (exclusive of any costs recorded in cost of license and royalty revenue) and increased grants and scholarships.

General and administrative expenses. General and administrative expenses were $174.1 million for the year ended December 31, 2018, compared to $93.6 million for the year ended December 31, 2017. The increase of $80.6 million was primarily due to the following:

•	$47.4 million of increased employee compensation and benefits, inclusive of $29.8 million of increased stock-based compensation expense;
•	$10.1 million of increased commercial-related costs, primarily attributed to market research costs;
•	$14.6 million due to increased consultant and professional services expenses;
•	$5.7 million in other headcount related costs; and
•	$4.3 million of increased office expenses.

These increases were offset by decreased facility-related costs of $1.7 million.

Cost of license and royalty revenue. Cost of license and royalty revenue was $0.9 million for the year ended December 31, 2018, compared to $1.5 million for the year ended December 31, 2017.  The decrease is attributable to decreased license and royalty revenue in the same periods.

Change in fair value of contingent consideration. The change in fair value of contingent consideration is driven by changes in assumptions related to estimate milestone achievement dates or probabilities of achievement.

Interest income (expense), net. The change in interest income (expense), net was primarily related to increased interest income earned on investments due to the increase in investment in marketable securities, partially offset by interest expense on the 60 Binney financing obligation.

Other income (expense), net. Other income, net was $2.0 million for the year ended December 31, 2018, compared to other expense, net of $1.3 million for the year ended December 31, 2017. The change is primarily related to an unrealized gain recognized on equity securities as well as fluctuations in foreign currency exchange rates.

Comparison of the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016	Change
	(in thousands)
Revenue:
Collaboration revenue	$22,207	$6,155	$16,052
License and royalty revenue	13,220	—	13,220
Total revenues	35,427	6,155	29,272
Operating expenses:
Research and development	273,040	204,775	68,265
General and administrative	93,550	65,119	28,431
Cost of license and royalty revenue	1,527	—	1,527
Change in fair value of contingent consideration	(525)	4,091	(4,616)
Total operating expenses	367,592	273,985	93,607
Loss from operations	(332,165)	(267,830)	64,335
Interest (expense) income, net	(2,001)	3,782	5,783
Other expense, net	(1,267)	(71)	1,196
Loss before income taxes	(335,433)	(264,119)	71,314
Income tax (expense) benefit	(210)	612	822
Net loss	$(335,643)	$(263,507)	$72,136

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

General and administrative expenses. General and administrative expenses were $93.6 million for the year ended December 31, 2017, compared to $65.1 million for the year ended December 31, 2016. The increase of approximately $28.4 million was primarily due to an increase of $14.9 million in employee compensation and benefits, inclusive of $6.6 million increased stock-based compensation expense, $2.3 million in other headcount related costs, increased commercial-related costs of $8.6 million primarily attributed to market research costs, and increased facility-related costs of $2.1 million.

Cost of license and royalty revenue. Cost of license and royalty revenue was $1.5 million for the year ended December 31, 2017. The increase compared to the prior period is attributable to increased license and royalty revenue in the same periods.

Change in fair value of contingent consideration. The change in fair value of contingent consideration is driven by changes in assumptions related to estimated milestone achievement dates or probabilities of achievement.

Interest (expense) income, net. The increase in interest (expense) income, net was primarily related to interest expense on the 60 Binney financing obligation partially offset by interest income earned on investments.

Other expense, net. Other expense, net was $1.3 million for the year ended December 31, 2017, compared to $0.1 million for the year ended December 31, 2016. The increase was primarily related to a loss on the disposal of assets.

Liquidity and Capital Resources

As of December 31, 2018, we had cash, cash equivalents and marketable securities of approximately $1.9 billion. We expect cash, cash equivalents and marketable securities to fund planned operations into 2022. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2018, our funds are primarily held in U.S. Treasury securities, U.S. government agency securities, equity securities, certificates of deposit and money market accounts.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of December 31, 2018, we had an accumulated deficit of $1.5 billion. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

We have funded our operations principally from the sale of common stock in public offerings as outlined below, preferred stock and through the Celgene and Regeneron collaborations. Recent sources of equity financing include:

•

In June 2017, we sold 4.4 million shares of common stock (inclusive of 0.6 million shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $105.00 per share for aggregate net proceeds to us of $436.8 million.

•

In December 2017, we sold 3.2 million shares of common stock (excluding any shares sold by us pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $185.00 per share for aggregate net proceeds to us of $569.8 million.

•

In January 2018, we sold 0.3 million shares of common stock pursuant to the partial exercise of an overallotment option granted to the underwriters in connection with the December 2017 underwritten public offering at a price of $185.00 per share for aggregate net proceeds of $48.7 million.

•	In July 2018, we sold 3.9 million shares of common stock through an underwritten public offering at a price of $162.50 per share for aggregate net proceeds to us of $600.6 million.
•

In August 2018, we sold 0.4 million shares of common stock to Regeneron in connection with our collaboration arrangement at a price of $238.10 per share for aggregate net proceeds to us of $100.0 million, of which $45.5 million was attributed to a prepayment of joint research activities. See Note 10, “Collaborative Arrangements” in the Notes to Consolidated Financial Statements for more information.

Sources of Liquidity

Cash Flows

The following table summarizes our cash flow activity:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(413,426)	$(280,553)	$(189,647)
Net cash (used in) provided by investing activities	(679,435)	(316,630)	67,110
Net cash provided by financing activities	737,692	1,076,174	241,534
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(355,169)	$478,991	$118,997

Operating Activities. The net cash used in operating activities was $413.4 million for the year ended December 31, 2018 and primarily consisted of a net loss of $555.6 million adjusted for non-cash items including stock-based compensation of $110.8 million, depreciation and amortization of $17.2 million, offset by a net increase in operating assets and liabilities of $19.2 million. The increase in operating assets and liabilities is driven by an increase in prepaid expenses and other assets of $24.3 million primarily driven by upfront payments to contract manufacturing organizations and collaboration partners and a decrease in deferred revenue of $41.9 million, offset by an increase of $41.4 million in accounts payable, accrued expenses and other liabilities and an increase of $44.0 million in collaboration research advancement.

The net cash used in operating activities was $280.6 million for the year ended December 31, 2017 and primarily consisted of a net loss of $335.6 million adjusted for non-cash items including stock-based compensation of $53.3 million, depreciation and amortization of $13.5 million, offset by a net increase in operating assets and liabilities of $12.7 million. The increase in operating assets and liabilities is driven by an increase in prepaid expenses and other current assets of $20.1 million primarily driven by upfront payments to contract manufacturing organizations offset by an increase of $6.4 million in accounts payable, accrued expenses and other liabilities and an increase of $1.0 million in deferred revenue.

The net cash used in operating activities was $189.6 million for the year ended December 31, 2016 and primarily consisted of a net loss of $263.5 million adjusted for non-cash items including stock-based compensation of $39.8 million, depreciation and amortization of $9.6 million, offset by a net increase in operating assets and liabilities of $19.0 million. The increase in operating assets and liabilities is driven by an increase in prepaid expenses and other current assets of $14.3 million for upfront payments to contract manufacturing organizations offset by an increase of $28.7 million in accounts payable, accrued expenses and other liabilities related to an increase in manufacturing and clinical-trial related costs for our ongoing clinical and pre-clinical studies.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2018 was $679.4 million and was primarily due to the purchase of $1,518.0 million of marketable securities and the purchase of $55.7 million of property, plant and equipment offset by proceeds from the maturities of available-for-sale marketable securities of $894.3 million.

Net cash used in investing activities for the year ended December 31, 2017 was $316.6 million and was primarily due to the purchase of $686.2 million of available-for-sale marketable securities and the purchase of $62.2 million of property, plant and equipment offset by proceeds from the maturities of available-for-sale marketable securities of $431.8 million.

Net cash provided by investing activities for the year ended December 31, 2016 was $67.1 million and was primarily due to proceeds from the maturities of available-for-sale marketable securities of $443.4 million offset by the purchase of $348.2 million of available-for-sale marketable securities.

Financing Activities: Net cash provided by financing activities for the year ended December 31, 2018 was $737.7 million and was primarily due to net cash proceeds from our January 2018 and July 2018 common stock offerings, as well as our issuance of common stock to Regeneron.

Net cash provided by financing activities for the year ended December 31, 2017 was $1.1 billion and was primarily due to net cash proceeds from our June 2017 and December 2017 common stock offerings.

Net cash provided by financing activities for the year ended December 31, 2016 was $241.5 million and was primarily due to net cash proceeds from our December 2016 common stock offering.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018, which excludes potential milestone payments.

	Total	2019	2020 through 2021	2022 through 2023	2024 and after
	(in thousands)
60 Binney Street lease	$166,798	$18,974	$38,949	$40,324	$68,551
Operating leases (1)	111,045	17,511	37,505	26,716	29,313
Contract manufacturing	233,856	69,827	88,886	49,351	25,792
Total contractual obligations	$511,699	$106,312	$165,340	$116,391	$123,656

(1)

Includes the lease of our lab and office space in Seattle, Washington, office space in Zug, Switzerland and rental payments associated with two embedded operating leases at contract manufacturing organizations.

We are subject to several in-licenses that include annual license maintenance fee payments and minimum royalties.  The future obligations related to maintenance fee payments and minimum royalties in license agreements are not considered material and are not included in the table above.

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

Operating Leases

On June 3, 2016, we entered into a manufacturing agreement for the future commercial production of our Lenti-D and LentiGlobin product candidates with a contract manufacturing organization. Under this 12 year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, we were required to pay $12.5 million upon the achievement of certain contractual milestones, and may pay up to $8.0 million in additional contractual milestones if we elect our option to lease additional suites. We paid $5.0 million for the achievement of the first and second contractual milestones during 2016 and paid $5.5 million for the third and fourth contractual milestones achieved during 2017.  In March 2018, $1.5 million of the possible $2.0 million related to the fifth contractual milestone was achieved and was paid in the second quarter of 2018.  Given that construction was completed in March 2018, beginning in April 2018 we will pay $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites. We may terminate this agreement at any time upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. We concluded that this agreement contains an embedded lease as the suites are designated for our exclusive use during the term of the agreement. We concluded that we are not the deemed owner during construction nor is it a capital lease under ASC 840-10, Leases – Overall.  As a result, we account for the agreement as an operating lease and expense the rental payments on a straight-line basis over the non-cancellable term of the embedded lease.

On November 18, 2016, we entered into an agreement for future clinical and commercial production of our LentiGlobin and Lenti-D gene therapy drug products with a contract manufacturing organization at an existing facility. The term of the agreement is five years with a three year renewal at the mutual option of each party. Under the agreement, we are required to pay an up-front fee of €3.0 million, €2.0 million of which was paid in the fourth quarter of 2016 and €1.0 million of which was paid in the third quarter of 2018, and annual maintenance and production fees of up to €9.8 million, depending on our production needs. We may terminate this agreement with twelve months’ notice and a one-time termination fee. We concluded that this agreement contains an embedded lease as the clean rooms are designated for our exclusive use during the term of the agreement and determined that it is not a capital lease under ASC 840-10, Leases – Overall. As a result, we account for the agreement as an operating lease and expense the rental payments on a straight-line basis over the non-cancellable term of the embedded lease.

Contingent Consideration Related to Business Combinations

In connection with the Pregenen acquisition, we agreed to make contingent cash payments to the former equity holders of Pregenen. In accordance with accounting guidance for business combinations, these contingent cash payments are recorded as contingent consideration liabilities on our consolidated balance sheets at fair value. During the second quarter of 2017, a $5.0 million preclinical milestone was achieved, which resulted in a $5.0 million payment to the former equityholders of Pregenen during the third quarter of 2017. The aggregate remaining undiscounted amount of contingent consideration potentially payable is $120.0 million. We have not included these payments in the table above because the achievement and timing of these milestones is not fixed and determinable. As of December 31, 2018, and 2017, $5.2 million and $2.2 million, respectively, is reflected as a non-current liability in the consolidated balance sheet, which represents the fair value of our contingent consideration obligations as of this date.

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

Based on our development plans as of December 31, 2018, we may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. Because the achievement of these milestones or sales had not occurred as of December 31, 2018, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments and sales-based royalties are not yet considered contractual obligations as they are contingent upon success.

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

•

Under a license agreement with Institut Pasteur pursuant to which we license certain patents for use in ex vivo gene therapy, we will be required to make payments per product covered by the in-licensed intellectual property upon the achievement of development and regulatory milestones, depending on the indication and the method of treatment. The maximum aggregate payments we may be obligated to pay for each of these milestone categories per product is €1.5 and €2.0 million, respectively. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits, which varies slightly depending on the indication of the product. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income varying from the low single digits to mid-range double digits depending on the nature of the sublicense and stage of development. We are required to make an annual maintenance payment, which is creditable against royalty payments on a year-by-year basis. On April 1, 2015, we amended this license agreement with Institut Pasteur, which resulted in a payment of €3.0 million that was paid during the second quarter of 2015.  During the year ended December 31, 2018 we paid Institut Pasteur €0.4 million in connection with amounts owed to us by sublicensees.

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

•

Under a license agreement with Research Development Foundation pursuant to which we license patents that involve lentiviral vectors, we will be required to make payments of $1.0 million based upon a regulatory milestone for each product covered by the in-licensed intellectual property. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits, which is reduced by half if during the ten years following first marketing approval the last valid claim within the licensed patent that covers the licensed product expires or ends.  During the year ended December 31, 2018 we paid Research Development Foundation $0.1 million in connection with amounts owed to us by sublicensees.

•

Under a license agreement with Biogen Inc., pursuant to which we license certain patents and patent applications related to our bb2121 and bb21217 product candidates, we will be required to make certain payments related to certain development milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $23.0 million in the aggregate for each licensed product upon the achievement of remaining milestones. Upon commercialization of our products covered by the in-licensed intellectual property, we will be obligated to pay a percentage of net sales as a royalty in the low single digits.  During the year ended December 31, 2018 we paid Biogen $5.0 million based upon a clinical development milestone for a product covered by the in-licensed intellectual property.

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

•

Under a license agreement with SIRION Biotech GmbH, or Sirion, pursuant to which we license certain patents directed to manufacturing related to our LentiGlobin product candidate, we will be required to make certain payments related to certain development milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $13.4 million in the aggregate for each product covered by the in-licensed intellectual property. Upon commercialization of our products covered by the in-licensed intellectual property, we will be obligated to pay Sirion a percentage of net sales as a royalty in the low single digits. The royalties payable under this license agreement are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits.  During the year ended December 31, 2018 we paid Sirion $1.4 million based upon a development milestone for a product covered by the in-licensed intellectual property.

Other Funding Commitments

We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes.  We have also entered into multi-year agreements with manufacturing partners in the United States and Europe (Brammer Bio, Novasep and SAFC Carlsbad, Inc., or SAFC, a subsidiary of MilliporeSigma), which are partnering with us on production of lentiviral vector across all of our programs. In addition, we have entered into multi-year agreements with Lonza Houston, Inc. and apceth Biopharma, or apceth, to produce drug product for Lenti-D, LentiGlobin and bb21217.  Currently, SAFC is the sole manufacturer of the lentiviral vector and apceth is the sole manufacturer of the drug product to support our potential commercial launch of LentiGlobin in Europe for the treatment of TDT. In our manufacturing agreement with SAFC, we are required to provide rolling forecasts for products on a quarterly basis, a portion of which will be considered a binding, firm order, subject to a purchase commitment. In our manufacturing agreement with apceth, we reserve production capacity for the manufacture of our drug product. Celgene manufactures drug product for bb2121.  We believe our team of technical personnel has extensive manufacturing, analytical and quality experience as well as strong project management discipline to effectively oversee these contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions and potential commercial launch. We are engaging in negotiations with apheresis centers that will be the centers for collection of HSCs from the patient and for infusion of drug product to the patient. For the treatment of patients with our drug product in the commercial setting, we intend to partner with participating apheresis centers, which we refer to as qualified treatment centers. In anticipation of the potential regulatory approval of LentiGlobin in Europe, we expect to first engage qualified treatment centers in Germany, Italy, and the United Kingdom in 2019. These contracts generally provide for termination on notice.  Wherever contracts include stipulated commitment payments, we have included such payments in the table of contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk related to changes in interest rates. As of December 31, 2018 and 2017, we had cash, cash equivalents and marketable securities of $1.9 billion and $1.6 billion, respectively, primarily invested in U.S. treasury securities, U.S. government agency securities, equity securities, federally insured certificates of deposit and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2018, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $9.6 million.

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
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls.  In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the COSO 2013 framework.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

We utilize a third-party cloud-based ERP system in our financial reporting.  In the fourth quarter of 2018, the ERP service provider made changes to its internal controls to address deficiencies related to its information technology change management controls.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of bluebird bio, Inc.

Opinion on Internal Control over Financial Reporting

We have audited bluebird bio, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, bluebird bio, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 21, 2019

Item 9B. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including David Davidson (Chief Medical Officer), Philip Gregory (Chief Scientific Officer), Jason Cole (Chief Operating and Legal Officer), Jeffrey Walsh (Chief Strategy Officer), Kory Wentworth (Vice President, Finance and Treasurer), and certain of our directors (including James Mandell) have entered into trading plans covering periods after the date of this annual report on Form 10-K in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2019 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of bluebird bio, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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

Boston, Massachusetts

February 21, 2019

bluebird bio, Inc.

Consolidated Balance Sheets

(in thousands, except per share amounts)

	As of December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$402,579	$758,505
Marketable securities	982,725	531,604
Tenant improvement receivable	19	3,112
Prepaid expenses	19,762	21,171
Receivables and other current assets	13,912	8,377
Total current assets	1,418,997	1,322,769
Marketable securities	506,123	324,193
Property, plant and equipment, net	246,622	199,606
Intangible assets, net	13,169	16,931
Goodwill	13,128	13,128
Restricted cash and other non-current assets	44,805	23,940
Total assets	$2,242,844	$1,900,567
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$17,831	$12,873
Accrued expenses and other current liabilities	99,393	57,065
Deferred revenue, current portion	18,602	25,674
Collaboration research advancement, current portion	10,605	—
Total current liabilities	146,431	95,612
Deferred revenue, net of current portion	16,338	21,763
Collaboration research advancement, net of current portion	33,349	—
Contingent consideration	5,230	2,231
Financing lease obligation, net of current portion	153,319	154,749
Other non-current liabilities	3,107	2,780
Total liabilities	357,774	277,135
Commitments and contingencies (Note 8)
Stockholders' Equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 54,738 and 49,406 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	547	494
Additional paid-in capital	3,386,958	2,540,951
Accumulated other comprehensive loss	(3,627)	(4,205)
Accumulated deficit	(1,498,808)	(913,808)
Total stockholders' equity	1,885,070	1,623,432
Total liabilities and stockholders' equity	$2,242,844	$1,900,567

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share amounts)

	Year ended December 31,
	2018	2017	2016
Revenue:
Collaboration revenue	$52,353	$22,207	$6,155
License and royalty revenue	2,226	13,220	—
Total revenues	54,579	35,427	6,155
Operating expenses:
Research and development	448,589	273,040	204,775
General and administrative	174,129	93,550	65,119
Cost of license and royalty revenue	885	1,527	—
Change in fair value of contingent consideration	2,999	(525)	4,091
Total operating expenses	626,602	367,592	273,985
Loss from operations	(572,023)	(332,165)	(267,830)
Interest income (expense), net	14,624	(2,001)	3,782
Other income (expense), net	1,961	(1,267)	(71)
Loss before income taxes	(555,438)	(335,433)	(264,119)
Income tax (expense) benefit	(187)	(210)	612
Net loss	$(555,625)	$(335,643)	$(263,507)
Net loss per share - basic and diluted	$(10.68)	$(7.71)	$(7.07)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	52,032	43,535	37,284
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax expense of $0.4, $0.0 and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively	578	(3,056)	1,142
Total other comprehensive income (loss)	578	(3,056)	1,142
Comprehensive loss	$(555,047)	$(338,699)	$(262,365)

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balances at December 31, 2015	36,894	$369	$1,166,585	$(2,291)	$(314,167)	$850,496
Vesting of restricted stock units	113	1	(1)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $15,269	3,289	33	234,698	—	—	234,731
Exercise of stock options	377	4	6,141	—	—	6,145
Purchase of common stock under ESPP	18	—	677	—	—	677
Stock-based compensation	—	—	39,756	—	—	39,756
Unrealized gain on available-for-sale securities, net of tax	—	—	—	1,142	—	1,142
Net loss	—	—	—	—	(263,507)	(263,507)
Balances at December 31, 2016	40,691	$407	$1,447,856	$(1,149)	$(577,674)	$869,440
Retroactive adjustment to beginning accumulated deficit and additional paid-in capital resulting from adoption of ASU 2016-09	—	—	491	—	(491)	—
Vesting of restricted stock units	88	1	(1)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $53,487	7,625	76	1,006,494	—	—	1,006,570
Exercise of stock options	981	10	31,676	—	—	31,686
Purchase of common stock under ESPP	21	—	1,153	—	—	1,153
Stock-based compensation	—	—	53,282	—	—	53,282
Other comprehensive loss	—	—	—	(3,056)	—	(3,056)
Net loss	—	—	—	—	(335,643)	(335,643)
Balances at December 31, 2017	49,406	$494	$2,540,951	$(4,205)	$(913,808)	$1,623,432
Adjustment to beginning accumulated deficit from adoption of ASU 2014-09	—	—	—	—	(29,375)	(29,375)
Vesting of restricted stock units	152	2	(2)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $34,588	4,169	42	649,326	—	—	649,368
Issuance of common stock to Regeneron	420	4	54,480	—	—	54,484
Exercise of stock options	575	5	29,763	—	—	29,768
Purchase of common stock under ESPP	16	—	1,604	—	—	1,604
Stock-based compensation	—	—	110,836	—	—	110,836
Other comprehensive loss	—	—	—	578	—	578
Net loss	—	—	—	—	(555,625)	(555,625)
Balances at December 31, 2018	54,738	$547	$3,386,958	$(3,627)	$(1,498,808)	$1,885,070

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(555,625)	$(335,643)	$(263,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	2,999	(2,189)	2,675
Depreciation and amortization	17,158	13,538	9,648
Stock-based compensation expense	110,836	53,282	39,756
Unrealized gain on equity securities	(2,154)	—	—
Other non-cash items	(5,880)	3,153	2,825
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(24,288)	(20,092)	(14,318)
Accounts payable	3,614	526	6,658
Accrued expenses and other liabilities	37,832	5,848	22,051
Deferred revenue	(41,872)	1,024	4,565
Collaboration research advancement	43,954	—	—
Net cash used in operating activities	(413,426)	(280,553)	(189,647)
Cash flows from investing activities:
Purchase of property, plant and equipment, including assets under financing lease obligation	(55,737)	(62,242)	(28,029)
Purchases of marketable securities	(1,517,982)	(686,204)	(348,225)
Proceeds from maturities of marketable securities	894,284	431,816	443,364
Net cash (used in) provided by investing activities	(679,435)	(316,630)	67,110
Cash flows from financing activities:
Cash paid for contingent purchase price consideration	—	(1,074)	(2,025)
Reimbursement of assets under financing lease obligation	3,098	38,021	1,663
Payments on financing lease obligation	(1,017)	(574)	—
Proceeds from public offering of common stock, net of issuance costs	649,368	1,006,570	234,962
Proceeds from exercise of stock options and ESPP contributions	31,759	33,231	6,934
Proceeds from issuance of common stock to Regeneron	54,484	—	—
Net cash provided by financing activities	737,692	1,076,174	241,534
(Decrease) increase in cash, cash equivalents and restricted cash	(355,169)	478,991	118,997
Cash, cash equivalents and restricted cash at beginning of year	772,268	293,277	174,280
Cash, cash equivalents and restricted cash at end of year	$417,099	$772,268	$293,277
Supplemental cash flow disclosures:
Cash paid for interest in connection with financing lease obligation	$15,494	$11,411	$—
Supplemental cash flow disclosures from investing and financing activities:
Assets acquired under financing lease obligation	$—	$3,271	$48,034
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$7,449	$2,566	$6,363
Tenant improvements under financing lease included in tenant improvements receivable	$14	$3,112	$8,542

See accompanying notes to consolidated financial statements.

bluebird bio, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2018, 2017 and 2016

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

The Company’s clinical programs in severe genetic diseases include its LentiGlobin® product candidate to treat transfusion-dependent β-thalassemia, or TDT, and to treat sickle cell disease, or SCD, and its Lenti-DTM product candidate to treat cerebral adrenoleukodystrophy, or CALD, a rare hereditary neurological disorder. In the second half of 2018, the Company filed a marketing authorization application with the EMA for the LentiGlobin product candidate for the treatment of adult and adolescent patients with TDT and non- β0/β0 genotypes. If the application is approved, the Company expects to begin commercializing and generating product revenues in the second half of 2019. The Company’s programs in oncology are focused on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. bb2121 and bb21217, which are product candidates in oncology under the Company’s collaboration arrangement with Celgene Corporation (“Celgene”), are CAR T cell product candidates for the treatment of multiple myeloma. Refer to Note 10, “Collaborative arrangements” for further discussion of the Company’s collaboration with Celgene.

As of December 31, 2018, the Company had cash, cash equivalents and marketable securities of $1.9 billion. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects its cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months.

2. Summary of significant accounting policies and basis of presentation

Basis of presentation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).  Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP as found in the ASC and ASUs of the FASB.

Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation.  As a result, no subtotals in the prior year consolidated financial statements were impacted.

Amounts reported are computed based on thousands, except percentages, per share amounts, and as otherwise noted. As a result, certain totals may not sum due to rounding.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company continually assesses whether it is the primary beneficiary of a variable interest entity as changes to existing relationships or future transactions may result in consolidation or deconsolidation of one or more collaborators or partners. In determining whether it is the primary beneficiary of an entity in which the Company has a variable interest, management applies a qualitative approach that determines whether the Company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity.

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

Estimates and judgments are used in the following areas, among others: fair value estimates used to assess potential impairment of long-lived assets, including goodwill and intangible assets, financing lease obligations, contingent consideration, stock-based compensation expense, accrued expenses, and income taxes.  In addition, estimates and judgments are used in the Company’s accounting for its revenue-generating arrangements, in particular as it relates to determining the standalone selling price of performance obligations, evaluating whether an option to acquire additional goods and services represents a material right, estimating the total transaction price, including estimating variable consideration and the probability of achieving future potential development and regulatory milestones, and the period of performance over which revenue may be recognized.

Foreign currency translation

The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in other expense, net in the results of operations.

Segment information

The Company operates in a single segment, focusing on the development of potentially transformative gene therapies for severe genetic diseases and cancer.  Consistent with its operational structure, its chief operating decision maker manages and allocates resources at a global, consolidated level. Therefore, results of our operations are reported on a consolidated basis for purposes of segment reporting.  All material long-lived assets of the Company reside in the United States.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with original final maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents comprise marketable securities with maturities of less than 90 days when purchased. Cash equivalents are reported at fair value.

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current. The Company’s marketable securities are maintained by investment managers and consist of U.S. Treasury securities, U.S. government agency securities, equity securities, certificates of deposit, and money market accounts. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Equity securities with readily determinable fair values are also carried at fair value with unrealized gains and losses included in other income (expense), net. Realized gains and losses on both debt and equity securities are determined using the specific identification method and are included in other income (expense), net.

The Company classifies equity securities with readily determinable fair values, which would be available for use in its current operations, as current assets even though the Company may not dispose of such marketable securities within the next 12 months.

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

Concentrations of credit risk and off-balance sheet risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s marketable securities primarily consist of U.S. Treasury securities, U.S. government agency securities and certificates of deposit, and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA+/Aa1 rated, thereby reducing credit risk exposure.

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

Items measured at fair value on a recurring basis include marketable securities (see Note 3, “Marketable securities” and Note 4, “Fair value measurements”) and contingent consideration (see Note 4, “Fair value measurements”). The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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

Contingent consideration

Each reporting period, the Company revalues the contingent consideration obligations associated with business combinations to their fair value and records within operating expenses increases in their fair value as contingent consideration expense and decreases in the fair value as contingent consideration income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones may be achieved, and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as development of the Company’s programs in certain indications progress and additional data are obtained, impacting the Company’s assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. See Note 4, “Fair value measurements,” for additional information.

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

The Company records certain costs incurred and reported by a landlord as an asset and corresponding financing lease obligation on the consolidated balance sheets. See Note 8, “Commitments and contingencies,” for additional information.

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

Revenue recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective transition method. Under this method, the Company has recognized the cumulative effect of the adoption as an adjustment to the opening balance of accumulated deficit in the current period consolidated balance sheet.  The Company has not revised its consolidated financial statements for prior periods. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.

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

Once a contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations.  Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options.  The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying license relative to the option exercise price, including assumptions about technical feasibility and the probability of developing a candidate that would be subject to the option rights. The exercise of a material right is accounted for as a contract modification for accounting purposes.

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

Collaboration revenue

To date, the Company’s collaboration revenue has been generated from its collaboration arrangements with Celgene and Regeneron Pharmaceuticals, Inc. (“Regeneron”), as further described in Note 10, “Collaborative arrangements”.

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

License and royalty revenue

The Company enters into out-licensing agreements that are within the scope of Topic 606. The Company does not have any material license arrangements that contain more than one performance obligation. The terms of such out-license agreements include the license of functional intellectual property, given the functionality of the intellectual property is not expected to change substantially as a result of the licensor’s ongoing activities, and typically include payment of one or more of the following: non-refundable up-front license fees; development and regulatory milestone payments and milestone payments based on the level of sales; and royalties on net sales of licensed products. Nonrefundable up-front license fees are recognized as revenue at a point in time when the licensed intellectual property is made available for the customer’s use and benefit, which is generally at the inception of the arrangement.  Development and regulatory milestone fees, which are a type of variable consideration, are recognized as revenue to the extent that it is probable that a significant reversal will not occur. The Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.

For a complete discussion of accounting for collaboration and other revenue-generating arrangements, see Note 10, “Collaborative arrangements” and Note 11, “License and royalty revenue”.  Additionally, see “Recent accounting pronouncements - Recently adopted” below for discussion of the impact of adopting Topic 606, which was effective on January 1, 2018.

Research and development expenses

Research and development costs are charged to expense as costs are incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical study and related clinical manufacturing costs, license and milestone fees, contract services and other related costs. Research and development costs, including up-front fees and milestones paid to collaborators, are also expensed as incurred. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants, or other clinical trial vendors that perform the activities.  The Company recognizes the reimbursement associated with collaborative activities to its collaborative partners as research and development expense in the period the services are provided.

Cost of license and royalty revenue

Cost of license and royalty revenue represents expense associated with amounts owed to third parties as a result of revenue recognized under the Company’s out-license arrangements.

Stock-based compensation

The Company’s share-based compensation programs grant awards that have included stock options, restricted stock units, restricted stock awards, and shares issued under its employee stock purchase plan.  Grants are awarded to employees, and non-employees, including directors.

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

The Company’s stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards to employees, directors, and non-employees with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards to employees and non-employees with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.

The Company expenses restricted stock unit awards to employees and non-employees based on the fair value of the award on a straight-line basis over the associated service period of the award.

The Company estimates the fair value of its option awards to employees, directors, and non-employees using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of complete company-specific historical and implied volatility data for the full expected term of the stock-based awards, the Company bases its estimate of expected volatility on a representative group of publicly traded companies in addition to its own volatility data. For these analyses, the Company selected companies with comparable characteristics to its own, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

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

Prior to the adoption of Accounting Standards Update (“ASU”) No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”),  the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards.  After adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award.

Interest income (expense), net

Interest income (expense), net consists primarily of interest income earned on investments, net of amortization of premium and accretion of discount which is partially offset by interest expense on the Company’s 60 Binney Street financing lease obligation. Interest income was approximately $30.1 million, $9.5 million, and $3.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.  Interest expense was $15.5 million, $11.4 million, and $0 for the years ended December 31, 2018, 2017, and 2016, respectively.  Please refer to Note 8, “Commitments and contingencies,” for further discussion of interest expense incurred on the 60 Binney Street lease.

Other income (expense), net

Other income (expense), net consists primarily of unrealized gains on equity securities, gains and losses on the disposal of fixed assets, realized gains and losses on debt securities, and gains and losses on foreign currency transactions.

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company accrues for potential interest and penalties related to unrecognized tax benefits in income tax expense.

Comprehensive loss

Comprehensive loss is composed of net loss and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on debt securities, foreign currency translation adjustments and other items.

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

	Impact of Topic 606 adoption on consolidated balance sheet as of January 1, 2018
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

	Impact of Topic 606 adoption on consolidated balance sheet as of December 31, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Deferred revenue, current portion	$18,602	$7,772	$10,830
Deferred revenue, net of current portion	$16,338	$3,094	$13,244
Accumulated deficit	$(1,498,808)	$(10,866)	$(1,487,942)

	Impact of Topic 606 adoption on consolidated statement of operations and comprehensive loss for the twelve months ended December 31, 2018
(in thousands, except per share data)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Collaboration revenue	$52,353	$13,917	$38,436
Research and development expense	$448,589	$(4,592)	$453,181
Net loss	$(555,625)	$18,509	$(574,134)
Net loss per share - basic and diluted:	$(10.68)	$0.35	$(11.03)

	Impact of Topic 606 adoption on consolidated statement of cash flows for the twelve months ended December 31, 2018
(in thousands)	As reported under Topic 606	Adjustments	Balances without adoption of Topic 606
Net loss	$(555,625)	$18,509	$(574,134)
Changes in deferred revenue	$(41,872)	$(18,509)	$(23,363)

The most significant change above relates to the Company’s collaboration revenue, which to date has been primarily generated from its collaboration arrangement with Celgene. Under ASC 605, the Company accounted for contract modifications to the Celgene collaboration as they occurred and the accounting for those changes was prospective in nature.  Through the application of the practical expedient discussed above in connection with the adoption of Topic 606, the Company reflected the aggregate effect of all modifications to the Celgene collaboration when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price. As a result, although the performance obligations identified under Topic 606 were generally consistent with the units of account identified under ASC 605, the timing of the allocation of the transaction price to the identified performance obligations under Topic 606 differed from the allocations of consideration under ASC 605. Accordingly, the transaction price ultimately allocated to each performance obligation under Topic 606 differed from the amounts allocated under ASC 605.

As a result of adopting Topic 606, the Company established a deferred revenue deferred tax asset, and an offsetting valuation allowance, of $7.9 million through its accumulated deficit given it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses, such that there was no tax impact on the Company’s consolidated financial statements as a result of adopting Topic 606.

ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“Topic 230”). The new standard clarifies certain aspects of the statement of cash flows, including the classification of contingent consideration payments made after a business combination and several other clarifications not currently applicable to the Company. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The new standard was effective for the Company on January 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated statements of cash flows upon adoption.

ASU 2016-18, Statement of Cash Flows: Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). The amendments in this update require that amounts generally described as restricted cash and restricted cash equivalents be included within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 was effective January 1, 2018.  As a result of adopting ASU 2016-18, the Company includes its restricted cash balance in the cash, cash equivalents and restricted cash reconciliation of operating, investing and financing activities.  The following table provides a reconciliation of cash, cash equivalents, and restricted cash within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows:

(in thousands)	As of December 31,
	2018	2017	2016
Cash and cash equivalents	$402,579	$758,505	$278,887
Restricted cash included in receivables and other current assets	364	—	627
Restricted cash included in restricted cash and other non-current assets	14,156	13,763	13,763
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$417,099	$772,268	$293,277

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

ASU 2018-03, Technical Corrections and Improvements to Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities (“ASU 2018-03”). The new standard amends the standard ASU 2016-01, Financial Instruments Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which was issued by the FASB in January 2016 and adopted by the Company effective January 1, 2018. This amendment simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, it requires enhanced disclosures about investments. The Company adopted ASU 2018-03 effective July 1, 2018. The adoption of this standard did not have an impact on the Company’s financial position or results of operations upon adoption.

ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07. The new standard simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions.  The new standard will be effective beginning January 1, 2019 and early adoption is permitted.  The Company early adopted ASU 2018-07 effective July 1, 2018 using a cumulative-effect adjustment as of the date of adoption. The impact of adopting this standard was not material.

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

ASU 2016-02 will be effective beginning January 1, 2019 requiring the use of a modified retrospective transition approach applied at the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, (“ASU 2018-11”), which contains certain amendments to ASU 2016-02 intended to provide relief in implementing the new standard. ASU 2018-11 provides registrants with an option to not restate comparative periods presented in the financial statements. The Company intends to elect this new transition approach using a cumulative-effect adjustment on the effective date of the standard, for which comparative periods will be presented in accordance with the previous guidance in ASC 840, Leases.

The Company is currently evaluating the potential impact ASU 2016-02 may have on its financial position, results of operations, and related footnotes. The Company expects it will elect to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard. Additionally, the Company expects it will make an accounting policy election to keep leases with an initial term of 12 months or less off of its balance sheet.  The Company’s assessment will include, but is not limited to, evaluating the impact that this standard has on the lease of its corporate headquarters at 60 Binney Street in Cambridge, Massachusetts, its laboratory space in Seattle, Washington, its office space in Zug, Switzerland, its equipment leases, and its embedded leases associated with the Company’s contract manufacturing agreements.

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

ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs

In April 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (“Subtopic 310-20”). The new standard amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. Subtopic 310-20 calls for a modified retrospective application under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The new standard is effective beginning January 1, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

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

ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, (“ASU 2018-18”). The amendments in this update clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The new standard will be effective beginning January 1, 2020 and early adoption is permitted. The Company is currently evaluating the potential impact ASU 2018-18 may have on its financial position and results of operations upon adoption.

3. Marketable securities

The following table summarizes the marketable securities held at December 31, 2018 and 2017 (in thousands):

Description	Amortized Cost / Cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2018
U.S. government agency securities and treasuries	$1,459,649	$963	$(3,011)	$1,457,601
Certificates of deposit	9,080	—	—	9,080
Equity securities	20,017	2,150	—	22,167
Total	$1,488,746	$3,113	$(3,011)	$1,488,848
December 31, 2017
U.S. government agency securities and treasuries	$841,895	$—	$(3,579)	$838,316
Certificates of deposit	17,480	1	—	17,481
Total	$859,375	$1	$(3,579)	$855,797

No available-for-sale debt securities held as of December 31, 2018 or 2017 had remaining maturities greater than three years.

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2018
Assets:
Cash and cash equivalents	$402,579	$348,638	$53,941	$—
Marketable securities:
U.S. government agency securities and treasuries	1,457,601	—	1,457,601	—
Certificates of deposit	9,080	—	9,080	—
Equity securities	22,167	22,167	—	—
Total assets	$1,891,427	$370,805	$1,520,622	$—
Liabilities:
Contingent consideration	$5,230	$—	$—	$5,230
Total liabilities	$5,230	$—	$—	$5,230
December 31, 2017
Assets:
Cash and cash equivalents	$758,505	$758,505	$—	$—
Marketable securities:
U.S. government agency securities	838,316	—	838,316	—
Certificates of deposit	17,481	—	17,481	—
Total assets	$1,614,302	$758,505	$855,797	$—
Liabilities:
Contingent consideration	$2,231	$—	$—	$2,231
Total liabilities	$2,231	$—	$—	$2,231

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2018, cash and cash equivalents comprise funds in cash, U.S. treasury securities, U.S. government agency securities, and money market accounts. As of December 31, 2017, cash and cash equivalents comprise funds in cash and money market accounts.

Marketable securities

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2018 and 2017, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s debt securities.

The aggregate fair value of debt securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2018 and 2017 was $787.5 million and $704.1 million, respectively. As of December 31, 2018, and 2017, there were $315.3 million and $134.4 million in securities held by the Company in an unrealized loss position for more than twelve months, respectively.  The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2018 and 2017.

The Company holds equity securities with an aggregate fair value of $22.2 million at December 31, 2018 within short-term marketable securities on its consolidated balance sheet. The Company has recorded a $2.2 million unrealized gain during the year ended December 31, 2018 related to its equity securities, which is included in other income (expense), net on the consolidated statements of operations and comprehensive loss.

Contingent consideration

On June 30, 2014, the Company acquired Pregenen.  In connection with the acquisition of Pregenen, the Company recorded contingent consideration pertaining to the amounts potentially payable to Pregenen’s former equityholders. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of operations and comprehensive loss.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2021 to 2028 and discount rates ranging from 15.0% to 15.8%. Significant increases or decreases in any of these inputs would result in a significantly higher or lower fair value measurement.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations which include Level 3 inputs (in thousands):

	Year ended December 31,
	2018	2017
Beginning balance	$2,231	$7,756
Additions	—	—
Changes in fair value	2,999	(525)
Payments	—	(5,000)
Ending balance	$5,230	$2,231

As of December 31, 2018 and 2017, the remaining $5.2 million, and $2.2 million, respectively, of contingent consideration obligation is reflected as a non-current liability in the consolidated balance sheet.  A $5.0 million preclinical milestone was achieved and paid to the former equityholders of Pregenen in the year ended December 31, 2017. Please refer to Note 8, “Commitments and contingencies,” for further information.

5. Property, plant and equipment, net

Property, plant and equipment, net, consists of the following (in thousands):

	As of December 31,
	2018	2017
Land	$1,210	$1,210
Building	180,094	164,414
Computer equipment and software	6,365	5,134
Office equipment	5,584	4,478
Laboratory equipment	35,693	24,914
Leasehold improvements	183	116
Construction-in-progress	46,669	15,189
Total property, plant and equipment	275,798	215,455
Less accumulated depreciation and amortization	(29,176)	(15,849)
Property, plant and equipment, net	$246,622	$199,606

In November 2017, the Company acquired a manufacturing facility, which is in the process of construction, in Durham, North Carolina for the future manufacture of lentiviral vector for the Company’s gene and cell therapies.  Construction-in-progress as of December 31, 2018, and 2017, includes $40.4 million and $12.9 million related to the North Carolina manufacturing facility, respectively.

As of December 31, 2018, and 2017, total property, plant and equipment includes $168.1 million, and $164.4 million, respectively, related to the Company’s headquarters at 60 Binney Street in Cambridge, Massachusetts, of which $156.0 million was incurred by the landlord at both dates.

Depreciation and amortization expense related to property, plant and equipment was $13.4 million, $9.8 million, and $5.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. Please refer to Note 8, “Commitments and contingencies,” for further information.

6. Restricted cash and other non-current assets

Restricted cash

As of December 31, 2018, and 2017, the Company maintained letters of credit of $14.5 million, and $13.8 million, respectively, which are collateralized with a bank account at a financial institution in accordance with the agreement and consisted of the following:

(in thousands)	As of December 31, 2018	As of December 31, 2017
60 Binney Street lease	$13,763	$13,763
Other leases	757	—
Total restricted cash	$14,520	$13,763

Subject to the terms of the 60 Binney Street Lease agreement and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease by $1.5 million on the fourth, fifth and sixth anniversaries of the date the Company occupies the building.

Other non-current assets

In August 2018, the Company entered into a license and collaboration agreement with a third-party collaborator and paid a non-refundable, non-creditable upfront payment of $20.0 million, $14.5 million of which was recorded as prepaid research and development services and the remaining $5.5 million of which was expensed within research and development expense in the third quarter of 2018, as this payment represented an access fee for technology that has no clear alternate future use under ASC 730-10, Research and Development. The prepaid research and development services will be recognized over a five-year term based on the proportion of effort incurred by the third-party collaborator as a percentage of total effort expected to be expended. The prepaid research and development services balance is included in receivables and other current assets and restricted cash and other non-current assets in the consolidated balance sheet as of December 31, 2018.

7. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2018	2017
Employee compensation	$28,567	$19,657
Accrued manufacturing costs	21,618	8,480
Accrued clinical and contract research organization costs	11,891	8,082
Accrued license and milestone fees	7,739	4,584
Accrued professional fees	1,830	1,402
Other accrued goods and services	25,051	12,971
Financing lease obligation, current portion	1,424	1,051
Other	1,273	838
Total accrued expenses and other current liabilities	$99,393	$57,065

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

The Company evaluated the 60 Binney Street Lease upon occupancy on March 27, 2017 and determined that the 60 Binney Street Lease did not meet the criteria for “sale-leaseback” treatment. This determination was based on, among other things, the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Accordingly, upon occupancy, the Company commenced depreciating the portion of the building in service over a useful life of 40 years and incurred interest expense related to the financing obligation of $15.5 million, and $11.4 million, for the years ended December 31, 2018 and 2017, respectively.  The Company made $1.0 million and $0.6 million in principal payments, which are included in operating expense, for the years ended December 31, 2018 and 2017, respectively.

The Company bifurcates its lease payments pursuant to the 60 Binney Street Lease into (i) a portion that is allocated to the Building and (ii) a portion that is allocated to the land on which the Building is located, which is recorded as rental expense. The Company began making lease payments pursuant to the 60 Binney Street Lease in March 2017.  The portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced upon execution of the 60 Binney Street Lease in September 2015. During the years ended December 31, 2018, 2017 and 2016, the Company recognized $1.9 million, $1.9 million, and $1.9 million of rental expense attributable to the land, respectively.

As of December 31, 2018, future minimum commitments under the 60 Binney Street Lease and facility operating leases were as follows (in thousands):

Years ended December 31,	60 Binney Street lease	Other operating leases (1)	Total lease commitments
2019	$18,974	$17,511	$36,485
2020	19,306	18,727	38,033
2021	19,643	18,777	38,420
2022	19,987	13,332	33,319
2023	20,337	13,384	33,721
2024 and thereafter	68,551	29,313	97,864
Total minimum lease payments	$166,798	$111,044	$277,842

(1)	Includes the lease of the Company’s lab and office space in Seattle, Washington, office space in Zug, Switzerland and two embedded operating leases at contract manufacturing organizations.

For the 60 Binney Street Lease, the table above sets forth the future minimum rental payments that the Company is obligated to pay, including amounts reflected on the consolidated balance sheet as part of the balance under the caption “Accrued expenses and other current liabilities” and “Financing lease obligation, net of current portion.” The Company commenced rental payments in April 2017.

Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all leases, including additional rent charges for utilities, parking, maintenance, and real estate taxes, and including rental expense attributable to the 60 Binney Street Lease land was $9.8 million, $9.0 million, and $8.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Other funding commitments

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at December 31, 2018 and December 31, 2017 or royalties on future sales of specified products, which includes the collaboration agreement entered into with Regeneron Pharmaceuticals, Inc. (“Regeneron”) during the year ended December 31, 2018. Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. Please refer to Note 10, “Collaborative Arrangements,” for further information on the collaboration agreement with Regeneron.

Based on our development plans as of December 31, 2018, we may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in the Company’s financial statements and are excluded from the table below.

The Company has various manufacturing development and license agreements to support clinical and commercial product needs. The Company incurred $44.0 million of expense related to these agreements in 2018.  The following table presents non-cancelable contractual obligations arising from these arrangements:

Years ended December 31,	Purchase commitment
2019	$69,827
2020	74,529
2021	14,358
2022	24,311
2023	25,040
2024 and thereafter	25,792
Total purchase commitments	$233,857

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

9. Common stock and preferred stock

The Company is authorized to issue 125.0 million shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption or conversion rights. As of December 31, 2018, and 2017, the Company had 54.7 million and 49.4 million shares of common stock issued and outstanding, respectively.

In December 2016, the Company sold 3.3 million shares of common stock through an underwritten public offering at a price of $76.00 per share for aggregate net proceeds of $234.7 million. In June 2017, the Company sold 4.4 million shares of common stock (inclusive of 0.6 million shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $105.00 per share for aggregate net proceeds of $436.8 million. In December 2017, the Company sold 3.2 million shares of common stock (excluding any shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $185.00 per share for aggregate net proceeds of $569.8 million.

In January 2018, the Company sold 0.3 million shares of common stock pursuant to the partial exercise of an overallotment option granted to the underwriters in connection with the December 2017 underwritten public offering at a price of $185.00 per share for aggregate net proceeds of $48.7 million. In July 2018, the Company sold 3.9 million shares of common stock (excluding any shares sold pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $162.50 per share for aggregate net proceeds of $600.6 million. In August 2018, the Company sold 0.4 million shares of common stock to Regeneron in connection with a collaboration arrangement at a price of $238.10 per share for aggregate net proceeds of $100.0 million, of which $45.5 million was attributed to a prepayment of joint research activities.

The Company is authorized to issue 5.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2018 and 2017, the Company had no shares of preferred stock issued or outstanding.

Reserved for future issuance

The Company has reserved for future issuance the following number of shares of common stock (in thousands):

	As of December 31,
	2018	2017
Options to purchase common stock	4,643	3,755
Restricted stock units	931	477
2013 Stock Option and Incentive Plan	1,458	1,550
2013 Employee Stock Purchase Plan	172	188
	7,204	5,970

10. Collaborative arrangements

To date, the Company’s collaboration revenue has been generated from its collaboration arrangement with Celgene, which was originally entered into in March 2013 and was subsequently amended in June 2015, and from its collaboration arrangement with Regeneron, as further described below.

Celgene

Celgene Original Collaboration Agreement

On March 19, 2013, the Company entered into a Master Collaboration Agreement (the “Celgene Collaboration Agreement”) with Celgene to discover, develop and commercialize potentially disease-altering gene therapies in oncology. The collaboration is focused on applying gene therapy technology to genetically modify a patient’s own T cells, known as chimeric antigen receptor, or CAR T cells, to target and destroy cancer cells. Additionally, on March 19, 2013, the Company entered into a Platform Technology Sublicense Agreement (the “Sublicense Agreement”) with Celgene pursuant to which the Company obtained a sublicense to certain intellectual property from Celgene, originating under Celgene’s license from Baylor College of Medicine, for use in the collaboration.

Under the terms of the Celgene Collaboration Agreement, the Company received a $75.0 million up-front, non-refundable cash payment. The Company was responsible for conducting discovery, research and development activities through completion of phase 1 clinical studies, if any, during the initial term of the Celgene Collaboration Agreement, or three years. The collaboration is governed by a joint steering committee (“JSC”) formed by an equal number of representatives from the Company and Celgene. The JSC, among other activities, reviews the collaboration program, reviews and evaluates product candidates and approves regulatory plans. In addition to the JSC, the Celgene Collaboration Agreement provides that the Company and Celgene each appoint representatives to a patent committee, which is responsible for managing the intellectual property developed and used during the collaboration.

Celgene Amended Collaboration Agreement

On June 3, 2015, the Company and Celgene amended and restated the Collaboration Agreement (the “Amended Celgene Collaboration Agreement”).  Under the Amended Celgene Collaboration Agreement, the parties narrowed the focus of the collaboration to exclusively work on anti- B-cell maturation antigen (“BCMA”) product candidates for a new three-year term. In connection with the Amended Celgene Collaboration Agreement, the Company received an up-front, one-time, non-refundable, non-creditable payment of $25.0 million to fund research and development under the collaboration. The collaboration will continue to be governed by the JSC. Under the terms of the Amended Celgene Collaboration Agreement, for up to two product candidates selected for development under the collaboration, the Company is responsible for conducting and funding all research and development activities performed up through completion of the initial phase 1 clinical study of such product candidates.

On a product candidate-by-product candidate basis, up through a specified period following enrollment of the first patient in an initial phase 1 clinical study for such product candidate (the “Option Period”), the Company has granted Celgene an option to obtain an exclusive worldwide license to develop and commercialize such product. Following Celgene’s license of each product candidate, the Company is entitled to elect to co-develop and co-promote each product candidate in the U.S.

Celgene bb2121 License Agreement

On February 10, 2016, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb2121, the first product candidate under the Amended Celgene Collaboration Agreement, pursuant to an executed license agreement (“bb2121 License Agreement”) entered into by the parties on February 16, 2016 and paid the associated $10.0 million option fee. Pursuant to the bb2121 License Agreement, Celgene is responsible for development and related funding of bb2121 after the substantial completion of the phase 1 clinical trial.  The Company is responsible for the manufacture of vector and associated payload throughout development and upon Celgene’s request, commercialization, the costs of which are reimbursed by Celgene in accordance with the terms of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement, as further described below. Celgene is responsible for the manufacture of drug product throughout development and commercialization.

Celgene bb2121 Co-Development, Co-Promote and Profit Share Agreement

On March 28, 2018, the Company elected to co-develop and co-promote bb2121 within the U.S. pursuant to the execution of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (“bb2121 CCPS”).  The responsibilities of the parties remain unchanged from those under the bb2121 License Agreement, however, the Company will share equally in all profits and losses relating to developing, commercializing and manufacturing bb2121 within the U.S. and has the right to participate in the development and promotion of bb2121 in the U.S.  Celgene is responsible for the costs incurred to manufacture vector and associated payload for use outside of the U.S., plus a markup. Under the bb2121 CCPS, the Company may receive up to $70.0 million in development milestone payments for the first indication to be addressed by the bb2121 product candidate, with the ability to obtain additional milestone payments for a second indication and modified licensed products.  In addition, to the extent bb2121 is commercialized, the Company is entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the U.S., subject to certain reductions.

Celgene bb21217 License Agreement

On September 22, 2017, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, the second product candidate under the Amended Celgene Collaboration Agreement, pursuant to an executed license agreement (“bb21217 License Agreement”) entered into by the parties on September 28, 2017 and paid the Company an option fee of $15.0 million.  Pursuant to the bb21217 License Agreement, Celgene is responsible for development and related funding of bb21217 after the substantial completion of the on-going phase 1 clinical trial.  The Company is responsible for the manufacture of vector and associated payload throughout development and, upon Celgene’s request, commercialization. Expenses incurred by the Company are fully reimbursable by Celgene at cost plus a mark-up. Throughout both development and commercialization, Celgene is responsible for the manufacture of drug product.

The Company currently expects it will exercise its option to co-develop and co-promote bb21217 within the U.S.  The Company’s election to co-develop and co-promote bb21217 must be made by the substantial completion of the on-going phase 1 clinical trial of bb21217.  If elected, the Company expects the responsibilities of the parties to remain largely unchanged, however, the Company expects it will share equally in all profits and losses relating to developing, commercializing and manufacturing bb21217 within the U.S. and to have the right to participate in the development and promotion of bb21217 in the U.S.  Celgene would be responsible for the costs incurred to manufacture vector and associated payload for use outside of the U.S., plus a markup. Under this scenario, the Company expects to receive, per product, up to $70.0 million in development milestone payments for the first indication to be addressed by the bb21217 product candidate, with the ability to obtain additional milestone payments for a second indication and modified licensed products.  In addition, to the extent bb21217 is commercialized, the Company would be entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the U.S., subject to certain reductions.

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

Accounting Analysis – bb2121

The Company has elected to use a practical expedient within Topic 606 that allows entities to reflect the aggregate effect of all contract modifications when identifying the satisfied and unsatisfied performance obligations for contracts that were modified prior to Topic 606 adoption. Celgene’s option to in-license the first product candidate, bb2121, under the arrangement was considered a material right at the time the Amended Celgene Collaboration Agreement was executed in June 2015 given the product candidate had been formally nominated by the JSC and that substantially all investigational new drug application, or IND, enabling activities had been completed by that time. In making this determination, the Company also considered the option price relative to the value of the underlying license. Celgene’s exercise of this material right in February 2016 was determined to represent a contract modification and represents the last contract modification prior to the adoption of Topic 606. As a result, the Celgene Collaboration Agreement, Amended Celgene Collaboration Agreement, and bb2121 CCPS are combined for accounting purposes and treated as a single arrangement. As of February 2016, Celgene’s option to license an additional product candidate under the collaboration did not represent a material right due primarily to the significant uncertainty regarding whether any additional product candidates would be identified under the Amended Celgene Collaboration Agreement. Therefore, the license to the Company’s second product candidate, bb21217, which was executed in September 2017, is accounted for as a separate contract.  Refer below for discussion of the bb21217 accounting analysis.

As of the February 2016 contract modification date, the Company concluded the arrangement contained the following promised goods and services: (i) research and development services, (ii) a license to the first product candidate, bb2121, and (iii) manufacture of vectors and associated payload for incorporation into bb2121 through development.  The Company determined that the manufacture of commercial vector represents an option to acquire additional goods and services that is not representative of a material right. In addition, at that time Celgene had not exercised its option to purchase any commercial vector. Accordingly, the manufacture of commercial vector is not considered to be a performance obligation at this time.

The Company concluded that the research and development services are distinct from the other promised goods and services under the arrangement given that Celgene can benefit from the research and development services on their own and such services are distinct within the context of the contract.  Thus, such services are considered to be a separate performance obligation.  The Company concluded that the license to bb2121 is not distinct from the vector manufacturing services because the manufacturing is essential to the use of the license. Accordingly, these two promised goods and services are considered a single combined performance obligation.

bb2121 transaction price

The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2018:

(in thousands)	bb2121 transaction price as of December 31, 2018
Up-front non-refundable payment - Celgene Collaboration Agreement	$75,000
Up-front non-refundable payment - Amended Celgene Collaboration Agreement	25,000
bb2121 license fee - bb2121 License Agreement	10,000
Estimated variable consideration	85,723
$195,723

(in thousands)	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of December 31, 2018
bb2121 research and development services	$38,647	$—
bb2121 license and manufacturing services	157,076	50,599
	$195,723	$50,599

The estimated variable consideration of $85.7 million relates to the estimated reimbursement from Celgene for the manufacture of vectors and associated payload through development.  The total transaction price has been allocated to the performance obligations identified based on a relative SSP basis.  The Company estimated the SSP of the license after considering potential future cash flows under the license. The Company then discounted these probability-weighted cash flows to their present value. The Company estimated the SSP of each of the research and development services and manufacturing services to be provided based on the Company’s estimated cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.

All of the clinical and regulatory milestones are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones is outside the control of the Company and contingent upon the future success of clinical trials, the licensee’s efforts, or the receipt of regulatory approval. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Celgene and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur. The Company re-evaluates the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

bb2121 research and development services

The Company allocated $38.6 million of the transaction price to the research and development services.  The Company satisfied this performance obligation as the research and development services were performed.  The Company determined that the period of performance of the research and development services was three years through projected initial phase 1 clinical study substantial completion, or through May 2018.  The Company recognized revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred.  Although the Company fully satisfied this performance obligation during the second quarter of 2018, any changes to the total transaction price following the completion of this performance obligation in May 2018 will be allocated to the performance obligations under the arrangement based on a relative SSP basis and therefore the allocation of any changes to the total transaction price may impact the revenue recognized for this performance obligation in the period of change.

The following table summarizes the revenue recognized related to the bb2121 research and development services for the years ended December 31, 2018, 2017, and 2016:

	For the years ended December 31,
(in thousands)	2018 (1)	2017 (1)	2016 (1)
bb2121 research and development services revenue	$5,751	$6,208	$6,155
	$5,751	$6,208	$6,155
(1)

As noted in Note 2, “Summary of significant accounting policies and basis of presentation,” the Company adopted Topic 606 effective January 1, 2018 using the modified retrospective transition method.  Therefore, amounts disclosed in the table above pertaining to prior periods are presented under previous accounting guidance and are therefore not comparable to the amounts recorded in the current period under Topic 606.

bb2121 license and manufacturing services

The Company allocated $157.1 million of the transaction price to the combined unit of accounting which consists of the license and manufacture of vectors and associated payload for incorporation into bb2121.

The Company accounts for its vector manufacturing services for development in the U.S. and Celgene’s U.S. development efforts within the scope of ASC 808 given that both parties are active participants in the activities and both parties are exposed to significant risks and rewards dependent on the commercial success of the activities.  The Company recognizes collaboration revenue for its U.S. manufacturing services by analogy to Topic 606.  The portion of Celgene’s U.S. development costs that the Company is responsible for are recognized as a reduction to its collaboration revenues, or, if in excess of such revenues in a given quarter, the excess is recorded as research and development expense.

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

The following table summarizes the net collaboration revenue recognized or expense incurred related to the combined performance obligation for the license and vector manufacturing of bb2121 in the U.S. for the years ended December 31, 2018, 2017, and 2016:

	For the years ended December 31,
bb2121 license and manufacturing services - U.S. (in thousands)	2018 (2)	2017 (2)	2016 (2)(3)
ASC 808 bb2121 license and manufacturing revenue - U.S. (1)	$6,255	$4,905	$—
ASC 808 bb2121 license and manufacturing research and development expense - U.S. (1)	$8,689	$3,037	$—

(1)

As noted above, the calculation of collaboration revenue or research and development expense to be recognized for the Company’s combined performance obligation for its license and vector manufacturing of bb2121 in the U.S. is performed on a quarterly basis.  The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period, depending on the varying extent of effort performed by each party during the period.

(2)

As noted in Note 2, “Summary of significant accounting policies and basis of presentation,” the Company adopted Topic 606 effective January 1, 2018 using the modified retrospective transition method.  Therefore, amounts disclosed in the table above pertaining to prior periods are presented under previous accounting guidance and are therefore not comparable to the amounts recorded in the current period under Topic 606.

(3)	Revenue recognition for the bb2121 license and manufacturing services for Celgene commenced in 2017 and as such there were no amounts recognized in the consolidated statement of operations in 2016.

Revenue related to the combined unit of accounting for its non-US license and vector manufacturing services is accounted for in accordance with Topic 606. The following table summarizes the revenue recognized related to the combined unit of accounting for the bb2121 non-US license and vector manufacturing services for the years ended December 31, 2018, 2017, and 2016:

	For the years ended December 31,
bb2121 license and manufacturing services - outside of U.S. (in thousands)	2018 (1)	2017 (1)	2016 (1)(2)
ASC 606 license and manufacturing revenue - outside of U.S.	$35,900	$10,372	$—

(1)

As noted in Note 2, “Summary of significant accounting policies and basis of presentation,” the Company adopted Topic 606 effective January 1, 2018 using the modified retrospective transition method.  Therefore, amounts disclosed in the table above pertaining to prior periods are presented under previous accounting guidance and are therefore not comparable to the amounts recorded in the current period under Topic 606.

(2)	Revenue recognition for the bb2121 license and manufacturing services for Celgene commenced in 2017 and as such there were no amounts recognized in the consolidated statement of operations in 2016.

As of December 31, 2018, the aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb2121 license and manufacturing services, that is unsatisfied, or partially unsatisfied, is $50.6 million, which the Company expects to recognize as revenue as manufacturing services are provided through the remaining development period which is estimated to be through 2020. As of December 31, 2018, the Company had $23.0 million of deferred revenue associated with the combined performance obligation consisting of the bb2121 license and manufacturing services.

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

The Company concluded that the research and development services are distinct from the other promised goods and services under the arrangement given that Celgene can benefit from the research and development services on their own and such services are distinct within the context of the contract.  Thus, such services are considered to be a separate performance obligation.  Similar to bb2121, the Company concluded that the license to bb21217 is not distinct from the vector manufacturing services because the manufacturing is essential to the use of the license. Accordingly, these two promised goods and services are considered a single combined performance obligation.

bb21217 transaction price

The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2018:

(in thousands)	bb21217 transaction price as of December 31, 2018
bb21217 license fee - bb21217 License Agreement	$15,000
Estimated variable consideration	26,687
$41,687

(in thousands)	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of December 31, 2018
bb21217 research and development services	$5,444	$1,839
bb21217 license and manufacturing services	36,243	36,243
	$41,687	$38,082

The estimated variable consideration of $26.7 million relates to reimbursement from Celgene for the manufacturing services during development.  The total transaction price has been allocated to the performance obligations identified based on a relative SSP basis. The Company estimated the SSP of the license after considering potential future cash flows under the license. The Company then discounted these probability-weighted cash flows to their present value. The Company estimated the SSP of each of the research and development services and manufacturing services to be provided based on the Company’s estimated cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.

All of the clinical and regulatory milestones are fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones is outside the control of the Company and contingent upon the future success of its clinical trials, the licensee’s efforts, or the receipt of regulatory approval. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Celgene and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur. The Company re-evaluates the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, each reporting period and as uncertain events are resolved or other changes in circumstances occur.

bb21217 research and development services

The Company allocated $5.4 million of the transaction price to the research and development services. The Company will satisfy this performance obligation as the research and development services are performed.  The Company determined that the period of performance of the research and development services was two years through projected initial phase 1 clinical study substantial completion, or through September 2019.  The Company recognizes revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred.

The following table summarizes the revenue recognized related to the bb21217 research and development services for the years ended December 31, 2018, 2017, and 2016

	For the years ended December 31,
(in thousands)	2018 (1)	2017 (1)	2016 (1)(2)
bb21217 research and development services revenue	$2,884	$721	$—
	$2,884	$721	$—

(1)

As noted in Note 2, “Summary of significant accounting policies and basis of presentation,” the Company adopted Topic 606 effective January 1, 2018 using the modified retrospective transition method.  Therefore, amounts disclosed in the table above pertaining to prior periods are presented under previous accounting guidance and are therefore not comparable to the amounts recorded in the current period under Topic 606.

(2)	Celgene in-licensed bb21217 in September 2017 and as such there were no amounts recognized in the consolidated statement of operations in 2016.

As of December 31, 2018, the aggregate amount of the transaction price allocated to the bb21217 research and development services performance obligation that are unsatisfied, or partially unsatisfied, and deferred is $1.8 million, which the Company expects to recognize through September 2019 as research and development services are performed.

bb21217 license and manufacturing services

The Company will satisfy its performance obligation related to the manufacture of vectors and associated payload for incorporation into bb21217 through development as the bb21217 manufacturing services are performed. As of December 31, 2018, the manufacturing services for bb21217 had not yet commenced.  Therefore, no amounts have been recognized for the combined performance obligation in the consolidate statement of operations for the years ended December 31, 2018, 2017, and 2016.

The aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb21217 license and manufacturing services, is $36.2 million.  The Company does not expect that recognition will begin in the next twelve months and has therefore classified deferred revenue associated with the combined performance obligation as deferred revenue, net of current portion on its consolidated balance sheet. The Company had $9.8 million of remaining deferred revenue as of December 31, 2018 associated with the combined performance obligation consisting of the bb21217 license and manufacturing services.

Contract assets and liabilities – bb2121 and bb21217

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

The following table presents changes in the balances of the Company’s Celgene receivables and contract liabilities during the twelve months ended December 31, 2018:

(in thousands)	Balance at beginning of period under Topic 606	Additions	Deductions	Balance at end of period under Topic 606
Receivables	$4,635	$8,570	$(6,677)	$6,528
Contract liabilities:
Payable included in accrued expenses	$—	$8,031	$(8,031)	$—
Deferred revenue	$76,812	$—	$(41,873)	$34,939

The change in the receivables balance for the year ended December 31, 2018 is primarily driven by cash collected from Celgene for the amounts owed to the Company for the satisfaction of vector manufacturing services performed under the collaboration to date.  As of December 31, 2018, the Company has a receivable given that the Company’s U.S. development costs incurred in the fourth quarter of 2018 for which Celgene is responsible are in excess of Celgene’s U.S. development costs for which the Company is responsible.

The decrease in deferred revenue during the year ended December 31, 2018 is primarily driven by amounts recognized for the combined performance obligation consisting of the bb2121 license and manufacturing services.  During the year ended December 31, 2018, $41.9 million of the deferred revenue balance at the beginning of the period was released from deferred revenue, of which $32.1 million was recognized as collaboration revenue and $9.8 million was recorded as contra-research and development expense.

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

Accounting analysis – Regeneron

At the commencement of the arrangement, two units of accounting were identified, which are the issuance of 0.4 million of the Company’s common shares and joint research activities during the five year research collaboration term. The Company determined the total transaction price to be $100.0 million, which comprises $54.5 million attributed to the equity sold to Regeneron and $45.5 million attributed to the joint research activities. In determining the fair value of the common stock at closing, the Company considered the closing price of the common stock on the closing date of the transaction and included a lack of marketability discount because Regeneron received shares subject to certain restrictions.

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

The Company recognized approximately $1.6 million of collaboration revenue under the Regeneron Collaboration Agreement during the year ended December 31, 2018.  The Regeneron Collaboration Agreement was entered into in 2018 and as such there was no revenue recognized in 2017 or 2016.

The Company had $44.0 million remaining collaboration research advancement as of December 31, 2018, $10.6 million of which is classified as short term.

11. License and Royalty Revenue

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

Given this arrangement is within the scope of Topic 606, the Company assessed this arrangement in accordance with Topic 606 upon transition. The Company identified only one performance obligation, consisting of the license, which was satisfied at contract inception. Accordingly, the nonrefundable license fee of $7.5 million was recognized as revenue upon contract execution in the second quarter of 2017 and a $2.5 million regulatory milestone was recognized as revenue upon milestone achievement, also in the second quarter of 2017, given there were no other unsatisfied performance obligations in the arrangement. This accounting conclusion was unchanged from its historical treatment under ASC 605. Regulatory approvals are not within the Company’s control or the licensee’s control and are generally not considered probable of being achieved until those approvals are received. As such, these milestones are constrained until such time as regulatory approvals are received. Because the single performance obligation was previously satisfied, all regulatory milestones will be recognized as revenue in full in the period in which the associated milestone is achieved.

The Company began recognizing royalty revenue from sales of Kymriah in the fourth quarter of 2017. As the license was deemed to be the predominant item to which the royalties relate, the Company recognizes royalties from the sales of Kymriah when the related sales occur. For the year ended December 31, 2018, the Company recognized royalty revenue of $2.2 million.  During the year ended December 31, 2017, the Company recognized license revenue of $10.0 million in connection with this arrangement, as there were no other undelivered elements in the arrangement. The Company also recognized $0.1 million of royalty revenue in connection with this arrangement.

The associated cost of license and royalty revenue for the year ended December 31, 2018 was $0.9 million.  For the year ended December 31, 2017, the cost of license and royalty revenue was $1.4 million.

As noted in Note 2, “Summary of significant accounting policies and basis of presentation,” the Company adopted Topic 606 effective January 1, 2018 using the modified retrospective transition method.  Therefore, amounts disclosed pertaining to prior periods are presented under previous accounting guidance.

Orchard Therapeutics Limited (assigned by GlaxoSmithKline Intellectual Property Development Limited)

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

Given this arrangement is within the scope of Topic 606, the Company assessed this arrangement in accordance with Topic 606 upon transition and concluded that at the date of contract inception, only one performance obligation, consisting of the license which was satisfied at contract inception, was identified. Accordingly, the entire nonrefundable license fee of $3.0 million was recognized as revenue upon contract execution in the second quarter of 2017 given there were no other unsatisfied performance obligations in the arrangement.  This accounting conclusion was unchanged from its historical treatment under ASC 605. Regulatory approvals are not within the Company’s control or the licensee’s control and are generally not considered probable of being achieved until those approvals are received. As such, these milestones are constrained until such time as regulatory approvals are received.  During the year ended December 31, 2017, the Company recognized revenue of $3.0 million upon delivery of the license, as there were no other undelivered elements in the arrangements.  There was no revenue recognized under this arrangement in the year ended December 31, 2018. Because the single performance obligation was previously satisfied, all regulatory milestones will be recognized as revenue in full in the period in which the associated milestone is achieved.

For the year ended December 31, 2017 the cost of license and royalty revenue was $0.1 million.  Given there was no revenue recognized under this arrangement in the year ended December 31, 2018, there was no associated cost of license and royalty revenue.

As noted in Note 2, “Summary of significant accounting policies and basis of presentation,” the Company adopted Topic 606 effective January 1, 2018 using the modified retrospective transition method.  Therefore, amounts disclosed pertaining to prior periods are presented under previous accounting guidance.

12. Intangible assets

The Company’s intangible assets consist entirely of developed technology, obtained through its acquisition of Pregenen, a privately-held biotechnology company. As a result, the Company obtained gene editing and cell signaling technology with a broad range of potential therapeutic applications. The Company considered the intangible asset acquired to be developed technology, as at the date of the acquisition it could be used the way it was intended to be used in certain ongoing research and development activities. The gene editing platform intangible asset is being amortized to research and development expense over its expected useful life of approximately eight years from the date of the acquisition.

Amortization expense for the gene editing platform intangible asset was $3.8 million for each of the years ended December 31, 2018, 2017 and 2016, respectively, and accumulated amortization as of December 31, 2018 and 2017 was $16.9 million and $13.2 million, respectively. The intangible asset will continue to be amortized on a straight-line basis over its remaining useful life of 3.5 years.

13. Stock-based compensation

On June 3, 2013, the Company’s board of directors adopted its 2013 Stock Option and Incentive Plan (“2013 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 Plan replaces the 2010 Stock Option and Grant Plan (“2010 Plan”).

The 2013 Plan allows for the granting of incentive stock options, non-qualified stock options, restricted stock units and restricted stock awards to the Company’s employees, members of the board of directors, and consultants of the Company. The Company initially reserved 955,000 shares of its common stock for the issuance of awards under the 2013 Plan. The 2013 Plan provides that the number of shares reserved and available for issuance under the 2013 Plan will automatically increase each January 1, beginning on January 1, 2014, by four percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. In January 2018 and January 2019, the number of common stock available for issuance under the 2013 Plan was increased by approximately 2.0 million and 2.2 million shares, respectively, as a result of this automatic increase provision.

Any options or awards outstanding under the Company’s previous stock option plans, including both the 2010 Plan and the Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan (“2002 Plan”), at the time of adoption of the 2013 Plan remain outstanding and effective. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, expire or are otherwise terminated (other than by exercise) under the 2002 Plan and 2010 Plan are added to the shares of common stock available for issuance under the 2013 Plan. As of December 31, 2018, the total number of common stock that may be issued under all plans is 1.5 million.

The Company does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $110.8 million, $53.3 million, and $39.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. Stock-based compensation expense recognized by award type is as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Stock options	$83,449	$42,262	$33,966
Restricted stock units	26,628	10,495	5,374
Employee stock purchase plan	759	525	416
	$110,836	$53,282	$39,756

Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Research and development	$54,422	$26,633	$19,690
General and administrative	56,414	26,649	20,066
	$110,836	$53,282	$39,756

In February 2018, the Company issued restricted stock units with service and performance conditions to employees, approximately 0.2 million of which are outstanding as of December 31, 2018 and none of which vested during the year ended December 31, 2018. Vesting of these awards is contingent on the occurrence of a certain regulatory milestone event and fulfillment of any remaining service condition.  As a result, the related compensation cost will be first recognized as expense if and when achievement of the regulatory milestone is considered probable.  These awards were modified in the second quarter of 2018 as a result of the adoption of a broad-based employee plan.  The Company did not recognize any expense during the year ended December 31, 2018 related to these awards and may recognize up to $37.9 million in stock-based compensation expense related to these awards upon achievement of the performance condition and subject to the service based condition.

As of December 31, 2018, there was $199.8 million, $76.4 million and $0.1 million of unrecognized compensation expense related to unvested stock options, restricted stock units, exclusive of those with service and performance conditions described above, and the employee stock purchase plan, respectively, that is expected to be recognized over a weighted-average period of 2.8, 2.9, and 0.1 years.

Stock options

The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2018	2017	2016
Expected volatility	75.5%	78.1%	74.3%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	2.7%	2.1%	1.5%
Expected dividend yield	0.0%	0.0%	0.0%

The following table summarizes the stock option activity under the Company’s equity awards plans:

	Shares (in thousands)	Weighted- average exercise price per share	Weighted- average contractual life (in years)	Aggregate intrinsic value (a) (in thousands)
Outstanding at December 31, 2017	3,755	$67.91
Granted	1,602	$185.45
Exercised	(575)	$51.82
Canceled or forfeited	(139)	$130.93
Outstanding at December 31, 2018	4,643	$108.56	7.5	$110,812
Exercisable at December 31, 2018	2,200	$64.80	6.1	$90,785
Vested and expected to vest at December 31, 2018	4,641	$108.53	7.5	$110,593

(a)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2018.

The weighted-average fair values of options granted during 2018, 2017 and 2016 was $125.12, $62.03, and $34.22, respectively.  The intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016, was $73.1 million, $91.0 million and $15.3 million, respectively.

Restricted stock units

The following table summarizes the restricted stock unit activity under the Company’s equity award plans (shares in thousands):

	Shares	Weighted-average grant date fair value
Unvested balance at December 31, 2017	477	$80.72
Granted	673	192.90
Vested	(152)	86.60
Forfeited	(67)	149.02
Unvested balance at December 31, 2018	931	$155.99

The intrinsic value of restricted stock units vested during the years ended December 31, 2018, 2017, and 2016 was $25.5 million, $8.1 million and $5.3 million, respectively.

Employee Stock Purchase Plan

On June 3, 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 ESPP authorizes the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. During the years ended December 31, 2018 and 2017, 16,026 and 20,773 shares of common stock were issued under the 2013 ESPP, respectively.

14. 401(k) Savings plan

In 1997, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In March 2019, the Company expects to make contributions of approximately $2.4 million related to employee contributions made during 2018. In March 2018, the Company made $1.5 million of contributions related to employee contributions made during 2017. The match contribution is included in accrued expenses and other current liabilities as of December 31, 2018 and 2017.  Expense related to the 401(k) Plan totaled $2.4 million, $1.5 million, $1.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

15. Income taxes

The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
U.S.	$(440,473)	$(266,236)	$(210,188)
Foreign	(114,965)	(69,197)	(53,931)
Total	$(555,438)	$(335,433)	$(264,119)

The provision for (benefit from) income taxes were as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Current:
Federal	$—	$—	$—
State	324	115	—
Foreign	222	95	—
Deferred:
Federal	(307)	—	(588)
State	(52)	—	(24)
Foreign	—	—	—
Total income tax expense (benefit)	$187	$210	$(612)

A reconciliation of income tax provision (benefit) computed at the statutory federal income tax rate to the Company’s effective income tax rate (provision) benefit as reflected in the financial statements is as follows:

	Year ended December 31,
	2018	2017	2016
Federal income tax expense at statutory rate	21.0%	34.0%	34.0%
State income tax, net of federal benefit	5.1%	4.3%	3.3%
Permanent differences	0.9%	2.7%	(5.3%)
Research and development credit	6.5%	12.8%	15.0%
Foreign differential	(4.4%)	(6.9%)	(7.0%)
Federal tax rate change	0.1%	(31.6%)	0.0%
Other	(0.1%)	(0.8%)	0.0%
Change in valuation allowance	(29.1%)	(14.6%)	(39.9%)
Effective income tax rate (expense) benefit	0.0%	(0.1%)	0.1%

For the years ended December 31, 2018, 2017 and 2016, the Company recognized an income tax (expense) benefit of $(0.2) million or 0.0%, $(0.2) million or (0.1)%, and $0.6 million or 0.1%, respectively.  The Company did not recognize any significant tax expense for the years ended December 31, 2018, 2017, or 2016 as the Company was subject to a full valuation allowance.

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are composed of the following (in thousands):

	Year ended December 31,
	2018	2017
Deferred tax assets:
U.S. net operating loss carryforwards (federal and state)	$298,701	$194,160
Tax credit carryforwards (federal and state)	167,517	131,289
Capitalized license fees and research and development expenses	18,083	13,629
60 Binney Street lease	42,059	42,025
Deferred revenue	21,442	12,795
Stock-based compensation	31,858	19,519
Accruals and other	8,886	6,262
Total deferred tax assets	588,546	419,679
Intangible assets	(3,579)	(4,567)
Fixed assets	(41,472)	(42,062)
Less valuation allowance	(543,495)	(373,050)
Net deferred taxes	$—	$—

A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The valuation allowance increased on a net basis by approximately $170.4 million during the year ended December 31, 2018 due primarily to net operating losses, tax credit carryforwards, and stock-based compensation.

As of December 31, 2018, 2017 and 2016, the Company had U.S. federal net operating loss carryforwards of approximately $1,096.7 million, $716.1 million, and $466.8 million, respectively, which may be available to offset future income tax liabilities. Of the amount as of December 31, 2018, $386.0 million will carryforward indefinitely while $710.7 million will expire at various dates through 2037. As of December 31, 2018, 2017 and 2016, the Company also had U.S. state net operating loss carryforwards of approximately $1,082.1 million, $692.9 million, and $456.8 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2038. At December 31, 2016, $195.4 million and $195.4 million of federal and state net operating losses, respectively, related to excess equity based compensation tax deductions, the benefits for which will be recorded to additional paid-in capital when recognized through a reduction of cash taxes paid. As a result of adopting FASB ASU 2016-09 in the first quarter of 2017, the Company recorded a cumulative-effect adjustment to retained earnings of $76.7 million to record a net deferred tax asset relative to these tax attribute carryforwards.  The deferred tax asset was offset by a corresponding adjustment to the valuation allowance.

As of December 31, 2018, 2017 and 2016, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $156.2 million, $124.1 million, and $83.2 million, respectively, available to reduce future tax liabilities which expire at various dates through 2038. As of December 31, 2018, 2017 and 2016, the Company had state credit carryforwards of approximately $14.3 million, $9.1 million, and $6.0 million, respectively, available to reduce future tax liabilities which expire at various dates through 2033.

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

During the fourth quarter of 2018, the Company completed an analysis of prior year estimates of U.S. research and development and orphan drug tax credits for the years 2013 through 2017. The analysis resulted in an immaterial adjustment to our income tax benefit, which was offset by an adjustment to the valuation allowance.

The Company or one of its subsidiaries files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2015 through December 31, 2017. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, state or foreign tax authorities to the extent utilized in a future period.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Unrecognized tax benefits
Balance as of December 31, 2016	$—
Increases for tax positions related to current period	—
Increases for tax positions related to prior periods	—
Balance as of December 31, 2017	—
Increases for tax positions related to current period	3,370
Increases for tax positions related to prior periods	8,725
Balance as of December 31, 2018	12,095

The unrecognized tax benefits at December 31, 2018, if recognized, would not affect the Company’s effective tax rate due to its full valuation allowance position. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for income taxes. For the years ended December 31, 2018, 2017 and 2016, the Company’s accrued interest and penalties related to uncertain tax positions were not material.

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. This law substantially amended the Internal Revenue Code and among other things, permanently reduced the U.S. corporate income tax rate from 35% to 21%. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date.   In accordance with SAB 118, there were no material adjustments recorded and the accounting for these changes has been completed as of December 31, 2018.

16. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2018	2017	2016
Outstanding stock options	4,643	3,755	3,735
Restricted stock units	931	477	263
ESPP shares	10	9	11
	5,584	4,241	4,009

17. Selected quarterly financial data (unaudited)

The following table contains quarterly financial information for 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2018
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
	(in thousands, except per share data)
Total revenues	$15,957	$7,851	$11,528	$19,243	$54,579
Total operating expenses	132,586	156,465	161,347	176,204	626,602
Loss from operations	(116,629)	(148,614)	(149,819)	(156,961)	(572,023)
Net loss	(115,126)	(145,996)	(145,480)	(149,023)	(555,625)
Net loss per share applicable to common stockholders - basic and diluted	$(2.31)	$(2.91)	$(2.73)	$(2.72)	$(10.68)

	2017
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
	(in thousands, except per share data)
Total revenues	$6,832	$16,716	$7,711	$4,168	$35,427
Total operating expenses	76,745	84,538	85,369	120,940	367,592
Loss from operations	(69,913)	(67,822)	(77,658)	(116,772)	(332,165)
Net loss	(68,712)	(70,898)	(78,805)	(117,228)	(335,643)
Net loss per share applicable to common stockholders - basic and diluted	$(1.68)	$(1.73)	$(1.73)	$(2.52)	$(7.71)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1	333-188605	4.5	May 14, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013

10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013

10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013

10.5†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013

10.6†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017

10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013

10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015

10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013

10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.10	May 14, 2013

10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1	333-188605	10.11	May 14, 2013

10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 7, 2015

10.15	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016

10.16	Amendment No. 2 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.17	November 1, 2017

10.17†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q/A	001-35966	10.16	November 2, 2016

10.18†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.19	November 1, 2017

10.19†	Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated March 26, 2018	10-Q	001-35966	10.20	May 2, 2018

10.20†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q/A	001-35966	10.17	November 2, 2016

10.21†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017

10.22†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q/A	001-35966	10.18	November 2, 2016

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.23†	License Agreement, dated December 23, 2015, by and between the Registrant and SIRION Biotech GmbH	—	—	—	Filed herewith

10.24†	Toll Manufacturing and Service Agreement, dated November 18, 2016, by and between the Registrant and APCETH Biopharma GmbH	—	—	—	Filed herewith

10.25†	Clinical and Commercial Supply Agreement – Viral Vector Product, dated November 27, 2017, by and between the Registrant and SAFC Carlsbad, Inc.	—	—	—	Filed herewith

10.26#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.27#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.28#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.29#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.30#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016

10.31#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017

10.32#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 7, 2015

10.33#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017

10.34#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.35#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018

10.36#	Offer Letter, dated November 16, 2017, by and between the Registrant and Kory Wentworth	10-K	001-35966	10.39	February 21, 2018

10.37#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013

10.38#	Employment Agreement, dated December 18, 2018, by and between the Registrant and William (“Chip”) Baird	8-K	001-35966	10.1	February 11, 2019

10.39†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.40	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	August 3, 2016

10.41	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017

21.1	Subsidiaries of the Registrant	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.	—	—	—	Filed herewith
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

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

Name	Title	Date

/s/ Nick Leschly	President, Chief Executive Officer and Director	February 21, 2019
Nick Leschly	(Principal Executive Officer and Duly Authorized Officer)

/s/ Jeffrey Walsh	Chief Strategy Officer	February 21, 2019
Jeffrey Walsh	(Principal Financial Officer and Duly Authorized Officer)

/s/ Kory Wentworth	Vice President, Finance and Treasurer	February 21, 2019
Kory Wentworth	(Principal Accounting Officer)

/s/ Daniel S. Lynch	Director	February 21, 2019
Daniel S. Lynch

/s/ John O. Agwunobi, M.D.	Director	February 21, 2019
John O. Agwunobi, M.D.

/s/ Wendy L. Dixon, Ph.D.	Director	February 21, 2019
Wendy L. Dixon, Ph.D.

/s/ Mary Lynne Hedley, Ph.D.	Director	February 21, 2019
Mary Lynne Hedley, Ph.D.

/s/ James Mandell, M.D.	Director	February 21, 2019
James Mandell, M.D.

/s/ Douglas A. Melton, Ph.D.	Director	February 21, 2019
Douglas A. Melton, Ph.D.

/s/ David P. Schenkein, M.D.	Director	February 21, 2019
David P. Schenkein, M.D.

/s/ Mark Vachon	Director	February 21, 2019
Mark Vachon