Form 10-Q
period 2019-03-31
bluebird bio, Inc.
filed 2019-05-03
CIK 1293971

!

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	BLUE	The NASDAQ Global Select Market LLC

As of April 26, 2019, there were 55,123,256 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par value amounts)

	As of	As of
	March 31,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$221,738	$402,579
Marketable securities	1,100,079	982,725
Prepaid expenses	23,766	19,762
Receivables and other current assets	19,449	13,931
Total current assets	1,365,032	1,418,997
Marketable securities	408,949	506,123
Property, plant and equipment, net	114,030	246,622
Intangible assets, net	12,228	13,169
Goodwill	13,128	13,128
Operating lease right-of-use assets	184,618	—
Restricted cash and other non-current assets	40,630	44,805
Total assets	$2,138,615	$2,242,844
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$30,241	$17,831
Accrued expenses and other current liabilities	76,152	99,393
Operating lease liability, current portion	17,566	—
Deferred revenue, current portion	11,490	18,602
Collaboration research advancement, current portion	11,242	10,605
Total current liabilities	146,691	146,431
Deferred revenue, net of current portion	14,777	16,338
Collaboration research advancement, net of current portion	30,746	33,349
Contingent consideration	5,526	5,230
Operating lease liability, net of current portion	168,200	—
Financing lease obligation, net of current portion	—	153,319
Other non-current liabilities	576	3,107
Total liabilities	366,516	357,774
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 55,069 and 54,738 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	551	547
Additional paid-in capital	3,430,030	3,386,958
Accumulated other comprehensive loss	(1,792)	(3,627)
Accumulated deficit	(1,656,690)	(1,498,808)
Total stockholders’ equity	1,772,099	1,885,070
Total liabilities and stockholders’ equity	$2,138,615	$2,242,844

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	For the three months ended March 31,
	2019	2018
Revenue:
Collaboration revenue	$11,177	$15,608
License and royalty revenue	1,294	349
Total revenues	12,471	15,957
Operating expenses:
Research and development	122,640	97,109
General and administrative	60,279	34,926
Cost of license and royalty revenue	430	17
Change in fair value of contingent consideration	296	534
Total operating expenses	183,645	132,586
Loss from operations	(171,174)	(116,629)
Interest income, net	10,102	1,388
Other (expense) income, net	(3,389)	115
Loss before income taxes	(164,461)	(115,126)
Income tax benefit	15	—
Net loss	$(164,446)	$(115,126)
Net loss per share - basic and diluted:	$(2.99)	$(2.31)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	54,957	49,923
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax expense of $0.4 million and $0.0 million for the three months ended March 31, 2019 and 2018, respectively	1,835	(844)
Total other comprehensive income (loss)	1,835	(844)
Comprehensive loss	$(162,611)	$(115,970)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balances at December 31, 2018	54,738	$547	$3,386,958	$(3,627)	$(1,498,808)	$1,885,070
Adjustment to beginning accumulated deficit from adoption of ASU 2016-02	—	—	—	—	6,564	6,564
Vesting of restricted stock units	131	2	(2)	—	—	—
Exercise of stock options	189	2	9,502	—	—	9,504
Purchase of common stock under ESPP	11	—	1,231	—	—	1,231
Stock-based compensation	—	—	32,341	—	—	32,341
Other comprehensive income	—	—	—	1,835	—	1,835
Net loss	—	—	—	—	(164,446)	(164,446)
Balances at March 31, 2019	55,069	$551	$3,430,030	$(1,792)	$(1,656,690)	$1,772,099

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balances at December 31, 2017	49,406	$494	$2,540,951	$(4,205)	$(913,808)	$1,623,432
Adjustment to beginning accumulated deficit from adoption of ASU 2014-09	—	—	—	—	(29,375)	(29,375)
Vesting of restricted stock units	74	1	(1)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $2,563	277	3	48,698	—	—	48,701
Exercise of stock options	301	3	19,727	—	—	19,730
Purchase of common stock under ESPP	9	—	687	—	—	687
Stock-based compensation	—	—	22,995	—	—	22,995
Other comprehensive loss	—	—	—	(844)	—	(844)
Net loss	—	—	—	—	(115,126)	(115,126)
Balances at March 31, 2018	50,067	$501	$2,633,057	$(5,049)	$(1,058,308)	$1,570,201

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(164,446)	$(115,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	296	534
Depreciation and amortization	3,783	4,020
Stock-based compensation expense	32,341	22,995
Unrealized loss on equity securities	3,085	—
Other non-cash items	(3,456)	2,403
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(12,793)	(13,486)
Operating lease right-of-use assets	5,374	—
Accounts payable	10,590	(737)
Accrued expenses and other liabilities	(21,514)	4,541
Operating lease liabilities	3,224	—
Deferred revenue	(8,672)	(13,966)
Collaboration research advancement	(1,966)	—
Net cash used in operating activities	(154,154)	(108,822)
Cash flows from investing activities:
Purchase of property, plant and equipment	(19,321)	(7,452)
Purchases of marketable securities	(381,735)	(402,413)
Proceeds from maturities of marketable securities	364,143	145,140
Net cash used in investing activities	(36,913)	(264,725)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of issuance costs	—	48,701
Reimbursement of assets under financing lease obligation	—	3,098
Payments on financing lease obligation	—	(106)
Proceeds from exercise of stock options and ESPP contributions	10,223	19,984
Net cash provided by financing activities	10,223	71,677
Decrease in cash, cash equivalents and restricted cash	(180,844)	(301,870)
Cash, cash equivalents and restricted cash at beginning of period	417,099	772,268
Cash, cash equivalents and restricted cash at end of period	$236,255	$470,398
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$9,302	$2,817
Assets acquired under operating lease obligation	$5,500	$—
Tenant improvements included in receivables and other current assets	$8,009	$14
Restricted cash included in receivables and other current assets	$100	$100
Restricted cash included in restricted cash and other non-current assets	$14,417	$13,763

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

The Company’s programs in severe genetic diseases include ZYNTEGLOTM (autologous CD34+ cells encoding βA-T87Q-globin gene) as a treatment for transfusion-dependent β-thalassemia, or TDT; its LentiGlobin® product candidate as a treatment for sickle cell disease, or SCD; and its Lenti-DTM product candidate as a treatment for cerebral adrenoleukodystrophy, or CALD. In the second half of 2018, the Company filed a marketing authorization application with the European Medicines Agency, or EMA, for ZYNTEGLO (formerly referred to as LentiGlobin for TDT) for the treatment of patients 12 years and older with TDT who do not have a β0/β0 genotype, for whom hematopoietic stem cell (HSC) transplantation is appropriate but a human leukocyte-matched related HSC donor is not available. In March 2019, the Committee for Medicinal Products for Human Use of the EMA adopted a positive opinion recommending conditional marketing authorization for ZYNTEGLO in Europe. Assuming that the application is conditionally approved, the Company expects to begin commercializing and generating product revenues in the second half of 2019. The Company’s programs in oncology are focused on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. Idecabtagene vicleucel, or ide-cel (bb2121), and bb21217, which are product candidates in oncology under the Company’s collaboration arrangement with Celgene Corporation (“Celgene”), are CAR T cell product candidates for the treatment of multiple myeloma. Please refer to Note 9, “Collaborative arrangements” for further discussion of the Company’s collaboration with Celgene.

As of March 31, 2019, the Company had cash, cash equivalents and marketable securities of $1.73 billion. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months.

2. Basis of presentation, principles of consolidation and significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2019 and 2018.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2019.

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

Significant accounting policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2018 Annual Report on Form 10-K, except as noted below with respect to the Company’s lease accounting policies and as noted within the “Recent accounting pronouncements – Recently adopted” section below.

Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), (“ASU 2016-02” or “ASC 842”), using the required modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company does not have material financing leases.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate its incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating.  Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

The Company has elected not to recognize leases with an original term of one year or less on the balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

ASC 842 transition practical expedients and application of transition provisions to leases at the transition date

The Company elected the following practical expedients, which must be elected as a package and applied consistently to all of its leases at the transition date (including those for which the entity is a lessee or a lessor): i) the Company did not reassess whether any expired or existing contracts are or contain leases; ii) the Company did not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with ASC 840 are classified as operating leases, and all existing leases that were classified as capital leases in accordance with ASC 840 are classified as finance leases); and iii) the Company did not reassess initial direct costs for any existing leases.

For leases that existed prior to the date of initial application of ASC 842 (which were previously classified as operating leases), a lessee may elect to use either the total lease term measured at lease inception under ASC 840 or the remaining lease term as of the date of initial application of ASC 842 in determining the period for which to measure its incremental borrowing rate.  In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates.

Application of ASC 842 policy elections to leases post adoption

The Company has made certain policy elections to apply to its leases executed post adoption, or subsequent to January 1, 2019, as further described below.

In accordance with ASC 842, components of a lease should be split into three categories: lease components, non-lease components, and non-components.  The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.

ASC 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset.  The Company applies the bright line thresholds referenced in ASC 842-10-55-2 to assist in evaluating leases for appropriate classification. The aforementioned bright lines are applied consistently to the Company’s entire portfolio of leases.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, among others: subsequent fair value estimates used to assess potential impairment of long-lived assets, including goodwill and intangible assets, right-of-use assets and lease liabilities, contingent consideration, stock-based compensation expense, accrued expenses, revenue and income taxes.

Recent accounting pronouncements

Recently adopted

ASU No. 2016-02, Leases (Topic 842), ASU No. 2018-10 Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, and ASU No. 2019-01 Leases (Topic 842): Codification Improvements

In February 2016, the FASB issued ASU 2016-02, as amended, which superseded the lease accounting requirements in ASC 840 and created ASC 842. ASC 842 requires a lessee to recognize assets and liabilities on the balance sheet for most leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance.

Effective January 1, 2019, the Company adopted ASU 2016-02, using the required modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840.

The adoption of this standard resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of $184.4 million and $177.0 million, respectively, on the Company’s condensed consolidated balance sheet relating to its leases for its corporate headquarters at 60 Binney Street in Cambridge, Massachusetts (the “60 Binney Street Lease”), its office and laboratory space in Seattle, Washington, its office space in Zug, Switzerland, and its embedded leases associated with certain of the Company’s contract manufacturing agreements.  The application of the standard’s transition guidance required the de-recognition of the 60 Binney Street Lease building asset, financing lease obligation, current portion, and financing lease obligation, net of current portion in the amounts of $149.3 million, $1.4 million, and $153.3 million, respectively, as well as certain other adjustments to related account balances.  In adopting ASU 2016-02, the Company recorded a total one-time adjustment of $6.6 million to the opening balance of accumulated deficit in the first quarter of 2019 primarily relating to the de-recognition of the 60 Binney Street Lease building asset finance lease obligation.

As a result of adopting ASU 2016-02, the Company recorded an increase to deferred tax assets and deferred tax liabilities of $5.3 million and $7.1 million, respectively. The $1.8 million net increase to deferred tax liabilities and an offsetting valuation allowance adjustment was recorded through the accumulated deficit, such that there was no tax impact on the Company’s condensed consolidated financial statements as a result of adoption.

ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities

In April 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities (“Subtopic 310-20”). The new standard amends the amortization period for certain purchased callable debt securities held at a premium by shortening the amortization period for the premium to the earliest call date. Subtopic 310-20 calls for a modified retrospective application under which a cumulative-effect adjustment will be made to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company adopted this standard on January 1, 2019 and it did not have a material impact on the Company’s financial position or results of operations upon adoption.

ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The new standard allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The Company adopted this standard on January 1, 2019 and it did not have a material impact on the Company’s financial position and results of operations upon adoption.

Not yet adopted

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements.  The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective beginning January 1, 2020 and early adoption is permitted with measurement dates on or after January 1, 2019.  The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

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

ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

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

ASU No. 2018-15, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, (“ASU 2018-15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new standard will be effective beginning January 1, 2020 and early adoption is permitted. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company is currently evaluating the potential impact ASU 2018-15 may have on its financial position and results of operations upon adoption.

ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, (“ASU 2018-18”). The amendments in this update clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The new standard will be effective beginning January 1, 2020 and early adoption is permitted. The Company is currently evaluating the potential impact ASU 2018-18 may have on its financial position and results of operations upon adoption.

3. Marketable securities

The following table summarizes the marketable securities held at March 31, 2019 and December 31, 2018 (in thousands):

Description	Amortized cost / Cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2019
U.S. government agency securities and treasuries	$1,357,641	$1,604	$(1,400)	$1,357,845
Certificates of deposit	5,960	—	—	5,960
Corporate bonds	83,536	81	(19)	83,598
Commercial paper	42,542	—	—	42,542
Equity securities	20,017	—	(934)	19,083
Total	$1,509,696	$1,685	$(2,353)	$1,509,028
December 31, 2018
U.S. government agency securities and treasuries	$1,459,649	$963	$(3,011)	$1,457,601
Certificates of deposit	9,080	—	—	9,080
Equity securities	20,017	2,150	—	22,167
Total	$1,488,746	$3,113	$(3,011)	$1,488,848

No available-for-sale debt securities held as of March 31, 2019 or December 31, 2018 had remaining maturities greater than three years.

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2019
Assets:
Cash and cash equivalents	$221,738	$214,346	$7,392	$—
Marketable securities:
U.S. government agency securities and treasuries	1,357,845	—	1,357,845	—
Certificates of deposit	5,960	—	5,960	—
Commercial paper	42,542	—	42,542	—
Corporate bonds	83,598	—	83,598	—
Equity securities	19,083	19,083	—	—
Total assets	$1,730,766	$233,429	$1,497,337	$—
Liabilities:
Contingent consideration	$5,526	$—	$—	$5,526
Total liabilities	$5,526	$—	$—	$5,526
December 31, 2018
Assets:
Cash and cash equivalents	$402,579	$348,638	$53,941	$—
Marketable securities:
U.S. government agency securities and treasuries	1,457,601	—	1,457,601	—
Certificates of deposit	9,080	—	9,080	—
Equity securities	22,167	22,167	—	—
Total assets	$1,891,427	$370,805	$1,520,622	$—
Liabilities:
Contingent consideration	$5,230	$—	$—	$5,230
Total liabilities	$5,230	$—	$—	$5,230

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of March 31, 2019, cash and cash equivalents comprise funds in cash, money market accounts, and commercial paper. As of December 31, 2018, cash and cash equivalents comprise funds in cash, U.S. treasury securities, U.S. government agency securities, and money market accounts.

Marketable securities

Marketable securities classified as Level 2 within the valuation hierarchy generally consist of certificates of deposit, U.S. treasury securities and government agency securities, corporate bonds, and commercial paper. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At March 31, 2019 and December 31, 2018, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2019 or 2018, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2019 and December 31, 2018 was $189.2 million and $787.5 million, respectively. As of March 31, 2019 and December 31, 2018, there were $411.6 million and $315.3 million in securities held by the Company in an unrealized loss position for more than twelve months, respectively. The aggregate unrealized loss on securities held by the Company for less than twelve months as of March 31, 2019 and December 31, 2018 was $0.1 million and $0.9 million, respectively. The aggregate unrealized loss on securities held by the Company for more than twelve months as of March 31, 2019 and December 31, 2018 was $1.3 million and $2.1 million, respectively. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of March 31, 2019 and December 31, 2018.

The Company holds equity securities with an aggregate fair value of $19.1 million and $22.2 million as of March 31, 2019 and December 31, 2018, respectively, within short-term marketable securities on its condensed consolidated balance sheet. The Company has recorded a $3.1 million unrealized loss during the three months ended March 31, 2019 related to its equity securities, which is included in other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2021 to 2028 and discount rates ranging from 14.3% to 15.2%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations, which include Level 3 inputs (in thousands):

For the three months ended
March 31, 2019
Beginning balance	$5,230
Additions	—
Changes in fair value	296
Payments	—
Ending balance	$5,526

Please refer to Note 8, “Commitments and contingencies” for further information.

5. Property, plant and equipment, net

Property, plant and equipment, net, consists of the following (in thousands):

	As of	As of
	March 31, 2019	December 31, 2018
Land	$1,210	$1,210
Building	14,913	180,094
Computer equipment and software	6,474	6,365
Office equipment	5,788	5,584
Laboratory equipment	39,442	35,693
Leasehold improvements	12,325	183
Construction-in-progress	60,766	46,669
Total property, plant and equipment	140,918	275,798
Less accumulated depreciation and amortization	(26,888)	(29,176)
Property, plant and equipment, net	$114,030	$246,622

North Carolina manufacturing facility

In November 2017, the Company acquired a manufacturing facility, which is in the process of construction, in Durham, North Carolina for the future manufacture of lentiviral vector for the Company’s gene therapies.  Construction-in-progress as of March 31, 2019 and December 31, 2018 includes $47.1 million and $40.4 million, respectively, related to the North Carolina manufacturing facility. During the three months ended March 31, 2019, the Company placed an additional $2.7 million of the North Carolina manufacturing facility into service and began to depreciate the assets. Total building assets placed into service related to the North Carolina manufacturing facility as of March 31, 2019 and December 31, 2018 were $14.9 million and $12.2 million, respectively.

60 Binney Street Lease

As a result of the adoption of ASU 2016-02, the Company de-recognized $156.0 million of the building asset and $6.7 million of accumulated depreciation related to its corporate headquarters at 60 Binney Street. Prior to the adoption of ASU 2016-02, the Company classified leasehold improvements associated with the 60 Binney Street building as building. Subsequent to the adoption of ASU 2016-02, the leasehold improvements associated with the 60 Binney Street building are classified as leasehold improvements.  Please refer to Note 2, “Basis of presentation, principles of consolidation and significant accounting policies” and Note 7, “Leases” for further information.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	March 31, 2019	December 31, 2018
Employee compensation	$16,404	$28,567
Accrued manufacturing costs	12,125	21,618
Accrued clinical and contract research organization costs	14,724	11,891
Accrued license and milestone fees	323	7,739
Accrued professional fees	1,906	1,830
Financing lease obligation, current portion	—	1,424
Other	30,670	26,324
Total accrued expenses and other current liabilities	$76,152	$99,393

7. Leases

The Company leases certain office and laboratory space.  Additionally, the Company has embedded leases at contract manufacturing organizations.

Embedded operating leases

On June 3, 2016, the Company entered into a manufacturing agreement for the future commercial production of the Company’s ZYNTEGLO, LentiGlobin, and Lenti-D drug products with a contract manufacturing organization. Under this 12-year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, the Company paid $12.0 million upon the achievement of certain contractual milestones, and may pay up to $8.0 million in additional contractual milestones if the Company elects its option to lease additional suites. Construction was completed in March 2018 and beginning in April 2018 the Company pays $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites.

The Company may terminate this agreement at any time upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. The Company concluded in prior periods that this agreement contained an embedded lease under ASC 840 as the suites are designated for the Company’s exclusive use during the term of the agreement. The Company concluded that it was not the deemed owner during construction nor was it a capital lease under ASC 840. As a result, in prior periods the Company accounted for the agreement as an operating lease under ASC 840 and recognized straight-line rent expense over the non-cancellable term of the embedded lease. As part of its adoption of ASC 842, effective January 1, 2019, the Company carried forward its existing lease classification under ASC 840. Additionally, the Company recorded a right-of-use asset and lease liability for this operating lease on the effective date and is recognizing rent expense on a straight-line basis throughout the remaining term of the embedded lease.

The Company’s other embedded leases are not material to the condensed consolidated financial statements.

60 Binney Street Lease

On September 21, 2015, the Company entered into a lease agreement for office and laboratory space located in a building (the “Building”) at 60 Binney Street, Cambridge, Massachusetts (the “60 Binney Street Lease”), which is now the Company’s corporate headquarters. Under the terms of the 60 Binney Street Lease, starting on October 1, 2016, the Company leases approximately 253,108 square feet of office and laboratory space at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes. The Company currently maintains a $13.8 million collateralized letter of credit and, subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease to $9.2 million over time. Pursuant to a work letter entered into in connection with the 60 Binney Street Lease, the landlord contributed an aggregate of $42.4 million toward the cost of construction and tenant improvements for the Building.

The Company has occupied the Building beginning on March 27, 2017 and the 60 Binney Street Lease will continue until March 31, 2027. The Company has the option to extend the 60 Binney Street Lease for two successive five-year terms.  The Company is accounting for this lease under ASC 842 using its initial 10-year term through March 31, 2027 and will reassess the lease term on a quarterly basis.

Due to the Company’s involvement in the construction project, including having responsibility to pay for a portion of the costs of finish work and mechanical, electrical, and plumbing elements of the Building, among other items, the Company was deemed for accounting purposes to be the owner of the Building during the construction period, per ASC 840. Accordingly, under ASC 840, construction costs that were incurred by the landlord directly or indirectly through reimbursement to the Company as part of its tenant improvement allowance were recorded as an asset in Property, plant and equipment, net on the Company’s consolidated balance sheets.

The Company evaluated the 60 Binney Street Lease upon occupancy on March 27, 2017 and determined that the 60 Binney Street Lease did not meet the criteria for “sale-leaseback” treatment under ASC 840. This determination was based on, among other things, the Company's continuing involvement with the property in the form of non-recourse financing to the lessor. Accordingly, upon occupancy, the Company commenced depreciating the portion of the building in service over a useful life of 40 years and incurred interest expense related to the financing obligation.

As part of its adoption of ASC 842, the Company de-recognized the building asset and corresponding financing obligation recorded on the Company’s consolidated balance sheets as of December 31, 2018, in accordance with the ASC 842 transition guidance. In applying the ASC 842 transition guidance, the Company classified this lease as an operating lease and recorded a right-of-use asset of $127.3 million and lease liability of $125.8 million on the effective date. The Company is recognizing rent expense on a straight-line basis throughout the remaining term of the lease.

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2019:

Operating leases	For the three months ended
(in thousands)	March 31, 2019
Lease cost (1)
Operating lease cost	$8,483
Total lease cost	$8,483

Other information
Operating cash flows used for operating leases	$7,946
Weighted average remaining lease term	7.7 years
Weighted average discount rate	6.64%

(1)	Short-term lease costs and variable lease costs incurred by the Company for the three months ended March 31, 2019 were immaterial.

As of March 31, 2019, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of lease liabilities	As of
(in thousands)	March 31, 2019
2019 (excluding the three months ended March 31, 2019)	$21,286
2020	32,093
2021	32,480
2022	27,632
2023	28,033
2024 and thereafter	98,151
Total lease payments	239,675
Less: imputed interest	(53,909)
Total operating lease liabilities	$185,766

The above table excludes $18.0 million of legally binding minimum lease payments for leases executed but not yet commenced as of March 31, 2019.  Please refer to Note 14, “Subsequent events” for discussion of a sublease agreement which was executed in April 2019.

8. Commitments and contingencies

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

Other funding commitments

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones not met at March 31, 2019 and December 31, 2018 or royalties on future sales of specified products, which includes the collaboration agreement entered into with Regeneron Pharmaceuticals, Inc. (“Regeneron”) in August 2018. Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. Please refer to Note 9, “Collaborative arrangements,” for further information on the collaboration agreement with Regeneron.

We may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales have occurred, such contingencies are recorded in the Company’s financial statements.

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

9. Collaborative arrangements

To date, the Company’s collaboration revenue has been exclusively generated from its collaboration arrangements with Celgene Corporation and Regeneron, each as further described below.

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

Celgene Amended Collaboration Agreement

On June 3, 2015, the Company and Celgene amended and restated the Celgene Collaboration Agreement (the “Amended Celgene Collaboration Agreement”).  Under the Amended Celgene Collaboration Agreement, the parties narrowed the focus of the collaboration to exclusively work on anti- B-cell maturation antigen (“BCMA”) product candidates for a new three-year term that ended in June 2018. In connection with the Amended Celgene Collaboration Agreement, the Company received an up-front, one-time, non-refundable, non-creditable payment of $25.0 million to fund research and development under the collaboration. The collaboration is governed by the JSC. Under the terms of the Amended Celgene Collaboration Agreement, for up to two product candidates selected for development under the collaboration, the Company was responsible for conducting and funding all research and development activities performed up through completion of the initial phase 1 clinical study of such product candidates.

On a product candidate-by-product candidate basis, up through a specified period following enrollment of the first patient in an initial phase 1 clinical study for such product candidate (the “Option Period”), the Company had granted Celgene an option to obtain an exclusive worldwide license to develop and commercialize such product. Following Celgene’s license of each product candidate, the Company is entitled to elect to co-develop and co-promote each product candidate in the U.S.

Celgene Ide-cel License Agreement

On February 10, 2016, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize ide-cel, the first product candidate under the Amended Celgene Collaboration Agreement, pursuant to an executed license agreement (“Ide-cel License Agreement”) entered into by the parties on February 16, 2016 and paid to the Company the associated $10.0 million option fee. Pursuant to the Ide-cel License Agreement, Celgene was responsible for development and related funding of ide-cel after the substantial completion of the phase 1 clinical trial.  The Company was responsible for the manufacture of vector and associated payload throughout development and upon Celgene’s request, throughout commercialization, the costs of which were reimbursable by Celgene in accordance with the terms of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement, as further described below. Celgene was responsible for the manufacture of drug product throughout development and commercialization.

Celgene Ide-cel Co-Development, Co-Promote and Profit Share Agreement

On March 28, 2018, the Company elected to co-develop and co-promote ide-cel within the U.S. pursuant to the execution of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (“Ide-cel CCPS”), which replaced the Ide-cel License Agreement.  The responsibilities of the parties remain unchanged from those under the Ide-cel License Agreement, however, the Company will share equally in all profits and losses relating to developing, commercializing and manufacturing ide-cel within the U.S. and has the right to participate in the development and promotion of ide-cel in the U.S.  Celgene is responsible for the costs incurred to manufacture vector and associated payload for use outside of the U.S., plus a markup. Under the Ide-cel CCPS, the Company may receive up to $70.0 million in development milestone payments for the first indication to be addressed by ide-cel, with the ability to obtain additional milestone payments for a second indication and modified licensed products.  In addition, to the extent ide-cel is commercialized, the Company is entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the U.S., subject to certain reductions.

Celgene bb21217 License Agreement

On September 22, 2017, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, the second product candidate under the Amended Celgene Collaboration Agreement, pursuant to an executed license agreement (“bb21217 License Agreement”) entered into by the parties on September 28, 2017 and paid the Company an option fee of $15.0 million.  Pursuant to the bb21217 License Agreement, Celgene is responsible for development and related funding of bb21217 after the substantial completion of the on-going phase 1 clinical trial.  The Company is responsible for the manufacture of vector and associated payload throughout development and upon Celgene’s request, throughout commercialization. Expenses incurred by the Company associated with these activities are fully reimbursable by Celgene at cost plus a mark-up. Throughout both development and commercialization, Celgene is responsible for the manufacture of drug product.

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

Accounting Analysis – Ide-cel

ASC Topic 606, Revenue From Contracts With Customers (“Topic 606”), allows entities to reflect the aggregate effect of all contract modifications when identifying the satisfied and unsatisfied performance obligations for contracts that were modified prior to Topic 606 adoption. Celgene’s option to in-license the first product candidate, ide-cel, under the arrangement was considered a material right at the time the Amended Celgene Collaboration Agreement was executed in June 2015 given the product candidate had been formally nominated by the JSC and that substantially all investigational new drug application, or IND, enabling activities had been completed by that time. In making this determination, the Company also considered the option price relative to the value of the underlying license. Celgene’s exercise of this material right in February 2016 was determined to represent a contract modification and represents the last contract modification prior to the adoption of Topic 606. As a result, the Celgene Collaboration Agreement, Amended Celgene Collaboration Agreement, and Ide-cel CCPS are combined for accounting purposes and treated as a single arrangement. As of February 2016, Celgene’s option to license an additional product candidate under the collaboration did not represent a material right due primarily to the significant uncertainty regarding whether any additional product candidates would be identified under the Amended Celgene Collaboration Agreement. Therefore, the license to the Company’s second product candidate, bb21217, which was executed in September 2017, is accounted for as a separate contract.  Refer below for discussion of the bb21217 accounting analysis.

As of the February 2016 contract modification date, the Company concluded the arrangement contained the following promised goods and services: (i) research and development services, (ii) a license to ide-cel, and (iii) manufacture of vectors and associated payload for incorporation into ide-cel through development.  The Company determined that the manufacture of commercial vector represents an option to acquire additional goods and services that is not representative of a material right. In addition, at that time Celgene had not exercised its option to purchase any commercial vector. Accordingly, the manufacture of commercial vector is not considered to be a performance obligation at this time.

The Company concluded that the research and development services are distinct from the other promised goods and services under the arrangement given that Celgene can benefit from the research and development services on their own and such services are distinct within the context of the contract.  Thus, such services are considered to be a separate performance obligation.  The Company concluded that the license to ide-cel is not distinct from the vector manufacturing services because the manufacturing is essential to the use of the license. Accordingly, these two promised goods and services are considered a single combined performance obligation.

Ide-cel transaction price

The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of March 31, 2019:

(in thousands)	Ide-cel transaction price as of March 31, 2019
Up-front non-refundable payment - Celgene Collaboration Agreement	$75,000
Up-front non-refundable payment - Amended Celgene Collaboration Agreement	25,000
Ide-cel license fee - Ide-cel License Agreement	10,000
Estimated variable consideration	84,664
$194,664

(in thousands)	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of March 31, 2019
Ide-cel research and development services	$38,438	$—
Ide-cel license and manufacturing services	156,226	32,821
	$194,664	$32,821

The estimated variable consideration of $84.7 million relates to the estimated reimbursement from Celgene for the manufacture of vectors and associated payload through development.  The total transaction price has been allocated to the performance obligations identified based on a relative standalone selling price (“SSP”) basis.  The Company estimated the SSP of the license after considering potential future cash flows under the license. The Company then discounted these probability-weighted cash flows to their present value. The Company estimated the SSP of each of the research and development services and manufacturing services to be provided based on the Company’s estimated cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.

All of the clinical and regulatory milestones are fully constrained and are excluded from the transaction price. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones is outside the control of the Company and contingent upon the future success of clinical trials, the licensee’s efforts, or the receipt of regulatory approval. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Celgene and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur. The Company re-evaluates the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Ide-cel research and development services

The Company allocated $38.4 million of the transaction price to the research and development services.  The Company satisfied this performance obligation as the research and development services were performed.  The Company determined that the period of performance of the research and development services was three years through projected initial phase 1 clinical study substantial completion, or through May 2018.  The Company recognized revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred.  Although the Company fully satisfied this performance obligation during the second quarter of 2018, any changes to the total transaction price following the completion of this performance obligation in May 2018 will be allocated to the performance obligations under the arrangement based on a relative SSP basis and therefore the allocation of any changes to the total transaction price may impact the revenue recognized for this performance obligation in the period of change.

The following table summarizes the revenue recognized, or revenue adjustment recorded, related to the ide-cel research and development services for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
(in thousands)	2019	2018
Ide-cel research and development services revenue (revenue adjustment)	$(209)	$2,183
	$(209)	$2,183

Ide-cel license and manufacturing services

The Company allocated $156.2 million of the transaction price to the combined unit of accounting which consists of the license and manufacture of vectors and associated payload for incorporation into ide-cel.

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

Revenue recognition for the combined unit of accounting commenced during the first quarter of 2017.  The Company recognizes revenue associated with the combined unit of accounting using the proportional performance method, as the Company will satisfy this performance obligation as the manufacturing services are performed through development. In using this method, the Company estimated its development plan for ide-cel, including expected demand from Celgene, and the costs associated with the manufacture of vectors and associated payload for incorporation into ide-cel. On a quarterly basis, the Company determines the proportion of effort incurred as a percentage of total effort it expects to expend.  This ratio is applied to the transaction price, which includes variable consideration, allocated to the combined performance obligation consisting of the ide-cel license and manufacturing services. Management has applied significant judgment in the process of developing its budget estimates and any changes to these estimates will be recognized in the period in which they change as a cumulative catch up.

The following table summarizes the net collaboration revenue recognized or expense incurred related to the combined performance obligation for the license and vector manufacturing of ide-cel in the U.S. for the three months ended March 31, 2019, and 2018:

	For the three months ended March 31,
Ide-cel license and manufacturing services - U.S. (in thousands)	2019	2018
ASC 808 ide-cel license and manufacturing revenue - U.S. (1)	$—	$3,761
ASC 808 ide-cel license and manufacturing research and development expense - U.S. (1)	$(3,244)	$—

(1)

As noted above, the calculation of collaboration revenue or research and development expense to be recognized for the Company’s combined performance obligation for its license and vector manufacturing of ide-cel in the U.S. is performed on a quarterly basis.  The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period, depending on the varying extent of effort performed by each party during the period.

Revenue related to the combined unit of accounting for the non-US license and vector manufacturing services is accounted for in accordance with Topic 606. The following table summarizes the revenue recognized related to the combined unit of accounting for the ide-cel non-US license and vector manufacturing services for the three months ended March 31, 2019, and 2018:

	For the three months ended March 31,
Ide-cel license and manufacturing services - outside of U.S. (in thousands)	2019	2018
ASC 606 license and manufacturing revenue - outside of U.S.	$9,064	$8,942

As of March 31, 2019, the aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the ide-cel license and manufacturing services, that is unsatisfied, or partially unsatisfied, is $32.8 million, which the Company expects to recognize as revenue as manufacturing services are provided through the remaining development period which is estimated to be through 2020. As of March 31, 2019 and December 31, 2018, the Company had $15.0 million and $23.0 million, respectively, of deferred revenue associated with the combined performance obligation consisting of the ide-cel license and manufacturing services.

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

The Company concluded that the research and development services are distinct from the other promised goods and services under the arrangement given that Celgene can benefit from the research and development services on their own and such services are distinct within the context of the contract.  Thus, such services are considered to be a separate performance obligation.  Similar to ide-cel, the Company concluded that the license to bb21217 is not distinct from the vector manufacturing services because the manufacturing is essential to the use of the license. Accordingly, these two promised goods and services are considered a single combined performance obligation.

bb21217 transaction price

The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of March 31, 2019:

(in thousands)	bb21217 transaction price as of March 31, 2019
bb21217 license fee - bb21217 License Agreement	$15,000
Estimated variable consideration	26,687
$41,687

(in thousands)	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of March 31, 2019
bb21217 research and development services	$5,444	$1,118
bb21217 license and manufacturing services	36,243	36,243
	$41,687	$37,361

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

All of the clinical and regulatory milestones are fully constrained and are excluded from the transaction price. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones is outside the control of the Company and contingent upon the future success of its clinical trials, the licensee’s efforts, or the receipt of regulatory approval. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Celgene and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur. The Company re-evaluates the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

The following table summarizes the revenue recognized related to the bb21217 research and development services for the three months ended March 31, 2019, and 2018:

	For the three months ended March 31,
(in thousands)	2019	2018
bb21217 research and development services revenue	$721	$721
	$721	$721

As of March 31, 2019, and December 31, 2018, the aggregate amount of the transaction price allocated to the bb21217 research and development services performance obligation that are unsatisfied, or partially unsatisfied, and deferred is $1.1 million and $1.8 million, respectively, which the Company expects to recognize through September 2019 as research and development services are performed.

bb21217 license and manufacturing services

The Company will satisfy its performance obligation related to the manufacture of vectors and associated payload for incorporation into bb21217 through development as the bb21217 manufacturing services are performed. As of March 31, 2019, the manufacturing services for bb21217 had not yet commenced.  Therefore, no amounts have been recognized for the combined performance obligation in the consolidate statement of operations for the three months ended March 31, 2019, and 2018.

The aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb21217 license and manufacturing services, is $36.2 million.  The Company does not expect that recognition will begin in the next twelve months and has therefore classified deferred revenue associated with the combined performance obligation as deferred revenue, net of current portion on its consolidated balance sheet. The Company had $9.8 million of remaining deferred revenue as of March 31, 2019 and December 31, 2018 associated with the combined performance obligation consisting of the bb21217 license and manufacturing services.

Contract assets and liabilities – ide-cel and bb21217

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

The following table presents changes in the balances of the Company’s Celgene receivables and contract liabilities during the three months ended March 31, 2019:

(in thousands)	Balance at beginning of period	Additions	Deductions	Balance at end of period
Receivables	$6,528	$—	$(2,705)	$3,823
Contract liabilities:
Deferred revenue	$34,939	$—	$(8,671)	$26,268

The change in the receivables balance for the three months ended March 31, 2019 is primarily driven by Celgene’s U.S. development costs incurred in the first quarter of 2019 for which the Company is responsible are in excess of the Company’s U.S. development costs for which Celgene is responsible.  As of March 31, 2019, the Company has a receivable given that the Company’s U.S. development costs incurred in the fourth quarter of 2018 for which Celgene is responsible are in excess of Celgene’s U.S. development costs for which the Company is responsible, and no cash was collected from Celgene related to the fourth quarter’s costs as of March 31, 2019.

The decrease in deferred revenue during the three months ended March 31, 2019 is primarily driven by amounts recognized for the combined performance obligation consisting of the ide-cel license and manufacturing services.  During the three months ended March 31, 2019, $8.7 million of the deferred revenue balance at the beginning of the period was released from deferred revenue, of which $3.6 million was recognized as collaboration revenue and $5.1 million was recorded as contra-research and development expense.

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

The Company recognized $2.0 million of collaboration revenue from the Regeneron Collaboration Agreement during the three months ended March 31, 2019. The Company did not recognize any collaboration revenue, or research and development expense, from the Regeneron Collaboration Agreement during the three months ended March 31, 2018.

10. Equity

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

11. Stock-based compensation

In January 2019 and 2018, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 2.2 million and 2.0 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. As of March 31, 2019, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 2.4 million.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $32.3 million and $23.0 million for the three months ended March 31, 2019 and 2018, respectively.  Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the
	three months ended March 31,
	2019	2018
Stock options	$23,183	$17,295
Restricted stock units	8,881	5,541
Employee stock purchase plan	277	159
	$32,341	$22,995

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the
	three months ended March 31,
	2019	2018
Research and development	$15,516	$11,624
General and administrative	16,825	11,371
	$32,341	$22,995

In February 2018, the Company issued restricted stock units with service and performance conditions to employees, approximately 0.2 million of which are outstanding as of March 31, 2019 and none of which vested during the three months ended March 31, 2019. Vesting of these awards is contingent on the occurrence of a certain regulatory milestone event and fulfillment of any remaining service condition.  As a result, the related compensation cost will be first recognized as expense if and when achievement of the regulatory milestone is considered probable.  These awards were modified in the second quarter of 2018 as a result of the adoption of a broad-based employee plan.  The Company has not recognized any expense related to these awards and may recognize up to $36.2 million in stock-based compensation expense related to these awards upon achievement of the performance condition and subject to the service-based condition.

As of March 31, 2019, the Company had $375.6 million of unrecognized stock-based compensation expense related to unvested stock options, restricted stock units and the employee stock purchase plan, which is expected to be recognized over a weighted-average period of 3.0 years, exclusive of any potential future stock-based compensation expense that may be recognized on any of the Company’s outstanding performance-based awards for which the performance conditions were deemed not probable of achievement as of March 31, 2019.

Stock option activity

The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2018	4,643	$108.56
Granted	1,085	$135.53
Exercised	(189)	$50.31
Canceled, forfeited, or expired	(155)	$136.45
Outstanding at March 31, 2019	5,384	$115.84
Exercisable at March 31, 2019	2,372	$82.62
Vested and expected to vest at March 31, 2019	5,382	$115.85

During the three months ended March 31, 2019, 0.2 million shares of common stock were exercised, resulting in total proceeds to the Company of $9.5 million. In accordance with the Company’s equity award plans, the shares were issued from a pool of shares reserved for issuance under the equity award plans.

Restricted stock unit activity

The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested balance at December 31, 2018	931	$155.99
Granted	368	$135.70
Vested	(131)	$131.06
Forfeited	(40)	$149.31
Unvested balance at March 31, 2019	1,128	$152.49

Refer above for discussion of the performance-based restricted stock units granted in February 2018, which are included in the table above.

Employee stock purchase plan

On June 3, 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. During each of the three months ended March 31, 2019 and 2018, less than 0.1 million shares of common stock were issued under the 2013 ESPP.

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

13. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three months ended
	March 31,
	2019	2018
Outstanding stock options	5,384	4,446
Restricted stock units	1,128	920
ESPP shares	15	6
	6,527	5,372

14. Subsequent events

In April 2019, the Company entered into a sublease agreement for office space located at 50 Binney Street in Cambridge, Massachusetts (the “50 Binney Street Sublease”) to supplement the Company’s corporate headquarters located at 60 Binney Street in Cambridge, Massachusetts.  Under the terms of the 50 Binney Street Sublease, the Company will lease 267,278 square feet of office space for $99.95 per square foot, or $26.7 million per year in base rent subject to certain operating expenses, taxes and annual rent increases. The Company anticipates the lease will commence on July 1, 2021 and end on December 31, 2030, unless the Company earlier occupies the premises or other conditions specified in the 50 Binney Street Sublease occur.   The sublessor has the right to postpone the commencement date until January 1, 2022 by providing not less than nine months’ prior written notice to the Company. Upon signing the 50 Binney Street Sublease, the Company executed a $40.1 million cash-collateralized letter of credit, which may be reduced in the future subject to the terms of the 50 Binney Street Sublease and certain reduction requirements specified therein. Payments will commence at the earlier of (i) the date which is 90 days following the commencement date and (ii) the date the Company takes occupancy of all or any portion of the premises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 21, 2019.

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

Overview

We are a clinical-stage biotechnology company committed to developing potentially transformative gene therapies for severe genetic diseases and cancer. With our lentiviral-based gene therapy and gene editing capabilities, we have built an integrated product platform with broad therapeutic potential in a variety of indications. We believe that gene therapy for severe genetic diseases has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our programs in severe genetic diseases include our ZYNTEGLOTM (autologous CD34+ cells encoding βA-T87Q-globin gene) product candidate as a treatment for transfusion-dependent β-thalassemia, or TDT, our LentiGlobin® product candidate as a treatment for severe sickle cell disease, or SCD, and our Lenti-D™ product candidate as a treatment for cerebral adrenoleukodystrophy, or CALD. Our programs in oncology are built upon our leadership in lentiviral gene delivery and T cell engineering, with a focus on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. Our product candidates in oncology, idecabtagene vicleucel, or ide-cel (bb2121), and bb21217, are CAR T cell product candidates for the treatment of multiple myeloma.

In March 2019, we announced that the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, has adopted a positive opinion recommending conditional marketing authorization for ZYNTEGLO (formerly referred to as LentiGlobin for TDT) for the treatment of patients 12 years and older with TDT who do not have a β0/β0 genotype, for whom hematopoietic stem cell (HSC) transplantation is appropriate but a human leukocyte-matched related HSC donor is not available. We expect to launch ZYNTEGLO in Europe, and begin to generate product revenues, assuming that we receive conditional approval, in 2019. We plan to file a biologics license application, or BLA, in the United States in 2019 for the use of ZYNTEGLO in the treatment of adult and adolescent patients with TDT who do not have a β0/β0 genotype. We are also engaged with the U.S. Food and Drug Administration, or FDA, and the EMA in discussions regarding our proposed development plans for LentiGlobin in SCD, with a potential first submission for regulatory approval in 2022.

Based on our discussions with the FDA and EMA, we believe that we may be able to seek approval for our Lenti-D product candidate for the treatment of patients with CALD on the basis of our clinical data from our ongoing Starbeam study, and the ongoing ALD-103 observational study. We anticipate a potential first submission for regulatory approval of our Lenti-D product candidate for the treatment of patients with CALD in 2020.

In collaboration with Celgene Corporation, or Celgene, we are developing ide-cel and the bb21217 product candidate as treatments for multiple myeloma, a hematologic malignancy that develops in the bone marrow and is fatal if untreated. We are co-developing and co-promoting ide-cel in the United States with Celgene and we have exclusively licensed to Celgene the development and commercialization rights for ide-cel outside of the United States. We and Celgene anticipate the first potential approval of ide-cel as a treatment for relapsed and refractory multiple myeloma in 2020. We have exclusively licensed the development and commercialization rights for the bb21217 product candidate to Celgene, with an option for us to elect to co-develop and co-promote bb21217 within the United States.

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

As of March 31, 2019, we had cash, cash equivalents and marketable securities of approximately $1.73 billion. We have never been profitable and have incurred net losses in each year since inception. Our net loss was $164.4 million for the three months ended March 31, 2019, and our accumulated deficit was $1.66 billion as of March 31, 2019. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•	conduct clinical studies for our ZYNTEGLO, LentiGlobin, Lenti-D product candidates, as well as to fund our share of the costs of clinical studies for ide-cel and the bb21217 product candidate;
•	increase research and development-related activities for the discovery and development of product candidates in severe genetic diseases and oncology;
•	continue our research and development efforts internally and through our collaborations with external partners, such as with Regeneron;
•	manufacture clinical study materials and establish the infrastructure necessary to support and develop large-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates;
•	add personnel to support our product development and commercialization efforts; and
•	increase activities leading up to the potential commercial launch of ZYNTEGLO.

We do not expect to generate revenue from product sales until the second half of 2019, assuming we receive marketing approval for ZYNTEGLO. While we are in the process of completing construction and qualification of our internal lentiviral vector manufacturing capacity, currently all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we seek to obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution. Accordingly, we will seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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

To date, collaboration revenue has been primarily generated from our collaboration arrangement with Celgene. The terms of the arrangement with respect to ide-cel contain multiple promised goods or services, which include at inception: (i) research and development services, (ii) a license to ide-cel, and (iii) manufacture of vectors and associated payload for incorporation into ide-cel under the license.  As of September 2017, the collaboration also included the following promised goods or services with respect to bb21217: (i) research and development services, (ii) a license to bb21217, and (iii) manufacture of vectors and associated payload for incorporation into bb21217 under the license.  In March 2018, we entered into an agreement with Celgene to co-develop and co-promote ide-cel in which both parties will share equally in U.S. costs and profits.  Collaboration revenue is recognized as the performance obligations are satisfied.

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

Nonrefundable license fees paid to us are recognized as revenue upon delivery of the license provided there are no unsatisfied performance obligations in the arrangement.  License revenue has historically been generated from our out-license agreements with Novartis Pharma AG, or Novartis, and Orchard Therapeutics Limited, or Orchard. Under our out-licensing agreements we may also recognize revenue from potential future milestone payments and royalties.

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

We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of our ZYNTEGLO, LentiGlobin, Lenti-D, and bb21217 product candidates, conduct research and development activities in severe genetic diseases and oncology, fund our share of the costs of development of the ide-cel product candidate in collaboration with Celgene, and continue the research and development of product candidates using our gene editing technology platform. Our research and development expenses include expenses associated with the following activities:

•	Northstar-2 Study (HGB-207) – a multi-site, international phase 3 study to examine the safety and efficacy of ZYNTEGLO in the treatment of patients with TDT and a non-β0/β0 genotype.
•

Northstar-3 Study (HGB-212) – a multi-site, international phase 3 study to examine the safety and efficacy of ZYNTEGLO in the treatment of patients with TDT and a β0/β0 genotype or an IVS-I-110 mutation.

•	HGB-205 study – a single-center phase 1/2 study in France to study the safety and efficacy of ZYNTEGLO in the treatment of patients with TDT and of patients with SCD.
•	HGB-206 study – a multi-site phase 1/2 study in the United States to study the safety and efficacy of ZYNTEGLO in the treatment of patients with SCD.
•	Our planned HGB-210 study – our planned multi-site, international phase 3 study of patients with SCD and a history of vaso-occlusive events. We plan to initiate this study in 2019.
•	Starbeam Study (ALD-102) – a multi-site, international phase 2/3 study to examine the safety and efficacy of our Lenti-D product candidate in the treatment of patients with CALD.
•

Our ALD-104 study – our multi-site, international phase 3 study to examine the safety and efficacy of our Lenti-D product candidate after myeloablative conditioning using busulfan and fludarabine in the treatment of patients with CALD.  The first patient in this study was treated in April 2019.

•	CRB-401 study – an open label, single-arm, multi-center, phase 1 study to examine the safety and efficacy of ide-cel in the treatment of patients with relapsed and refractory multiple myeloma.
•	KarMMA (MM-001) study – an open label, single-arm, multi-center phase 2 study to examine the efficacy and safety of ide-cel in the treatment of patients with relapsed and refractory multiple myeloma.
•

CRB-402 study – an open label, single-arm, multicenter, phase 1 study to examine the safety and efficacy of the bb21217 product candidate in the treatment of patients with relapsed and refractory multiple myeloma.

•

Additional clinical studies for the development of ide-cel, including: KarMMa-2 (MM-002), a multi-cohort, open-label, multicenter phase 2 study to examine the safety and efficacy of ide-cel in the treatment of patients with relapsed and refractory multiple myeloma and in high-risk multiple myeloma; KarMMa-3 (MM-003), a multicenter, randomized, open-label phase 3 study comparing the efficacy and safety of ide-cel versus standard triplet regimens in patients with relapsed and refractory multiple myeloma; and a planned multi-center phase 2 study to examine the safety and efficacy of ide-cel in the treatment of patients with newly-diagnosed multiple myeloma.

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

	For the
	three months ended March 31,
	2019	2018
	(in thousands)
LentiGlobin (including ZYNTEGLO)	$31,846	$32,797
Lenti-D	8,686	6,197
Ide-cel	19,791	12,265
bb21217	4,486	3,270
Pre-clinical programs	11,329	11,159
Total direct research and development expense	76,138	65,688
Employee-and contractor-related expenses	10,518	7,225
Stock-based compensation expense	15,516	11,624
Platform-related expenses	4,627	4,672
Facility expenses	14,619	7,673
Other expenses	1,222	227
Total other research and development expenses	46,502	31,421
Total research and development expense	$122,640	$97,109

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

We anticipate that our cost of license and royalty revenue will increase in the future, contingent upon the achievement of regulatory milestones by Novartis or Orchard.  Additionally, we anticipate that our cost of license and royalty revenue will increase in the future as we expect to continue to recognize royalty revenue related to Novartis’ commercial sale of tisagenlecleucel.

Change in fair value of contingent consideration

On June 30, 2014, we acquired Precision Genome Engineering, Inc., or Pregenen.  The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology.

As of March 31, 2019, there are $120.0 million in future contingent cash payments, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $5.5 million as of March 31, 2019, all of which is classified as a non-current liability on our unaudited condensed consolidated balance sheet.

Interest income, net

Interest income, net consists primarily of interest income earned on investments and, for the three months ended March 31, 2018, interest expense on the financing lease obligation for our headquarters at 60 Binney Street in Cambridge, Massachusetts. Upon adoption of ASU 2016-02, Leases (Topic 842)¸(“ASU 2016-02” or “ASC 842”), we de-recognized the financing lease obligation. Please refer to Note 2, “Basis of presentation, principles of consolidation and significant accounting policies” and Note 7, “Leases” in the Notes to Condensed Consolidated Financial Statements (unaudited) for further information.

Other (expense) income, net

Other (expense) income, net consists primarily of losses on equity securities held by us, losses on disposal of assets, and gains and losses on foreign currency.

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 21, 2019, except as otherwise described in Note 2, “Basis of presentation, principles of consolidation and significant accounting policies” in the Notes to Condensed Consolidated Financial Statements (unaudited).

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018:

	For the
	three months ended March 31,
	2019	2018	Change
	(in thousands)
Revenue:
Collaboration revenue	$11,177	$15,608	$(4,431)
License and royalty revenue	1,294	349	945
Total revenues	12,471	15,957	(3,486)
Operating expenses:
Research and development	122,640	97,109	25,531
General and administrative	60,279	34,926	25,353
Cost of license and royalty revenue	430	17	413
Change in fair value of contingent consideration	296	534	(238)
Total operating expenses	183,645	132,586	51,059
Loss from operations	(171,174)	(116,629)	(54,545)
Interest income (expense), net	10,102	1,388	8,714
Other (expense) income, net	(3,389)	115	(3,504)
Loss before income taxes	(164,461)	(115,126)	(49,335)
Income tax (expense) benefit	15	—	15
Net loss	$(164,446)	$(115,126)	$(49,320)

Revenues. Total revenue was $12.5 million for the three months ended March 31, 2019, compared to $16.0 million for the three months ended March 31, 2018. The decrease of $3.5 million was primarily attributable to a decrease in collaboration revenue for the ide-cel license and manufacturing services under our agreement with Celgene, offset by an increase in license and royalty revenue.

Research and development expenses. Research and development expenses were $122.6 million for the three months ended March 31, 2019, compared to $97.1 million for the three months ended March 31, 2018. The overall increase of $25.5 million was primarily attributable to the following:

•

$12.8 million of increased employee compensation, benefit, and other headcount related expenses, of which $3.9 million is stock based compensation expense, primarily due to an increase in headcount to support overall growth;

•	$8.8 million of increased costs incurred for laboratory expenses, non-clinical expenses, and collaboration research;
•	$6.9 million of increased facility related costs, primarily from rent expense incurred as a result of the adoption of ASU 2016-02; and
•	$2.2 million of increased professional and consulting fees.

These increased costs were offset by:

•	$3.2 million of decreased license and milestone fees;
•	$1.4 million of decreased material production costs; and
•	$1.3 million of decreased clinical trial related costs.

General and administrative expenses. General and administrative expenses were $60.3 million for the three months ended March 31, 2019, compared to $34.9 million for the three months ended March 31, 2018. The increase of $25.4 million was primarily attributable to the following:

•

$13.9 million of increased employee compensation, benefit, and other headcount related expenses, of which $5.5 million is stock based compensation expense, primarily due to an increase in headcount to support overall growth;

•	$6.7 million of increased professional and consulting fees;
•	$4.3 million of increased market research costs; and
•	$1.9 million of increased office supplies and software licenses.

These increased costs were offset by decreased facility related costs of $1.5 million.

Interest income, net.  The change in interest income (expense), net was primarily related to interest income earned on investments, as well as a decrease in interest expense incurred due to the de-recognition of the financing lease obligation associated with our corporate headquarters at 60 Binney Street related to the adoption of ASU 2016-02 on January 1, 2019.

Other (expense) income, net.  The change in other (expense) income, net was primarily related to unrealized losses on equity securities.

Liquidity and Capital Resources

As of March 31, 2019, we had cash, cash equivalents and marketable securities of approximately $1.73 billion. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current planned operations into 2022.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2019, our funds are primarily held in U.S. treasury securities, U.S. government agency securities, certificates of deposit, corporate bonds, commercial paper and money market accounts.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of March 31, 2019 we had an accumulated deficit of $1.66 billion. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	For the three months ended
	March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(154,154)	$(108,822)
Net cash used in investing activities	(36,913)	(264,725)
Net cash provided by financing activities	10,223	71,677
Net decrease in cash, cash equivalents and restricted cash	$(180,844)	$(301,870)

Cash Flows from Operating Activities. The $45.3 million increase in cash used in operating activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was partially due to the increase in net loss during this period of $49.3 million, which was driven by increased payroll and payroll-related expenses and spending on our clinical and pre-clinical stage programs to support overall growth. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities. The $227.8 million decrease in cash used in investing activities for the three months ended March 31, 2019 was primarily due to an increase of $219.0 million in proceeds received from the maturity of marketable securities and a decrease in cash used to purchase marketable securities of $20.7 million, offset by an increase of $11.9 million in cash used to purchase property, plant and equipment, primarily related to the facility in Durham, North Carolina, compared to the three months ended March 31, 2018.

Cash Flows from Financing Activities. The $61.5 million decrease in cash provided by financing activities was primarily driven by a decrease in proceeds from public offering of common stock of $48.7 million, as well as a decrease in proceeds from issuance of common stock to employees of $9.8 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Contractual Obligations and Commitments

Except for the subsequent event described in Note 14 to the Condensed Consolidated Financial Statements (unaudited), there have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 21, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk related to changes in interest rates. As of March 31, 2019 and December 31, 2018, we had cash, cash equivalents and marketable securities of $1.73 billion and $1.89 billion, respectively, primarily invested in U.S. government agency securities and treasuries, federally insured certificates of deposit, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2019, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $9.5 million.

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

As of March 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, we implemented certain internal controls in connection with our adoption of ASU 2016-02, Leases (Topic 842). There were no other changes in our internal control over financial reporting during the first quarter of 2019, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2019, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 21, 2019.

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

In addition, the clinical study requirements of the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Currently, a limited number of gene therapy products, including CAR T therapies, have been approved by the FDA, the EMA and the European Commission. Given the few precedents of approved gene therapy products, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the European Union or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

Regulatory requirements governing the development of gene therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within the Center for Biologics Evaluation and Research (CBER), to consolidate the review of gene therapy and related products, and to advise the CBER on its review. Before a clinical study can begin at any institution, that institution’s IRB, and its Institutional Biosafety Committee will have to review the proposed clinical study to assess the safety of the study. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates.

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

Results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There is limited data concerning long-term safety and efficacy following treatment with our gene therapy and T cell-based product candidates. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. For instance, while patients with TDT who have been treated with ZYNTEGLO may experience a reduction of or independence from transfusion support following successful engraftment, there can be no assurance that they will not require transfusion support in the future. Similarly, patients with relapsed and refractory multiple myeloma who have been treated with ide-cel or the bb21217 product candidate may experience disease progression. We have experienced unexpected results in the past, and we may experience unexpected results in the future. For instance, initial results from our clinical studies of ZYNGEGLO suggested that patients with TDT who do not have a β0/β0 genotype experienced better outcomes to treatment than patients with TDT who have a β0/β0 genotype. Consequently, we are seeking conditional approval in the European Union, and we expect to seek FDA approval in the United States, of ZYNTEGLO initially for the treatment of patients with TDT who do not have a β0/β0 genotype. In order to support an application for FDA approval of ZYNTEGLO in patients with TDT who have a β0/β0 genotype, we initiated the HGB-212 study, but we do not know if or when ZYNTEGLO may be commercially available to patients with all genotypes. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or regulatory approval of our product candidates.

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

*Even if we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a more narrow indication than we expect.

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

In March 2019, we announced that the Committee for Medicinal Products for Human Use of the EMA adopted a positive opinion recommending conditional marketing authorization of ZYNTEGLO for the treatment of patients 12 years and older with TDT who do not have a β0/β0 genotype, for whom HSC transplantation is appropriate but a human leukocyte-matched related HSC donor is not available. Whether ZYNTEGLO receives conditional approval will ultimately be determined at the discretion of the European Commission, and will be dependent upon the data available, which may not be sufficiently robust from a safety and/or efficacy perspective to support conditional approval. Even if conditional approval is obtained, the conditions to be imposed on us under this program are unknown and will be imposed at the time of any such conditional approval.

In general, the FDA requires the successful completion of two pivotal trials to support approval of a BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. If successful, we believe the results from our ongoing Northstar-2 study, together with data from our Northstar study and ongoing HGB-205 study, could be sufficient to form the basis for a BLA submission for ZYNTEGLO to treat adult and adolescent patients with TDT who do not have a β0/β0 genotype. In addition, if successful, we believe the results from our Northstar-3 study, together with data from our Northstar study and ongoing Northstar-2 study, could be sufficient to form the basis for a BLA supplement submission for ZYNTEGLO to treat patients with TDT who have a β0/β0 genotype. However, it should be noted that our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. Depending on the outcome of these ongoing clinical studies, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval for a BLA for ZYNTEGLO for the treatment of TDT.

Based on our discussions with the FDA and EMA, we believe that we may be able to seek approval for our Lenti-D product candidate for the treatment of patients with CALD on the basis of the clinical data from our ongoing Starbeam study, and the ongoing ALD-103 observational study. Our regulatory submission plans are contingent upon our Lenti-D product candidate demonstrating sufficient efficacy and safety in the Starbeam study. Whether our Lenti-D product candidate is eligible for approval will ultimately be determined at the discretion of the FDA and EMA, and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support approval. Depending on the outcome of our ongoing studies, the FDA in the United States and EMA and European Commission in the European Union may require that we conduct additional or larger clinical trials before our Lenti-D product candidate is eligible for approval.

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

Based on our discussions with the FDA, we and Celgene believe that we may be able to seek approval for ide-cel for the treatment of patients with relapsed and refractory multiple myeloma on the basis of the clinical data from our ongoing CRB-401 and KarMMA studies. Our regulatory submission plans are contingent upon ide-cel demonstrating sufficient efficacy and safety in these studies. Whether ide-cel is eligible for approval will ultimately be determined at the discretion of the FDA, and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support approval. Depending on the outcome of our ongoing studies, the FDA may require that we conduct additional or larger clinical trials before ide-cel is eligible for approval.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity and potency, or efficacy, of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

•	delays in reaching a consensus with regulatory agencies on study design;
•	delays in obtaining required institutional review board, or IRB, or Institutional Ethics Committee approval at each clinical study site;
•	imposition of a clinical hold by regulatory agencies, after an inspection of our clinical study operations or study sites or due to unforeseen safety issues;
•	failure by our third-party clinical research organizations, or CROs, other third parties or us to adhere to clinical study requirements;
•	failure to perform in accordance with the FDA’s good clinical practices, or GCP, or applicable regulatory requirements in other countries;
•	delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•	failure to obtain sufficient cells from patients to manufacture enough drug product or achieve target cell doses;
•	delays in having patients complete participation in a study or return for post-treatment follow-up;
•	clinical study sites or patients dropping out of a study;
•	occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.

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

A significant risk in any gene therapy product based on viral vectors is that the vector will insert in or near cancer-causing oncogenes leading to uncontrolled clonal proliferation of mature cancer cells in the patient.  In published studies, lentiviral vectors have demonstrated an improved safety profile over gamma-retroviral vectors used in early gene therapy studies, with no disclosed events of gene therapy-related adverse events, which we believe is due to a number of factors including the tendency of these vectors to integrate within genes rather than in areas that control gene expression, as well as their lack of strong viral enhancers. However, it should be noted that in a phase 1/2 study of HPV569, which utilized an earlier generation lentiviral vector of the vector used in ZYNTEGLO and LentiGlobin, we initially observed in one subject that a disproportionate number of the cells expressing our functional gene had the same insertion site. Tests showed that this partial clonal dominance contained an insertion of the functional gene in the HMGA2 gene that persisted for a period of two to three years. Although there was some initial concern that the observed clonal dominance might represent a pre-leukemic event, there have been no adverse clinical consequences of this event, or any signs of cancer, in over seven years since the observation was made. The presence of the HMGA2 clone has steadily declined in this subject over time to the point that it is no longer the most common clone observed in this subject.

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

Patients receiving T cell-based immunotherapies, such as our oncology product candidates ide-cel and bb21217, may experience serious adverse events, including neurotoxicity and cytokine release syndrome. If our product candidates are revealed to have high and unacceptable severity and/or prevalence of side effects or unexpected characteristics, their clinical development, regulatory approval, and commercial potential will be negatively impacted, which will significantly harm our business, financial condition and prospects.

Ide-cel and the bb21217 product candidate are chimeric antigen receptor, or CAR, T cell-based immunotherapies. In previous and ongoing clinical studies involving CAR T cell products, including those involving ide-cel and the bb21217 product candidate, patients experienced side effects such as neurotoxicity and cytokine release syndrome.  There have been life threatening events related to severe neurotoxicity and cytokine release syndrome, requiring intense medical intervention such as intubation or pressor support, and in several cases, resulted in death. Severe neurotoxicity is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures, or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. In some cases, severe neurotoxicity was thought to be associated with the use of certain lymphodepletion regimens used prior to the administration of the CAR T cell products. Cytokine release syndrome is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills, low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant vasopressor support. The exact cause or causes of cytokine release syndrome and severe neurotoxicity in connection with treatment of CAR T cell products is not fully understood at this time. In addition, patients have experienced other adverse events in these studies, such as a reduction in the number of blood cells (in the form of neutropenia, thrombocytopenia, anemia or other cytopenias), febrile neutropenia, chemical laboratory abnormalities (including elevated liver enzymes), and renal failure.

Undesirable side effects caused by ide-cel or the bb21217 product candidate, other CAR T product candidates targeting BCMA, or our other T cell-based immunotherapy product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. In some cases, side effects such as neurotoxicity or cytokine release syndrome have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell-based immunotherapies are not normally encountered in the general patient population and by medical personnel. Medical personnel may need additional training regarding T cell-based immunotherapy product candidates to understand their side effects. Inadequate training in recognizing or failure to effectively manage the potential side effects of T cell-based immunotherapy product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

*The United Kingdom’s decision to withdraw from the European Union could result in increased regulatory and legal complexity, which may make it more difficult for us to do business in Europe and impose additional challenges in securing regulatory approval of our product candidates in Europe.

Negotiations for the United Kingdom’s exit from the European Union, or Brexit, has caused political and economic uncertainty, including in the regulatory framework applicable to our operations and potential products, and this uncertainty may persist for years. Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. For instance, preparations for Brexit has resulted in the decision to move the EMA from the United Kingdom to the Netherlands, with operations beginning in the Netherlands in March 2019.

The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the European Union and/or the United Kingdom.  It is possible that there will be increased regulatory complexities which can disrupt the timing of our clinical trials and regulatory approvals.  In addition, changes in, and legal uncertainty with regard to, national and international laws and regulations may present difficulties for our clinical and regulatory strategy. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenues and achieve and sustain profitability.  In particular, we cannot predict whether, or the extent to which, Brexit will affect the timing for the potential commercialization plans of our product candidates in the United Kingdom in 2019 and beyond.

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

Our reliance on these third parties for manufacturing, research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for product candidates that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical studies are conducted in accordance with the study plan and protocols, and that our lentiviral vectors and drug products are manufactured in accordance with GMP as applied in the relevant jurisdictions.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our lentiviral vectors and drug products in accordance with GMP, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND, MAA and BLA submissions and approval of our product candidates, or to support commercialization of our products, if approved. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us at any time. If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.

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

*We are dependent on Celgene for the successful development and commercialization of ide-cel and bb21217. If Celgene does not devote sufficient resources to the development of ide-cel and bb21217, is unsuccessful in its efforts, or chooses to terminate its agreements with us, our business will be materially harmed.

We are co-developing and co-promoting ide-cel in the United States with Celgene under our amended and restated co-development and co-promotion agreement with Celgene, or the Ide-cel CCPS.  Under the Ide-cel CCPS, we and Celgene share the obligation to develop and commercialize ide-cel in the United States, and we will be solely dependent on Celgene to develop and commercialize ide-cel outside of the United States.

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

In our partnership with Celgene, Celgene is obligated to use commercially reasonable efforts to develop and commercialize ide-cel and bb21217. Celgene may determine however, that it is commercially reasonable to de-prioritize or discontinue the development of ide-cel and bb21217. These outcomes may occur for many reasons, including internal business reasons (including due to the existence of other Celgene programs that are potentially competitive with ide-cel and bb21217), results from clinical trials or because of unfavorable regulatory feedback. Further, on review of the safety and efficacy data, the FDA may impose requirements on the clinical trial program that render such a program commercially nonviable. In addition, under our agreements with Celgene, Celgene has certain decision-making rights in determining the development and commercialization plans and activities for that product candidate. We may disagree with Celgene about the development strategy it employs, but we will have limited rights to impose our development strategy on Celgene. Similarly, Celgene may decide to seek regulatory approval for, and limit commercialization of, ide-cel or bb21217 to narrower indications than we would pursue. More broadly, if Celgene elects to discontinue the development of ide-cel or bb21217, we may be unable to advance the product candidate ourselves. We would also be prevented from developing or commercializing another CAR T cell-based product candidate that targets BCMA outside of our collaboration with Celgene.

This partnership may not be scientifically or commercially successful for us due to a number of important factors, including the following:

•

Celgene has wide discretion in determining the efforts and resources that it will apply to its partnership with us. The timing and amount of any development milestones, and downstream commercial profits, milestones and royalties that we may receive under such partnership will depend on, among other things, Celgene’s efforts, allocation of resources and successful development and commercialization of ide-cel, bb21217 and other product candidates that are the subject of its collaboration with us.

•

Celgene may develop and commercialize, either alone or with others, products that are similar to or competitive with ide-cel, bb21217 and other product candidates that are the subject of its collaboration with us. For example, Celgene is currently commercializing certain of its existing products, including lenalidomide and pomalidomide, for certain patients with relapsed and refractory multiple myeloma and is also developing JCAR-H125, another CAR-T product candidate targeting BCMA that it obtained through its acquisition of Juno Therapeutics, Inc. in March 2018.

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
•

If Celgene were to breach its arrangements with us, we may need to enforce our right to terminate the agreement in legal proceedings, which could be costly and cause delay in our ability to receive rights back to the relevant product candidates. If we were to terminate an agreement with Celgene due to Celgene's breach or Celgene terminated the agreement without cause, the development and commercialization of ide-cel or bb21217 product candidates that are the subject of its collaboration with us could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of these product candidates on our own if we choose not to, or are unable to, enter into a new collaboration for these product candidates.

Celgene may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or other change in control, which could divert the attention of its management and adversely affect Celgene's ability to retain and motivate key personnel who are important to the continued development of the programs under the strategic partnership with us. In addition, the third-party to any such transaction could determine to reprioritize Celgene's development programs such that Celgene ceases to diligently pursue the development of our programs and/or cause the respective collaboration with us to terminate. In January 2019, Celgene and Bristol-Myers Squibb Company, or BMS, announced that they have entered into a definitive merger agreement under which BMS will acquire Celgene. The transaction has been approved by the stockholders of Celgene and BMS, and is expected to be completed in the third quarter of 2019. The acquisition of Celgene by BMS may result in organizational and personnel changes, shifts in business focus or other developments that may have a material adverse effect on our collaboration with Celgene. There is no guarantee that BMS will place the same emphasis on the collaboration or on the development and commercialization of the ide-cel or bb21217 product candidates.

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

We and our CROs are required to comply with the FDA’s and other regulatory authorities’ GCPs for conducting, recording and reporting the results of clinical studies to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical study participants are protected. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical studies may be deemed unreliable and the FDA and other regulatory authorities may require us to perform additional clinical studies before approving any marketing applications.

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

Risks related to our financial condition and capital requirements

*We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biotechnology company, and we have incurred net losses in each year since our inception in 1992, including net losses of $164.4 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $1.66 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We do not expect to generate any product revenues until the second half of 2019, assuming we receive marketing approval for ZYNTEGLO in the European Union for the treatment of adult and adolescent patients with TDT who do not have a β0/β0 genotype. Even if we obtain regulatory approval to market a product candidate, our future revenues will depend upon the size of any markets in which our product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product candidates in those markets. In addition, to the extent payment for our products is subject to outcomes-based arrangements over time, the total payments received from product sales may vary, our cash collection of future payments and revenues assumptions from product sales will be at risk, and the timing of revenue recognition may not correspond to the timing of cash collection.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of our product candidates, including ide-cel, which we are co-developing with Celgene;
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

We are currently advancing ZYNTEGLO in TDT, LentiGlobin in SCD, Lenti-D in CALD, and ide-cel and bb21217 in multiple myeloma, through clinical development and other product candidates through preclinical development. Developing gene therapy products is expensive, and we expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical studies.

As of March 31, 2019, our cash, cash equivalents and marketable securities were $1.73 billion. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current planned operations into 2022. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain regulatory approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

Risks related to commercialization of our product candidates

*We rely on a complex supply chain for our product candidates. The manufacture and delivery of our engineered autologous gene therapy product presents significant challenges for us, and we may not be able to produce our vector and products at the quality, quantities, locations or timing needed to support commercialization. In addition, we may encounter challenges with engaging or coordinating with qualified treatment centers needed to support commercialization.

In order to develop our product candidates, apply for regulatory approvals and commercialize our products if approved, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties to manufacture the vector and the drug product candidate that we require for any clinical trials that we initiate. Although we intend to rely on a mix of internal and third-party manufacturers to support our planned commercialization efforts, we are still in the process of completing construction and qualification of our internal capacity and we have not secured commercial-scale manufacturing capacity in all of the regions where we intend to commercialize our potential products. By building our own internal manufacturing facility, we have incurred substantial expenditures and expect to incur significant additional expenditures in the future. In addition, there are many risks inherent in the construction of a new facility that could result in delays and additional costs, including the need to obtain access to necessary equipment and third-party technology, if any. Also, we have had to, and will continue to, hire and train qualified employees to staff our manufacturing facility. We may not be able to timely or successfully build out our internal capacity or negotiate binding agreements at commercially reasonable terms with third-party manufacturers.

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

We are engaged in gene therapy for severe genetic diseases and cancer, both of which are competitive and rapidly changing fields. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, manufacturing capabilities, experienced marketing and manufacturing organizations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than us. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors. For additional information regarding our competition, see “Item 1. Business—Competition” in our Annual Report on Form 10-K.

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

*We intend to market our products outside of the United States, and we will be subject to the risks of doing business outside of the United States.

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

•	requirements or limitations imposed by a specific country or region on potential qualified treatment centers or other aspects of commercialization applicable to autologous gene therapies such as ours;
•	changes in a specific country’s or region’s political and cultural climate or economic condition;
•	unexpected changes in foreign laws and regulatory requirements;
•	difficulty of effective enforcement of contractual provisions in local jurisdictions;
•	inadequate intellectual property protection in foreign countries;
•

trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;

•	the effects of applicable foreign tax structures and potentially adverse tax consequences; and
•	significant adverse changes in foreign currency exchange rates.

In addition to FDA and related regulatory requirements in the United States and abroad, we are subject to extensive additional federal, state and foreign anti-bribery regulation, which include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and similar laws in other countries outside of the United States. We have developed and implemented a corporate compliance program based on what we believe are current best practices in the pharmaceutical industry for companies similar to ours, but we cannot guarantee that we, our employees, our consultants or our third-party contractors are or will be in compliance with all federal, state and foreign regulations regarding bribery and corruption. Moreover, our partners and third-party contractors located outside the United States may have inadequate compliance programs or may fail to respect the laws and guidance of the territories in which they operate.  Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could also have an adverse effect on our business, financial condition and results of operations.

*The insurance coverage and reimbursement status of newly-approved products is uncertain. Due to the novel nature of our technology and the potential for our product candidates to offer therapeutic benefit in a single administration, we face additional uncertainty related to pricing and reimbursement for our product candidates. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

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

Furthermore, because our target patient populations are relatively small, the pricing and reimbursement of our product candidates, if approved, must be adequate to cover the costs to treat and support the treatment of patients. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected. We have proposed novel payment models, including outcomes-based arrangements with payments over time, to assist with realizing the value and sharing the risk of a potential one-time treatment, such as ZYNTEGLO. While we are engaged in discussions with potential payors, there is no assurance that any payors will adopt these payment models. These payment models may not be sufficient for payors to grant coverage, and if we are unable to obtain adequate coverage for our products, the adoption of our products may be limited. In addition, to the extent reimbursement for our products is subject to outcomes-based arrangements, the total payments received from product sales may vary, our cash collection of future payments and revenue assumptions from product sales will be at risk, and the timing of revenue recognition may not correspond to the timing of cash collection. Moreover, the administration of our products require procedures for the collection of HSCs from the patient, followed by chemotherapy and myeloablative treatments, before infusion of the engineered cell therapy product. The manner and level at which reimbursement is provided for these services is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our products. These factors could affect our ability to successfully commercialize our products and generate revenues, which would adversely impact our business, financial condition, results of operations and prospects.

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

We focus our research and product development on treatments for severe genetic diseases and cancer. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. For instance, because newborn screening for CALD is not widely adopted, and it can be difficult to diagnose CALD in the absence of a genetic screen, we may have difficulty finding patients who are would benefit from treatment from our Lenti-D product candidate. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we are initially seeking approval of ZYNTEGLO for the treatment of patients with TDT who do not have a β0/β0 genotype. We do not have any assurance whether or when ZYNTEGLO may be commercially available to patients with all genotypes of TDT.

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

We filed our first application for marketing authorization in 2018 and are preparing for a potential commercial launch in 2019, which we hope will be the first of a sequence of marketing approvals and commercial launches for multiple products across multiple geographies. As we advance multiple product candidates through late-stage clinical research and plan submissions for marketing authorizations, we are expanding our operations in the United States and Europe. As of March 31, 2019, we had 827 full-time employees. As we pursue our development and commercialization strategy, we expect to expand our full-time employee base and to hire more consultants and contractors in the United States and Europe. This expected growth may place a strain on our administrative and operational infrastructure. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy.

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

In the European Union, interactions between pharmaceutical companies, healthcare professionals, and patients are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct in the individual EU member states. The provision of benefits or advantages to healthcare professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the European Union. Also, direct-to-consumer advertising of prescription-only medicinal products is prohibited at the European Union level and in the individual member states. In addition, the UK Bribery Act applies to any company incorporated in or “carrying on business” in the UK, irrespective of where in the world the alleged bribery activity occurs, which could have implications for our interactions with physicians both in and outside of the UK. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain European Union member states must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union member states. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union member states. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

EU member states, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. In the European Union, the collection and use of personal health data is currently governed by the provisions of the General Data Protection Regulation, or the GDPR. The GDPR, together with the national legislation of the individual EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals for the consent to be considered valid, the transfer of personal data out of the European Economic Area, security breach notifications, the use of third-party processors in connection with the processing of the personal data, confidentiality of the personal data, as well as substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the European Union. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any activities falling within the scope of the GDPR.

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

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

Purchases of Equity Securities by the Issuer

We repurchased the following shares of our common stock in the periods set forth in the table below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program	Maximum (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1 – March 31, 2019 (a)	115	$150.82	—	—

(a)

Our 2013 Stock Option and Incentive Plan permits participants to use the fair market value of our common stock they own to pay for the exercise of stock options (“stock swap method”). In connection with the exercise of a stock option to purchase 432 shares of our common stock at an exercise price of $39.89 per share, an optionee tendered 115 shares of our common stock held by the optionee in consideration of the full aggregate exercise price in accordance with the terms of the option and the Option Plan. The shares used under the stock swap method are included in the total number of shares purchased in the table above

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including David Davidson (Chief Medical Officer), Philip Gregory (Chief Scientific Officer), Jason Cole (Chief Operating and Legal Officer), Jeffrey Walsh (Chief Strategy Officer) and Kory Wentworth (Vice President, Finance and Treasurer)), and certain of our directors (including James Mandell) have entered into trading plans covering periods after the date of this Quarterly Report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1	333-188605	4.5	May 14, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013

10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013

10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013

10.5†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013

10.6†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017

10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013

10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013

10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015

10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013

10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.10	May 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1	333-188605	10.11	May 14, 2013

10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 7, 2015

10.15	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016

10.16	Amendment No. 2 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.17	November 1, 2017

10.17†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q/A	001-35966	10.16	November 2, 2016

10.18†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.19	November 1, 2017

10.19†	Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated March 26, 2018	10-Q	001-35966	10.20	May 2, 2018

10.20†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q/A	001-35966	10.17	November 2, 2016

10.21†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017

10.22†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q/A	001-35966	10.18	November 2, 2016

10.23†	License Agreement, dated December 23, 2015, by and between the Registrant and SIRION Biotech GmbH	10-K	001-35966	10.23	February 21, 2019

10.24†	Toll Manufacturing and Service Agreement, dated November 18, 2016 by and between the Registrant and APCETH Biopharma GmbH	10-K	001-35966	10.24	February 21, 2019

10.25†	Clinical and Commercial Supply Agreement – Viral Vector Product, dated November 27, 2017, by and between the Registrant and SAFC Carlsbad, Inc.	10-K	001-35966	10.25	February 21, 2019

10.26#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.27#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.28#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.29#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.30#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016

10.31#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017

10.32#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 7, 2015

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.33#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017

10.34#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.35#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018

10.36#	Offer Letter, dated November 16, 2017, by and between the Registrant and Kory Wentworth	10-K	001-35966	10.39	February 21, 2018

10.37#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013

10.38#	Employment Agreement, dated December 18, 2018, by and between the Registrant and William (“Chip”) Baird	8-K	001-35966	10.1	February 11, 2019

10.39†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015

10.40	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	August 3, 2016

10.41	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.	—	—	—	Filed herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: May 2, 2019	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: May 2, 2019	By:	/s/ Chip Baird
Chip Baird Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)