Form 10-Q
period 2019-06-30
bluebird bio, Inc.
filed 2019-08-01
CIK 1293971

!

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 25, 2019, there were 55,269,239 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par value amounts)

	As of	As of
	June 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$280,995	$402,579
Marketable securities	972,885	982,725
Prepaid expenses	25,427	19,762
Receivables and other current assets	21,473	13,931
Total current assets	1,300,780	1,418,997
Marketable securities	287,922	506,123
Property, plant and equipment, net	129,135	246,622
Intangible assets, net	16,480	13,169
Goodwill	13,128	13,128
Operating lease right-of-use assets	190,979	—
Restricted cash and other non-current assets	84,920	44,805
Total assets	$2,023,344	$2,242,844
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$29,458	$17,831
Accrued expenses and other current liabilities	91,105	99,393
Operating lease liability, current portion	18,872	—
Deferred revenue, current portion	9,484	18,602
Collaboration research advancement, current portion	13,190	10,605
Total current liabilities	162,109	146,431
Deferred revenue, net of current portion	13,739	16,338
Collaboration research advancement, net of current portion	28,333	33,349
Contingent consideration	5,740	5,230
Operating lease liability, net of current portion	175,350	—
Financing lease obligation, net of current portion	—	153,319
Other non-current liabilities	1,699	3,107
Total liabilities	386,970	357,774
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 55,228 and 54,738 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	553	547
Additional paid-in capital	3,489,112	3,386,958
Accumulated other comprehensive loss	(819)	(3,627)
Accumulated deficit	(1,852,472)	(1,498,808)
Total stockholders’ equity	1,636,374	1,885,070
Total liabilities and stockholders’ equity	$2,023,344	$2,242,844

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenue:
Collaboration revenue	$11,558	$7,437	$22,735	$23,045
License and royalty revenue	1,738	414	3,032	763
Total revenues	13,296	7,851	25,767	23,808
Operating expenses:
Research and development	146,540	115,014	269,180	212,123
General and administrative	68,631	41,168	128,910	76,094
Cost of license and royalty revenue	613	21	1,043	36
Change in fair value of contingent consideration	214	262	510	796
Total operating expenses	215,998	156,465	399,643	289,049
Loss from operations	(202,702)	(148,614)	(373,876)	(265,241)
Interest income, net	9,387	2,436	19,489	3,824
Other (expense) income, net	(2,936)	182	(6,325)	297
Loss before income taxes	(196,251)	(145,996)	(360,712)	(261,120)
Income tax benefit	469	—	484	—
Net loss	$(195,782)	$(145,996)	$(360,228)	$(261,120)
Net loss per share - basic and diluted:	$(3.55)	$(2.91)	$(6.54)	$(5.22)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	55,165	50,153	55,062	50,038
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax expense of $0.8 million and $0.0 million for the three months ended June 30, 2019 and 2018, respectively, and $1.3 million and $0.0 million for the six months ended June 30, 2019 and 2018, respectively	973	(345)	2,808	(1,189)
Total other comprehensive income (loss)	973	(345)	2,808	(1,189)
Comprehensive loss	$(194,809)	$(146,341)	$(357,420)	$(262,309)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balances at December 31, 2018	54,738	$547	$3,386,958	$(3,627)	$(1,498,808)	$1,885,070
Adjustment to beginning accumulated deficit from adoption of ASU 2016-02	—	—	—	—	6,564	6,564
Vesting of restricted stock units	131	2	(2)	—	—	—
Exercise of stock options	189	2	9,502	—	—	9,504
Purchase of common stock under ESPP	11	—	1,231	—	—	1,231
Stock-based compensation	—	—	32,341	—	—	32,341
Other comprehensive income	—	—	—	1,835	—	1,835
Net loss	—	—	—	—	(164,446)	(164,446)
Balances at March 31, 2019	55,069	$551	$3,430,030	$(1,792)	$(1,656,690)	$1,772,099
Vesting of restricted stock units	66	1	(1)	—	—	—
Exercise of stock options	93	1	3,972	—	—	3,973
Stock-based compensation	—	—	55,111	—	—	55,111
Other comprehensive income	—	—	—	973	—	973
Net loss	—	—	—	—	(195,782)	(195,782)
Balances at June 30, 2019	55,228	$553	$3,489,112	$(819)	$(1,852,472)	$1,636,374

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balances at December 31, 2017	49,406	$494	$2,540,951	$(4,205)	$(913,808)	$1,623,432
Adjustment to beginning accumulated deficit from adoption of ASU 2014-09	—	—	—	—	(29,375)	(29,375)
Vesting of restricted stock units	74	1	(1)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $2,563	277	3	48,698	—	—	48,701
Exercise of stock options	301	3	19,727	—	—	19,730
Purchase of common stock under ESPP	9	—	687	—	—	687
Stock-based compensation	—	—	22,995	—	—	22,995
Other comprehensive loss	—	—	—	(844)	—	(844)
Net loss	—	—	—	—	(115,126)	(115,126)
Balances at March 31, 2018	50,067	$501	$2,633,057	$(5,049)	$(1,058,308)	$1,570,201
Vesting of restricted stock units	33	—	—	—	—	—
Exercise of stock options	125	1	5,616	—	—	5,617
Stock-based compensation	—	—	28,056	—	—	28,056
Other comprehensive loss	—	—	—	(345)	—	(345)
Net loss	—	—	—	—	(145,996)	(145,996)
Balances at June 30, 2018	50,225	502	2,666,729	(5,394)	(1,204,303)	1,457,534

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(360,228)	$(261,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	510	796
Depreciation and amortization	7,831	8,199
Stock-based compensation expense	87,452	51,051
Unrealized loss on equity securities	6,184	—
Other non-cash items	(7,064)	2,834
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(20,694)	(3,279)
Operating lease right-of-use assets	11,037	—
Accounts payable	6,652	4,097
Accrued expenses and other liabilities	(9,301)	9,789
Operating lease liabilities	(259)	—
Deferred revenue	(11,716)	(21,589)
Collaboration research advancement	(2,431)	—
Net cash used in operating activities	(292,027)	(209,222)
Cash flows from investing activities:
Purchase of property, plant and equipment	(37,925)	(20,689)
Purchases of marketable securities	(471,365)	(689,163)
Proceeds from maturities of marketable securities	704,803	417,640
Net cash provided by (used in) investing activities	195,513	(292,212)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of issuance costs	—	48,702
Reimbursement of assets under financing lease obligation	—	3,098
Payments on financing lease obligation	—	(446)
Proceeds from exercise of stock options and ESPP contributions	15,004	25,624
Net cash provided by financing activities	15,004	76,978
Decrease in cash, cash equivalents and restricted cash	(81,510)	(424,456)
Cash, cash equivalents and restricted cash at beginning of period	417,099	772,268
Cash, cash equivalents and restricted cash at end of period	$335,589	$347,812
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$280,995	$333,949
Restricted cash included in receivables and other current assets	$100	$100
Restricted cash included in restricted cash and other non-current assets	$54,494	$13,763
Total cash, cash equivalents and restricted cash	$335,589	$347,812
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$8,869	$7,815
Assets acquired under operating lease obligation	$17,489	$—

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of the business

bluebird bio, Inc. (the “Company” or “bluebird”) was incorporated in Delaware on April 16, 1992, and is headquartered in Cambridge, Massachusetts. The Company is a biotechnology company committed to researching, developing and commercializing potentially transformative gene therapies for severe genetic diseases and cancer. Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its product candidates, including activities to manufacture product candidates, conduct clinical studies of its product candidates, perform preclinical research to identify new product candidates and provide general and administrative support for these operations.

The Company’s programs in severe genetic diseases include ZYNTEGLOTM (autologous CD34+ cells encoding βA-T87Q-globin gene) gene therapy as a treatment for transfusion-dependent β-thalassemia, or TDT; its LentiGlobin® product candidate as a treatment for sickle cell disease, or SCD; and its Lenti-DTM product candidate as a treatment for cerebral adrenoleukodystrophy, or CALD. The Company’s programs in oncology are focused on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. Idecabtagene vicleucel, or ide-cel (formerly referred to as bb2121), and bb21217, which are product candidates in oncology under the Company’s collaboration arrangement with Celgene Corporation (“Celgene”), are CAR T cell product candidates for the treatment of multiple myeloma. Please refer to Note 9, “Collaborative arrangements” for further discussion of the Company’s collaboration with Celgene.

In June 2019, the Company received conditional marketing authorization from the European Commission for ZYNTEGLO (formerly referred to as LentiGlobin for TDT) for the treatment of patients 12 years and older with TDT who do not have a β0/β0 genotype, for whom hematopoietic stem cell (HSC) transplantation is appropriate but a human leukocyte-matched related HSC donor is not available. Through June 30, 2019, the Company had not generated any revenue from product sales and had not capitalized any inventory costs related to the production of ZYNTEGLO.

As of June 30, 2019, the Company had cash, cash equivalents and marketable securities of $1.54 billion. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months.

2. Basis of presentation, principles of consolidation and significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2019 and 2018.

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

Significant accounting policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K, except as noted below with respect to the Company’s lease accounting policies and as noted within the “Recent accounting pronouncements – Recently adopted” section below.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, among others: future undiscounted cash flows and subsequent fair value estimates, as appropriate, used to assess potential and measure any impairment of long-lived assets, including goodwill and intangible assets, and the measurement of right-of-use assets and lease liabilities, contingent consideration, stock-based compensation expense, accrued expenses, revenue and income taxes.

Recent accounting pronouncements

Recently adopted

ASU No. 2016-02, Leases (Topic 842), ASU No. 2018-10 Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, and ASU No. 2019-01 Leases (Topic 842): Codification Improvements

In February 2016, the FASB issued ASU 2016-02, as amended, which superseded the lease accounting requirements in ASC 840 and created ASC 842. ASC 842 requires a lessee to recognize assets and liabilities on the balance sheet for most leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of one year or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities for those leases. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance.

Effective January 1, 2019, the Company adopted ASU 2016-02, using the required modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840.

The adoption of this standard resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of $184.4 million and $177.0 million, respectively, on the Company’s condensed consolidated balance sheet at adoption relating to its leases for its corporate headquarters at 60 Binney Street in Cambridge, Massachusetts (the “60 Binney Street Lease”), its office and laboratory space in Seattle, Washington, its office space in Zug, Switzerland, and its embedded leases associated with certain of the Company’s contract manufacturing agreements.  The application of the standard’s transition guidance required the de-recognition of the 60 Binney Street Lease building asset, financing lease obligation, current portion, and financing lease obligation, net of current portion in the amounts of $149.3 million, $1.4 million, and $153.3 million, respectively, as well as certain other adjustments to related account balances.  In adopting ASU 2016-02, the Company recorded a total one-time adjustment of $6.6 million to the opening balance of accumulated deficit as of January 1, 2019 primarily relating to the de-recognition of the 60 Binney Street Lease building asset and related finance lease obligation.

As a result of adopting ASU 2016-02, the Company recorded an increase to deferred tax assets and deferred tax liabilities of $5.3 million and $7.1 million, respectively. The $1.8 million net increase to deferred tax liabilities and an offsetting valuation allowance adjustment was recorded through the accumulated deficit as of January 1, 2019, such that there was no tax impact on the Company’s condensed consolidated financial statements as a result of adoption.

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

ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The new standard allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act.  The Company adopted this standard on January 1, 2019 and it did not have a material impact on the Company’s financial position and results of operations upon adoption.

Not yet adopted

ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements, ASU No. 2019-05 Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements.  The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The new standard will be effective beginning January 1, 2020. The Company is currently evaluating the potential impact ASU 2016-13, and related updates, will have on its financial position and results of operations upon adoption.

ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this ASU remove the second step of the test. An entity will instead apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The new standard will be effective beginning January 1, 2020 and the Company plans to early adopt the provisions of this ASU for purposes of performing its annual goodwill impairment test for 2019 during the fourth quarter of 2019.  The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, (“ASU 2018-13”). The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The new standard will be effective beginning January 1, 2020. The Company is currently evaluating the potential impact ASU 2018-13 may have on its disclosures upon adoption.

ASU No. 2018-15, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, (“ASU 2018-15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new standard will be effective beginning January 1, 2020. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company is currently evaluating the potential impact ASU 2018-15 may have on its financial position and results of operations upon adoption.

ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, (“ASU 2018-18”). The amendments in this update clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The new standard will be effective beginning January 1, 2020. The Company is currently evaluating the potential impact ASU 2018-18 may have on its financial position and results of operations upon adoption.

ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, (“ASU 2019-04”). This update provides clarifications for three topics related to financial instruments accounting, some of which apply to the Company. The amendments in this update will be effective beginning January 1, 2020. The adoption of ASU 2019-04 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

3. Marketable securities

The following table summarizes the marketable securities held at June 30, 2019 and December 31, 2018 (in thousands):

Description	Amortized cost / Cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2019
U.S. government agency securities and treasuries	$1,060,606	$3,084	$(519)	$1,063,171
Certificates of deposit	4,520	—	—	4,520
Corporate bonds	113,820	633	(12)	114,441
Commercial paper	62,692	—	—	62,692
Equity securities	20,017	—	(4,034)	15,983
Total	$1,261,655	$3,717	$(4,565)	$1,260,807
December 31, 2018
U.S. government agency securities and treasuries	$1,459,649	$963	$(3,011)	$1,457,601
Certificates of deposit	9,080	—	—	9,080
Equity securities	20,017	2,150	—	22,167
Total	$1,488,746	$3,113	$(3,011)	$1,488,848

No available-for-sale debt securities held as of June 30, 2019 or December 31, 2018 had remaining maturities greater than three years.

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2019
Assets:
Cash and cash equivalents	$280,995	$280,995	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	1,063,171	—	1,063,171	—
Certificates of deposit	4,520	—	4,520	—
Commercial paper	62,692	—	62,692	—
Corporate bonds	114,441	—	114,441	—
Equity securities	15,983	15,983	—	—
Total assets	$1,541,802	$296,978	$1,244,824	$—
Liabilities:
Contingent consideration	$5,740	$—	$—	$5,740
Total liabilities	$5,740	$—	$—	$5,740
December 31, 2018
Assets:
Cash and cash equivalents	$402,579	$348,638	$53,941	$—
Marketable securities:
U.S. government agency securities and treasuries	1,457,601	—	1,457,601	—
Certificates of deposit	9,080	—	9,080	—
Equity securities	22,167	22,167	—	—
Total assets	$1,891,427	$370,805	$1,520,622	$—
Liabilities:
Contingent consideration	$5,230	$—	$—	$5,230
Total liabilities	$5,230	$—	$—	$5,230

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of June 30, 2019, cash and cash equivalents comprise funds in cash and money market accounts. As of December 31, 2018, cash and cash equivalents comprise funds in cash, U.S. treasury securities, U.S. government agency securities, and money market accounts.

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

The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At June 30, 2019 and December 31, 2018, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2019 or 2018, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2019 and December 31, 2018 was $52.4 million and $787.5 million, respectively. As of June 30, 2019 and December 31, 2018, there were $229.2 million and $315.3 million in securities held by the Company in an unrealized loss position for more than twelve months, respectively. The aggregate unrealized loss on securities held by the Company for less than twelve months as of June 30, 2019 and December 31, 2018 was $0.1 million and $0.9 million, respectively. The aggregate unrealized loss on securities held by the Company for more than twelve months as of June 30, 2019 and December 31, 2018 was $0.5 million and $2.1 million, respectively. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of June 30, 2019 and December 31, 2018.

The Company holds equity securities with an aggregate fair value of $16.0 million and $22.2 million as of June 30, 2019 and December 31, 2018, respectively, within short-term marketable securities on its condensed consolidated balance sheet. The Company has recorded a $3.1 million and $6.2 million unrealized loss during the three and six months ended June 30, 2019, respectively, related to its equity securities, which is included in other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2021 to 2028, and discount rates ranging from 14.2% to 15.0%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations, which include Level 3 inputs (in thousands):

For the six months ended
June 30, 2019
Beginning balance	$5,230
Additions	—
Changes in fair value	510
Payments	—
Ending balance	$5,740

Please refer to Note 8, “Commitments and contingencies” for further information.

5. Property, plant and equipment, net

Property, plant and equipment, net, consists of the following (in thousands):

	As of	As of
	June 30, 2019	December 31, 2018
Land	$1,210	$1,210
Building	14,913	180,094
Computer equipment and software	6,518	6,365
Office equipment	6,308	5,584
Laboratory equipment	40,953	35,693
Leasehold improvements	21,598	183
Construction-in-progress	67,470	46,669
Total property, plant and equipment	158,970	275,798
Less accumulated depreciation and amortization	(29,835)	(29,176)
Property, plant and equipment, net	$129,135	$246,622

North Carolina manufacturing facility

In November 2017, the Company acquired a manufacturing facility, which is in the process of construction, in Durham, North Carolina for the future manufacture of lentiviral vector for the Company’s gene therapies.  Construction-in-progress as of June 30, 2019 and December 31, 2018 includes $63.7 million and $40.4 million, respectively, related to the North Carolina manufacturing facility.

60 Binney Street Lease

As a result of the adoption of ASU 2016-02, the Company de-recognized $156.0 million of the building asset and $6.7 million of accumulated depreciation related to its corporate headquarters at 60 Binney Street. Prior to the adoption of ASU 2016-02, the Company classified leasehold improvements associated with the 60 Binney Street building as building assets. Subsequent to the adoption of ASU 2016-02, the leasehold improvements owned by the Company associated with the 60 Binney Street building are classified as leasehold improvements.  Please refer to Note 2, “Basis of presentation, principles of consolidation and significant accounting policies” and Note 7, “Leases” for further information.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	June 30, 2019	December 31, 2018
Employee compensation	$22,638	$28,567
Accrued manufacturing costs	20,497	21,618
Accrued clinical and contract research organization costs	16,035	11,891
Accrued property, plant, and equipment	6,113	5,451
Accrued license and milestone fees	1,690	7,739
Accrued professional fees	1,497	1,830
Financing lease obligation, current portion	—	1,424
Other	22,635	20,873
Total accrued expenses and other current liabilities	$91,105	$99,393

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

The Company occupied the Building beginning on March 27, 2017 and the 60 Binney Street Lease will continue until March 31, 2027. The Company has the option to extend the 60 Binney Street Lease for two successive five-year terms.  The Company is accounting for this lease under ASC 842 using its initial 10-year term through March 31, 2027 and will reassess the lease term on a quarterly basis.

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

50 Binney Street Sublease

In April 2019, the Company entered into a sublease agreement for office space located at 50 Binney Street in Cambridge, Massachusetts (the “50 Binney Street Sublease”) to supplement the Company’s corporate headquarters located at 60 Binney Street in Cambridge, Massachusetts.  Under the terms of the 50 Binney Street Sublease, the Company will lease 267,278 square feet of office space for $99.95 per square foot, or $26.7 million per year in base rent subject to certain operating expenses, taxes and annual rent increases of approximately 3%. The lease will commence when the space is available for use by the Company, which is anticipated to be July 1, 2021, and end on December 31, 2030, unless the Company earlier occupies the premises or other conditions specified in the 50 Binney Street Sublease occur.   The sublessor has the right to postpone the commencement date until January 1, 2022 by providing not less than nine months’ prior written notice to the Company. Upon signing the 50 Binney Street Sublease, the Company executed a $40.1 million cash-collateralized letter of credit, which may be reduced in the future subject to the terms of the 50 Binney Street Sublease and certain reduction requirements specified therein. The $40.1 million of cash collateralizing the letter of credit is classified as Restricted cash and other non-current assets on the Company’s condensed consolidated balance sheets. Payments will commence at the earlier of (i) the date which is 90 days following the commencement date and (ii) the date the Company takes occupancy of all or any portion of the premises. In connection with the execution of the 50 Binney Street Sublease, the Company also entered into a Purchase Agreement for furniture and equipment (the “Furniture Purchase Agreement”) located on the premises upon lease commencement. Upon execution of the Furniture Purchase Agreement, the Company made an upfront payment of $7.5 million, all of which was recorded within Restricted cash and other non-current assets on the Company’s condensed consolidated balance sheets as of June 30, 2019.

The Company will assess the lease classification of the 50 Binney Street Sublease and commence recognition of the associated rent expense upon lease commencement.

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2019:

Operating leases	For the three months ended	For the six months ended
(in thousands)	June 30, 2019	June 30, 2019
Lease cost (1)
Operating lease cost	$8,917	$17,400
Total lease cost	$8,917	$17,400

Other information
Operating cash flows used for operating leases		$13,237
Weighted average remaining lease term		7.7 years
Weighted average discount rate		6.17%

(1)	Short-term lease costs and variable lease costs incurred by the Company for the three and six months ended June 30, 2019 were immaterial.

As of June 30, 2019, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of lease liabilities	As of
(in thousands)	June 30, 2019
2019 (excluding the six months ended June 30, 2019)	$17,031
2020	33,780
2021	34,215
2022	29,417
2023	29,869
2024 and thereafter	108,687
Total lease payments	252,999
Less: imputed interest	(58,777)
Total operating lease liabilities	$194,222

The above table excludes legally binding minimum lease payments for leases executed but not yet commenced as of June 30, 2019.

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

Other funding commitments

The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specified products, which includes the collaboration agreement entered into with Regeneron Pharmaceuticals, Inc. (“Regeneron”) in August 2018. Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. Please refer to Note 9, “Collaborative arrangements,” for further information on the collaboration agreement with Regeneron.

The Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with its collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales have occurred, the corresponding amounts are recognized in the Company’s financial statements.

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

Under the Ide-cel CCPS, the Company may receive up to a total of $70.0 million in development milestone payments for the first indication to be addressed by ide-cel, with the ability to obtain additional milestone payments for a second indication and modified licensed products. In the second quarter of 2019, a $10.0 million development milestone was achieved such that as of June 30, 2019, the total remaining potential development milestones on the first indication of ide-cel is $60.0 million. In addition, to the extent ide-cel is commercialized, the Company is entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the U.S., subject to certain reductions.

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

As of the February 2016 contract modification date, the Company concluded the arrangement contained the following promised goods and services: (i) research and development services, (ii) a license to ide-cel, and (iii) manufacture of vectors and associated payload for incorporation into ide-cel through development.  The Company determined that the manufacture of commercial vector represented an option to acquire additional goods and services that is not representative of a material right. In addition, as of the February 2016 contract modification date, Celgene had not exercised its option to purchase any commercial vector. Accordingly, the manufacture of commercial vector was not considered to be a performance obligation at that time.

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

Ide-cel transaction price

The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of June 30, 2019:

(in thousands)	Ide-cel transaction price as of June 30, 2019
Up-front non-refundable payment - Celgene Collaboration Agreement	$75,000
Up-front non-refundable payment - Amended Celgene Collaboration Agreement	25,000
Ide-cel license fee - Ide-cel License Agreement	10,000
Ide-cel development milestone	10,000
Estimated variable consideration	87,189
$207,189

(in thousands)	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of June 30, 2019
Ide-cel research and development services	$40,912	$—
Ide-cel license and manufacturing services	166,277	26,723
	$207,189	$26,723

The estimated variable consideration of $87.2 million relates to the estimated reimbursement from Celgene for the manufacture of vectors and associated payload through development.  The total transaction price has been allocated to the performance obligations identified based on a relative standalone selling price (“SSP”) basis.  The Company estimated the SSP of the license after considering potential future cash flows under the license. The Company then discounted these probability-weighted cash flows to their present value. The Company estimated the SSP of each of the research and development services and manufacturing services to be provided based on the Company’s estimated cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.

All of the clinical and regulatory milestones which have not been met as of period end are fully constrained and are excluded from the transaction price. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones is outside the control of the Company and contingent upon the future success of clinical trials, the licensee’s efforts, or the receipt of regulatory approval. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Celgene and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur. The Company re-evaluates the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, at each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Ide-cel research and development services

The Company allocated $40.9 million of the transaction price to the research and development services.  The Company satisfied this performance obligation as the research and development services were performed.  The Company determined that the period of performance of the research and development services was three years through projected initial phase 1 clinical study substantial completion, or through May 2018.  The Company recognized revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred.  Although the Company fully satisfied this performance obligation during the second quarter of 2018, any changes to the total transaction price following the completion of this performance obligation in May 2018 will be allocated to the performance obligations under the arrangement based on a relative SSP basis and therefore the allocation of any changes to the total transaction price may impact the revenue recognized for this performance obligation in the period of change.

The following table summarizes the revenue recognized, or revenue adjustment recorded, related to the ide-cel research and development services for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
Ide-cel research and development services revenue	$2,473	$953	$2,264	$3,136
	$2,473	$953	$2,264	$3,136

Ide-cel license and manufacturing services

The Company allocated $166.3 million of the transaction price to the combined unit of accounting which consists of the license and manufacture of vectors and associated payload for incorporation into ide-cel.

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

The following table summarizes the net collaboration revenue recognized or expense incurred for the joint ide-cel development efforts in the U.S. under ASC 808, including revenue or expense related to the combined performance obligation for the license and vector manufacturing of ide-cel for development in the U.S., for the three and six months ended June 30, 2019, and 2018:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
ASC 808 ide-cel revenue - U.S. (1)	$—	$—	$—	$3,761
ASC 808 ide-cel research and development expense - U.S. (1)	$(1,065)	$(3,349)	$(4,309)	$(3,349)

(1)

As noted above, the calculation of collaboration revenue or research and development expense to be recognized for joint ide-cel development efforts in the U.S. is performed on a quarterly basis.  The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period, depending on the varying extent of effort performed by each party during the period.

Revenue related to the combined unit of accounting for the non-US license and vector manufacturing services is accounted for in accordance with Topic 606. The following table summarizes the revenue recognized related to the combined unit of accounting for the ide-cel non-US license and vector manufacturing services for the three and six months ended June 30, 2019, and 2018:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
ASC 606 ide-cel license and manufacturing revenue - outside of U.S.	$7,899	$5,764	$16,963	$14,706

As of June 30, 2019, the aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the ide-cel license and manufacturing services, that is unsatisfied, or partially unsatisfied, is $26.7 million, which the Company expects to recognize as revenue as manufacturing services are provided through the remaining development period which is estimated to be through 2020. As of June 30, 2019 and December 31, 2018, the Company had $12.7 million and $23.0 million, respectively, of deferred revenue associated with the combined performance obligation consisting of the ide-cel license and manufacturing services.

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

bb21217 transaction price

The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of June 30, 2019:

(in thousands)	bb21217 transaction price as of June 30, 2019
bb21217 license fee - bb21217 License Agreement	$15,000
Estimated variable consideration	26,687
$41,687

(in thousands)	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of June 30, 2019
bb21217 research and development services	$5,444	$721
bb21217 license and manufacturing services	36,243	36,243
	$41,687	$36,964

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

The following table summarizes the revenue recognized related to the bb21217 research and development services for the three and six months ended June 30, 2019, and 2018:

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2019	2018	2019	2018
bb21217 research and development services revenue	$721	$721	$1,442	$1,442
	$721	$721	$1,442	$1,442

As of June 30, 2019, and December 31, 2018, the aggregate amount of the transaction price allocated to the bb21217 research and development services performance obligation that are unsatisfied, or partially unsatisfied, and deferred is $0.7 million and $1.8 million, respectively, which the Company expects to recognize through September 2019 as research and development services are performed.

bb21217 license and manufacturing services

The Company will satisfy its performance obligation related to the manufacture of vectors and associated payload for incorporation into bb21217 through development as the bb21217 manufacturing services are performed. As of June 30, 2019, the manufacturing services for bb21217 had not yet commenced.  Therefore, no amounts have been recognized for the combined performance obligation in the consolidate statement of operations for the three and six months ended June 30, 2019, and 2018.

The aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb21217 license and manufacturing services, is $36.2 million.  The Company does not expect that recognition will begin in the next twelve months and has therefore classified deferred revenue associated with the combined performance obligation as deferred revenue, net of current portion on its consolidated balance sheet. The Company had $9.8 million of remaining deferred revenue as of June 30, 2019 and December 31, 2018 associated with the combined performance obligation consisting of the bb21217 license and manufacturing services.

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

The following table presents changes in the balances of the Company’s Celgene receivables and contract liabilities during the six months ended June 30, 2019:

(in thousands)	Balance at beginning of period	Additions	Deductions	Balance at end of period
Receivables	$6,528	$10,450	$(6,528)	$10,450
Contract liabilities:
Payable included in accrued expenses	$—	$3,781	$—	$3,781
Deferred revenue	$34,939	$10,000	$(21,716)	$23,223

The increase in the receivables balance for the six months ended June 30, 2019 is primarily driven by amounts owed to the Company for a development milestone that was achieved in the second quarter of 2019, offset by amounts collected from Celgene in the period and amounts owed to Celgene under the Ide-cel CCPS.

The decrease in deferred revenue during the six months ended June 30, 2019 is primarily driven by amounts recognized for the combined performance obligation consisting of the ide-cel license and manufacturing services.  During the six months ended June 30, 2019, $21.7 million of the deferred revenue balance at the beginning of the period was released from deferred revenue, of which $10.0 million was recognized as collaboration revenue and $11.7 million was recorded as contra-research and development expense.

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

Regeneron will accrue a certain number of option rights exercisable against targets as the parties reach certain milestones under the terms of the agreement.  Upon the acceptance of an IND for the first product candidate directed to a target, Regeneron will have the right to exercise an option for co-development/co-commercialization of product candidates directed to such target on a worldwide or applicable opt-in territory basis, with certain exceptions. Where Regeneron chooses to opt-in, the parties will share equally in the costs of development and commercialization, and will share equally in any profits or losses therefrom in applicable opt-in territories.  Outside of the applicable opt-in territories, the target becomes a licensed target and Regeneron would be eligible to receive, with respect to any resulting product, milestone payments of up to $130.0 million per product and royalties on net sales outside of the applicable opt-in territories at a rate ranging from the mid-single digits to low-double digits.  A target would also become a licensed target in the event Regeneron does not have an option to such target, or Regeneron does not exercise its option with respect to such target.

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

Accounting analysis – Regeneron

At the commencement of the arrangement, two units of accounting were identified, which are the issuance of 0.4 million shares of the Company’s common stock and joint research activities during the five-year research collaboration term. The Company determined the total transaction price to be $100.0 million, which comprises $54.5 million attributed to the equity sold to Regeneron and $45.5 million attributed to the joint research activities. In determining the fair value of the common stock at closing, the Company considered the closing price of the common stock on the closing date of the transaction and included a lack of marketability discount because Regeneron received shares subject to certain restrictions.

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

Consistent with its collaboration accounting policy, the Company will recognize collaboration revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period.  That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaboration revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron.  If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of June 30, 2019 and December 31, 2018, the Company has $41.5 million and $44.0 million, respectively, of the collaboration research advancement remaining to be recognized.

The Company recognized $0.5 million and $2.5 million of collaboration revenue from the Regeneron Collaboration Agreement during the three and six months ended June 30, 2019, respectively. The Company did not recognize any collaboration revenue, or research and development expense, from the Regeneron Collaboration Agreement during the three and six months ended June 30, 2018.

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

11. Stock-based compensation

In January 2019 and 2018, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 2.2 million and 2.0 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. As of June 30, 2019, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 2.2 million.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $55.1 million and $87.5 million for the three and six months ended June 30, 2019, respectively.  The Company recognized stock-based compensation expense totaling $28.1 million and $51.1 million for the three and six months ended June 30, 2018, respectively. Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows:

	For the		For the
	three months ended June 30,		six months ended June 30,
(in thousands)	2019	2018	2019	2018
Stock options	$24,800	$20,932	$47,983	$38,227
Restricted stock units	30,012	6,953	38,893	12,494
Employee stock purchase plan	299	171	576	330
	$55,111	$28,056	$87,452	$51,051

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows:

	For the		For the
	three months ended June 30,		six months ended June 30,
(in thousands)	2019	2018	2019	2018
Research and development	$29,694	$14,196	$45,210	$25,820
General and administrative	25,417	13,860	42,242	25,231
	$55,111	$28,056	$87,452	$51,051

In February 2018, the Company issued restricted stock units with service and performance conditions to employees, approximately 0.2 million of which are outstanding as of June 30, 2019. Vesting of these awards is contingent on the occurrence of a certain regulatory milestone event which was achieved in June 2019 and fulfillment of any remaining service condition.  The Company began recognizing expense for these awards in the second quarter of 2019 when achievement of the regulatory milestone was deemed probable.  The Company recognized $20.1 million of expense related to these awards in the second quarter of 2019 and will continue to recognize stock-based compensation expense related to these awards through June 2021 when the final tranche of the awards vest.

As of June 30, 2019, the Company had $372.4 million of unrecognized stock-based compensation expense related to unvested stock options, restricted stock units, performance-based restricted stock units, and the employee stock purchase plan, which is expected to be recognized over a weighted-average period of 2.8 years.

Stock option activity

The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2018	4,643	$108.56
Granted	1,266	$136.17
Exercised	(282)	$47.80
Canceled, forfeited, or expired	(234)	$129.85
Outstanding at June 30, 2019	5,393	$117.30
Exercisable at June 30, 2019	2,520	$88.94
Vested and expected to vest at June 30, 2019	5,393	$117.30

During the six months ended June 30, 2019, 0.3 million shares of common stock were exercised, resulting in total proceeds to the Company of $13.5 million. In accordance with the Company’s equity award plans, the shares were issued from a pool of shares reserved for issuance under the equity award plans.

Restricted stock unit activity

The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested balance at December 31, 2018	931	$155.99
Granted	438	$136.32
Vested	(197)	$142.82
Forfeited	(69)	$153.94
Unvested balance at June 30, 2019	1,103	$150.67

Employee stock purchase plan

On June 3, 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. During each of the six months ended June 30, 2019 and 2018, less than 0.1 million shares of common stock were issued under the 2013 ESPP.

12. Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax benefit recorded during the three and six months ended June 30, 2019 is due to the deferred tax benefit for which an offsetting tax expense is recognized in other comprehensive income (loss), partially reduced by state and foreign income taxes.

13. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	For the three and six months ended
	June 30,
(in thousands)	2019	2018
Outstanding stock options	5,393	4,505
Restricted stock units	1,103	931
ESPP shares	15	5
	6,511	5,441

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

Overview

We are a biotechnology company committed to researching, developing and commercializing potentially transformative gene therapies for severe genetic diseases and cancer. With our lentiviral-based gene therapy and gene editing capabilities, we have built an integrated product platform with broad therapeutic potential in a variety of indications. We believe that gene therapy for severe genetic diseases has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. In June 2019, we received conditional marketing authorization from the European Commission for ZYNTEGLOTM (autologous CD34+ cells encoding βA-T87Q-globin gene) gene therapy as a treatment for adult and adolescent patients with transfusion-dependent β-thalassemia, or TDT, and a non-β0/β0 genotype, for whom hematopoietic stem cell (HSC) transplantation is appropriate but a human leukocyte antigen (HLA)-matched related HSC donor is not available. Our other programs in severe genetic diseases include our LentiGlobin® product candidate as a treatment for severe sickle cell disease, or SCD, and our Lenti-D™ product candidate as a treatment for cerebral adrenoleukodystrophy, or CALD. Our programs in oncology are built upon our leadership in lentiviral gene delivery and T cell engineering, with a focus on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. Our product candidates in oncology, idecabtagene vicleucel, or ide-cel (bb2121), and bb21217, are CAR T cell product candidates for the treatment of multiple myeloma.

We are commercializing ZYNTEGLO in the European Union and expect to begin to generate product revenue in early 2020. In the second half of 2019, we plan to initiate a rolling submission for regulatory approval of ZYNTEGLO in the United States for the treatment of adult and adolescent patients with TDT who do not have a β0/β0 genotype. We are engaged with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, in discussions regarding our proposed development plans for ZYNTEGLO in patients with TDT and a β0/β0 genotype. We are also engaged with the FDA and EMA in discussions regarding our proposed development plans for LentiGlobin in SCD, with a potential first submission for regulatory approval in 2022.

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

Since our inception in 1992, we have devoted substantially all of our resources to our development efforts relating to our product candidates, including activities to manufacture product candidates in compliance with good manufacturing practices, or GMP, to conduct clinical studies of our product candidates, to provide general and administrative support for these operations and to protect our intellectual property. We have not generated any revenue from product sales. We have funded our operations primarily through the sale of common stock in our public offerings, private placements of preferred stock and warrants and through collaborations.

As of June 30, 2019, we had cash, cash equivalents and marketable securities of approximately $1.54 billion. We have never been profitable and have incurred net losses in each year since inception. Our net loss was $195.8 million and $360.2 million for the three and six months ended June 30, 2019, respectively, and our accumulated deficit was $1.85 billion as of June 30, 2019. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

•	conduct clinical studies for ZYNTEGLO, and our LentiGlobin and Lenti-D product candidates, as well as to fund our share of the costs of clinical studies for ide-cel and bb21217;
•	increase research and development-related activities for the discovery and development of product candidates in severe genetic diseases and oncology;
•	continue our research and development efforts internally and through our collaborations with external partners, such as with Regeneron;
•	manufacture clinical study materials and establish the infrastructure necessary to support and develop large-scale manufacturing capabilities;
•	seek regulatory approval for our product candidates;
•	add personnel to support our product development and commercialization efforts; and
•	increase activities leading up to the commercial launch of ZYNTEGLO in multiple markets.

We do not expect to generate revenue from product sales until early 2020. While we are in the process of completing construction and qualification of our internal lentiviral vector manufacturing capacity, currently all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we seek to obtain regulatory approval for our product candidates and begin to commercialize ZYNTEGLO, we expect to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution. Accordingly until we generate significant revenues from product sales, we will seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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

Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may not succeed in achieving regulatory approval for all of our product candidates. The duration, costs, and timing of clinical studies and development of our product candidates will depend on a variety of factors, any of which could mean a significant change in the costs and timing associated with the development of our product candidates including:

•	the scope, rate of progress, and expense of our ongoing as well as any additional clinical studies and other research and development activities we undertake;
•	future clinical study results;
•	uncertainties in clinical study enrollment rates;
•	changing standards for regulatory approval; and
•	the timing and receipt of any regulatory approvals.

We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of ZYNTEGLO and our LentiGlobin, Lenti-D, and bb21217 product candidates, conduct research and development activities in severe genetic diseases and oncology, fund our share of the costs of development of ide-cel in collaboration with Celgene, and continue the research and development of product candidates using our gene editing technology platform. Our research and development expenses include expenses associated with the following activities:

•	Northstar-2 Study (HGB-207) – a multi-site, international phase 3 study to examine the safety and efficacy of ZYNTEGLO in the treatment of patients with TDT and a non-β0/β0 genotype.
•

Northstar-3 Study (HGB-212) – a multi-site, international phase 3 study to examine the safety and efficacy of ZYNTEGLO in the treatment of patients with TDT and a β0/β0 genotype or an IVS-I-110 mutation.

•	HGB-206 study – a multi-site phase 1/2 study in the United States to study the safety and efficacy of LentiGlobin in the treatment of patients with SCD.
•

HGB-210 study – our planned multi-site, international phase 3 study of LentiGlobin in patients with SCD and a history of vaso-occlusive events. We plan to initiate this study in the second half of 2019.

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

•	We will continue to incur costs related to the manufacture of clinical study materials in support of our clinical studies.
•	Academic collaborations for early pipeline activities, including investigator-initiated proof-of-concept clinical trials.

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

	For the		For the
	three months ended June 30,		six months ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
LentiGlobin (including ZYNTEGLO)(1)	$28,291	$35,765	$60,136	$68,562
Lenti-D	12,011	9,243	20,697	15,440
Ide-cel	24,406	19,770	44,197	32,035
bb21217	6,031	3,507	10,517	6,777
Pre-clinical programs	9,871	9,672	21,200	20,831
Total direct research and development expense	80,610	77,957	156,747	143,645
Employee-and contractor-related expenses	12,203	7,719	22,721	14,944
Stock-based compensation expense	29,694	14,196	45,210	25,820
Platform-related expenses	6,209	6,727	10,836	11,399
Facility expenses	16,458	7,730	31,077	15,403
Other expenses	1,366	685	2,589	912
Total other research and development expenses	65,930	37,057	112,433	68,478
Total research and development expense	$146,540	$115,014	$269,180	$212,123
(1)

Following our receipt of conditional approval for the marketing authorization of ZYNTEGLO by the European Commission in June 2019, all manufacturing costs associated with the production of LentiGlobin produced for use in the commercial sale of ZYNTEGLO in the European Union will be evaluated for capitalization as inventory on our condensed consolidated balance sheets. As of June 30, 2019, no costs have been capitalized.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the commercialization of our product candidates. Additionally, we anticipate an increase in payroll and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

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

As of June 30, 2019, there are $120.0 million in future contingent cash payments, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $5.7 million as of June 30, 2019, all of which are classified as a non-current liability on our condensed consolidated balance sheet.

Interest income, net

Interest income, net consists primarily of interest income earned on investments and, for the three and six months ended June 30, 2018, interest expense on the financing lease obligation for our headquarters at 60 Binney Street in Cambridge, Massachusetts. Upon adoption of ASU 2016-02, Leases (Topic 842), (“ASU 2016-02” or “ASC 842”), we de-recognized the financing lease obligation. Please refer to Note 2, “Basis of presentation, principles of consolidation and significant accounting policies” and Note 7, “Leases”, in the Notes to Condensed Consolidated Financial Statements for further information.

Other (expense) income, net

Other (expense) income, net consists primarily of losses on equity securities held by us, losses on disposal of assets, and gains and losses on foreign currency.

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the six months ended June 30, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 21, 2019, except as otherwise described in Note 2, “Basis of presentation, principles of consolidation and significant accounting policies”, in the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Comparison of the three months ended June 30, 2019 and 2018:

	For the
	three months ended June 30,
	2019	2018	Change
	(in thousands)
Revenue:
Collaboration revenue	$11,558	$7,437	$4,121
License and royalty revenue	1,738	414	1,324
Total revenues	13,296	7,851	5,445
Operating expenses:
Research and development	146,540	115,014	31,526
General and administrative	68,631	41,168	27,463
Cost of license and royalty revenue	613	21	592
Change in fair value of contingent consideration	214	262	(48)
Total operating expenses	215,998	156,465	59,533
Loss from operations	(202,702)	(148,614)	(54,088)
Interest income, net	9,387	2,436	6,951
Other (expense) income, net	(2,936)	182	(3,118)
Loss before income taxes	(196,251)	(145,996)	(50,255)
Income tax benefit	469	—	469
Net loss	$(195,782)	$(145,996)	$(49,786)

Revenues. Total revenue was $13.3 million for the three months ended June 30, 2019, compared to $7.9 million for the three months ended June 30, 2018. The increase of $5.4 million was primarily attributable to an increase in collaboration revenue for the ide-cel license and manufacturing services under our agreement with Celgene as well as an increase in license and royalty revenue.

Research and development expenses. Research and development expenses were $146.5 million for the three months ended June 30, 2019, compared to $115.0 million for the three months ended June 30, 2018. The overall increase of $31.5 million was primarily attributable to the following:

•

$25.8 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount to support overall growth and an increase of $15.5 million in stock-based compensation expense. Refer to Note 11, “Stock-based compensation”, in the Notes to Condensed Consolidated Financial Statements for discussion of stock-based compensation expense recognized on the performance-based restricted stock units;

•	$9.7 million of increased IT and facility related costs, which includes the impact of adopting ASU 2016-02; and
•	$5.0 million of increased material production costs.

These increased costs were offset by $5.5 million of decreased license and milestone fees and $3.4 million of decreased clinical trial related costs.

General and administrative expenses. General and administrative expenses were $68.6 million for the three months ended June 30, 2019, compared to $41.2 million for the three months ended June 30, 2018. The increase of $27.4 million was primarily attributable to the following:

•

$22.4 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount to support overall growth and an increase of $11.6 million in stock-based compensation expense. Refer to Note 11,“Stock-based compensation”, in the Notes to Condensed Consolidated Financial Statements for discussion of stock-based compensation expense recognized on the performance-based restricted stock units; and

•	$6.1 million of increased consulting fees and market research costs.

Interest income, net. The change in interest income, net was primarily related to interest income earned on investments, as well as a decrease in interest expense incurred due to the de-recognition of the financing lease obligation associated with our corporate headquarters at 60 Binney Street related to the adoption of ASU 2016-02 on January 1, 2019.

Other (expense) income, net. The change in other (expense) income, net was primarily related to changes in fair value of equity securities.

Comparison of the six months ended June 30, 2019 and 2018:

	For the
	six months ended June 30,
	2019	2018	Change
	(in thousands)
Revenues:
Collaboration revenue	$22,735	$23,045	$(310)
License and royalty revenue	3,032	763	2,269
Total revenues	25,767	23,808	1,959
Operating expenses:
Research and development	269,180	212,123	57,057
General and administrative	128,910	76,094	52,816
Cost of license and royalty revenue	1,043	36	1,007
Change in fair value of contingent consideration	510	796	(286)
Total operating expenses	399,643	289,049	110,594
Loss from operations	(373,876)	(265,241)	108,635
Interest income, net	19,489	3,824	(15,665)
Other (expense) income, net	(6,325)	297	6,622
Loss before income taxes	(360,712)	(261,120)	99,592
Income tax benefit	484	—	484
Net loss	$(360,228)	$(261,120)	$99,108

Revenues. Total revenue was $25.8 million for the six months ended June 30, 2019, compared to $23.8 million for the six months ended June 30, 2018. The increase of $2.0 million was primarily attributable to an increase in license and royalty revenue.

Research and development expenses. Research and development expenses were $269.2 million for the six months ended June 30, 2019, compared to $212.1 million for the six months ended June 30, 2018. The overall increase of $57.1 million was primarily attributable to the following:

•

$38.7 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount to support overall growth and an increase of $19.4 million in stock-based compensation expense. Refer to Note 11, “Stock-based compensation”, in the Notes to Condensed Consolidated Financial Statements for discussion of stock-based compensation expense recognized on the performance-based restricted stock units;

•	$16.6 million of increased IT and facility related costs, which includes the impact of adopting ASU 2016-02; and
•	$12.4 million of increased costs incurred for laboratory expenses, material production, and collaboration research.

These increased costs were offset by $8.8 million of decreased license and milestone fees and $4.8 million of decreased clinical trial related costs.

General and administrative expenses. General and administrative expenses were $128.9 million for the six months ended June 30, 2019, compared to $76.1 million for the six months ended June 30, 2018. The increase of $52.8 million was primarily attributable to the following:

•

$36.3 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount to support overall growth and an increase of $17.0 million in stock-based compensation expense. Refer to Note 11, “Stock-based compensation”, in the Notes to Condensed Consolidated Financial Statements for discussion of stock-based compensation expense recognized on the performance-based restricted stock units; and

•	$17.1 million of increased consulting fees and market research costs.

Interest income, net. The change in interest income, net was primarily related to interest income earned on investments, as well as a decrease in interest expense incurred due to the de-recognition of the financing lease obligation associated with our corporate headquarters at 60 Binney Street related to the adoption of ASU 2016-02 on January 1, 2019.

Other (expense) income, net. The change in other (expense) income, net was primarily related to changes in fair value on equity securities.

Liquidity and Capital Resources

As of June 30, 2019, we had cash, cash equivalents and marketable securities of approximately $1.54 billion. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current planned operations into 2022.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2019, our funds are primarily held in U.S. treasury securities, U.S. government agency securities, certificates of deposit, corporate bonds, commercial paper and money market accounts.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of June 30, 2019 we had an accumulated deficit of $1.85 billion. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	For the six months ended
	June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(292,027)	$(209,222)
Net cash provided by (used in) investing activities	195,513	(292,212)
Net cash provided by financing activities	15,004	76,978
Net decrease in cash, cash equivalents and restricted cash	$(81,510)	$(424,456)

Cash Flows from Operating Activities. The $82.8 million increase in cash used in operating activities for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was partially due to the increase in net loss during this period of $99.1 million, which was driven by increased payroll and payroll-related expenses and spending on our clinical and pre-clinical stage programs to support overall growth. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities. The $487.7 million change in cash provided by (used in) investing activities for the six months ended June 30, 2019 was primarily due to an increase of $287.2 million in proceeds received from the maturity of marketable securities and a decrease in cash used to purchase marketable securities of $217.8 million, offset by an increase of $17.2 million in cash used to purchase property, plant and equipment, primarily related to the facility in Durham, North Carolina, compared to the six months ended June 30, 2018.

Cash Flows from Financing Activities. The $62.0 million decrease in cash provided by financing activities was primarily driven by a decrease in proceeds from public offering of common stock of $48.7 million, as well as a decrease in proceeds from issuance of common stock to employees of $10.6 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 21, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk related to changes in interest rates. As of June 30, 2019 and December 31, 2018, we had cash, cash equivalents and marketable securities of $1.54 billion and $1.89 billion, respectively, primarily invested in U.S. government agency securities and treasuries, federally insured certificates of deposit, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at June 30, 2019, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $7.0 million.

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

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019 there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2019, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Risks related to commercialization

*We have limited experience as a commercial company and the marketing and sale of ZYNTEGLO or future products may be unsuccessful or less successful than anticipated.

We are beginning to commercialize ZYNTEGLO in the European Union as a treatment for adult and adolescent patients with TDT and a non-β0/β0 genotype, following our receipt of conditional marketing approval by the European Commission in June 2019. We have limited experience as a commercial company and there is limited information about our ability to overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. We also have several programs in late-stage clinical development. To execute our business plan, in addition to successfully marketing and selling ZYNTEGLO, we will need to successfully:

•	establish and maintain our relationships with qualified treatment centers who will be treating the patients who receive our product and any future products;
•	obtain adequate pricing and reimbursement for ZYNTEGLO and any future products;
•	gain regulatory acceptance for the development and commercialization of the product candidates in our pipeline;
•	develop and maintain successful strategic alliances; and
•	manage our spending as costs and expenses increase due to clinical trials, marketing approvals, and commercialization.

If we are not successful in accomplishing these objectives, we may not be able to develop product candidates, commercialize ZYNTEGLO or any future products, raise capital, expand our business, or continue our operations.

*The commercial success of ZYNTEGLO, and of any future products, will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

The commercial success of ZYNTEGLO and of any future products will depend in part on the medical community, patients, and third-party or governmental payors accepting gene therapy products in general, and ZYNTEGLO and any future products in particular, as medically useful, cost-effective, and safe. ZYNTEGLO and any other products that we may bring to the market may not gain market acceptance by physicians, patients, third-party payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of ZYNTEGLO and of any future products will depend on a number of factors, including:

•	the potential efficacy and potential advantages over alternative treatments;
•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;

•

the prevalence and severity of any side effects resulting from the chemotherapy and myeloablative treatments associated with the procedure by which our product and any future products are administered;

•	relative convenience and ease of administration;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support and timing of market introduction of competitive products;
•	the pricing of our product and any future products;
•	publicity concerning our product, any future products, or competing products and treatments; and
•	sufficient third-party insurance coverage or reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors. Any of these factors may cause ZYNTEGLO, or any future products, to be unsuccessful or less successful than anticipated.

*If the market opportunities for our product or any future products are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.

We focus our research and product development on treatments for severe genetic diseases and cancer. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product or any future products, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. For instance, because newborn screening for CALD is not widely adopted, and it can be difficult to diagnose CALD in the absence of a genetic screen, we may have difficulty finding patients who would benefit from treatment from our Lenti-D product candidate. Additionally, the potentially addressable patient population for our product and any future products may be limited or may not be amenable to treatment with our products. For instance, we received conditional marketing approval in Europe of ZYNTEGLO for the treatment of patients with TDT who do not have a β0/β0 genotype. We do not have any assurance whether or when ZYNTEGLO may be commercially available to patients with all genotypes of TDT.

Even if we obtain significant market share for a product within an approved indication, because the potential target populations for our product and for the product candidates in our pipeline are small, we may never achieve profitability without obtaining marketing approval for additional indications. For instance, in the field of cancer, the FDA often approves new therapies initially only for use in patients with relapsed or refractory advanced disease. We expect to initially seek approval of our T cell-based product candidates in cancer in this context. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

Any of these factors may negatively affect our ability to generate revenues from sales of our product and any future products and our ability to achieve and maintain profitability and, as a consequence, our business may suffer.

*We rely on a complex supply chain for ZYNTEGLO and our product candidates. The manufacture and delivery of our engineered autologous gene therapy product presents significant challenges for us, and we may not be able to produce our vector and product at the quality, quantities, locations or timing needed to support commercialization. In addition, we may encounter challenges with engaging or coordinating with qualified treatment centers needed to support commercialization.

In order to commercialize ZYNTEGLO and any future products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties to manufacture the vector and the drug product for the commercial setting and for any clinical trials that we initiate. Although we intend to eventually rely on a mix of internal and third-party manufacturers to support our commercialization efforts, we are still in the process of completing construction and qualification of our internal capacity and we have not secured commercial-scale manufacturing capacity in all of the regions where we intend to commercialize ZYNTEGLO or future products. By building our own internal manufacturing facility, we have incurred substantial expenditures and expect to incur significant additional expenditures in the future. In addition, there are many risks inherent in the construction of a new facility that could result in delays and additional costs, including the need to obtain access to necessary equipment and third-party technology, if any. Also, we have had to, and will continue to, hire and train qualified employees to staff our manufacturing facility. We may not be able to timely or successfully build out our internal capacity or negotiate binding agreements at commercially reasonable terms with third-party manufacturers.

The manufacture of our lentiviral vector and drug product is complex and requires significant expertise. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot make any assurances that these problems will not occur in the future, or that we will be able to resolve or address problems that occur in a timely manner or with available funds. Furthermore, our cost of goods development is at an early stage. The actual cost to manufacture our lentiviral vector and drug product could be greater than we expect and could materially and adversely affect the commercial viability of our product and any future products. If we or such third-party manufacturers are unable to produce the necessary quantities of lentiviral vector and our drug product, or in compliance with GMP or other pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and sales of our product and any future products may be materially harmed. Furthermore, if we or our third-party manufacturers are unable to produce our viral vectors or our drug products in quantities, in accordance with quality requirements, or within the time frames that we need to support our development and commercialization activities, it may result in delays in our plans or increased capital expenditures.

In addition, any significant disruption in our supplier relationships could harm our business. We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain key materials that are used to manufacture our product and product candidates. Such suppliers may not sell these key materials to us or to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these key materials by our manufacturers. Moreover, we currently do not have agreements for the commercial supply for all of these key materials.

Additionally, since the HSCs and T cells have a limited window of stability following procurement from the subject, we must establish transduction facilities in the regions where we wish to commercialize our product and any future products. Currently, we rely on third-party contract manufacturers in the United States and Europe to produce drug product for commercialization and for our clinical studies. Since a portion of our target patient populations will be outside the United States and Europe, we will need to establish additional transduction facilities that can replicate our transduction process in order to address those patient populations. Establishment of such facilities may be financially impractical or impeded by technical, quality, or regulatory issues related to these new sites and we may also run into technical or scientific issues related to transfer of our transduction process or other developmental issues that we may be unable to resolve in a timely manner or with available funds.

Our commercial plan is to engage apheresis centers in our key launch regions as qualified treatment centers for the collection of patient HSCs and infusion of the drug product once manufactured. To ensure that the qualified treatment centers are prepared to collect patient HSCs and to ship them to our transduction facilities in accordance with our specifications and regulatory requirements, we plan to train and conduct quality certifications of each center as part of engagement. We intend for these qualified treatment centers to be the first and last points on our complex supply chain to reach patients in the commercial setting. We may not be able engage qualified treatment centers in all of the regions in our commercial launch strategy, or we may encounter other challenges or delays in engaging qualified treatment centers. We may fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the drug product back to the patient. Logistical and shipment delays and problems caused by us, our vendors, and other factors not in our control, such as weather, could prevent or delay the delivery of product to patients. If our qualified treatment centers fail to perform satisfactorily, we may suffer reputational, operational, and business harm.  We anticipate having to maintain a complex chain of identity and chain of custody with respect to patient material as it moves through the manufacturing process, from the qualified treatment center to the transduction facility, and back to the patient. Failure to maintain chain of identity and chain of custody could result in adverse patient outcomes, loss of product or regulatory action.

*Although we are continuing to build out our commercial capabilities, we have no prior sales or distribution experience and limited capabilities for marketing and market access. We expect to invest significant financial and management resources to establish these capabilities and infrastructure to support commercial operations. If we are unable to establish these commercial capabilities and infrastructure or to enter into agreements with third parties to market and sell our product or any future products, we may be unable to generate sufficient revenue to sustain our business.

Although we are continuing to build out our field team as part of our first commercial launch in Europe, we have no prior sales or distribution experience and limited capabilities for marketing and market access. To successfully commercialize ZYNTEGLO and any other products that may result from our development programs, we will need to develop these capabilities and further expand our infrastructure to support commercial operations in the United States, Europe and other regions, either on our own or with others. Commercializing an autologous gene therapy such as ZYNTEGLO is resource-intensive and will require substantial investment in commercial capabilities. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without a significant internal team or the support of a third party to perform these functions, including marketing and sales functions, we may be unable to compete successfully against these more established companies. Furthermore, a significant proportion of the patient populations for ZYNTEGLO and our potential products lies outside of the United States and Europe. We may not be able to establish our global capabilities and infrastructure in a timely manner or at all. The cost of establishing such capabilities and infrastructure may not be justifiable in light of the potential revenues generated by any particular product and/or in any specific geographic region. We currently expect to rely heavily on third parties to launch and market ZYNTEGLO and our potential products in certain geographies, if approved. We may enter into collaborations with third parties to utilize their mature marketing and distribution capabilities, but we may be unable to enter into agreements on favorable terms, if at all. If our future collaborative partners do not commit sufficient resources to commercialize ZYNTEGLO or our future products, if any, and we are unable to develop the necessary commercial and manufacturing capabilities on our own, we may be unable to generate sufficient product revenue to sustain our business.

*The insurance coverage and reimbursement status of newly-approved products is uncertain. Due to the novel nature of our technology and the potential for our product to offer therapeutic benefit in a single administration, we face additional uncertainty related to pricing and reimbursement for our product. Failure to obtain or maintain adequate coverage and reimbursement for any new or current product could limit our ability to market those products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford expensive treatments, such as gene therapy products. In addition, because our therapies represent new treatment approaches, the estimation of potential revenues will be complex. Sales of our product and any future products will depend substantially, both domestically and abroad, on the extent to which the costs of our product and any future products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product or any future products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

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

Outside the United States, certain countries, including a number of member states of the European Union, set prices and reimbursement for pharmaceutical products, or medicinal products, as they are commonly referred to in the European Union, with limited participation from the marketing authorization holders. We cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaborators, our revenues from sales by us or our collaborators, and the potential profitability of our product and any future products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the European Union. Additionally, some countries require approval of the sale price of a product before it can be marketed.  In many countries, the pricing review period begins after marketing or product licensing approval is granted.  As a result, we might obtain marketing approval for a product in a particular country, but then may experience delays in the reimbursement approval of our product or be subject to price regulations that would delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country.

Moreover, increasing efforts by governmental and third-party payors, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product or any future products. We expect to experience pricing pressures in connection with the sale of our product and any future products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

Furthermore, because our target patient populations are relatively small, the pricing and reimbursement of our product and any future products must be adequate to cover the costs to treat and support the treatment of patients. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product and any future products will be adversely affected. We have proposed novel payment models, including outcomes-based arrangements with payments over time, to assist with realizing the value and sharing the risk of a potential one-time treatment, such as ZYNTEGLO. While we are engaged in discussions with potential payors, there is no assurance that any payors will adopt these payment models. These payment models may not be sufficient for payors to grant coverage, and if we are unable to obtain adequate coverage for our product or any future products, the adoption of our product or any future products may be limited. In addition, to the extent reimbursement for our product is subject to outcomes-based arrangements, the total payments received from product sales may vary, our cash collection of future payments and revenue assumptions from product sales will be at risk, and the timing of revenue recognition may not correspond to the timing of cash collection. Moreover, the administration of our products requires procedures for the collection of HSCs from the patient, followed by chemotherapy and myeloablative treatments, before infusion of the engineered cell therapy product. The manner and level at which reimbursement is provided for these services is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our product. These factors could affect our ability to successfully commercialize our product and any future products and generate revenues, which would adversely impact our business, financial condition, results of operations and prospects.

Risks related to the research and development of our product candidates

* We cannot predict when or if we will obtain marketing approval to commercialize our product candidates, and the marketing approval of our product and any future products may ultimately be for more narrow indications than we expect.

Before obtaining marketing approval from regulatory authorities for the commercialization of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity and potency, or efficacy, of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. There is a high failure rate for drugs and biologics proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical studies even after achieving promising results in earlier stage clinical studies. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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

Furthermore, the timing of our clinical studies depends on the speed at which we can recruit eligible patients to participate in testing our product candidates. The conditions for which we plan to evaluate our current product candidates in severe genetic diseases are rare disorders with limited patient pools from which to draw for clinical studies. The eligibility criteria of our clinical studies will further limit the pool of available study participants, and the process of finding and diagnosing patients may prove costly. Patients may be unwilling to participate in our studies because of negative publicity from adverse events in the biotechnology or gene therapy industries or for other reasons, including competitive clinical studies for similar patient populations. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical studies in a timely manner. We have experienced delays in some of our clinical studies in the past, and we may experience similar delays in the future. In addition, if we make manufacturing or formulation changes to our product or product candidates, we may need to conduct additional studies to demonstrate comparability of the modified versions to earlier versions.

Results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There is limited data concerning long-term safety and efficacy following treatment with our gene therapy and T cell-based product candidates. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. For instance, while patients with SCD who have been treated with LentiGlobin may experience a reduction of vaso-occlusive events following successful engraftment, there can be no assurance that they will not experience vaso-occlusive events in the future. Similarly, patients with relapsed and refractory multiple myeloma who have been treated with ide-cel or the bb21217 product candidate may experience disease progression. We have experienced unexpected results in the past, and we may experience unexpected results in the future. For instance, initial results from our clinical studies of ZYNGEGLO suggested that patients with TDT who do not have a β0/β0 genotype experienced better outcomes to treatment than patients with TDT who have a β0/β0 genotype. Consequently, we received conditional approval in the European Union, and we expect to seek FDA approval in the United States, of ZYNTEGLO initially for the treatment of patients with TDT who do not have a β0/β0 genotype. In order to support an application for marketing approval of ZYNTEGLO in patients with TDT who have a β0/β0 genotype, we initiated the HGB-212 study, but we do not know if or when ZYNTEGLO may be commercially available to patients with all genotypes. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or marketing approval of our product candidates.

Even if our product candidates demonstrate safety and efficacy in clinical studies, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our treatment candidates. For example, the development of our product candidates for pediatric use is an important part of our current business strategy, and if we are unable to obtain marketing approval for the desired age ranges, our business may suffer. Furthermore, approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.

In general, the FDA requires the successful completion of two pivotal trials to support approval of a biologics licensing application, or BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. If successful, we believe the results from our ongoing Northstar-2 study, together with data from our Northstar study and ongoing HGB-205 study, could be sufficient to form the basis for a BLA submission for ZYNTEGLO to treat adult and adolescent patients with TDT who do not have a β0/β0 genotype. In addition, if successful, we believe the results from our Northstar-3 study, together with data from our Northstar study and ongoing Northstar-2 study, could be sufficient to form the basis for a BLA supplement submission for ZYNTEGLO to treat patients with TDT who have a β0/β0 genotype. However, it should be noted that our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. Depending on the outcome of these ongoing clinical studies, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval for a BLA for ZYNTEGLO for the treatment of TDT adult and adolescent patients with TDT who do not have a β0/β0 genotype.

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

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product and any future products. If our competitors obtain orphan drug exclusivity for products that regulatory authorities determine constitute the same drug and treat the same indications as our product or any future products, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

We are engaged in gene therapy for severe genetic diseases and cancer, both of which are competitive and rapidly changing fields. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, manufacturing capabilities, experienced marketing and manufacturing organizations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, or less costly than any products that we may develop, or achieve patent protection, marketing approval, product commercialization and market penetration earlier than us. Additionally, technologies developed by our competitors may render our potential products uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors. For additional information regarding our competition, see “Item 1. Business—Competition” in our Annual Report on Form 10-K.

Even if we are successful in achieving marketing approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars due to the changing regulatory environment. In the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. This pathway could allow competitors to reference data from biological products already approved after 12 years from the time of approval. In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In Europe, a competitor may reference data from biological products already approved, but will not be able to get on the market until 10 years after the time of approval. This 10-year period will be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with our products. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. Expiration or successful challenge of our applicable patent rights could also trigger competition from other products, assuming any relevant exclusivity period has expired.

In addition, although ZYNTEGLO and our product candidates have been granted orphan drug status by the FDA and EMA, there are limitations to the exclusivity. In the United States, the exclusivity period for orphan drugs is seven years, while pediatric exclusivity adds six months to any existing patents or exclusivity periods. In Europe, orphan drugs may be able to obtain 10 years of marketing exclusivity and up to an additional two years on the basis of qualifying pediatric studies. However, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria. Additionally, a marketing authorization holder may lose its orphan exclusivity if it consents to a second orphan drug application or cannot supply enough drug. Orphan drug exclusivity also can be lost when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. Generally, if a product with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the exclusivity period for the applicable indication.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our gene therapy, including our gene editing platforms.  Our research programs in oncology and severe genetic diseases may fail to identify other potential product candidates for clinical development for a number of reasons. We may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If any of these events occur, we may be forced to abandon our research, development or commercialization efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.

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

* In previous clinical studies involving viral vectors for gene therapy, some subjects experienced serious adverse events, including the development of leukemia due to vector-related insertional oncogenesis.  If our vectors demonstrate a similar effect, we may be required to halt or delay further clinical development of our product candidates, and the commercial potential of our product and any future products will be materially and negatively impacted.

A significant risk in any gene therapy product based on viral vectors is that the vector will insert in or near cancer-causing oncogenes leading to uncontrolled clonal proliferation of mature cancer cells in the patient.  In published studies, lentiviral vectors have demonstrated an improved safety profile over gamma-retroviral vectors used in early gene therapy studies, with no disclosed events of gene therapy-related adverse events, which we believe is due to a number of factors including the tendency of these vectors to integrate within genes rather than in areas that control gene expression, as well as their lack of strong viral enhancers. However, it should be noted that in a phase 1/2 study of HPV569, which utilized an earlier generation lentiviral vector of the vector used in ZYNTEGLO in TDT and LentiGlobin in SCD, we initially observed in one subject that a disproportionate number of the cells expressing our functional gene had the same insertion site. Tests showed that this partial clonal dominance contained an insertion of the functional gene in the HMGA2 gene that persisted for a period of two to three years. Although there was some initial concern that the observed clonal dominance might represent a pre-leukemic event, there have been no adverse clinical consequences of this event, or any signs of cancer, in over seven years since the observation was made. The presence of the HMGA2 clone has steadily declined in this subject over time to the point that it is no longer the most common clone observed in this subject.

Notwithstanding the historical data regarding the potential safety improvements of lentiviral vectors, the risk of insertional oncogenesis remains a significant concern for gene therapy and we cannot assure that it will not occur in any of our ongoing or planned clinical studies, or in the commercial setting. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. The FDA has stated that lentiviral vectors possess characteristics that may pose high risks of delayed adverse events. If any such adverse events occur, further advancement of our clinical studies could be halted or delayed, and we may be unable to continue to commercialize our approved product.

Additionally, our product and any future products could potentially cause other adverse events that have not yet been predicted. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using, or the progression of their disease. Furthermore, treatment with our gene therapy product and product candidates involve chemotherapy or myeloablative treatments, which can cause side effects or adverse events that are unrelated to our product and product candidates but may still impact the perception of the potential benefits of our product and any future products and the success of our clinical studies. Any of these events could impair our ability to commercialize our product and any future products and the commercial potential of our products will be materially and negatively impacted.

Patients receiving T cell-based immunotherapies, such as ide-cel and the bb21217 product candidate, may experience serious adverse events, including neurotoxicity and cytokine release syndrome. If our product candidates are revealed to have high and unacceptable severity and/or prevalence of side effects or unexpected characteristics, their clinical development, marketing approval, and commercial potential will be negatively impacted, which will significantly harm our business, financial condition and prospects.

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

Undesirable side effects caused by ide-cel or the bb21217 product candidate, other CAR T product candidates targeting BCMA, or our other T cell-based immunotherapy product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other comparable foreign regulatory authorities. In some cases, side effects such as neurotoxicity or cytokine release syndrome have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell-based immunotherapies are not normally encountered in the general patient population and by medical personnel. Medical personnel may need additional training regarding T cell-based immunotherapy product candidates to understand their side effects. Inadequate training in recognizing or failure to effectively manage the potential side effects of T cell-based immunotherapy product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our product and any future products or adversely affect our ability to conduct our business or obtain and maintain marketing approvals for our product and product candidates.

Public perception may be influenced by claims that gene therapy, including gene editing technologies, is unsafe or unethical, and research activities and adverse events in the field, even if not ultimately attributable to us or our product or product candidates, could result in increased governmental regulation, unfavorable public perception, challenges in recruiting patients to participate in our clinical studies, potential regulatory delays in the testing or approval of our potential products, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any approved products.

Risks related to our reliance on third parties

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

In our partnership with Celgene, Celgene is obligated to use commercially reasonable efforts to develop and commercialize ide-cel and bb21217. Celgene may determine however, that it is commercially reasonable to de-prioritize or discontinue the development of ide-cel and bb21217. These outcomes may occur for many reasons, including internal business reasons (including due to the existence of other Celgene programs that are potentially competitive with ide-cel and bb21217), results from clinical trials or because of unfavorable regulatory feedback. Further, on review of the safety and efficacy data, the FDA may impose requirements on one or both of the programs that render them commercially nonviable. In addition, under our agreements with Celgene, Celgene has certain decision-making rights in determining the development and commercialization plans and activities for the programs. We may disagree with Celgene about the development strategy it employs, but we will have limited rights to impose our development strategy on Celgene. Similarly, Celgene may decide to seek marketing approval for, and limit commercialization of, ide-cel or bb21217 to narrower indications than we would pursue. More broadly, if Celgene elects to discontinue the development of ide-cel or bb21217, we may be unable to advance the product candidate ourselves. We would also be prevented from developing or commercializing another CAR T cell-based product candidate that targets BCMA outside of our collaboration with Celgene.

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

Celgene may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or other change in control, which could divert the attention of its management and adversely affect Celgene's ability to retain and motivate key personnel who are important to the continued development of the programs under the strategic partnership with us. In addition, the third-party to any such transaction could determine to reprioritize Celgene's development programs such that Celgene ceases to diligently pursue the development of our programs and/or cause the respective collaboration with us to terminate. In January 2019, Celgene and Bristol-Myers Squibb Company, or BMS, announced that they had entered into a definitive merger agreement under which BMS will acquire Celgene. The transaction has been approved by the stockholders of Celgene and BMS, and BMS has announced that the transaction is expected to be completed at the end of 2019 or the beginning of 2020. The acquisition of Celgene by BMS may result in organizational and personnel changes, shifts in business focus or other developments that may have a material adverse effect on our collaboration with Celgene. There is no guarantee that BMS will place the same emphasis on the collaboration or on the development and commercialization of the ide-cel or bb21217 product candidates.

We expect to rely on third parties to conduct some or all aspects of our lentiviral vector production, drug product manufacturing, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

We do not expect to independently conduct all aspects of our lentiviral vector production, drug product manufacturing, research and preclinical and clinical testing. We currently rely, and expect to continue to rely, on third parties with respect to these items, including manufacturing in the commercial context.

Our reliance on these third parties for manufacturing, research and development activities will reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for products that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical studies are conducted in accordance with the study plan and protocols, and that our lentiviral vectors and drug products are manufactured in accordance with GMP as applied in the relevant jurisdictions.

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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the products ourselves, including:

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

We may be forced to manufacture lentiviral vector and drug product ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture our lentiviral vector or drug product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Any of these events could lead to clinical study delays or failure to obtain marketing approval, or impact our ability to successfully commercialize our product or any future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

We and our contract manufacturers are subject to significant regulation with respect to manufacturing our product and product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product and product candidates, are subject to extensive regulation. Some components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product and product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA or MAA on a timely basis and where required, must adhere to the FDA’s or other regulator’s good laboratory practices, or GLP, and GMP regulations enforced by the FDA or other regulator through facilities inspection programs. Some of our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA or other marketing approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our product and potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA or other marketing approval of the products will not be granted.

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

These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our product and any future products, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenues.

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

If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical studies may be extended, delayed or terminated, and we may not be able to obtain marketing approval for, or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.

Because we rely on third parties to manufacture our vectors and our drug product, and because we collaborate with various organizations and academic institutions on the advancement of our gene therapy platform, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.

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

We have incurred net losses in each year since our inception in 1992, including net losses of $360.2 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $1.85 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We do not expect to generate any product revenues until early 2020 from ZYNTEGLO in the European Union for the treatment of adult and adolescent patients with TDT who do not have a β0/β0 genotype. Following marketing approval, our future revenues will depend upon the size of any markets in which our product and any future products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product and any future products in those markets.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and preclinical and clinical development of our product candidates, including ide-cel, which we are co-developing with Celgene;
•

establish capabilities to support our commercialization efforts, including establishing a sales, marketing and distribution infrastructure in the United States and Europe, and to commercialize ZYNTEGLO and any other products for which we may obtain marketing approval;

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

Our ability to generate revenues and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory, pricing and reimbursement approvals necessary to commercialize our product and any future products. Our ability to generate revenues from product sales depends heavily on our success in:

•	completing research and preclinical and clinical development of our product candidates;
•	seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical studies;
•	developing a sustainable, commercial-scale, reproducible, and transferable manufacturing process for our vectors and drug products;
•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products and services to support clinical development for our product candidates and commercial demand for any approved product;

•	launching and commercializing any approved product, either by collaborating with a partner or, if launched independently, by establishing a field-based team, marketing and distribution infrastructure;
•	obtaining sufficient pricing and reimbursement for any approved product from private and governmental payors;
•	obtaining market acceptance and adoption of any approved product and gene therapy as a viable treatment option;
•	addressing any competing technological and market developments;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; and
•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how.

We expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we commercialize ZYNTEGLO in the European Union, which costs may increase with any increased competition. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate product revenues, we may not become profitable and may need to obtain additional funding to continue operations.

*From time to time, we will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We are currently advancing ZYNTEGLO in TDT, LentiGlobin in SCD, Lenti-D in CALD, and ide-cel and bb21217 in multiple myeloma, through clinical development and other product candidates through preclinical development. Developing and commercializing gene therapy products is expensive, and we expect our research and development expenses and our commercialization expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates in clinical studies and begin to commercialize ZYNTEGLO in TDT in Europe.

As of June 30, 2019, our cash, cash equivalents and marketable securities were $1.54 billion. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current planned operations into 2022. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain marketing approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our approved product and product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

*If the estimates we make, or the assumptions on which we rely, in preparing our consolidated financial statements are incorrect, our actual results may vary from those reflected in our projections and accruals.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct. For example, we make estimates regarding the research and development budgets applicable to the programs subject to our strategic collaborations. If we are incorrect in these estimates, we may under- or over-state our collaboration revenue. We may be incorrect in our assumptions regarding the applicability of drug pricing programs and rebates that may be applicable to our product or any future products, which may result in our under- or over-estimating our anticipated product revenues especially as applicable laws and regulations governing pricing evolve over time. In addition, to the extent payment for our product or any future products is subject to outcomes-based arrangements over time, the total payments received from product sales may vary, our cash collection of future payments and revenues assumptions from product sales will be at risk, and the timing of revenue recognition may not correspond to the timing of cash collection.

Further, from time to time we issue financial guidance relating to our expectations for our cash, cash equivalents and marketable debt securities available for operations, which guidance is based on estimates and the judgment of management. If, for any reason, our expenses differ materially from our guidance or we utilize our cash more quickly than anticipated, we may have to adjust our publicly announced financial guidance. If we fail to meet, or if we are required to change or update any element of, our publicly disclosed financial guidance or other expectations about our business, our stock price could decline.

*Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the recent approval by the European Commission of ZYNTEGLO and the absence of historical sales data, our product sales will be difficult to predict from period to period.

In addition, we have entered into licensing and collaboration agreements with other companies that include research and development funding and milestone payments to us, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will also depend on research and development funding and the achievement of development and clinical milestones under our existing collaboration and license agreements, including, in particular, our collaborations with Celgene and Regeneron, as well as entering into potential new collaboration and license agreements. These payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next.

Further, changes in our operations, such as increased development, manufacturing and clinical trial expenses in connection with our expanding pipeline programs, or our undertaking of additional programs, or business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses may also cause significant fluctuations in our expenses.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

Risks related to our business operations

*We are commercializing ZYTENGLO outside of the United States, and therefore we will be subject to the risks of doing business outside of the United States.

Because we are commercializing ZYNTEGLO outside of the United States, our business is subject to risks associated with doing business outside of the United States. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

•

efforts to develop an international commercial and supply chain organization may increase our expenses, divert our management’s attention from the acquisition or development of product candidates or cause us to forgo profitable licensing opportunities in these geographies;

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

*As we evolve from a U.S.-based company primarily involved in discovery, pre-clinical research and clinical development into a company that develops and commercializes multiple drugs with an international presence, we will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

We received conditional marketing authorization for our first product in 2019 and are launching ZYNTEGLO to treat the first patient in the commercial setting in early 2020, which we hope will be the first of a sequence of marketing approvals and commercial launches for multiple products across multiple geographies. As we advance multiple product candidates through late-stage clinical research and plan submissions for marketing authorizations, we are expanding our operations in the United States and Europe. As of June 30, 2019, we had 929 full-time employees. As we pursue our development and commercialization strategy, we expect to expand our full-time employee base and to hire more consultants and contractors in the United States and Europe. This expected growth may place a strain on our administrative and operational infrastructure. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.

Even if we receive marketing approval for a product candidate, any approved product will remain subject to regulatory scrutiny.

Even if we obtain marketing approval in a jurisdiction, the regulatory authority may still impose significant restrictions on the indicated uses or marketing of any approved products such as ZYNTEGLO, or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. For example, the FDA typically advises that patients treated with gene therapy undergo follow-up observations for potential adverse events for a 15-year period. Additionally, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.

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

If we fail to comply with applicable regulatory requirements following marketing approval for a product, a regulatory agency may:

•	issue a warning letter asserting that we are in violation of the law;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend or withdraw marketing approval;
•	suspend any ongoing clinical studies;

•	refuse to approve a pending marketing application, such as a BLA or supplements to a BLA submitted by us;
•	seize product; or
•	refuse to allow us to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize any approved product and generate revenues.

We are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties, reputational harm, and diminished profits and future earnings.

In the United States, the research, manufacturing, distribution, sale, and promotion of drugs and biologic products are subject to regulation by various federal, state, and local authorities in addition to FDA, including CMS, other divisions of the HHS, (e.g., the Office of Inspector General), the United States Department of Justice offices of the United States Attorney, the Federal Trade Commission and state and local governments. Our operations are directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal False Claims Act and Physician Payments Sunshine Act and regulations and equivalent provisions in other countries. These laws apply to, among other things, our sales, marketing and educational programs. In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business.

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

*We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our approved product or product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our approved product or product candidates, our marketing approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.

The use of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients participating in clinical trials, consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product or product candidates. There is a risk that our product or product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation;
•	withdrawal of clinical study participants;
•	costs due to related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	the inability to develop our product candidates or commercialize any approved product; and
•	decreased demand for any approved product.

We carry product liability insurance and we believe our product liability insurance coverage is sufficient in light of our current clinical programs and approved product; however, we may not be able to maintain insurance coverage at commercially reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

Patients with the diseases targeted by our approved product and product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our approved product or product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain marketing approval for any approved product, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our marketing approval process in other countries, or impact and limit the type of marketing approval our product candidates may receive or any approved product maintains. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize ZYNTEGLO and any other products for which we obtain marketing approval.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

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

Our computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants may fail and are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The size and complexity of our information technology systems, and those of our collaborators, service providers, contractors and consultants, and the large amounts of information stored on those systems make those systems vulnerable to service interruptions, security breaches, or other failures, resulting from inadvertent or intentional actions by our employees or those of third-party business partners, or from cyber-attacks by malicious third parties. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. If we experience a material system failure, accident or security breach that causes interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. We also rely on third-party service providers for aspects of our internal control over financial reporting and such service providers may experience a material system failure or fail to carry out their obligations in other respects, which may impact our ability to produce accurate and timely financial statements, thus harming our operating results, our ability to operate our business, and our investors’ view of us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to material failures, security breaches, cyberattacks and other related breaches.

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

Presently we have rights to the intellectual property, through licenses from third parties and under patents that we own, to develop our product candidates and commercialize our approved product. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

We may need to obtain licenses from third parties to advance the development of our product candidates or allow commercialization of our approved product, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current product candidates, approved product, or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

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

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected approved product or product candidates.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including patent eligible subject matter, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our approved product and/or product candidates. Such a loss of patent protection would have a material adverse impact on our business.

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

Risks related to ownership of our common stock

*The market price of our common stock may be highly volatile, and you may not be able to resell your shares at or above the price at which you purchase them.

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

The market price of our common stock may be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	adverse results or delays in preclinical or clinical studies;
•	reports of adverse events in our product, product candidates or other gene therapy products, or in clinical studies of such products;
•	inability to obtain additional funding;
•	any delay in filing an IND, MAA or BLA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND, MAA or BLA;
•

failure to successfully manage the commercial launch of ZYNTEGLO, or our product candidates following marketing approval, including failure to manage our supply chain operations in the coordination and delivery of drug product to patients at qualified treatment centers;

•	failure to obtain sufficient pricing and reimbursement for ZYNTEGLO or our product candidates from private and governmental payors;
•	failure to obtain market acceptance and adoption of ZYNTEGLO or any other potential product following marketing approval;
•	failure to maintain our existing strategic collaborations or enter into new collaborations;
•	failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•	changes in laws or regulations applicable to future products;
•	inability to obtain adequate product supply for ZYNTEGLO or our product candidates or the inability to do so at acceptable prices;
•	adverse regulatory decisions;
•	introduction of new products, services or technologies by our competitors;
•	failure to meet or exceed financial projections we may provide to the public;
•	failure to meet or exceed the financial projections of the investment community;
•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	additions or departures of key scientific or management personnel;
•	significant lawsuits, including patent or stockholder litigation;
•	changes in the market valuations of similar companies;
•	sales of our common stock by us or our stockholders in the future; and
•	trading volume of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including David Davidson (Chief Medical Officer), Jeffrey Walsh (Chief Strategy Officer), Philip Gregory (Chief Scientific Officer), Jason Cole (Chief Operating and Legal Officer), and Kory Wentworth (Vice President, Finance and Treasurer)) have entered into trading plans covering periods after the date of this Quarterly Report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1	333-188605	4.5	May 14, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013

10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013

10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013

10.5†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013

10.6†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017

10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013

10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013

10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015
10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013

10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.10	May 14, 2013

10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1	333-188605	10.11	May 14, 2013

10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 7, 2015

10.15	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016

10.16	Amendment No. 2 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.17	November 1, 2017

10.17†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q/A	001-35966	10.16	November 2, 2016

10.18†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.19	November 1, 2017

10.19†	Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated March 26, 2018	10-Q	001-35966	10.20	May 2, 2018

10.20†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q/A	001-35966	10.17	November 2, 2016

10.21†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017

10.22†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q/A	001-35966	10.18	November 2, 2016

10.23†	License Agreement, dated December 23, 2015, by and between the Registrant and SIRION Biotech GmbH	10-K	001-35966	10.23	February 21, 2019

10.24††	Toll Manufacturing and Service Agreement, dated November 18, 2016 by and between the Registrant and APCETH Biopharma GmbH, as amended	—	—	—	Filed herewith

10.25††	Clinical and Commercial Supply Agreement – Viral Vector Product, dated November 27, 2017, by and between the Registrant and SAFC Carlsbad, Inc., as amended	—	—	—	Filed herewith

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.26#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.27#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013
10.28#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.29#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.30#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016

10.31#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017

10.32#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 7, 2015

10.33#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017

10.34#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.35#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018

10.36#	Offer Letter, dated November 16, 2017, by and between the Registrant and Kory Wentworth	10-K	001-35966	10.39	February 21, 2018

10.37#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013

10.38#	Employment Agreement, dated December 18, 2018, by and between the Registrant and William (“Chip”) Baird	8-K	001-35966	10.1	February 11, 2019

10.39†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015

10.40	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	August 3, 2016

10.41	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017

10.42††	Sublease, dated April 16, 2019, by and between the Registrant and Aventis Inc.	—	—	—	Filed herewith

10.43	Amendment to Sublease, dated April 19, 2019, by and between the Registrant and Aventis Inc.	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Document.	—	—	—	Filed herewith

101.DEF	XBRL Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File – Formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.	—	—	—	Filed herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.

††	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: August 1, 2019	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: August 1, 2019	By:	/s/ Chip Baird
Chip Baird Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)