Form 10-Q
period 2019-09-30
bluebird bio, Inc.
filed 2019-10-31
CIK 1293971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-35966

bluebird bio, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3680878
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

60 Binney Street Cambridge, Massachusetts	02142
(Address of Principal Executive Offices)	(Zip Code)

(339) 499-9300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	BLUE	The NASDAQ Stock Market LLC

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

As of October 25, 2019, there were 55,331,000 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our preclinical and clinical studies, and our research and development programs;
•	our ability to advance product candidates into, and successfully complete, clinical studies;
•	our ability to advance our viral vector and drug product manufacturing capabilities;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	the timing or success of commercialization of our approved product, and any future approved products;
•	the pricing and reimbursement of our approved product, and any future approved products;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our approved product, product candidates and technology;
•	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•	the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•	our ability to maintain and establish collaborations and licenses;
•	developments relating to our competitors and our industry; and
•	other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.

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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

bluebird bio, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except par value amounts)

	As of	As of
	September 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$300,426	$402,579
Marketable securities	879,529	982,725
Prepaid expenses	26,932	19,762
Receivables and other current assets	13,145	13,931
Total current assets	1,220,032	1,418,997
Marketable securities	225,932	506,123
Property, plant and equipment, net	144,097	246,622
Intangible assets, net	15,397	13,169
Goodwill	13,128	13,128
Operating lease right-of-use assets	191,563	—
Restricted cash and other non-current assets	82,069	44,805
Total assets	$1,892,218	$2,242,844
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$41,874	$17,831
Accrued expenses and other current liabilities	112,479	99,393
Operating lease liability, current portion	19,931	—
Deferred revenue, current portion	8,474	18,602
Collaboration research advancement, current portion	13,273	10,605
Total current liabilities	196,031	146,431
Deferred revenue, net of current portion	11,910	16,338
Collaboration research advancement, net of current portion	26,273	33,349
Contingent consideration	6,542	5,230
Operating lease liability, net of current portion	176,026	—
Financing lease obligation, net of current portion	—	153,319
Other non-current liabilities	3,726	3,107
Total liabilities	420,508	357,774
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 55,320 and 54,738 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	553	547
Additional paid-in capital	3,532,513	3,386,958
Accumulated other comprehensive loss	(2,851)	(3,627)
Accumulated deficit	(2,058,505)	(1,498,808)
Total stockholders’ equity	1,471,710	1,885,070
Total liabilities and stockholders’ equity	$1,892,218	$2,242,844

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenue:
Collaboration revenue	$6,575	$10,926	$29,310	$33,971
License and royalty revenue	2,335	602	5,367	1,365
Total revenues	8,910	11,528	34,677	35,336
Operating expenses:
Research and development	151,412	116,744	420,592	328,867
General and administrative	66,250	44,527	195,160	120,621
Cost of license and royalty revenue	862	29	1,905	67
Change in fair value of contingent consideration	802	47	1,312	843
Total operating expenses	219,326	161,347	618,969	450,398
Loss from operations	(210,416)	(149,819)	(584,292)	(415,062)
Interest income, net	8,417	4,591	27,906	8,415
Other (expense) income, net	(4,298)	(252)	(10,623)	45
Loss before income taxes	(206,297)	(145,480)	(567,009)	(406,602)
Income tax benefit	264	—	748	—
Net loss	$(206,033)	$(145,480)	$(566,261)	$(406,602)
Net loss per share - basic and diluted:	$(3.73)	$(2.73)	$(10.27)	$(7.95)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	55,292	53,277	55,139	51,130
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax expense of $0.0 million for the three months ended September 30, 2019 and 2018, and $1.3 million and $0.0 million for the nine months ended September 30, 2019 and 2018, respectively	(2,032)	(66)	776	(1,255)
Total other comprehensive income (loss)	(2,032)	(66)	776	(1,255)
Comprehensive loss	$(208,065)	$(145,546)	$(565,485)	$(407,857)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balances at December 31, 2018	54,738	$547	$3,386,958	$(3,627)	$(1,498,808)	$1,885,070
Adjustment to beginning accumulated deficit from adoption of ASU 2016-02	—	—	—	—	6,564	6,564
Vesting of restricted stock units	131	2	(2)	—	—	—
Exercise of stock options	189	2	9,502	—	—	9,504
Purchase of common stock under ESPP	11	—	1,231	—	—	1,231
Stock-based compensation	—	—	32,341	—	—	32,341
Other comprehensive income	—	—	—	1,835	—	1,835
Net loss	—	—	—	—	(164,446)	(164,446)
Balances at March 31, 2019	55,069	$551	$3,430,030	$(1,792)	$(1,656,690)	$1,772,099
Vesting of restricted stock units	66	1	(1)	—	—	—
Exercise of stock options	93	1	3,972	—	—	3,973
Stock-based compensation	—	—	55,111	—	—	55,111
Other comprehensive income	—	—	—	973	—	973
Net loss	—	—	—	—	(195,782)	(195,782)
Balances at June 30, 2019	55,228	$553	$3,489,112	$(819)	$(1,852,472)	$1,636,374
Vesting of restricted stock units	27	—	—	—	—	—
Exercise of stock options	51	1	3,320	—	—	3,321
Purchase of common stock under ESPP	14	—	1,535	—	—	1,535
Stock-based compensation	—	—	38,546	—	—	38,546
Other comprehensive loss	—	—	—	(2,032)	—	(2,032)
Net loss	—	—	—	—	(206,033)	(206,033)
Balances at September 30, 2019	55,320	$553	$3,532,513	$(2,851)	$(2,058,505)	$1,471,710

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity – (continued)

(unaudited)

(in thousands)

				Accumulated
			Additional	other		Total
	Common stock		paid-in	comprehensive	Accumulated	stockholders'
	Shares	Amount	capital	loss	deficit	equity
Balances at December 31, 2017	49,406	$494	$2,540,951	$(4,205)	$(913,808)	$1,623,432
Adjustment to beginning accumulated deficit from adoption of ASU 2014-09	—	—	—	—	(29,375)	(29,375)
Vesting of restricted stock units	74	1	(1)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $2,563	277	3	48,698	—	—	48,701
Exercise of stock options	301	3	19,727	—	—	19,730
Purchase of common stock under ESPP	9	—	687	—	—	687
Stock-based compensation	—	—	22,995	—	—	22,995
Other comprehensive loss	—	—	—	(844)	—	(844)
Net loss	—	—	—	—	(115,126)	(115,126)
Balances at March 31, 2018	50,067	$501	$2,633,057	$(5,049)	$(1,058,308)	$1,570,201
Vesting of restricted stock units	33	—	—	—	—	—
Exercise of stock options	125	1	5,616	—	—	5,617
Stock-based compensation	—	—	28,056	—	—	28,056
Other comprehensive loss	—	—	—	(345)	—	(345)
Net loss	—	—	—	—	(145,996)	(145,996)
Balances at June 30, 2018	50,225	502	2,666,729	(5,394)	(1,204,303)	1,457,534
Vesting of restricted stock units	25	—	—	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $32,025	3,892	39	600,628	—	—	600,667
Exercise of stock options	109	1	2,939	—	—	2,940
Purchase of common stock under ESPP	7	—	917	—	—	917
Stock-based compensation	—	—	29,797	—	—	29,797
Issuance of shares to Regeneron	420	4	54,480	—	—	54,484
Other comprehensive loss	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	(145,480)	(145,480)
Balances at September 30, 2018	54,678	547	3,355,491	(5,463)	(1,349,785)	2,000,790

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(566,261)	$(406,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	1,312	843
Depreciation and amortization	12,378	12,613
Stock-based compensation expense	125,998	80,849
Unrealized loss on equity securities	9,778	—
Other non-cash items	(9,362)	3,106
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(10,672)	(19,014)
Operating lease right-of-use assets	16,687	—
Accounts payable	23,280	(493)
Accrued expenses and other liabilities	15,260	31,466
Operating lease liabilities	(4,843)	—
Deferred revenue	(14,556)	(31,981)
Collaboration research advancement	(4,407)	45,518
Net cash used in operating activities	(405,408)	(283,695)
Cash flows from investing activities:
Purchase of property, plant and equipment	(58,638)	(42,844)
Purchases of marketable securities	(646,937)	(827,163)
Proceeds from maturities of marketable securities	1,034,353	631,680
Purchase of intangible assets	(4,224)	—
Purchase of other investment and investment receivable	—	(20,017)
Net cash provided by (used in) investing activities	324,554	(258,344)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of issuance costs	—	649,367
Reimbursement of assets under financing lease obligation	—	3,098
Payments on financing lease obligation	—	(728)
Proceeds from exercise of stock options and ESPP contributions	19,182	29,550
Proceeds from issuance of common stock to Regeneron	—	54,484
Net cash provided by financing activities	19,182	735,771
Increase (decrease) in cash, cash equivalents and restricted cash	(61,672)	193,732
Cash, cash equivalents and restricted cash at beginning of period	417,099	772,268
Cash, cash equivalents and restricted cash at end of period	$355,427	$966,000
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$300,426	$952,137
Restricted cash included in receivables and other current assets	$100	$100
Restricted cash included in restricted cash and other non-current assets	$54,901	$13,763
Total cash, cash equivalents and restricted cash	$355,427	$966,000
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$6,611	$2,770
Right-of-use assets obtained in exchange for operating lease liabilities	$23,939	$—

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

The Company’s programs in severe genetic diseases include ZYNTEGLOTM (autologous CD34+ cells encoding βA-T87Q-globin gene) gene therapy as a treatment for transfusion-dependent β-thalassemia, or TDT; its LentiGlobin® product candidate as a treatment for sickle cell disease, or SCD; and its Lenti-DTM product candidate as a treatment for cerebral adrenoleukodystrophy, or CALD. The Company’s programs in oncology are focused on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. Idecabtagene vicleucel, or ide-cel, and bb21217, which are product candidates in oncology under the Company’s collaboration arrangement with Celgene Corporation (“Celgene”), are CAR T cell product candidates for the treatment of multiple myeloma. Please refer to Note 9, “Collaborative arrangements” for further discussion of the Company’s collaboration with Celgene.

In June 2019, the Company received conditional marketing authorization from the European Commission for ZYNTEGLO (formerly referred to as LentiGlobin for TDT) for the treatment of patients 12 years and older with TDT who do not have a β0/β0 genotype, for whom hematopoietic stem cell (HSC) transplantation is appropriate but a human leukocyte-matched related HSC donor is not available. Since receiving conditional marketing authorization for ZYNTEGLO, the Company has continued to advance its commercialization readiness activities. Through September 30, 2019, the Company had not generated any revenue from product sales and had not capitalized any inventory costs related to the production of ZYNTEGLO.

As of September 30, 2019, the Company had cash, cash equivalents and marketable securities of $1.41 billion. Although the Company has incurred recurring losses and expects to continue to incur losses for the foreseeable future, the Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months.

2. Basis of presentation, principles of consolidation and significant accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2019 and 2018.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2019.

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

Significant accounting policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2019 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s 2018 Annual Report on Form 10-K, except as noted below with respect to the Company’s lease accounting policies and as noted within the “Recent accounting pronouncements – Recently adopted” section below.

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

Assumptions made by the Company at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, among others: future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including goodwill and intangible assets, and the measurement of right-of-use assets and lease liabilities, contingent consideration, stock-based compensation expense, accrued expenses, revenue and income taxes.

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

ASU No. 2019-07, Codification Updates to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections, which clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. The Company prospectively adopted this update upon issuance, and it did not have a material impact on its financial position and results of operations.

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

3. Marketable securities

The following table summarizes the marketable securities held at September 30, 2019 and December 31, 2018 (in thousands):

Description	Amortized cost / Cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2019
U.S. government agency securities and treasuries	$870,778	$2,491	$(195)	$873,074
Certificates of deposit	1,400	—	—	1,400
Corporate bonds	174,231	826	(73)	174,984
Commercial paper	43,614	—	—	43,614
Equity securities	20,017	—	(7,628)	12,389
Total	$1,110,040	$3,317	$(7,896)	$1,105,461
December 31, 2018
U.S. government agency securities and treasuries	$1,459,649	$963	$(3,011)	$1,457,601
Certificates of deposit	9,080	—	—	9,080
Equity securities	20,017	2,150	—	22,167
Total	$1,488,746	$3,113	$(3,011)	$1,488,848

No available-for-sale debt securities held as of September 30, 2019 or December 31, 2018 had remaining maturities greater than three years.

4. Fair value measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2019
Assets:
Cash and cash equivalents	$300,426	$300,426	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	873,074	—	873,074	—
Certificates of deposit	1,400	—	1,400	—
Commercial paper	43,614	—	43,614	—
Corporate bonds	174,984	—	174,984	—
Equity securities	12,389	12,389	—	—
Total assets	$1,405,887	$312,815	$1,093,072	$—
Liabilities:
Contingent consideration	$6,542	$—	$—	$6,542
Total liabilities	$6,542	$—	$—	$6,542
December 31, 2018
Assets:
Cash and cash equivalents	$402,579	$348,638	$53,941	$—
Marketable securities:
U.S. government agency securities and treasuries	1,457,601	—	1,457,601	—
Certificates of deposit	9,080	—	9,080	—
Equity securities	22,167	22,167	—	—
Total assets	$1,891,427	$370,805	$1,520,622	$—
Liabilities:
Contingent consideration	$5,230	$—	$—	$5,230
Total liabilities	$5,230	$—	$—	$5,230

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of September 30, 2019, cash and cash equivalents comprise funds in cash and money market accounts. As of December 31, 2018, cash and cash equivalents comprise funds in cash, U.S. treasury securities, U.S. government agency securities, and money market accounts.

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

The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At September 30, 2019 and December 31, 2018, the balance in the Company’s accumulated other comprehensive loss includes activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2019 or 2018, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2019 and December 31, 2018 was $93.2 million and $787.5 million, respectively. As of September 30, 2019 and December 31, 2018, there were $157.5 million and $315.3 million in securities held by the Company in an unrealized loss position for more than twelve months, respectively. The aggregate unrealized loss on securities held by the Company for less than twelve months as of September 30, 2019 and December 31, 2018 was $0.1 million and $0.9 million, respectively. The aggregate unrealized loss on securities held by the Company for more than twelve months as of September 30, 2019 and December 31, 2018 was $0.1 million and $2.1 million, respectively. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of September 30, 2019 and December 31, 2018.

The Company holds equity securities with an aggregate fair value of $12.4 million and $22.2 million as of September 30, 2019 and December 31, 2018, respectively, within short-term marketable securities on its condensed consolidated balance sheet. The Company has recorded a $3.6 million and $9.8 million unrealized loss during the three and nine months ended September 30, 2019, respectively, related to its equity securities, which is included in other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss.

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

The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2021 to 2028, and discount rates ranging from 13.8% to 14.5%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the other inputs would result in a significantly lower or higher fair value measurement, respectively.

The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations, which include Level 3 inputs (in thousands):

For the nine months ended
September 30, 2019
Beginning balance	$5,230
Additions	—
Changes in fair value	1,312
Payments	—
Ending balance	$6,542

Please refer to Note 8, “Commitments and contingencies” for further information.

5. Property, plant and equipment, net

Property, plant and equipment, net, consists of the following (in thousands):

	As of	As of
	September 30, 2019	December 31, 2018
Land	$1,210	$1,210
Building	15,310	180,094
Computer equipment and software	6,982	6,365
Office equipment	6,897	5,584
Laboratory equipment	41,716	35,693
Leasehold improvements	28,380	183
Construction-in-progress	76,178	46,669
Total property, plant and equipment	176,673	275,798
Less accumulated depreciation and amortization	(32,576)	(29,176)
Property, plant and equipment, net	$144,097	$246,622

North Carolina manufacturing facility

In November 2017, the Company acquired a manufacturing facility, which is in the process of construction, in Durham, North Carolina for the future manufacture of lentiviral vector for the Company’s gene therapies.  Remaining construction-in-progress within the balance above related to the North Carolina manufacturing facility totaled $69.2 million and $40.4 million as of September 30, 2019 and December 31, 2018, respectively.

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

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	September 30, 2019	December 31, 2018
Employee compensation	$33,867	$28,567
Accrued manufacturing costs	18,785	21,618
Accrued clinical and contract research organization costs	15,983	11,891
Accrued collaboration research costs	16,590	3,358
Accrued property, plant, and equipment	3,840	5,451
Accrued license and milestone fees	3,014	7,739
Accrued professional fees	1,921	1,830
Financing lease obligation, current portion	—	1,424
Other	18,479	17,515
Total accrued expenses and other current liabilities	$112,479	$99,393

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

50 Binney Street Sublease

In April 2019, the Company entered into a sublease agreement for office space located at 50 Binney Street in Cambridge, Massachusetts (the “50 Binney Street Sublease”) to supplement the Company’s corporate headquarters located at 60 Binney Street in Cambridge, Massachusetts.  Under the terms of the 50 Binney Street Sublease, the Company will lease 267,278 square feet of office space for $99.95 per square foot, or $26.7 million per year in base rent subject to certain operating expenses, taxes and annual rent increases of approximately 3%. The lease will commence when the space is available for use by the Company, which is anticipated to be July 1, 2021, and end on December 31, 2030, unless the Company earlier occupies the premises or other conditions specified in the 50 Binney Street Sublease occur.   The sublessor has the right to postpone the commencement date until January 1, 2022 by providing not less than nine months’ prior written notice to the Company. Upon signing the 50 Binney Street Sublease, the Company executed a $40.1 million cash-collateralized letter of credit, which may be reduced in the future subject to the terms of the 50 Binney Street Sublease and certain reduction requirements specified therein. The $40.1 million of cash collateralizing the letter of credit is classified as Restricted cash and other non-current assets on the Company’s condensed consolidated balance sheets. Payments will commence at the earlier of (i) the date which is 90 days following the commencement date and (ii) the date the Company takes occupancy of all or any portion of the premises. In connection with the execution of the 50 Binney Street Sublease, the Company also entered into a Purchase Agreement for furniture and equipment (the “Furniture Purchase Agreement”) located on the premises upon lease commencement. Upon execution of the Furniture Purchase Agreement, the Company made an upfront payment of $7.5 million, all of which was recorded within Restricted cash and other non-current assets on the Company’s condensed consolidated balance sheets as of September 30, 2019.

The Company will assess the lease classification of the 50 Binney Street Sublease and commence recognition of the associated rent expense upon lease commencement.

Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2019:

Operating leases	For the three months ended	For the nine months ended
(in thousands)	September 30, 2019	September 30, 2019
Lease cost (1)
Operating lease cost	$8,843	$26,244
Total lease cost	$8,843	$26,244

Other information
Operating cash flows used for operating leases		$22,484
Weighted average remaining lease term		7.6 years
Weighted average discount rate		6.22%

(1)	Short-term lease costs and variable lease costs incurred by the Company for the three and nine months ended September 30, 2019 were immaterial.

As of September 30, 2019, future minimum commitments under ASC 842 under the Company’s operating leases were as follows:

Maturity of lease liabilities	As of
(in thousands)	September 30, 2019
2019 (excluding the nine months ended September 30, 2019)	$7,751
2020	33,909
2021	35,816
2022	31,052
2023	31,540
2024 and thereafter	119,888
Total lease payments	259,956
Less: imputed interest	(63,999)
Total operating lease liabilities	$195,957

The above table excludes legally binding minimum lease payments for leases executed but not yet commenced as of September 30, 2019.

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

Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. As compared to the contractual obligations and commitments as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2019, the Company’s future minimum purchase commitments for the period ended September 30, 2019 increased by $33.6 million under agreements with certain contract manufacturing organizations which are expected to be incurred within the next fifteen months.

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

9. Collaborative arrangements

To date, the Company’s collaboration revenue has been exclusively generated from its collaboration arrangements with Celgene and Regeneron, each as further described below.

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

Under the Ide-cel CCPS, the Company may receive up to a total of $70.0 million in development milestone payments for the first indication to be addressed by ide-cel, with the ability to obtain additional milestone payments for a second indication and modified licensed products. In the second quarter of 2019, a $10.0 million development milestone was achieved such that as of September 30, 2019, the total remaining potential development milestones on the first indication of ide-cel is $60.0 million. In addition, to the extent ide-cel is commercialized, the Company is entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the U.S., subject to certain reductions.

Celgene bb21217 License Agreement

On September 22, 2017, Celgene exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, the second product candidate under the Amended Celgene Collaboration Agreement, pursuant to an executed license agreement (“bb21217 License Agreement”) entered into by the parties on September 28, 2017 and paid the Company an option fee of $15.0 million.  Pursuant to the bb21217 License Agreement, Celgene is responsible for development and related funding of bb21217 after the substantial completion of the on-going phase 1 clinical trial, which contemplated a total enrollment of 40 patients. In 2019, the parties agreed to increase the expected enrollment of the phase 1 study to include up to 74 patients. The Company is responsible for the manufacture of vector and associated payload throughout development and upon Celgene’s request, throughout commercialization. Expenses incurred by the Company associated with these activities are fully reimbursable by Celgene at cost plus a mark-up. Throughout both development and commercialization, Celgene is responsible for the manufacture of drug product.

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

Ide-cel transaction price

The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of September 30, 2019:

(in thousands)	Ide-cel transaction price as of September 30, 2019
Up-front non-refundable payment - Celgene Collaboration Agreement	$75,000
Up-front non-refundable payment - Amended Celgene Collaboration Agreement	25,000
Ide-cel license fee - Ide-cel License Agreement	10,000
Ide-cel development milestone	10,000
Estimated variable consideration	87,189
$207,189

(in thousands)	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of September 30, 2019
Ide-cel research and development services	$40,912	$—
Ide-cel license and manufacturing services	166,277	22,269
	$207,189	$22,269

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

The following table summarizes the revenue recognized, or revenue adjustment recorded, related to the ide-cel research and development services for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Ide-cel research and development services revenue	$—	$595	$2,264	$3,731
	$—	$595	$2,264	$3,731

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

The following table summarizes the net collaboration revenue recognized or expense incurred for the joint ide-cel development efforts in the U.S. under ASC 808, including revenue or expense related to the combined performance obligation for the license and vector manufacturing of ide-cel for development in the U.S., for the three and nine months ended September 30, 2019, and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2019	2018	2019	2018
ASC 808 ide-cel revenue - U.S. (1)	$—	$—	$—	$3,761
ASC 808 ide-cel research and development expense - U.S. (1)	$(14,945)	$(5,340)	$(19,254)	$(8,689)

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

Revenue related to the combined unit of accounting for the non-US license and vector manufacturing services is accounted for in accordance with Topic 606. The following table summarizes the revenue recognized related to the combined unit of accounting for the ide-cel non-US license and vector manufacturing services for the three and nine months ended September 30, 2019, and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2019	2018	2019	2018
ASC 606 ide-cel license and manufacturing revenue - outside of U.S.	$3,512	$9,610	$20,475	$24,316

As of September 30, 2019, the aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the ide-cel license and manufacturing services, that is unsatisfied, or partially unsatisfied, is $22.3 million, which the Company expects to recognize as revenue as manufacturing services are provided through the remaining development period which is estimated to be through 2020. As of September 30, 2019 and December 31, 2018, the Company had $10.6 million and $23.0 million, respectively, of deferred revenue associated with the combined performance obligation consisting of the ide-cel license and manufacturing services.

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

The Company concluded that the research and development services for the first 40 patients in the phase 1 clinical trial are distinct from the other promised goods and services under the arrangement given that Celgene can benefit from the research and development services on their own and such services are distinct within the context of the contract.  Thus, such services are considered to be a separate performance obligation.  Similar to ide-cel, the Company concluded that the license to bb21217 is not distinct from the vector manufacturing services because the manufacturing is essential to the use of the license. Accordingly, these two promised goods and services are considered a single combined performance obligation.

The agreement to expand the bb21217 phase 1 trial to include up to an additional 34 patients is treated as a contract modification for accounting purposes and will be accounted for prospectively as a separate contract from the bb21217 License Agreement. The transaction price associated with these additional patients consists of variable consideration and is based upon an agreed-upon amount per patient which will be recognized as revenue as the patients are treated. The related performance obligation remained unsatisfied as of September 30, 2019.

bb21217 License Agreement transaction price

The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the bb21217 License Agreement, and the amount of the transaction price unsatisfied as of September 30, 2019:

(in thousands)	bb21217 transaction price as of September 30, 2019
bb21217 license fee - bb21217 License Agreement	$15,000
Estimated variable consideration	26,687
$41,687

(in thousands)	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of September 30, 2019
bb21217 research and development services	$5,444	$—
bb21217 license and manufacturing services	36,243	36,243
	$41,687	$36,243

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

The Company allocated $5.4 million of the transaction price to the research and development services under the phase 1 trial for the first 40 patients. The Company satisfied this performance obligation as the research and development services were performed.  The Company determined that the period of performance of the research and development services was two years through projected initial phase 1 clinical study substantial completion for the first 40 patients, or through September 2019.  The Company recognized revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred.

Although the Company fully satisfied this performance obligation during the third quarter of 2019, any changes to the total transaction price following the completion of this performance obligation in September 2019 will be allocated to the performance obligations under the arrangement based on a relative SSP basis and therefore the allocation of any changes to the total transaction price may impact the revenue recognized for this performance obligation in the period of change.

The following table summarizes the revenue recognized related to the bb21217 research and development services for the three and nine months ended September 30, 2019, and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2019	2018	2019	2018
bb21217 research and development services revenue	$721	$721	$2,163	$2,163
	$721	$721	$2,163	$2,163

bb21217 license and manufacturing services

The Company will satisfy its performance obligation related to the manufacture of vectors and associated payload for incorporation into bb21217 through development as the bb21217 manufacturing services are performed. As of September 30, 2019, the manufacturing services for bb21217 had not yet commenced.  Therefore, no amounts have been recognized for the combined performance obligation in the consolidated statements of operations for the three and nine months ended September 30, 2019, and 2018.

The aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb21217 license and manufacturing services, is $36.2 million.  The Company does not expect that recognition will begin in the next twelve months and has therefore classified deferred revenue associated with the combined performance obligation as deferred revenue, net of current portion on its consolidated balance sheet. The Company had $9.8 million of remaining deferred revenue as of September 30, 2019 and December 31, 2018 associated with the combined performance obligation consisting of the bb21217 license and manufacturing services.

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

The following table presents changes in the balances of the Company’s Celgene receivables and contract liabilities during the nine months ended September 30, 2019:

(in thousands)	Balance at December 31, 2018	Additions	Deductions	Balance at September 30, 2019
Receivables	$6,528	$10,450	$(16,978)	$—
Contract liabilities:
Deferred revenue	$34,939	$10,000	$(24,555)	$20,384

The change in the receivables balance for the nine months ended September 30, 2019 is primarily driven by amounts owed to the Company for a development milestone that was achieved in the second quarter of 2019, offset by amounts collected from Celgene in the period.

The decrease in deferred revenue during the nine months ended September 30, 2019 is primarily driven by amounts recognized for the combined performance obligation consisting of the ide-cel license and manufacturing services.  During the nine months ended September 30, 2019, $24.6 million of the deferred revenue balance at the beginning of the period was released from deferred revenue, of which $11.5 million was recognized as collaboration revenue and $13.1 million was recorded as contra-research and development expense.

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

Consistent with its collaboration accounting policy, the Company will recognize collaboration revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period.  That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaboration revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron.  If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of September 30, 2019 and December 31, 2018, the Company has $39.5 million and $44.0 million, respectively, remaining to be recognized.

The Company recognized $2.0 million and $4.5 million of collaboration revenue from the Regeneron Collaboration Agreement during the three and nine months ended September 30, 2019, respectively. The Company did not recognize any collaboration revenue, or research and development expense, from the Regeneron Collaboration Agreement during the three and nine months ended September 30, 2018.

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

11. Stock-based compensation

In January 2019 and 2018, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 2.2 million and 2.0 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. As of September 30, 2019, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 2.1 million.

Stock-based compensation expense

The Company recognized stock-based compensation expense totaling $38.5 million and $126.0 million for the three and nine months ended September 30, 2019, respectively.  The Company recognized stock-based compensation expense totaling $29.8 million and $80.8 million for the three and nine months ended September 30, 2018, respectively. Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows:

	For the		For the
	three months ended September 30,		nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Stock options	$25,041	$22,663	$73,024	$60,890
Restricted stock units	12,700	6,918	51,593	19,413
Employee stock purchase plan	805	216	1,381	546
	$38,546	$29,797	$125,998	$80,849

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows:

	For the		For the
	three months ended September 30,		nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Research and development	$18,600	$14,445	$63,810	$40,265
General and administrative	19,946	15,352	62,188	40,584
	$38,546	$29,797	$125,998	$80,849

In February 2018, the Company issued restricted stock units with service and performance conditions to employees, approximately 0.2 million of which are outstanding as of September 30, 2019. Vesting of these awards is contingent on the occurrence of a certain regulatory milestone event which was achieved in June 2019 and fulfillment of any remaining service condition.  The Company began recognizing expense for these awards in the second quarter of 2019 when achievement of the regulatory milestone was deemed probable.  The Company recognized $20.1 million of expense related to these awards in the second quarter of 2019 and will continue to recognize stock-based compensation expense related to these awards through June 2021 when the final tranche of the awards vest.

As of September 30, 2019, the Company had $350.3 million of unrecognized stock-based compensation expense related to unvested stock options, restricted stock units, performance-based restricted stock units, and the employee stock purchase plan, which is expected to be recognized over a weighted-average period of 2.7 years.

Stock option activity

The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2018	4,643	$108.56
Granted	1,447	$134.41
Exercised	(333)	$50.49
Canceled, forfeited, or expired	(288)	$133.36
Outstanding at September 30, 2019	5,469	$117.63
Exercisable at September 30, 2019	2,680	$92.49
Vested and expected to vest at September 30, 2019	5,469	$117.63

During the nine months ended September 30, 2019, 0.3 million shares of common stock were exercised, resulting in total proceeds to the Company of $16.8 million. In accordance with the Company’s equity award plans, the shares were issued from a pool of shares reserved for issuance under the equity award plans.

Restricted stock unit activity

The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested balance at December 31, 2018	931	$155.99
Granted	510	$134.18
Vested	(224)	$140.13
Forfeited	(89)	$154.48
Unvested balance at September 30, 2019	1,128	$149.40

Employee stock purchase plan

On June 3, 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. During each of the nine months ended September 30, 2019 and 2018, less than 0.1 million shares of common stock were issued under the 2013 ESPP.

12. Income taxes

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax benefit recorded during the three and nine months ended September 30, 2019 is due to the deferred tax benefit for which an offsetting tax expense is recognized in other comprehensive income (loss), partially reduced by state and foreign income taxes.

13. Net loss per share

The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	For the three and nine months ended
	September 30,
(in thousands)	2019	2018
Outstanding stock options	5,469	4,539
Restricted stock units	1,128	934
ESPP shares	19	10
	6,616	5,483

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

Overview

We are a biotechnology company committed to researching, developing and commercializing potentially transformative gene therapies for severe genetic diseases and cancer. With our lentiviral-based gene therapy and gene editing capabilities, we have built an integrated product platform with broad therapeutic potential in a variety of indications. We believe that gene therapy for severe genetic diseases has the potential to change the way these patients are treated by correcting the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. In June 2019, we received conditional marketing authorization from the European Commission for ZYNTEGLOTM (autologous CD34+ cells encoding βA-T87Q-globin gene) gene therapy as a treatment for adult and adolescent patients with transfusion-dependent β-thalassemia, or TDT, and a non-β0/β0 genotype, for whom hematopoietic stem cell (HSC) transplantation is appropriate but a human leukocyte antigen (HLA)-matched related HSC donor is not available. Our other programs in severe genetic diseases include our LentiGlobin® product candidate as a treatment for severe sickle cell disease, or SCD, and our Lenti-D™ product candidate as a treatment for cerebral adrenoleukodystrophy, or CALD. Our programs in oncology are built upon our leadership in lentiviral gene delivery and T cell engineering, with a focus on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. Our product candidates in oncology, idecabtagene vicleucel, or ide-cel, and bb21217, are CAR T cell product candidates for the treatment of multiple myeloma.

We are commercializing ZYNTEGLO in the European Union and expect to begin to generate product revenue in early 2020. In the fourth quarter of 2019, we plan to initiate a rolling submission for regulatory approval of ZYNTEGLO in the United States for the treatment of patients with TDT who do not have a β0/β0 genotype. We are engaged with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, in discussions regarding our proposed development plans for ZYNTEGLO in patients with TDT and a β0/β0 genotype. We are also engaged with the FDA and EMA in discussions regarding our proposed development plans for LentiGlobin in SCD, with a potential first submission in 2022 in the United States for regulatory approval.

Based on our discussions with the FDA and EMA, we believe that we may be able to seek approval for our Lenti-D product candidate for the treatment of patients with CALD on the basis of our clinical data from our ongoing Starbeam study, and the ongoing ALD-103 observational study. We anticipate a potential first submission in 2020 for regulatory approval of our Lenti-D product candidate for the treatment of patients with CALD.

In collaboration with Celgene Corporation, or Celgene, we are developing ide-cel and the bb21217 product candidate as treatments for multiple myeloma, a hematologic malignancy that develops in the bone marrow and is fatal if untreated. We are co-developing and co-promoting ide-cel in the United States with Celgene and we have exclusively licensed to Celgene the development and commercialization rights for ide-cel outside of the United States. We and Celgene anticipate a potential first submission in 2020 for regulatory approval of ide-cel as a treatment for relapsed and refractory multiple myeloma. We have exclusively licensed the development and commercialization rights for the bb21217 product candidate to Celgene, with an option for us to elect to co-develop and co-promote bb21217 within the United States.

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

As of September 30, 2019, we had cash, cash equivalents and marketable securities of approximately $1.41 billion. We have never been profitable and have incurred net losses in each year since inception. Our net loss was $206.0 million and $566.3 million for the three and nine months ended September 30, 2019, respectively, and our accumulated deficit was $2.06 billion as of September 30, 2019. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:

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

We do not expect to generate revenue from product sales until early 2020. While we are in the process of completing construction and qualification of our internal lentiviral vector manufacturing capacity, currently all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we seek to obtain regulatory approval for our product candidates and begin to commercialize ZYNTEGLO, we expect to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution. Accordingly, until we generate significant revenues from product sales, we will seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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

Research and development expenses

Research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•	employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
•	expenses incurred under agreements with CROs and clinical sites that conduct our clinical studies;
•	costs of acquiring, developing, and manufacturing inventory;
•	reimbursable costs to our partners for collaborative activities;
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
•

Northstar-3 Study (HGB-212) – a multi-site, international phase 3 study to examine the safety and efficacy of ZYNTEGLO in the treatment of patients with TDT and a β0/β0 genotype or an IVS-I-110 mutation. In the fourth quarter of 2019, we expect to expand this study to treat approximately 18 patients.

•	HGB-206 study – a multi-site phase 1/2 study in the United States to study the safety and efficacy of LentiGlobin in the treatment of patients with SCD.
•

HGB-210 study – our planned multi-site, international phase 3 study of LentiGlobin in patients with SCD and a history of vaso-occlusive events. We expect that this study will open for enrollment in the fourth quarter of 2019.

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
•

KarMMa-2 (MM-002), a multi-cohort, open-label, multicenter phase 2 study to examine the safety and efficacy of ide-cel in the treatment of patients with relapsed and refractory multiple myeloma and in high-risk multiple myeloma

•

KarMMa-3 (MM-003), a multicenter, randomized, open-label phase 3 study comparing the efficacy and safety of ide-cel versus standard triplet regimens in patients with relapsed and refractory multiple myeloma.

•

Additional clinical studies for the development of ide-cel, including a planned multi-center phase 1 study to examine the safety and efficacy of ide-cel in the treatment of patients with newly-diagnosed multiple myeloma.

•

CRB-402 study – an open label, single-arm, multicenter, phase 1 study to examine the safety and efficacy of the bb21217 product candidate in the treatment of patients with relapsed and refractory multiple myeloma.

•	We will continue to incur costs related to the manufacture of clinical study materials in support of our clinical studies.
•	Support for academic collaborations in early pipeline activities, including investigator-initiated proof-of-concept clinical trials in our severe genetic disease and oncology programs.

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

	For the		For the
	three months ended September 30,		nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
LentiGlobin (including ZYNTEGLO)(1)	$26,546	$31,770	$86,682	$100,332
Lenti-D	10,549	11,773	31,246	27,213
Ide-cel	37,963	19,722	82,160	51,757
bb21217	4,392	3,525	14,909	10,302
Pre-clinical programs	14,000	13,363	35,200	34,193
Total direct research and development expense	93,450	80,153	250,197	223,797
Employee-and contractor-related expenses	15,881	9,248	38,602	24,192
Stock-based compensation expense	18,600	14,445	63,810	40,265
Platform-related expenses	4,385	3,236	15,221	14,635
Facility expenses	17,153	8,856	48,230	24,259
Other expenses	1,943	806	4,532	1,719
Total other research and development expenses	57,962	36,591	170,395	105,070
Total research and development expense	$151,412	$116,744	$420,592	$328,867
(1)

Following our receipt of conditional approval for the marketing authorization of ZYNTEGLO by the European Commission in June 2019, all manufacturing costs associated with the production of LentiGlobin produced for use in the commercial sale of ZYNTEGLO in the European Union will be evaluated for capitalization as inventory on our condensed consolidated balance sheets. As of September 30, 2019, no costs have been capitalized.

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

As of September 30, 2019, there are $120.0 million in future contingent cash payments, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $6.5 million as of September 30, 2019, all of which are classified as a non-current liability on our condensed consolidated balance sheet.

Interest income, net

For the three and nine months ended September 30, 2019, interest income, net consists primarily of interest income earned on investments. For the three and nine months ended September 30, 2018, interest income, net consisted primarily of interest income earned on investments and interest expense on the financing lease obligation for our headquarters at 60 Binney Street in Cambridge, Massachusetts. Upon adoption of ASU 2016-02, Leases (Topic 842), (“ASU 2016-02” or “ASC 842”), we de-recognized the financing lease obligation. Please refer to Note 2, “Basis of presentation, principles of consolidation and significant accounting policies” and Note 7, “Leases”, in the Notes to Condensed Consolidated Financial Statements for further information.

Other (expense) income, net

Other (expense) income, net consists primarily of losses on equity securities held by us, losses on disposal of assets, and gains and losses on foreign currency.

Critical accounting policies and estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the nine months ended September 30, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 21, 2019, except as otherwise described in Note 2, “Basis of presentation, principles of consolidation and significant accounting policies”, in the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Comparison of the three months ended September 30, 2019 and 2018:

	For the
	three months ended September 30,
	2019	2018	Change
	(in thousands)
Revenue:
Collaboration revenue	$6,575	$10,926	$(4,351)
License and royalty revenue	2,335	602	1,733
Total revenues	8,910	11,528	(2,618)
Operating expenses:
Research and development	151,412	116,744	34,668
General and administrative	66,250	44,527	21,723
Cost of license and royalty revenue	862	29	833
Change in fair value of contingent consideration	802	47	755
Total operating expenses	219,326	161,347	57,979
Loss from operations	(210,416)	(149,819)	(60,597)
Interest income, net	8,417	4,591	3,826
Other expense, net	(4,298)	(252)	(4,046)
Loss before income taxes	(206,297)	(145,480)	(60,817)
Income tax benefit	264	—	264
Net loss	$(206,033)	$(145,480)	$(60,553)

Revenues. Total revenue was $8.9 million for the three months ended September 30, 2019, compared to $11.5 million for the three months ended September 30, 2018. The decrease of $2.6 million was primarily attributable to a decrease in collaboration revenue for the ide-cel license and manufacturing services under our agreement with Celgene. This decrease was partially offset by an increase in license and royalty revenue and an increase in collaboration revenue under our agreement with Regeneron.

Research and development expenses. Research and development expenses were $151.4 million for the three months ended September 30, 2019, compared to $116.7 million for the three months ended September 30, 2018. The overall increase of $34.7 million was primarily attributable to the following:

•

$14.1 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount to support overall growth, including an increase of $4.2 million in stock-based compensation expense;

•	$10.8 million of increased collaboration research funding costs;
•	$8.5 million of increased IT and facility related costs, which includes the impact of adopting ASU 2016-02;
•	$2.5 million of increased laboratory expenses and other platform costs; and
•	$1.7 million of increased material production and clinical trial costs.

These increased costs were partially offset by a $4.5 million decrease in license and milestone fees.

General and administrative expenses. General and administrative expenses were $66.3 million for the three months ended September 30, 2019, compared to $44.5 million for the three months ended September 30, 2018. The increase of $21.7 million was primarily attributable to the following:

•

$16.4 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount to support overall growth, including an increase of $4.6 million in stock-based compensation expense; and

•	$4.8 million of increased costs related to commercial-readiness activities.

Interest income, net. The increase in interest income, net was primarily related to interest income earned on investments, as well as a decrease in interest expense incurred due to the de-recognition of the financing lease obligation associated with our corporate headquarters at 60 Binney Street related to the adoption of ASU 2016-02 on January 1, 2019.

Other expense, net. The change in other expense, net was primarily related to changes in fair value of equity securities.

Comparison of the nine months ended September 30, 2019 and 2018:

	For the
	nine months ended September 30,
	2019	2018	Change
	(in thousands)
Revenues:
Collaboration revenue	$29,310	$33,971	$(4,661)
License and royalty revenue	5,367	1,365	4,002
Total revenues	34,677	35,336	(659)
Operating expenses:
Research and development	420,592	328,867	91,725
General and administrative	195,160	120,621	74,539
Cost of license and royalty revenue	1,905	67	1,838
Change in fair value of contingent consideration	1,312	843	469
Total operating expenses	618,969	450,398	168,571
Loss from operations	(584,292)	(415,062)	(169,230)
Interest income, net	27,906	8,415	19,491
Other (expense) income, net	(10,623)	45	(10,668)
Loss before income taxes	(567,009)	(406,602)	(160,407)
Income tax benefit	748	—	748
Net loss	$(566,261)	$(406,602)	$(159,659)

Revenues. Total revenue was $34.7 million for the nine months ended September 30, 2019, compared to $35.3 million for the nine months ended September 30, 2018. The decrease of approximately $0.6 million was primarily attributable to a decrease in collaboration revenue for the ide-cel license and manufacturing services under our agreement with Celgene. This decrease was partially offset by an increase in license and royalty revenue and an increase in collaboration revenue under our agreement with Regeneron.

Research and development expenses. Research and development expenses were $420.6 million for the nine months ended September 30, 2019, compared to $328.9 million for the nine months ended September 30, 2018. The overall increase of $91.7 million was primarily attributable to the following:

•

$52.8 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount to support overall growth, including an increase of $23.5 million in stock-based compensation expense. Refer to Note 11, “Stock-based compensation”, in the Notes to Condensed Consolidated Financial Statements for discussion of stock-based compensation expense recognized on the performance-based restricted stock units;

•	$25.2 million of increased IT and facility related costs, which includes the impact of adopting ASU 2016-02;
•	$12.0 million of increased collaboration research funding costs;
•	$8.3 million of increased costs incurred for laboratory expenses and other platform costs;
•	$6.2 million of increased research consulting and market research costs; and
•	$3.6 million of increased material production costs.

These increased costs were partially offset by a $13.3 million decrease in license and milestone fees and a $3.2 million of decrease in clinical trial related costs.

General and administrative expenses. General and administrative expenses were $195.2 million for the nine months ended September 30, 2019, compared to $120.6 million for the nine months ended September 30, 2018. The increase of approximately $74.6 million was primarily attributable to the following:

•

$52.6 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount to support overall growth, including an increase of $21.6 million in stock-based compensation expense. Refer to Note 11, “Stock-based compensation”, in the Notes to Condensed Consolidated Financial Statements for discussion of stock-based compensation expense recognized on the performance-based restricted stock units;

•	$11.5 million of increased costs related to commercial-readiness activities; and
•	$10.2 million of increased consulting fees.

Interest income, net. The increase in interest income, net was primarily related to interest income earned on investments, as well as a decrease in interest expense incurred due to the de-recognition of the financing lease obligation associated with our corporate headquarters at 60 Binney Street related to the adoption of ASU 2016-02 on January 1, 2019.

Other (expense) income, net. The change in other (expense) income, net was primarily related to changes in fair value on equity securities.

Liquidity and Capital Resources

As of September 30, 2019, we had cash, cash equivalents and marketable securities of approximately $1.41 billion. We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our current planned operations into 2022.

Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2019, our funds are primarily held in U.S. treasury securities, U.S. government agency securities, certificates of deposit, corporate bonds, commercial paper and money market accounts.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of September 30, 2019 we had an accumulated deficit of $2.06 billion. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

Sources of Liquidity

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods below:

	For the nine months ended
	September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(405,408)	$(283,695)
Net cash provided by (used in) investing activities	324,554	(258,344)
Net cash provided by financing activities	19,182	735,771
Net decrease in cash, cash equivalents and restricted cash	$(61,672)	$193,732

Cash Flows from Operating Activities. The $121.7 million increase in cash used in operating activities for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was partially due to the increase in net loss during this period of $159.7 million, which was driven by increased payroll and payroll-related expenses and spending on our clinical and pre-clinical stage programs to support overall growth. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Cash Flows from Investing Activities. The $582.9 million change in cash provided by (used in) investing activities for the nine months ended September 30, 2019 was primarily due to an increase of $402.7 million in proceeds received from the maturity of marketable securities and a decrease in cash used to purchase marketable securities of $180.2 million, offset by an increase of $15.8 million in cash used to purchase property, plant and equipment, primarily related to the facility in Durham, North Carolina, compared to the nine months ended September 30, 2018.

Cash Flows from Financing Activities. The $716.6 million decrease in cash provided by financing activities was primarily driven by a decrease in proceeds from public offering of common stock of $649.4 million, as well as a decrease in proceeds from issuance of common stock to Regeneron of $54.5 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Contractual Obligations and Commitments

Except as discussed in Note 7, “Leases”, and Note 8, “Commitments and Contingencies”, in the Notes to Condensed Consolidated Financial Statements, there have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 21, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk related to changes in interest rates. As of September 30, 2019 and December 31, 2018, we had cash, cash equivalents and marketable securities of $1.41 billion and $1.89 billion, respectively, primarily invested in U.S. government agency securities and treasuries, federally insured certificates of deposit, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2019, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $5.4 million.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019 there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2019, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

Furthermore, because our target patient populations are relatively small, the pricing and reimbursement of our product and any future products must be adequate to cover the costs to treat and support the treatment of patients. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product and any future products will be adversely affected. In addition, the administration of our products requires procedures for the collection of HSCs from the patient, followed by chemotherapy and myeloablative treatments, before infusion of the engineered cell therapy product. The manner and level at which reimbursement is provided for these services is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our product.

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

Collectively, these factors could affect our ability to successfully commercialize our product and any future products and generate revenues, which would adversely impact our business, financial condition, results of operations and prospects.

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

Results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There is limited data concerning long-term safety and efficacy following treatment with our gene therapy and T cell-based product candidates. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. For instance, while patients with SCD who have been treated with LentiGlobin may experience a reduction of vaso-occlusive events following successful engraftment, there can be no assurance that they will not experience vaso-occlusive events in the future. Similarly, patients with relapsed and refractory multiple myeloma who have been treated with ide-cel or the bb21217 product candidate may experience disease progression. We have experienced unexpected results in the past, and we may experience unexpected results in the future. For instance, initial results from our clinical studies of ZYNGEGLO suggested that patients with TDT who do not have a β0/β0 genotype experienced better outcomes to treatment than patients with TDT who have a β0/β0 genotype. Consequently, we received conditional approval in the European Union, and we expect to seek FDA approval in the United States, of ZYNTEGLO initially for the treatment of patients with TDT who do not have a β0/β0 genotype. In order to support an application for marketing approval of ZYNTEGLO in patients with TDT who have a β0/β0 genotype, we initiated the HGB-212 study, but we do not know if or when ZYNTEGLO may be commercially available to all genotypes of patients with TDT. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or marketing approval of our product candidates.

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

*We rely on third parties to conduct some or all aspects of our lentiviral vector production, drug product manufacturing, and testing, and these third parties may not perform satisfactorily.

We do not independently conduct all aspects of our lentiviral vector production, drug product manufacturing, and testing. We currently rely, and expect to continue to rely, on third parties with respect to these items, including manufacturing and testing in the commercial context.

Our reliance on these third parties for manufacturing, testing, research and development activities reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for products that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical studies are conducted in accordance with the study plan and protocols, and that our lentiviral vectors and drug products are manufactured in accordance with GMP as applied in the relevant jurisdictions.

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

We have incurred net losses in each year since our inception in 1992, including net losses of $566.3 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $2.06 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We do not expect to generate any product revenues until early 2020 from ZYNTEGLO in the European Union for the treatment of adult and adolescent patients with TDT who do not have a β0/β0 genotype. Following marketing approval, our future revenues will depend upon the size of any markets in which our product and any future products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product and any future products in those markets.

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

As of September 30, 2019, our cash, cash equivalents and marketable securities were $1.41 billion. We expect that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our current planned operations into 2022. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain marketing approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.

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

Risks related to our business operations

*We are commercializing ZYNTEGLO outside of the United States, and therefore we will be subject to the risks of doing business outside of the United States.

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

We received conditional marketing authorization for our first product in 2019 and are launching ZYNTEGLO to treat the first patient in the commercial setting in early 2020, which we hope will be the first of a sequence of marketing approvals and commercial launches for multiple products across multiple geographies. As we advance multiple product candidates through late-stage clinical research and plan submissions for marketing authorizations, we are expanding our operations in the United States and Europe. As of September 30, 2019, we had 1,012 full-time employees. As we pursue our development and commercialization strategy, we expect to expand our full-time employee base and to hire more consultants and contractors in the United States and Europe. This expected growth may place a strain on our administrative and operational infrastructure. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.

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

Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including David Davidson (Chief Medical Officer), Jeffrey Walsh (Chief Strategy Officer), Philip Gregory (Chief Scientific Officer), Jason Cole (Chief Operating and Legal Officer), and Kory Wentworth (Vice President, Finance and Treasurer)) have entered into trading plans covering periods after the date of this Quarterly Report on Form 10‑Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013

3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013

3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016

4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013

4.2	Amended and Restated Investors’ Rights Agreement, dated as of July 23, 2012, by and among the Registrant and the Investors listed therein.	S-1	333-188605	4.5	May 14, 2013

4.3	Amendment to Amended and Restated Investors’ Rights Agreement, dated as of July 8, 2014, by and among the Registrant and the Investors listed therein.	10-Q	001-35966	4.6	August 12, 2014

10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013

10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013

10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013

10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013

10.5†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013

10.6†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017

10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013

10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013

10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015
10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013

10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.10	May 14, 2013

10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1	333-188605	10.11	May 14, 2013

10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 7, 2015

10.15	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016

10.16	Amendment No. 2 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.17	November 1, 2017

10.17†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q/A	001-35966	10.16	November 2, 2016

10.18†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.19	November 1, 2017

10.19†	Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated March 26, 2018	10-Q	001-35966	10.20	May 2, 2018

10.20†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q/A	001-35966	10.17	November 2, 2016

10.21†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017

10.22†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q/A	001-35966	10.18	November 2, 2016

10.23†	License Agreement, dated December 23, 2015, by and between the Registrant and SIRION Biotech GmbH	10-K	001-35966	10.23	February 21, 2019

10.24††	Toll Manufacturing and Service Agreement, dated November 18, 2016 by and between the Registrant and APCETH Biopharma GmbH, as amended	10-Q	001-35966	10.24	August 1, 2019

10.25††	Clinical and Commercial Supply Agreement – Viral Vector Product, dated November 27, 2017, by and between the Registrant and SAFC Carlsbad, Inc., as amended	10-Q	001-35966	10.25	August 1, 2019

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

10.26#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013

10.27#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013

10.28#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013

10.29#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014

10.30#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016

10.31#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017

10.32#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 7, 2015

10.33#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017

10.34#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

10.35#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018

10.36#	Offer Letter, dated November 16, 2017, by and between the Registrant and Kory Wentworth	10-K	001-35966	10.39	February 21, 2018

10.37#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013

10.38#	Employment Agreement, dated December 18, 2018, by and between the Registrant and William (“Chip”) Baird	8-K	001-35966	10.1	February 11, 2019

10.39†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015

10.40	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	August 3, 2016

10.41	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017

10.42††	Sublease, dated April 16, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.42	August 1, 2019

10.43	Amendment to Sublease, dated April 19, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.43	August 1, 2019

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.

††	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

Date: October 31, 2019	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: October 31, 2019	By:	/s/ Chip Baird
Chip Baird Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)