Form 10-K
period 2019-12-31
bluebird bio, Inc.
filed 2020-02-18
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________________________________________
FORM 10-K
___________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission File Number: 001-35966
___________________________________________________________________________
bluebird bio, Inc.
(Exact Name of Registrant as Specified in Its Charter
___________________________________________________________________________

Delaware	13-3680878
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
60 Binney Street
Cambridge, Massachusetts	02142
(Address of Principal Executive Offices)	(Zip Code)
(339) 499-9300
(Registrant’s Telephone Number, Including Area Code)
___________________________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2019, the last business day of the registrant’s most recently completed second quarter, was $7,025,034,290.
As of February 13, 2020, there were 55,611,565 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•the initiation, timing, progress and results of our preclinical and clinical studies, and our research and development programs;
•our ability to advance product candidates into, and successfully complete, clinical studies;
•our ability to advance our viral vector and drug product manufacturing capabilities;
•the timing or likelihood of regulatory filings and approvals for our product candidates;
•the timing or success of commercialization of our approved product, and any future approved products;
•the pricing and reimbursement of our approved product, and any future approved products;
•the implementation of our business model, strategic plans for our business, product candidates and technology;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our approved product, product candidates and technology;
•estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•our ability to maintain and establish collaborations and licenses;
•developments relating to our competitors and our industry; and
•other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.
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

PART I
Item 1. Business
Overview
We are a biotechnology company committed to researching, developing, and commercializing potentially transformative gene therapies for severe genetic diseases and cancer. We have built an integrated product platform with broad therapeutic potential in a variety of indications based on our lentiviral gene addition platform, gene editing and cancer immunotherapy capabilities. We believe that gene therapy for severe genetic diseases has the potential to change the way patients living with these diseases are treated by addressing the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our gene therapy programs include LentiGlobin for β-thalassemia; LentiGlobin for sickle cell disease, or SCD; and Lenti-D for cerebral adrenoleukodystrophy, or CALD. Our programs in oncology are focused on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. bb2121 (idecabtagene vicleucel), and bb21217 are CAR-T cell product candidates for the treatment of multiple myeloma and partnered under our collaboration arrangement with Bristol-Myers Squibb.
In June 2019, we received conditional marketing approval from the European Commission for LentiGlobin gene therapy for β-thalassemia, being marketed in the European Union as ZYNTEGLOTM gene therapy (autologous CD34+ cells encoding βA-T87Q-globin gene), for patients 12 years and older with transfusion-dependent β-thalassemia, or TDT, who do not have a β0/β0 genotype, for whom hematopoietic stem cell, or HSC, transplantation is appropriate, but a human leukocyte antigen-matched, or HLA, related HSC donor is not available. We have begun commercializing ZYNTEGLO in the European Union and expect to begin generating product revenue in the first half of 2020. In the fourth quarter of 2019, we initiated rolling submission of a biologics license application, or BLA, to the U.S. Food and Drug Administration, or FDA, for regulatory approval of LentiGlobin for β-thalassemia in the United States for the treatment of patients with TDT who do not have a β0/β0 genotype. We are engaged with the FDA in discussions regarding the requirements and timing for providing certain information regarding various release assays for LentiGlobin for β-thalassemia, and subject to these ongoing discussions, we are currently planning to complete the BLA submission in the second half of 2020. We are engaged with the FDA and the European Medicines Agency, or EMA, in discussions regarding our proposed development plans for LentiGlobin for β-thalassemia in patients with TDT and β0/β0 genotypes.
We are currently developing LentiGlobin gene therapy for SCD in the United States and the European Union. We are engaged with the FDA and EMA in discussions regarding our proposed development plans, and anticipate a potential first submission in 2022 for marketing approval of LentiGlobin for the treatment of patients with SCD on the basis of clinical data from our ongoing HGB-206 and HGB-210 studies.
We are currently developing Lenti-D gene therapy for CALD in the United States and the European Union. Based on our discussions with the FDA and EMA, we believe that we may be able to seek approval for our Lenti-D gene therapy for the treatment of patients with CALD on the basis of clinical data from our ongoing Starbeam study, and the completed ALD-103 observational study. We anticipate a potential first submission in 2020 for marketing approval of our Lenti-D gene therapy for the treatment of patients with CALD.
In collaboration with Bristol-Myers Squibb, or BMS, we are developing bb2121 (idecabtagene vicleucel, or ide-cel) and bb21217 product candidates as treatments for multiple myeloma. We are co-developing and co-promoting ide-cel in the United States with BMS and we have exclusively licensed to BMS the development and commercialization rights for ide-cel outside of the United States. We and BMS anticipate a potential first submission in the first half of 2020 for marketing approval of ide-cel as a treatment for relapsed and refractory multiple myeloma. We have exclusively licensed the development and commercialization rights for the bb21217 product candidate to BMS, with an option for us to elect to co-develop and co-promote bb21217 within the United States.
We also have the following programs to discover and develop T cell product candidates to treat hematologic and solid tumor malignancies: acute myeloid leukemia, Merkel cell carcinoma, diffuse large B-cell lymphoma, and MAGE-A4 positive solid tumors. In the field of severe genetic diseases, we have a preclinical program for a gene therapy to treat mucopolysaccharidosis type I (MPSI), a genetic ultra-rare metabolic condition that causes severe neurologic impairment and organ damage.

Our Platform
Our platform is based on lentiviral vectors which are used to introduce a functional copy of a gene to the patient’s own isolated HSCs, in the case of our programs in severe genetic diseases, or the patient’s own isolated white blood cells which include T cells, in the case of our programs in oncology. Allogeneic hematopoietic stem cell transplant, or allogeneic HSCT, is an existing approach of treating a patient using HSCs contributed by a donor other than the patient that contain the properly functioning copy of the gene whose mutation has caused the underlying disease. However, this approach has significant limitations in the treatment of severe genetic diseases, including difficulties in finding appropriate HLA-matched donors and carries the risk of transplant-related rejection, graft-versus-host disease, or GVHD, and death. Our approach is intended to address the significant limitations of allogeneic HSCT while utilizing existing stem cell transplant infrastructure and processes. Also, because our approach has the potential to drive sustained expression of the functional protein encoded by the gene insert after a single administration, we believe the value proposition offered by our product candidates for patients, families, health care providers and payers would be significant.
Although our initial focus for severe genetic diseases is in TDT, SCD and CALD, and for oncology is in multiple myeloma, we believe our gene therapy platform has broad therapeutic potential in a variety of indications. We believe that our lentiviral vectors can be used to introduce virtually any gene into a cell and have the potential to be manufactured on a commercial scale reproducibly and reliably, as each new vector is produced using substantially the same process.
We also have discovery research programs utilizing our cell signaling and gene editing technology platform across our pipeline. For instance, we are exploring applications of our CAR and TCR T cell technologies and expertise in cancer immunotherapy in combination with novel proteins based on synthetic biology. These technologies may potentially allow our future T cell-based product candidates to detect the tumor microenvironment or, in the case of future CAR-T cell product candidates, to be regulated by small molecules. In addition, we are focused on utilizing homing endonuclease and megaTAL gene editing technologies in a variety of potential applications and disease areas, including oncology, hematology and other diseases.  Homing endonucleases and megaTALs are novel enzymes that provide a highly specific and efficient way to modify DNA sequences to edit or insert genetic components to potentially treat a variety of diseases.
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
The clinical course of β-thalassemia correlates with the degree of globin chain imbalance. Nearly 350 different mutations have been described in patients with β-thalassemia. Mutations can be categorized as those that result in no functional β-globin production (β0) and those that result in decreased functional β-globin production (β+). TDT refers to any genotype that results in the need for chronic transfusions due to severe anemia. Affected patients produce as little as one to seven g/dL of hemoglobin (in contrast, a normal adult produces 12 to 18 g/dL of hemoglobin).
Limitations of current treatment options
In geographies where treatment is available, patients with TDT receive chronic blood transfusions to survive. These regimens consist of regular infusions with units of packed RBC, or pRBC, usually every two to five weeks, which are intended to maintain hemoglobin levels and control symptoms of the disease. While chronic blood transfusions can be effective at minimizing the symptoms of TDT, they often lead to iron overload, which over time may lead to significant morbidity and mortality through iron-associated heart and liver toxicity. To help reduce iron overload-associated risks and resulting complications, patients receiving regular transfusions must adhere to therapeutic iron chelation regimens to reduce the iron overload. Despite improvements in supportive care with transfusion and chelation, the overall life expectancy for a patient with

TDT is significantly reduced compared to the general population. In addition, patient and caregiver quality of life can be significantly affected by complications associated with TDT and chronic disease management.
The only potentially curative therapy for β-thalassemia has been allogeneic HSCT, with best outcomes observed in pediatric patients with a matched sibling donor.  However, allogeneic HSCT is associated with serious risks, some of which can be life threatening and result in death.  Potential complications of allogeneic HSCT include a risk of engraftment failure in unrelated HLA matched patients, a risk of life-threatening infection, and a risk of GVHD, a common complication in which donor immune cells (white blood cells in the transplanted cells, or graft) recognize the cells of the recipient (the host) as “foreign” and attack them.  As a result of these safety challenges, allogeneic HSCT is associated with significant mortality rates, particularly for patients treated with cells from a donor who is not a matched sibling, and in patients over 11 years old. Consequently, we believe there is a need for an option that can address the underlying genetic cause of TDT for more patients.
LentiGlobin for β-thalassemia
Our approach involves using a lentiviral vector to insert the normal β-globin gene with a single amino acid substitution into the patient’s own HSCs ex vivo, to enable formation of normally functioning hemoglobin A and normal RBCs in patients. Importantly, this amino acid substitution, referred to as T87Q, also serves as a distinct biomarker used to quantify expression levels of the gene therapy-derived β-globin protein in patients with TDT. We refer to the cells that have undergone our ex vivo manufacturing process resulting in genetically modified HSCs as LentiGlobin for β-thalassemia.
We are conducting, or have conducted, the following clinical studies of LentiGlobin for β-thalassemia to evaluate its efficacy and safety in the treatment of patients with TDT:
•Northstar study (HGB-204), is a completed, single-dose, open-label, non-randomized, multi-site phase 1/2 clinical study in the United States, Australia and Thailand to evaluate the safety and efficacy of LentiGlobin for β-thalassemia in increasing hemoglobin production and eliminating or reducing transfusion dependence following treatment. In March 2014, we announced that the first patient had been treated in this study. This study was completed in February 2018, and patients in this study were enrolled in a long-term follow-up protocol to assess safety and efficacy beyond the Northstar study follow-up period. Eighteen adults and adolescents were enrolled in the study. To be eligible for enrollment in this study, patients were between 12 and 35 years of age with a diagnosis of TDT and received at least 100 mL/kg/year of pRBCs or at least eight transfusions per year in each of the two years preceding enrollment. The patients were also medically eligible for allogeneic HSCT. Efficacy was evaluated primarily by the production of ≥2.0 g/dL of hemoglobin A containing βA-T87Q-globin for the six-month period between 18 and 24 months post-treatment. Exploratory efficacy endpoints included pRBC transfusion requirements per month and per year, post-treatment. Safety evaluations performed during the study include success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any patient and characterization of events of insertional mutagenesis leading to clonal dominance or leukemia. Subjects were monitored by regular screening. Each patient remained on study for approximately 26 months from time of consent and then were enrolled in a long-term follow-up protocol that is assessing safety and efficacy beyond the study protocol’s follow-up period.
•Northstar-2 study (HGB-207) is an ongoing single-dose, open-label, non-randomized, international, multi-site phase 3 clinical study to evaluate the safety and efficacy of LentiGlobin for β-thalassemia to treat patients with TDT and non-β0/β0 genotypes. In December 2016, we announced that the first patient had been treated in our Northstar-2 study. Twenty-three patients are enrolled in the study, consisting of 15 adolescent and adult patients between 12 and 50 years of age at enrollment, and eight pediatric patients less than 12 years of age at enrollment. To be enrolled, patients with TDT and non-β0/β0 genotypes must have received at least 100 mL/kg/year of pRBCs or at least eight transfusions per year for the past two years. All patients must be eligible for allogeneic HSCT, but without a matched family HSCT donor. The primary endpoint of this study is the proportion of treated patients who achieve transfusion independence, defined as weighted average hemoglobin levels ≥9.0 g/dL without any pRBC transfusions for a continuous period of at least 12 months at any time during the study after treatment. The secondary endpoints of this study are to quantify gene transfer efficiency and expression, and to measure the effects of treatment with the LentiGlobin for β-thalassemia on transfusion requirements post-treatment and clinical events. Safety evaluations to be performed during the study include success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any patient and characterization of events of insertional mutagenesis leading to clonal dominance or leukemia. Each patient will remain on study for approximately 24 months post-treatment and then will be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the study protocol’s follow-up period.

•Northstar-3 study (HGB-212) is an ongoing single-dose, open-label, non-randomized, international, multi-site phase 3 clinical study to evaluate the efficacy and safety of LentiGlobin for β-thalassemia to treat patients with TDT and β0/β0 genotypes or IVS-I-110 mutation. In November 2017, we announced that the first patient had been treated in our Northstar-3 study. Approximately 18 patients who are less than 50 years of age at enrollment are expected to be enrolled in the study. To be eligible, patients with TDT and β0/β0 genotypes or IVS-I-110 mutation must have received at least 100 mL/kg/year of pRBCs or at least eight transfusions per year for the past two years. All patients must be clinically stable and eligible to undergo HSCT, as well as having been treated and followed for at least the last two years in a specialized center that maintained detailed medical records, including transfusion history. The primary endpoint of this study is the proportion of treated patients who meet the definition of “transfusion reduction,” which is defined as demonstration of reduction in volume of pRBC transfusion requirements (in mL/kg) in the post-treatment time period of months 12 to 24 compared to the average annual transfusion requirement in the 24 months prior to enrollment. The secondary endpoints of this study are to measure the proportion of patients who meet the definition of “transfusion independence,” to quantify gene transfer efficiency and expression, and to measure the effects of treatment with LentiGlobin for β-thalassemia on transfusion requirements post-treatment and clinical events. Each patient will remain on study for approximately 24 months post-treatment and then will be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the study protocol’s follow-up period.
•HGB-205 is a completed, single-dose, open-label, non-randomized, phase 1/2 clinical study at a single site in France to examine the safety and efficacy of LentiGlobin in four patients with TDT and three patients with SCD. In December 2013, we announced that the first patient with TDT had been treated in our HGB-205 study and in October 2014 we announced that the first patient with SCD had been treated in our HGB-205 study. Patients were required to be between five and 35 years of age with a diagnosis of TDT or SCD at the time of enrollment. To be enrolled, patients with TDT must have received at least 100 mL/kg/year of pRBCs per year for the past two years. Those with SCD must have failed to achieve clinical benefit from treatment with hydroxyurea and have an additional poor prognostic risk factor (e.g., recurrent vaso-occlusive events, or VOEs, or acute chest sydrom, or ACS). All patients must have been eligible for allogeneic HSCT, but without a matched sibling allogeneic HSCT donor. The primary objective of our HGB-205 study was to determine the safety, tolerability and success of engraftment of LentiGlobin. The secondary objectives of the study were to quantify gene transfer efficiency and expression, and to measure the effects of treatment with LentiGlobin on disease-specific biological parameters and clinical events. In the case of patients with TDT and SCD, this meant the volume of pRBC transfusions, and for patients with SCD, it also meant the number of VOEs and ACS in each patient, compared with the two-year period prior to treatment. Safety evaluations to be performed during the study include success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any patient and characterization of events of insertional mutagenesis leading to clonal dominance or leukemia.
LentiGlobin for β-thalassemia has been granted Orphan Drug status by the FDA and EMA for β-thalassemia and was granted Fast-Track designation by the FDA for the treatment of β-thalassemia major. The FDA has granted Breakthrough Therapy designation to LentiGlobin for β-thalassemia for the treatment of transfusion-dependent patients with β-thalassemia major, and rare pediatric disease designation for the treatment of TDT. We are participating in the EMA’s Adaptive Pathways pilot program (formerly referred to as Adaptive Licensing), which is part of the EMA’s effort to improve timely access for patients to new medicines. In addition, the EMA has granted Priority Medicines (PRIME) eligibility for LentiGlobin for β-thalassemia.
We are commercializing LentiGlobin for β-thalassemia in the European Union as a potential one-time treatment for TDT. In June 2019, the European Commission granted conditional marketing authorization for LentiGlobin for β-thalassemia (autologous CD34+ cells encoding βA-T87Q-globin gene) for the treatment of patients 12 years and older with TDT who do not have a β0/β0 genotype, for whom HSCT is appropriate but an HLA-matched related HSC donor is not available. In the fourth quarter of 2019, we initiated a rolling submission of a BLA in the United States, which will be based on data from the Northstar study and the Northstar-2 study of our LentiGlobin for β-thalassemia for the treatment of patients with TDT and non-β0/β0 genotypes. We are engaged with the FDA in discussions regarding the requirements and timing for providing certain information regarding various release assays for LentiGlobin for β-thalassemia, and subject to these ongoing discussions, we are currently planning to complete the BLA submission in the second half of 2020. In addition, if successful, we believe the data from our Northstar-3 study, together with data from our Northstar study and Northstar-2 study and HGB-205 study, could be sufficient to form the basis for a BLA supplement submission for LentiGlobin for β-thalassemia in the United States, and a MAA variation submission in the EU, for the treatment of patients with TDT and β0/β0 genotypes.
In December 2019, we presented the following updated clinical data from our Northstar, Northstar-2 and Northstar-3 studies at the 61st Annual Meeting of the American Society of Hematology, or ASH Annual Meeting.
•Northstar study (HGB-204) – As of the data cut-off date of June 12, 2019:

◦Ten patients with non-β0/β0 genotypes and eight patients with β0/β0 genotypes had undergone infusion with LentiGlobin for β-thalassemia, with up to five years of follow up (median 44.9 months; min–max: 34.8–61.3 months).
◦Eight of ten treated patients who did not have a β0/β0 genotype achieved and continued to maintain transfusion independence, or TI, for up to 51.3 months, with a median weighted average hemoglobin during TI of 10.3 g/dL. TI is defined as weighted average Hb ≥ 9 g/dL without RBC transfusions for more than 12 months. In the two patients who did not achieve TI, transfusion volumes were reduced by 79% and 52%.
◦Of the eight patients who have a β0/β0 genotype, three achieved and continued to maintain TI with a current duration up to 30.4 months, and a median weighted average hemoglobin during TI of 9.9 g/dL.
◦Among patients who achieved TI, a decrease in markers of iron burden, including liver iron concentration, serum ferritin and transferrin saturation, were observed over time. Liver iron concentrations began to decrease in eight of the eleven patients who achieved TI. The largest decrease was observed in the seven patients who had 48 months of data available. A median 44% reduction (ranging from 17% to 83%) was reported in these seven patients.
•Northstar-2 study (HGB-207) – All data presented at the ASH Annual Meeting and summarized below are as of the data cut-off date of June 12, 2019:
◦Twenty-one of 23 patients were treated and have been followed for a median of 11.6 months. These patients ranged in age from eight to 34 years, including six pediatric (<12 years) and 15 adolescent/adult (≥12 years) patients.
◦Of the ten patients with sufficient follow-up duration to be evaluable tor the primary endpoint of TI, nine out of ten patients had achieved TI, with median weighted average hemoglobin levels of 12.2 g/dL (ranging from 11.4 to 12.8 g/dL) during TI. All nine patients continued to maintain TI for a median duration of 15.2 months (ranging from 12.1 to 21.3 months) as of the data cutoff.
◦The median total hemoglobin was > 12 g/dL at 1-year post-treatment.
◦Eighteen out of 20 patients with at least five months of follow-up have discontinued transfusions for at least 3.5 months and the median total hemoglobin levels at months 6, 12 and 18 of follow up were 11.5 g/dL (n=17), 12.3 g/dL (n=11) and 12.2 g/dL (n=8), respectively. HbAT87Q levels were stable over time at 8.7 g/dL at Month 6; 9.3 g/dL at Month 12; and 9.4 g/dL at Month 18.
◦In an exploratory analysis, bone marrow from nine patients who had reached 12 months of follow-up and had achieved TI was evaluated for myeloid to erythroid ratio. In all nine patients, an increase in the myeloid to erythroid ratio was observed, suggesting improvement in bone marrow RBC production. A trend toward normalization of soluble transferrin receptor, a marker of RBC production, and reticulocyte counts, a marker of hemolysis or RBC destruction, was also observed.
•Northstar-3 study (HGB-212) – All data presented at the ASH Annual Meeting and summarized below are as of the data cut-off date of September 30, 2019:
◦Thirteen patients (eight β0/β0, two β0/IVS-I-110, three homozygous IVS-I-110 genotypes) were treated and had a median follow-up of 8.8 months (ranging from 2.5 to 20.0 months). Median age at enrollment was 17 years of age (ranging from seven to 33 years); four patients were under 12 years of age.
◦Two patients had at least 12 months of follow-up and were evaluable for TI. Both patients (one patient with a β0/β0 genotype and one pediatric patient with a β0/IVS-I-110 genotype) achieved and continued to maintain TI with Hb levels of 13.2 g/dL and 10.4 g/dL, respectively.
◦Nine of 11 patients with at least six months of follow-up did not receive a transfusion for more than three months as of last follow-up. In these patients, total hemoglobin levels ranged from 8.3 to 14.2 g/dL.
Non-serious adverse events observed in the HGB-204, HGB-207 and HGB-212 studies as of their respective data cut-off dates that were attributed to LentiGlobin for β-thalassemia were hot flush, dyspnoea, abdominal pain, pain in extremities, thrombocytopenia, leukopenia, neutropenia and non-cardiac chest pain. One serious adverse event of thrombocytopenia was considered possibly related to LentiGlobin for β-thalassemia. Additional adverse events observed in clinical studies were consistent with the known side effects of HSC collection and bone marrow ablation with busulfan, including serious adverse events of veno-occlusive disease. There have been no new unexpected safety events, no deaths, no graft failure and no cases of vector-mediated replication competent lentivirus or clonal dominance. In addition, there have been no new reports of veno-occlusive liver disease as of the data cutoffs presented at ASH.

Sickle cell disease
Overview
SCD is a hereditary blood disorder resulting from a mutation in the β-globin gene that causes polymerization of hemoglobin proteins, resulting in abnormal red blood cell function. The disease is characterized by anemia, VOEs, a common complication of SCD in which there is severe pain due to obstructed blood flow in the small blood vessels of the body, cumulative damage to multiple organs, infections, stroke, overall poor quality of life and early death in a large subset of patients. Under low-oxygen conditions, which are exacerbated by the RBC abnormalities, the mutant hemoglobin polymerizes causing the RBCs to take on a sickle shape, which causes them to aggregate and obstruct small blood vessels, thereby restricting blood flow to organs resulting in pain, cell death and organ damage. If oxygen levels are restored, the hemoglobin can depolymerize and the RBCs will return to their normal shape, but over time, repeated sickling damages the cell membrane and the cells fail to return to the normal shape even in high-oxygen conditions.
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
Hydroxyurea is currently one of four medications approved for the treatment of SCD and is recommended for patients with recurrent moderate to severe painful crises, to reduce the frequency of painful crises. However, not all patients with SCD respond to hydroxyurea, or are able to tolerate the cytotoxic effect of reduced white blood cell and platelet counts. A significant number of patients with SCD find it difficult to adhere to hydroxyurea treatment, and for most patients there is no effective long-term treatment. L-glutamine was approved by the FDA in 2017, and voxelotor and crizanlizumab-tmca were approved by the FDA in 2019 for the treatment of sickle cell disease and as such, there are limited long-term data available regarding the safety or efficacy of these treatments.
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
LentiGlobin for sickle cell disease
We are developing LentiGlobin for SCD as a potential one-time treatment for patients with SCD. As in our approach with LentiGlobin for β-thalassemia in TDT, our approach in SCD involves the ex vivo insertion of the normal β-globin gene with the T87Q amino acid substitution using a lentiviral vector into the patient’s own HSCs to enable formation of normally functioning hemoglobin A and normal RBCs in patients. In LentiGlobin for SCD, T87Q serves as a distinct biomarker used to quantify expression levels of the functional β-globin protein in patients with SCD, while also providing anti-sickling properties in the context of SCD. We refer to the cells that have undergone our ex vivo manufacturing process resulting in genetically modified HSCs as LentiGlobin for SCD.
We are conducting, or plan to conduct, the following clinical studies of LentiGlobin for SCD to evaluate its safety and efficacy:
•HGB-206 is a single-dose, open-label, non-randomized, multi-site phase 1/2 clinical study in the United States to evaluate the safety and efficacy of LentiGlobin for SCD. Up to 50 adult and adolescent patients are expected to be enrolled in the study. Patients must be ≥18 years of age with a diagnosis of sickle cell disease, with either βS/βS or βS/β0 genotype. The sickle cell disease must be severe, as defined by recurrent severe VOEs, ACS, history of an overt stroke, or echocardiographic evidence of an elevated tricuspid regurgitation jet velocity, an indicator of pulmonary hypertension, and patients must have failed to achieve clinical benefit from treatment with hydroxyurea. The patients must also be eligible for HSCT. We refer to the patients enrolled under the original study protocol as patients in

“Group A.” In October 2016, we announced amendments in the study protocol to incorporate several changes with the goal of increasing production of anti-sickling β-globin, such as increasing the percentage of transduced cells through manufacturing improvements, increasing target busulfan area under the curve, introducing a minimum period of regular blood transfusions prior to stem cell collection, and collecting HSCs from peripheral blood after mobilization with plerixafor rather than via bone marrow harvest. We refer to the patients enrolled under the amended study protocol utilizing HSCs from bone marrow harvest as patients in “Group B.” We refer to the patients enrolled under the amended study protocol utilizing HSCs from peripheral blood after mobilization with plerixafor as patients in “Group C.” In February 2017, we announced that the first patient had been treated under the amended study protocol. The primary efficacy endpoint for this study is globin response based on βA-T87Q expression and total hemoglobin, and the secondary efficacy endpoint for this study is the frequency of VOEs. Safety endpoints include monitoring for laboratory parameters and frequency and severity of adverse events; the success and kinetics of HSC engraftment; the incidence of treatment related mortality and overall survival; the detection of vector-derived replication-competent lentivirus in any patient; and the characterization of events of insertional mutagenesis leading to clonal dominance or leukemia. Each patient will remain on study for approximately 26 months from time of consent and then will be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the study protocol’s follow up period.
•HGB-210 is a single-dose, open-label, non-randomized, multi-site, international phase 3 clinical study to evaluate the efficacy and safety of LentiGlobin for SCD in the treatment of patients with SCD and a history of vaso-occlusive events, or VOEs. Approximately 35 pediatric, adolescent and adult patients are expected to be enrolled in the study. Patients must be at least two years of age at enrollment with a diagnosis of sickle cell disease, with either βS/βS or βS/β0 genotype. The sickle cell disease must be severe, as defined by recurrent severe VOEs, and patients must have failed to achieve clinical benefit from treatment with hydroxyurea. The patients must also be eligible for HSCT. The primary efficacy endpoint for this study is globin response based on βA-T87Q expression and total hemoglobin, and the secondary efficacy endpoint for this study is the frequency of VOEs. Safety endpoints include monitoring for laboratory parameters and frequency and severity of adverse events; the success and kinetics of HSC engraftment; the incidence of treatment related mortality and overall survival; the detection of vector-derived replication-competent lentivirus in any patient; and the characterization of events of insertional mutagenesis leading to clonal dominance or leukemia. Each patient will remain on study for approximately 26 months from time of consent and then will be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the study protocol’s follow up period.
•HGB-211, our planned, single-dose, open-label, non-randomized, multi-site phase 3 clinical study to evaluate the efficacy and safety of LentiGlobin for SCD in pediatric patients with SCD and elevated stroke risk. This study is expected to enroll approximately 18 patients two to 14 years of age. The primary endpoint of the study is expected to be transcranial dopplier response without transfusion.
•HGB-205 is a completed single-center phase 1/2 study in France of patients with SCD which also enrolled patients with TDT. In October 2014, we announced that the first patient with SCD had been treated in this study.
LentiGlobin for SCD has been granted Orphan Drug status by the FDA and EMA and Fast-Track designation by the FDA for the treatment of certain patients with SCD. The FDA has also granted Regenerative Medicine Advanced Therapy (RMAT) designation to LentiGlobin for SCD.
We are engaged with the FDA and the EMA in ongoing discussions regarding our proposed development plans for our LentiGlobin for SCD. Specifically, we are seeking to validate the use of a primary efficacy endpoint of globin response based on βA-T87Q expression and total hemoglobin in our ongoing HGB-206 study as a surrogate endpoint for other SCD clinical outcomes such as VOEs. Based on our discussions with the FDA and EMA, we believe that the ongoing HGB-206 and HGB-210 studies may be sufficient to form the basis for a BLA submission in the United States or a MAA in Europe for the treatment of patients with SCD. These studies have been planned and are being conducted with the goal of achieving a more accelerated development path for our LentiGlobin product candidate, with a potential first submission for regulatory approval in 2022.
In December 2019, we presented updated clinical data from our HGB-206 study at the ASH Annual Meeting. All data presented at the ASH Annual Meeting and summarized below, including the summary of safety results below, are as of the data cut-off date as of August 26, 2019:
•Summary of efficacy results –
◦Group A patients: A total of seven patients have undergone infusion with LentiGlobin drug product in Group A, with at least three years of post-treatment follow-up.
▪Five of the seven patients did not require regular RBC transfusions post-treatment.

▪Levels of HbAT87Q and total hemoglobin remained durable in all seven patients, and median HbAT87Q levels were 0.9 g/dL and total hemoglobin was 9.0 g/dL.
▪Patients experienced a reduction, but not complete elimination of vaso-occlusive crises, or VOC, and ACS events at two years post-treatment.
◦Group B patients: Two patients have undergone infusion with LentiGlobin drug product in Group B, with up to two years of post-treatment follow-up.
▪Both patients did not require regular RBC transfusions post-treatment.
▪Levels of HbAT87Q and total hemoglobin remained durable at two years of post-treatment follow-up for the two patients. HbAT87Q levels were 3.6 g/dL and 7.1 g/dL, and total hemoglobin was 11.3 g/dL and 13.0 g/dL.
▪Patients experienced a reduction, but not complete elimination of VOC and ACS events at two years post-treatment.
◦Group C patients: A total of 17 patients have undergone infusion with LentiGlobin drug product in Group C.
▪In the 12 patients with six or more months of follow-up, median levels of gene therapy-derived anti-sickling hemoglobin, HbAT87Q, were at least 40% of total hemoglobin. Total hemoglobin and HbAT87Q levels ranged from 9.3 to 15.2 g/dL and 2.7 to 9.0 g/dL, respectively.
▪Within 3 months of treatment, HbAT87Q accounts for over 30% of total globin, and this rises to 44 – 59% at later follow-up. This results in hemoglobin S levels being decreased, over time, to less than 50% of total hemoglobin.
▪Treatment reduced key markers of hemolysis, including reticulocyte counts, lactate dehydrogenase levels and total bilirubin concentration.
▪Among the nine patients with at least six months of follow-up who had four or more VOC or ACS events in the two years prior to treatment, there was a 99% reduction in annualized rate of VOC and ACS. There were no reports of ACS or serious VOC at up to 21 months post-treatment in these patients. One non-serious Grade 2 VOC was observed in a patient approximately 3.5 months post-infusion.
•Summary of safety results – As of the data cut-off, the safety data from all patients in HGB-206 were reflective of underlying SCD, the known side effects of HSC collection and myeloablative conditioning with busulfan. There have been no serious adverse events related to LentiGlobin for SCD. One mild, non-serious event of hot flush was reported that the investigator considered to be related to LentiGlobin for SCD; it occurred and resolved on the day of drug product infusion and did not require treatment.
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
As the outcome of HSCT varies with clinical stage of the disease at the time of transplant, early diagnosis of CALD is important. In the United States, newborn screening for ALD was added in February 2016 to the Recommended Universal Screening Panel, a list of disorders that are screened at birth and recommended by the Secretary of the U.S. Department of Health and Human Services for states to screen as part of their state universal newborn screening program. Disorders are chosen based on evidence that supports the potential net benefit of screening, among other factors. An increasing number of states are including ALD testing in their state newborn screening programs, however only a limited number of states are currently active. Outside the United States, the Minister of Health in the Netherlands has approved the addition of adrenoleukodystrophy to the newborn screening program, and a pilot began in 2019.
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
We are conducting the Starbeam study (ALD-102), a multi-site, international phase 2/3 study of our Lenti-D product candidate to evaluate its safety and efficacy in the treatment of patients with CALD, and the ALD-104 study, a multi-site phase 3 study of our Lenti-D product candidate for the treatment of patients with CALD, to enable access following completion of enrollment in the Starbeam study, and to evaluate the suitability of an additional conditioning regimen for use with the Lenti-D product candidate.
Based on our discussions with the FDA and EMA, we believe that we may be able to seek approval for our Lenti-D product candidate for the treatment of patients with CALD on the basis of safety and efficacy data from our ongoing Starbeam study, safety data from our ongoing ALD-104 study, and the ongoing ALD-103 observational study. For the assessment of efficacy, we expect that the clinical results of the Starbeam study will be compared to a clinically meaningful benchmark based on the medical literature and data collected in ALD-101, a retrospective analysis that assessed the natural history of CALD as well as outcomes of patients with CALD who had received allogeneic HSCT. For the assessment of safety, we expect that the clinical results of the Starbeam study will be compared to data collected from the ALD-103 study, a multinational, multi-site, prospective and retrospective observational study that is running concurrently with the Starbeam study and is designed to evaluate outcomes of allogeneic HSCT in patients with CALD. We anticipate a potential first submission in 2020 for regulatory approval of our Lenti-D product candidate for the treatment of patients with CALD. Lenti-D has been granted Orphan Drug status by the FDA and EMA for adrenoleukodystrophy. The FDA has granted Breakthrough Therapy designation and the EMA has granted PRIME eligibility to the Lenti-D product candidate for CALD.
Clinical results of the Lenti-D product candidate
•Completed non-interventional retrospective study (the ALD-101 Study)
CALD is a rare disease and as such, data on the natural history of the disease, as well as the efficacy and safety profile of allogeneic HSCT, is limited in the scientific literature. In order to further characterize the natural history of CALD, describe outcomes after HSCT, and identify predictors of positive treatment outcomes, we performed a large, multicenter, retrospective chart review and collected data on 72 untreated CALD patients, and 65 CALD patients who received allogeneic HSCT.  In the study, we collected survival, functional and neuropsychological assessments and neuroimaging data for both treated and untreated patients, as available; however, given the retrospective nature of the study, we were not able to collect comprehensive data for all patients.  Additional analyses were conducted to gain further insight into ongoing risks and determinants of successful outcomes after HSCT, identify appropriate populations for treatment, and define endpoints that could be useful for future clinical studies.
•Starbeam study (ALD-102) – phase 2/3 study for the treatment of patients with CALD

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
The primary efficacy endpoint of the study is the proportion of patients who are alive and free of major functional disabilities (MFD) at 24 months post-treatment.  MFDs, which represent end-stage disease, have been characterized as having the most significant impact on the ability of patients with CALD to function independently, representing unambiguous and profound neurologic degeneration. These MFDs are: loss of communication, no voluntary movement, cortical blindness, tube feeding, wheelchair dependence, and total incontinence. Secondary and exploratory endpoints include the following:
◦Changes in neurologic function score (NFS), a 25-point scale used to evaluate the severity of gross neurologic dysfunction by scoring 15 neurological abnormalities across multiple domains.
◦Changes in Loes score, a 34-point scale designed to objectively measure the extent of demyelination and atrophy in CALD patients, based on brain magnetic resonance imagining, or MRI, studies. Increasing Loes scores indicate worsening disease.
◦Gadolinium enhancement (GdE). CALD can progress rapidly and is associated with severe inflammation and disruption of the blood brain barrier which can be detected by gadolinium enhancement on brain MRI. Evidence of gadolinium enhancement, referred to by clinicians as a gadolinium positive result, is highly predictive of rapid neurologic decline. However, while pre-transplant gadolinium status is clearly correlated with rapid disease progression, the kinetics of gadolinium enhancement after clinically successful HCST are not well understood. GdE was assessed by magnetic resonance imaging (MRI) every six months following transplant up to 24-months, and every 12 months thereafter.
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
In September 2019, we presented updated clinical data at the13th European Pediatric Neurology Society (EPNS) Congress. All data presented and summarized below are as of the data cut-off date of April 25, 2019, except as otherwise indicated below:
◦The data reflect a total patient population of 32 patients in the study, with a median follow-up time of 21.2 months, and a range of zero to 60.2 months.
◦Of the 32 patients who have received Lenti-D, 15 have completed the two-year follow-up period and enrolled in the long-term follow-up protocol, 14 are currently on-study, and three are no longer on-study. Of the three patients who are no longer on the study, two withdrew from the study at investigator discretion, and one died following rapid disease progression and development of MFDs beginning early in the study post-treatment.
◦Of the 17 patients who have or would have reached 24 months of follow-up and completed the study, 88 percent (N=15/17) continue to be alive and MFD-free in a long-term follow-up protocol. The 14 patients currently on-study have less than 24 months of follow-up and have shown no evidence of MFDs. The longest follow-up of the 14 patients was 20.4 months.
◦Of the 32 patients who have received Lenti-D, 30 had stable NFS (NFS ≤ 4, without a change of >3 from baseline) following treatment,
◦As of the data cut-off, no acute or chronic GvHD have been reported post- treatment and there have been no reports of graft failure, cases of insertional oncogenesis, or replication competent lentivirus. The safety profile of Lenti-D treatment is generally consistent with myeloablative conditioning with busulfan and cyclophosphamide. Three adverse events (AE) have been deemed potentially related to treatment with Lenti-D drug product and include BK-mediated viral cystitis (N=1, grade 3) and vomiting (N=2, grade 1); all three resolved using standard measures.

•The ALD-103 study – Observational study
We are also conducting the ALD-103 study, an observational prospective and retrospective data collection study of 60 patients with CALD ≤17 years of age who received allogeneic HSCT. This study is ongoing and designed to collect efficacy and safety outcomes data in patients who have undergone allogeneic HSCT in a period that is contemporaneous with the Starbeam study. The study measures CALD disease-related outcomes in four patient cohorts: early disease 1 (N=21; Loes ≤4 and NFS ≤1); early disease 2 (N=9; Loes >4 to 9 and NFS ≤1); all early disease (N=30; Loes ≤9 and NFS ≤1); and advanced disease (N=10; Loes >9 or NFS >1). Transplant-related outcomes are assessed by donor stem cell source and by conditioning regimen. We anticipate that our Lenti-D product candidate safety and efficacy will be evaluated by the FDA and EMA in light of the data collected in the Starbeam study in conjunction with our retrospective observational ALD-101 study and our retrospective and prospective observational ALD-103 study, as well as safety results from our ongoing ALD-104 study.
In September 2019, we presented interim clinical data from the ALD-103 study at the 13th EPNS Congress. All data presented and summarized below are as of the data cut-off date of April 25, 2019:
◦As of February 11, 2019, 47 patients were enrolled in the ALD-103 study and had undergone allogeneic HSCT. Updated results show that early treatment with allogeneic HSCT provides improved overall and MFD-free survival for patients with CALD irrespective of the stage of early disease.
◦At 24 months post- allogeneic HSCT, 77.2 percent of patients in the all early disease cohort achieved MFD-free survival and 89.1 percent achieved overall survival compared to 35.0 percent and 52.5 percent, respectively, in the advanced disease cohort.
◦The risk associated with allogeneic HSCT varied by donor source. While there were no substantial differences observed between the groups in ALD-103, more patients who were treated with umbilical cord stem cells from an unrelated donor (38.9 percent [7/18]) experienced engraftment failure by Month 24 compared to patients who received bone marrow or umbilical cord cells from a matched sibling donor or bone marrow cells from an unrelated donor (zero percent in both groups).
◦Analyses done by conditioning regimen showed higher rates of acute (42.9 percent [6/14]) and chronic (54.5 percent [6/11]) GvHD in patients who received myeloablative conditioning with busulfan and cyclophosphamide compared to those who were myeloablated with busulfan and fludarabine (6.3 percent [1/16] and 13.3 percent [2/15], respectively).
◦Analyses showed higher rates of engraftment failure in patients who received myeloablative conditioning with busulfan and fludarabine. 28.6 percent (6/21) experienced engraftment failure by 24 months compared to zero percent in the busulfan and cyclophosphamide group.
◦ 23.5 percent (8/34) and 27.6 percent (8/29) of patients enrolled in the study experienced acute and chronic GvHD, respectively. The overall rates of 100-day and one-year transplant-related mortality were zero percent (0/38) and 12.1 percent (4/33), respectively. The overall rate of engraftment failure by Month 24 was 21.6 percent occurring in eight of 37 evaluable patients.
Our collaboration with Boston Children’s Hospital in SCD
We are collaborating with investigators at Boston Children’s Hospital, or BCH, to advance a product candidate that utilizes a lentiviral vector delivering a short hairpin RNA, or shRNA, embedded in a microRNA, or miRNA, which is commonly known as a shMIR, to suppress the genetic target BCL11a in order to upregulate fetal hemoglobin to treat patients with SCD.  We have an exclusive license to this program and the related intellectual property from BCH. In December 2019, BCH presented interim clinical data from the investigator-initiated phase I study at the ASH Annual Meeting. As of the presentation at the ASH Annual Meeting, eight patients had enrolled in the study, and five patients had received treatment with drug product, with follow-up periods ranging from 1 month to 18 months.
Our preclinical research opportunities in severe genetic diseases
We believe our current gene therapy platform will enable us to develop and test new vectors based on similar viral vector backbones that carry different gene sequences for other severe genetic diseases. In this way, we believe that we can advance products efficiently through preclinical into clinical development. We may consider research and development programs targeting other monogenic, genetic diseases that involve cells derived from HSCs for use in the ex vivo setting. These programs may involve severe genetic and rare diseases that could be developed and potentially commercialized on our own. For instance, we are collaborating with the University of Minnesota on a research program for a gene therapy to treat mucopolysaccharidosis type 1 (MPSI), an ultra-rare metabolic condition that causes severe neurologic impairment and organ damage, also referred to as Hurler Syndrome.
In addition, we believe our expertise in gene editing and cell transduction also provides an opportunity to develop new products for use in the in vivo setting. In this case, homing endonucleases and megaTALs that provide a highly specific and efficient way to modify DNA sequences to edit or insert genetic components could be delivered directly to the disease site (e.g., to the brain, liver or eye) or into the bloodstream of the patient and, in vivo deliver the genetic material to or modify those target cells. We believe in vivo gene editing opens up additional rare disease and large market indications where this approach is more appropriate for the disease and targeted cells. For instance, we have a research collaboration with Novo Nordisk A/S to jointly develop in vivo genome editing treatments for genetic diseases, including hemophilia. We also have a research collaboration with Forty Seven, Inc. to pursue clinical proof-of-concept for an antibody-based conditioning regimen in combination with our ex vivo lentiviral gene therapy platform.
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
Our CAR and TCR T cell technologies also bring genomic engineering tools to the immunotherapy field.  For instance, we are exploring applications of our CAR and TCR T cell technologies in combination with novel proteins based on synthetic biology. These technologies may potentially allow our future T cell-based product candidates to detect the tumor microenvironment or, in the case of future CAR T cell product candidates, to be regulated by small molecules. In addition, using our gene editing technology, we potentially have a number of additional options to manipulate the genome of the cancer patient’s T cells to further increase the specificity of the anti-tumor activity and to potentially make these cells even more potent.  Specificity and potency are essential to the development of T cell therapies that can effectively treat solid tumor cancers such as breast, lung and colon cancer.  Our cancer immunotherapy research group is staffed by scientists drawn from both industry and academic research centers that have pioneered the field of T cell therapy.  This team is focused on the next generation of T cell engineering to discover and develop T cell product candidates to treat a variety of hematologic and solid tumor malignancies. We have research programs in acute myeloid leukemia (in collaboration with Seattle Children’s Research Institute), Merkel cell carcinoma (in collaboration with Fred Hutchinson Cancer Research Center), diffuse large B-cell lymphoma, and MAGE-A4 positive solid tumors.
Our collaboration with BMS focuses on CAR T cell product candidates directed against BCMA, a protein expressed on the surface of multiple myeloma cells, plasma cells and some mature B cells. We are developing, in collaboration with BMS, ide-cel and bb21217 product candidates with the goal of filing for regulatory approval in multiple myeloma on a global basis.
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
The anti-BCMA CAR T cell product candidates: ide-cel and bb21217
Overview

In collaboration with BMS, we are developing ide-cel and bb21217, with the goal of filing for regulatory approval in multiple myeloma on a global basis.  Ide-cel and bb21217 both bind to BCMA, a cell surface protein expressed on cancer cells. Multiple myeloma is a hematologic malignancy that develops in the bone marrow in which normal antibody-producing plasma cells transform into myeloma. The growth of the cancer cells in the bone marrow blocks production of normal blood cells and antibodies, and also causes lesions that weaken the bone. BCMA is expressed on normal plasma cells, some mature B cells, and on malignant multiple myeloma cells, but is believed to be absent from other normal tissues.
Collaboration with BMS
Ide-cel and bb21217 arose from our multi-year collaboration with Celgene Corporation, or Celgene, which was acquired by BMS in November 2019. Since our collaboration arrangement with Celgene was announced in March 2013, we have worked collaboratively to discover, develop and commercialize CAR T cell product candidates in oncology. Our collaboration arrangement was amended in June 2015 to focus on CAR T cell product candidates targeting BCMA. In March 2018, we entered into an agreement with Celgene, now BMS, to co-develop and co-promote ide-cel in the United States, in which both parties will share equally in costs and profits on terms described more fully below under “Strategic collaborations—Our strategic alliance with BMS.” In September 2017, BMS exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, and we retain an option to co-develop and co-commercialize this product candidate.
The acquisition of Celgene by BMS may result in organizational and personnel changes, shifts in business focus or other developments that may have a material adverse effect on our collaboration. There is no guarantee that BMS will place the same emphasis on the collaboration or on the development and commercialization of ide-cel or bb21217.
Development of ide-cel and bb21217
In collaboration with BMS, we are developing ide-cel and bb21217, with the goal for filing for regulatory approval in multiple myeloma on a global basis. The FDA and EMA have granted Orphan Drug status to both ide-cel and bb21217 for the treatment of patients with relapsed and refractory multiple myeloma.  The FDA has granted Breakthrough Therapy designation and the EMA has granted PRIME eligibility to ide-cel for relapsed and refractory multiple myeloma. We and BMS anticipate a potential submission in the first half of 2020 for marketing approval of ide-cel for the treatment of relapsed and refractory multiple myeloma.
For the development of ide-cel, BMS is conducting, or is planning to conduct, the following clinical studies in multiple myeloma:
•CRB-401, an open label, single-arm, multicenter, phase 1 study of patients with relapsed and refractory multiple myeloma.
•KarMMa, an open label, single-arm, multicenter, phase 2 study of patients with relapsed and refractory multiple myeloma.
•KarMMa-2, an open-label, multi-cohort, multicenter phase 2 study of patients with relapsed and refractory multiple myeloma and in high-risk multiple myeloma.
•KarMMa-3, an open-label, randomized, multicenter, phase 3 study comparing the efficacy and safety of ide-cel versus standard triplet regimens in patients with relapsed and refractory multiple myeloma.
•KarMMa-4, an open label, single-arm, multicenter, phase 1 study intended to determine the optimal target dose and safety of ide-cel in patients with high-risk newly-diagnosed multiple myeloma.
For the development of the bb21217 product candidate, we are conducting the CRB-402 study, an open label, single-arm, multicenter, phase 1 study of patients with relapsed and refractory multiple myeloma. In September 2017, we announced that the first patient had been treated in this study.
Clinical results of ide-cel
•KarMMa Study – phase 2 efficacy and safety study of ide-cel for the treatment of patients with relapsed and refractory multiple myeloma
The KarMMa study is a pivotal open-label, single arm, multicenter, phase 2 study evaluating the safety and efficacy of ide-cel in adult patients with relapsed and refractory multiple myeloma, in North America and Europe. All enrolled patients had received at least three prior regimens, including an immunomodulatory (IMiD) agent, a proteasome inhibitor (PI) and an anti-CD38 antibody, and all were refractory to their last regimen, defined as progression during or within 60 days of their last therapy. Ninety-four percent of patients were refractory to an anti-CD38 antibody and 84% percent were triple refractory (refractory to an IMiD agent, PI and anti-CD38 antibody).
The primary endpoint of the study is overall response rate as assessed by an independent review committee (IRC) according to the International Myeloma Working Group (IMWG) criteria. Complete response rate is the key secondary endpoint. Other efficacy endpoints include time to response, duration of response, progression-free survival, overall survival and minimal residual disease evaluated by next-generation sequencing assay. The study enrolled 140 patients, of whom 128 patients were treated with ide-cel across the target dose levels of 150-450 x 106 CAR+ T cells after receiving lymphodepleting chemotherapy. In December 2019, we and BMS released the following top-line results from this study:
◦128 patients were treated with ide-cel across the target dose levels of 150x106, 300x106, and 450x106 CAR+ T cells. The median follow-up duration for all subjects was 11.3 months.
◦Results for the primary endpoint and key secondary endpoint, as well as median duration of response (DoR) and median progression-free survival (PFS) across the target dose levels and at each of the three target doses explored in the study were as follows:

CAR+ T cell dose level	150 x 10[6]	300 x 10[6]	450 x 10[6]	150-450 x 10[6]
N	4	70	54	128

Measures:
Overall response rate, n (%)	2 (50.0)	48 (68.6)	44 (81.5)	94 (73.4)
Complete response (CR)/ Stringent CR, n (%)	1 (25.0)	20 (28.6)	19 (35.2)	40 (31.3)
Median DoR, months	*	9.9	11.3	10.6
Median PFS, months	*	5.8	11.3	8.6
*Median DoR and median PFS are not reported for the 150 x 10[6] CAR+ T cells dose group due to the small number of evaluable patients
◦The safety results were consistent with those observed in the phase 1 CRB-401 study, which evaluated the preliminary safety and efficacy of ide-cel in patients with relapsed and refractory multiple myeloma. Instances of grade 3 or higher cytokine release syndrome (CRS) occurred in 5.5% (7/128) of patients, including one fatal CRS event. Investigator identified grade 3 or higher neurotoxicity events (iiNT) occurred in 3.1% (4/128) of patients and there were no Grade 4 iiNT events reported. Grade 3 or higher CRS and iiNT events were reported in <6% of subjects at each target dose. CRS of any grade occurred in 83.6% (107/128) of patients and iiNT of any grade occurred in 18% (23/128) of patients.
•The CRB-401 study – phase 1 study of ide-cel for the treatment of patients with relapsed and refractory multiple myeloma
The CRB-401 study is a single-dose, open-label, non-randomized, multi-site phase 1 dose escalation/ dose expansion clinical study in the United States to examine the safety and efficacy of ide-cel in up to 67 patients with relapsed and refractory multiple myeloma. In order to be eligible for CRB-401, patients must have received three prior regimens, including a proteasome inhibitor (PI; bortezomib or carfilzomib) and an immunomodulatory agent (IMiD; lenalidomide or pomalidomide), or be “double-refractory” to both a proteasome inhibitor and an immunomodulatory agent.  In the expansion cohort, patients must have received at least a PI, an IMiD and daratumumab, and be refractory to their last line of therapy. Patients receive one cycle of lymphodepletion with cyclophosphamide and fludarabine prior to infusion of the bb2121 drug product. In September 2017, we announced that the expansion cohort of the study had been initiated with first patient treated, and the final patient enrolled in this study was treated in February 2018.
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

In June 2018, updated clinical data from the CRB-401 study were presented at the American Society of Clinical Oncology Annual Meeting, or ASCO. All data presented at ASCO and summarized below are as of the data cut-off date of March 29, 2018:
◦43 patients had been enrolled and treated in either the dose-escalation cohort of the study, at four dose levels (50 x 106, 150 x 106, 450 x 106 and 800 x 106 CAR T cells), or in the dose expansion cohort in a dose range between 150 and 450 x 106 CAR T cells. Patients in the study were heavily pre-treated, with a median of seven prior myeloma treatment regimens (with a range of 3 to 14) in the dose escalation cohort (n=21), and with a median of eight prior regimens (with a range of 3 to 23) in the dose expansion cohort (n=22). Approximately 90% of the patients had received prior treatment with two IMiD therapies, two proteasome inhibitors, daratumumab and an autologous stem cell transplant.
◦Response outcomes in patients evaluable for efficacy, with at least 2 months of response data or progressive disease/ death within 2 months were as follows:

CAR T cell dose level	50 x 10[6]	150 x 10[6]	> 150 x 10[6]
N	3	14	22
Median follow up (min, max)	84 days (59, 94)	87 days (36, 638)	194 days (46, 556)

Measures:
Overall response rate (ORR)	33.3%	57.1%	95.5%
Complete response (CR)	0%	42.9%	50%
Very good partial response (VGPR)	0%	7.1%	36.4%
Median duration of response (mDOR)	1.9 months	Not estimable	10.8 months
◦Responses were dose-related and observed for both low and high BCMA expression levels. In patients treated with 450 x 106 CAR T cells whose myeloma cells expressed low levels of BCMA (0 to 50% of cells BCMA positive), 8 of 8 had a response. In those expressing high BCMA (≥50% BCMA positive), 10 of 11 had a response.
◦The median progression-free survival (PFS) estimate for patients in the dose-escalation phase treated at active doses (≥150 x 106 CAR T cells) was 11.8 months (95% CI 8.8, NE), while patients receiving 50 x 106 CAR T cells had a median PFS of 2.7 months (95% CI 1.0, 2.9).
◦In the dose-escalation and expansion phase of the study, all patients who responded and were evaluable for minimal residual disease (MRD as measured by adaptive next-generation sequencing assay) (n=16) were MRD negative at one or more time points. Additionally, two patients who did not have a response and were evaluated for MRD were MRD positive at month one. The median PFS estimate in MRD negative responders (n=16) was 17.7 months (95% CI: 5.8, NE).
◦Among all infused patients (n=43), 63% had cytokine release syndrome (CRS), mostly Grade 1 & 2, with 2 patients experiencing Grade 3 CRS (5%). Nine patients (21%) received tocilizumab, including 4 patients (9%) who also received steroids and the median duration of CRS was 6 days (1, 32). For patients receiving 150 x 106 CAR T cells (n=18), the rate of CRS was 39% with no grade 3 cases. For patients receiving ≥150 x 106 CAR T cells (n=22), the rate of CRS was 82% with 9.1% of patients experiencing grade 3 events. Also among all infused patients, there were 14 patients (33%) who experienced neurotoxicity, with one patient experiencing a grade 3 or higher event. Other frequent Grade 3/4 AEs included cytopenias commonly associated with lymphodepleting chemotherapy such as neutropenia (79%), thrombocytopenia (51%) and anemia (44%), as well as infection (any grade) with a frequency of 61% overall and 23% in the first month. Grade 3 or higher infection occurred with a frequency of 21% overall and 5% in the first month.
Clinical results of the bb21217 product candidate
•The CRB-402 study – phase 1 clinical study of bb21217 for the treatment of patients with relapsed and refractory multiple myeloma
Our CRB-402 study is a single-dose, open-label, non-randomized, multi-site phase 1 dose escalation/ dose expansion clinical study in the United States to examine the safety and efficacy of our bb21217 product candidate in up to 74 patients with relapsed and refractory multiple myeloma. In order to be eligible for CRB-402, patients must have received three prior regimens, including a proteasome inhibitor (PI: bortezomib or carfilzomib) and immunomodulatory agent (IMiD: lenalidomide or pomalidomide), or be “double-refractory” to both a proteasome inhibitor and an immunomodulatory agent.  In the expansion cohort, patients must have received at least a PI, and IMiD and daratumumab, and be refractory to their last line of therapy. Patients receive one cycle of lymphodepletion with cyclophosphamide and fludarabine prior to infusion of the bb21217 drug product. In September 2017, we announced the treatment of the first patient with relapsed and refractory multiple myeloma in this study.
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
In December 2019, we and BMS presented clinical data from the CRB-402 study at the ASH Annual Meeting. All data presented at the ASH Annual Meeting and summarized below are as of the data cut-off date of September 4, 2019:
◦38 patients received treatment as of the data cut-off. Patients had a median of six prior lines of therapy (with a range of 3 to 17 lines) and 82 percent of patients received at least one prior autologous stem cell transplant. High-risk cytogenetics were reported in 34 percent of patients and 95 percent of patients received prior treatment with an anti-CD38 antibody.
◦24 of the 38 patients received bb21217 in the dose escalation cohort at three dose levels; 12 at 150 x 106 CAR+ T cells, 6 at 300 x 106 CAR+ T cells, and 6 at 450 x 106 CAR+ T cells. 14 additional patients received bb21217 in the dose expansion cohort at two dose levels; 8 at 300 x 106 CAR+ T cells and 6 at 450 x 106 CAR+ T cells.
◦All patients treated in CRB-402 (n=38) had previously received at least three prior lines of therapy, including an immunomodulatory agent and proteasome inhibitor. The enrollment criteria for the dose expansion cohort required all enrolled patients (n=14) to be refractory to their last prior line of therapy and have previously received an anti-CD38 antibody.
◦33 of the 38 patients were evaluable for clinical response as defined per the International Myeloma Working Group Uniform Response Criteria for multiple myeloma
◦12 evaluable patients (defined as treated patients with ≥ two months of response data or progressive disease/death/lost to follow-up within <=2 months) in the 150 x 106 CAR+ T cells cohort, had a median follow-up of 17.6 months (ranging from 12 to 23 months). Ten of 12 (83%) demonstrated clinical response, including four with a stringent complete response (sCR) or complete response (CR), and six with a very good partial response (VGPR). Among the ten confirmed responders, the median duration of response was 11.1 months (95% Confidence Interval (CI); 3.3 – not estimable).
◦Follow-up within the two higher dose cohorts (300 x 106 and 450 x 106 CAR+ T cells) remains early and none of the confirmed responders have experienced disease progression. In the 300 x 106 CAR+ T cells cohort, 14 patients were evaluable for response and 6 of the 14 (43%) evaluable patients demonstrated clinical response, including four with a VGPR and two with a partial response (PR), with a median follow-up of four months (ranging from 2 to 10 months). In the 450 x 106 CAR+ T cells cohort, seven patients were evaluable for response and four of the seven (57%) evaluable patients demonstrated clinical response, including one with a sCR, two with a VGPR and one with a PR, with a median follow-up of 3.3 months (ranging from <1 to 6 months).
◦Evidence of myeloma in the bone marrow, known as minimal residual disease (MRD), was undetectable by next-generation sequencing at a sensitivity level of 10-5 in 94% (n=16/17) of all confirmed responders who had evaluable bone marrow samples (patients with > PR and > 1 valid post-baseline MRD assessment).
◦CAR T cell persistence was observed in eight of ten patients with ongoing response and evaluable at six months, and two out of two patients with ongoing response and evaluable at 18 months.
◦The adverse events observed with bb21217 were consistent with known toxicities of CAR T therapies, regardless of dose level.
▪Of the 38 treated patients, the most common Grade 3/4 toxicities include neutropenia (82%), leukopenia (55%), thrombocytopenia (55%), anemia (50%), lymphopenia (34%), hypophosphatemia (21%), hyponatremia (13%) and febrile neutropenia (11%). Grade 3/4 infections were reported in seven patients (18%).

▪Twenty-five of 38 patients (66%) developed bb21217-related cytokine release syndrome (CRS); 12 Grade 1, 11 Grade 2, one Grade 3 and one Grade 5 (death). The fatal CRS event occurred at the 450 x 106 CAR+ T cells dose level, after 15 days of follow-up. Nine of 38 (24%) patients developed neurotoxicity; three Grade 1, three Grade 2, two Grade 3 (one with vertigo/dizziness and one with encephalopathy) and one Grade 4 (encephalopathy, previously reported). For the one patient previously reported with Grade 4 neurotoxicity, Grade 3 CRS was also reported, and both have resolved
Our other programs in cancer
We are pursuing multiple programs that leverage the unique properties of lentiviral vectors to target T cells as a therapy for various cancers. This represents a direct application of our expertise in gene therapy and our capabilities, know-how and patents associated with lentiviral gene therapy and gene editing for ex vivo applications. We have programs at various stages of research and preclinical development through our collaborations with Regeneron, Medigene AG, Gritstone Oncology, Inc., and TC Biopharm Limited against a variety of targets relevant to both hematologic and solid tumors. We also have academic collaborations at various stages or research and preclinical development at the Seattle Children's Research Institute, University of North Carolina, and the Fred Hutchinson Cancer Research Center. We are also independently researching and developing other CAR T cell product candidates against a variety of cancer targets.
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
All of the gene-editing technologies currently being explored by the pharmaceutical industry, including zinc finger nucleases, CRISPR/Cas9, and TALENs, share common features of a DNA binding domain and a DNA cleavage domain.  They all differ in specificity, size, ease of delivery and as naturally occurring versus engineered nucleases.  Homing endonucleases and megaTALs are based on a naturally occurring class of DNA cleaving enzymes that function as monomeric proteins able to bind DNA in a sequence-specific manner and cleave their target site. We believe there are multiple advantages of homing endonucleases and megaTALs compared to other gene editing technologies, most notably: they are highly specific and efficient in cutting DNA and their compact size simplifies delivery to therapeutically relevant cell types.  We are using our gene editing platform, along with collaborations with multiple academic institutions, to potentially discover and develop next-generation gene therapy and oncology product candidates.
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
We believe that our lentiviral platform has broad applicability, since the majority of the viral production system can remain the same, while we change only the therapeutic gene “cassette” depending on the disease. In other words, the vector “backbone” stays the same, while only the therapeutic gene and related sequences are changed. If we were to undertake drug development in an additional indication, we believe we could rapidly move forward using this lentiviral vector backbone and associated assays, simply by switching the therapeutic gene insert and associated control elements.

Additionally, we have developed a proprietary cell-based vector manufacturing process that is both reproducible and scalable. Although we intend to continue manufacturing our Lenti-D vectors in TTCFs, we are adapting our LentiGlobin, ide-cel and bb21217 vector production technology to scalable production systems with the potential to produce sufficient quantities to treat an increased number of patients per manufacturing cycle, and we have demonstrated successful production of our LentiGlobin, ide-cel and bb21217 vectors at the scale we believe will support potential commercial demand. We intend to use a mix of internal and third-party manufacturing capabilities to accommodate future demand for our drug candidates, if approved, in their current indications as well as those beyond our initial focus.
Our HSC transduction process in severe genetic disease
In the treatment of severe genetic disease, the ultimate product of our manufacturing processes is the patient’s own gene-modified cells, which we refer to as our drug product. The process for producing drug product for our HSC-based product candidates is as follows:
1.Selection: We extract HSCs from peripheral blood mononuclear cells obtained from the patient’s blood by apheresis following mobilization (or previously in SCD, by bone marrow harvest). The process is carried out using existing hospital infrastructure and based on standard protocols currently for stem cell transplant procedures, with enhanced controls for extracting the cells to be used for making our drug product.
2.Pre-stimulation: The isolated HSCs are treated with a mixture of growth factors that help enable an efficient transduction process.
3.Transduction: The isolated, purified and pre-treated HSCs are exposed to our lentiviral vectors containing the appropriate functional gene and additional proprietary elements for a period of time to facilitate transduction and insertion of the therapeutic DNA into the genome of the target cells.
4.Final harvest: Once transduction is complete, the harvested cells containing gene-modified HSCs are washed and re-suspended into cell culture media to remove any residual impurities. A portion of the harvested cells is removed for quality control release testing, which includes ensuring that transduction was successful and the functional gene delivered by the vector is adequately expressed by the target cells.
5.Formulation and freeze: The remaining cells are appropriately formulated and cryopreserved.
The final step is to return the gene-modified HSCs to the patient via a stem cell transplant.
Our T cell transduction process in cancer
In cancer, the ultimate product of our manufacturing processes is the patient’s own gene-modified T cells, which we refer to as our drug product. The process for producing drug product for our T cell-based product candidates is as follows:
1.Leukapheresis: We collect white blood cells from the patient’s blood through a process called leukapheresis. The process is carried out using existing hospital infrastructure and standard protocols currently in place for blood donation procedures, with enhanced controls for extracting the cells to be used for making our drug product.
2.Activation: The white blood cell mixture, which includes T cells, is treated with proprietary processes to enable an efficient transduction process.
3.Transduction: The isolated, purified and pre-treated T cells are exposed to our lentiviral vectors containing the appropriate functional gene for a period of time to facilitate transduction and insertion of the therapeutic DNA into the genome of the target cells.
4.Expansion: The transduced T cells are then expanded to increase the number of gene-modified T cells.
5.Final harvest: The gene-modified T cells are washed and re-suspended into cell culture media to remove any residual impurities. A portion of the harvested cells is removed for quality control release testing, which includes ensuring that transduction was successful and the functional gene delivered by the vector is adequately expressed by the target cells.
6.Formulation and freeze: The remaining cells are appropriately formulated and cryopreserved.
The final step is to return the gene-modified T cells to the patient.

Manufacturing Arrangements
In November 2017, we purchased a partially completed manufacturing facility located in Durham, North Carolina for $11.5 million. We acquired this 125,000 square foot facility to provide manufacturing capacity for our lentiviral vectors in support of our current and planned gene and cell therapy product candidates. In March of 2019, we announced the official opening of this facility, of which a portion has been placed into service and the remainder is in the process of construction. We currently expect that it will begin to produce lentiviral vector in 2021. We have also entered into multi-year agreements with external manufacturing partners in the United States and Europe (Brammer Bio (now a part of Thermo Fisher Scientific, Inc.), Novasep and SAFC Carlsbad, Inc., or SAFC, a subsidiary of MilliporeSigma), which are partnering with us on production of lentiviral vector across all of our programs. In addition, we have entered into multi-year agreements with Lonza Houston, Inc. and apceth Biopharma, or apceth, to produce drug product for Lenti-D, LentiGlobin and bb21217. Currently, SAFC is the sole manufacturer of the lentiviral vector and apceth is the sole manufacturer of the drug product to support commercialization of ZYNTEGLO in Europe for the treatment of TDT. In our manufacturing agreement with SAFC, we are required to provide rolling forecasts for products on a quarterly basis, a portion of which will be considered a binding, firm order, subject to a purchase commitment. In our manufacturing agreement with apceth, we reserve production capacity for the manufacture of our drug product. In April 2019, apceth was acquired by Hitachi Chemical Co. Ltd. In December 2019, Hitachi Chemical Co. Ltd. announced that it has reached agreement to be acquired by Showa Denko. BMS manufactures drug product for ide-cel. We believe our team of technical personnel has extensive manufacturing, analytical and quality experience as well as strong project management discipline to effectively oversee these contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions and potential commercial launch. We are engaging apheresis centers that will be the centers for collection of HSCs from the patient and for infusion of drug product to the patient. For the treatment of patients with our drug product in the commercial setting, we are partnering with participating apheresis centers, which we refer to as qualified treatment centers. With the launch of ZYNTEGLO in Europe for the treatment of TDT, we are executing agreements with qualified treatment centers in place in Germany, and expect to engage qualified treatment centers in additional markets in 2020.
Commercial Operations
We are commercializing ZYNTEGLO in the European Union, following our receipt of conditional marketing approval by the European Commission in June 2019. We expect to begin generating product revenue in the first half of 2020. As we transition into a commercial-stage company, we have established commercial operations in Europe, and have begun to build commercial operations in the United States, with a goal of delivering our gene therapies, once approved, to patients through qualified treatment centers. In the course of preparing for treating our first commercial patients in 2020, we have continued a staged build of commercial capabilities by adding employees with broad experience in quality assurance and compliance, medical education, marketing, supply chain, sales, public policy, patient services, market access and product reimbursement. We expect to continue expansion of these capabilities throughout 2020 and beyond as we continue to implement appropriate quality systems, compliance policies, systems and procedures, as well as internal systems and infrastructure in order to support our complex supply chain, qualify and train treatment centers, establish patient-focused programs, educate healthcare professionals, and secure reimbursement. In addition, we expect to extend these capabilities as we complete our submissions to regulatory authorities for marketing approval in additional geographies and for additional potential future products. The timing and conduct of these commercial activities will be dependent upon regulatory approvals and on agreements we have made or may make in the future with strategic collaborators. As part of the commercialization process, we are engaged in discussions with stakeholders across the healthcare system, including public and private payers, patient advocates and organizations, professional societies, and healthcare providers, to explore new payment models that we hope will enable access to more patients. Ultimately, we intend to utilize the commercial infrastructure that we build to support the potential for multiple product launches sequentially across multiple geographies. For many territories and countries, we may also elect to utilize strategic partners, distributors, or contract field-based teams to assist in the commercialization of our product and potential future products.
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

Our strategic collaborations include relationships with:
•BMS, in the development of ide-cel and bb21217 product candidates in multiple myeloma;
•Regeneron, in the discovery, development, and commercialization of novel cell therapies for cancer;
•Medigene AG, to discover TCR product candidates in the field of cancer;
•Gritstone Oncology, Inc., to validate targets and discover TCR product candidates in the field of cancer;
•Novo Nordisk A/S, to jointly develop next-generation in vivo genome editing treatments for genetic diseases, including hemophilia;
•Forty Seven, Inc., to pursue clinical proof-of-concept for an antibody-based conditioning regimen in combination with our ex vivo lentiviral gene therapy platform; and
•TC BioPharm Limited, in the research and development of gamma delta CAR T cells directed at hematologic and solid tumor targets.
Our collaboration with BMS
In March 2013, we began a strategic collaboration with Celgene, now BMS, to discover, develop and commercialize chimeric antigen receptor-modified T cells, or CAR T cells, as potentially disease-altering gene therapies in oncology, which was amended and restated in June 2015, and amended again in February 2016 and in September 2017. The multi-year research and development collaboration focused on applying our expertise in gene therapy technology to CAR T cell-based therapies, to target and destroy cancer cells. The research collaboration term ended in June 2018, with ide-cel and bb21217 product candidates arising from the collaboration.
In February 2016, BMS exercised its option with respect to the ide-cel product candidate, and we exclusively licensed to BMS the worldwide rights to develop and commercialize the ide-cel product candidate, while retaining an option to co-develop and co-promote the ide-cel product candidate in the United States. In connection with its exercise of its option to obtain an exclusive license, BMS paid to us an option fee in the amount of $10.0 million. In March 2018, we exercised our option to co-develop and co-promote the ide-cel product candidate in the United States. Under the terms of the co-development and co-promotion agreement that we have with BMS for the development and commercialization of ide-cel, we share equally in all costs relating to developing, commercializing and manufacturing the product candidate within the United States and we would share equally in the United States profits. In 2019, BMS paid us a $10.0 million clinical milestone payment. We are also entitled to receive up to an additional $54.0 million in regulatory milestone payments and up to $36.0 million in commercial milestone payments for sales outside of the United States. In addition, to the extent that ide-cel is commercialized, we are entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the United States. The royalties payable to us are subject to certain reductions, including any royalty payments required to be made by BMS to acquire patent rights, with an aggregate minimum floor.
Effective as of September 2017, BMS has exercised its option with respect to the bb21217 product candidate, and we have exclusively licensed to BMS the worldwide rights to develop and commercialize the bb21217 product candidate, while retaining an option to co-develop and co-promote the bb21217 product candidate in the United States on terms substantially similar to the co-development and co-promotion arrangement for the ide-cel product candidate. In connection with its exercise of its option to obtain an exclusive license, BMS paid to us an option fee in the amount of $15.0 million. Under the terms of the license agreement with BMS for the exclusive rights to the development and commercialization of bb21217, we are and will be responsible for conducting and funding all research and development activities performed up through completion of the CRB-402 study. In 2019, the protocol was amended to enroll additional patients and BMS has agreed to reimburse us a specified amount for the additional patients. In addition, if we do not exercise our option to co-develop and co-promote the bb21217 product candidate in the United States, we will also be eligible to receive up to $10.0 million in clinical milestone payments, up to $117.0 million in regulatory milestone payments and up to $78.0 million in commercial milestone payments, as well as a percentage of net sales as a royalty in a range from the mid-single digits to low-teens. The royalties payable to us are subject to certain reductions, including for any royalty payments required to be made by BMS to acquire patent rights, with an aggregate minimum floor. BMS will assume certain development obligations and must report on their progress in achieving these milestones on a quarterly basis.
Our collaboration with BMS is governed by a joint governance committee, or JGC, formed by representatives from us and BMS. The JGC, among other activities, reviews and approves development and commercialization plans and budgets for activities in the United States. The parties share responsibility for the manufacture and supply of the ide-cel product candidate and, if we exercise our option to co-develop and co-promote, of the bb21217 product candidate. Prior to the exercise of our option to co-develop and co-promote the bb21217 product candidate, BMS is solely responsible for all costs and expenses of manufacturing and supplying the bb21217 product candidate beyond the requirements for conducting the CRB-402 study. Subject to customary “back-up” supply rights granted to BMS, we have the sole right to manufacture or have manufactured supplies of vectors and associated payloads manufactured for incorporation into the optioned product candidates. BMS will reimburse us for our costs to manufacture and supply such vectors and associated payloads, plus a mark-up.
We received an initial up-front payment of $75.0 million from BMS in connection with the collaboration, plus an additional $25.0 million in connection with the amendment in June 2015. Either party may terminate the agreements upon written notice to the other party in the event of the other party’s uncured material breach. BMS may terminate the agreement for any reason upon prior written notice to us. If the agreements are terminated, rights to product candidates in development at the time of such termination will be allocated to the parties through a mechanism included in the agreements. In addition, if BMS has the right to terminate any co-development and co-promotion agreement or license agreement for our breach, BMS may elect to continue such agreement however, any amounts payable by BMS to us under such agreement will be reduced.
The acquisition of Celgene by BMS may result in organizational and personnel changes, shifts in business focus or other developments that may have a material adverse effect on our collaboration. There is no guarantee that BMS will place the same emphasis on the collaboration or on the development and commercialization of ide-cel or the bb21217 product candidate.
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
We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain genes, transgenes, methods of transferring genetic material into cells, genetically modified cells, processes to manufacture our lentivirus-based product candidates and other proprietary technologies and processes related to our lead product development candidates. As of January 31, 2020, our patent portfolio includes the following:
•approximately 232 patents or patent applications that we own or have exclusively in-licensed from third parties related to lentiviral vectors and vector systems;
•approximately 40 patents or patent applications that we have non-exclusively in-licensed from third parties related to lentiviral vectors and vector systems;
•approximately 81 patents or patent applications that we own or have exclusively in-licensed from third parties, including eight that are co-owned with MIT, related to vector manufacturing or production;
•approximately 120 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from third parties related to therapeutic cellular product candidates;
•approximately 440 patents or patent applications that we own or have exclusively in-licensed or optioned from third parties related to oncology product candidates, including CAR T cell vector systems and manufacturing, T cell manufacturing, and therapeutic T cells;

•approximately 217 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from third parties related to gene editing compositions and methods; and
•approximately 44 patent applications that we have non-exclusively in-licensed from third parties related to gene editing compositions and methods.
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
•Pasteur Institute. The Pasteur patent portfolio contains patent applications directed to FLAP/cPPT elements and lentiviral vectors utilized to produce our LentiGlobin product candidate for β-thalassemia and SCD. As of January 31, 2019, we had an exclusive license to four issued U.S. patents. Corresponding foreign patents include issued patents in Australia, Canada, China, Europe, Hong Kong, Israel, and Japan. We expect the issued composition of matter patents to expire from 2020-2023 in the United States, and in 2020 in the rest of the world (excluding possible patent term extensions).
•RDF. The in-licensed patent portfolio from Research Development Foundation, or RDF, in part, contains patents and patent applications directed to aspects of our lentiviral vectors utilized to produce our LentiGlobin product candidate for β-thalassemia and SCD. As of January 31, 2020, we had an exclusive license (from RDF) to eight issued U.S. patents related to our lentiviral vector platform.  Corresponding foreign patents and patent applications related to our lentiviral vector platform include pending applications or issued patents in Canada, Europe, and Israel.  We expect the issued composition of matter patents to expire from 2021-2027 in the United States, and in 2022 in the rest of the world (excluding possible patent term extensions).  Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2021-2022 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio other than composition of matter patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2021-2022 (worldwide, excluding possible patent term extensions).
•MIT/bluebird bio.  This co-owned patent portfolio contains patents and patent applications directed to certain specific compositions of matter for lentiviral β-globin expression vectors.  As of January 31, 2020, we co-owned three issued U.S. patents and one pending U.S. patent application, as well as corresponding foreign patents issued in Europe and Hong Kong.  We expect the issued composition of matter patents to expire in 2023 (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2023 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2023 (worldwide, excluding possible patent term extensions).  We note that we have an exclusive license to MIT’s interest in this co-owned intellectual property.
•Children’s Medical Center Corporation (CMCC)/bluebird bio.  This co-owned patent portfolio contains patent applications directed to certain specific compositions of matter for treating β-thalassemia/SCD.  As of January 31, 2020, we co-owned one pending U.S. patent application, as well as nine corresponding foreign patent applications. We expect any composition of matter or methods patents, if issued from the pending patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2038 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2038 (worldwide, excluding possible patent term extensions). We note that we have an option to exclusively license CMCC’s interest in this co-owned intellectual property.
Our β-thalassemia/SCD research program also includes the additional patent portfolio described below.
•β-thalassemia/SCD Product Candidate Licenses. We have in-licensed patents and patent applications that are directed to certain specific compositions of matter and methods for treating β-thalassemia/SCD.  As of January 31, 2020, we had an exclusive license to one issued U.S. patent and one pending U.S. patent application and as well as 17 corresponding foreign patents and 22 pending corresponding foreign applications. We expect the issued composition of matter patents to expire in 2035 in the United States and in the rest of the world (excluding possible patent term extensions). Further, we expect any composition of matter or method patents, if issued from the pending patent applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2035 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2035 (worldwide, excluding possible patent term extensions).   In addition, as of January 31, 2020, we had a non-exclusive license to four issued U.S. patents, one pending U.S. patent application, and six pending corresponding foreign patent applications and 29 issued foreign patents. We expect the issued composition of matter and method patents to expire in 2029 in the United States and in the rest of the world (excluding possible patent term extensions). We expect any composition of matter or method patents, if issued from the pending patent applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2029 (worldwide, excluding possible patent term extensions.
Cerebral Adrenoleukodystrophy (CALD)
The CALD program includes the following patent portfolios described below.
•Pasteur Institute.  The in-licensed Pasteur patent portfolio contains the patents and patent applications described above directed towards aspects of our lentiviral vectors utilized to produce our Lenti-D product candidate for CALD.
•RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above directed towards aspects of our lentiviral vectors utilized to produce our Lenti-D product candidate for CALD.
•bluebird bio. The bluebird bio patent portfolio contains patents and patent applications directed to compositions of matter for CALD gene therapy vectors and compositions and methods of using the vectors and compositions in cell-based gene therapy of adrenoleukodystrophy or adrenomyeloneuropathy.  As of January 31, 2020, we owned three U.S. patents and 26 issued foreign patents.  We expect the issued composition of matter patents for CALD gene therapy vectors to expire in 2032 (excluding possible patent term extensions). Further, we expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions).  We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions).
Multiple Myeloma
The multiple myeloma program includes the following patent portfolios described below.
•Pasteur Institute.  The in-licensed Pasteur patent portfolio contains patents and patent applications described above that are directed towards aspects of our lentiviral vectors utilized to produce our product candidates for multiple myeloma.
•RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above directed towards aspects of our lentiviral vectors utilized to produce our product candidates for multiple myeloma. In addition, the RDF portfolio contains additional patent applications directed to aspects of our oncology program.  As of January 31, 2020, we had an exclusive license (from RDF) to five issued patents and two pending U.S. patent applications related to our oncology platform.  We expect the issued patents to expire from 2021-2022 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2021-2022 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2021-2022 (worldwide, excluding possible patent term extensions).
•Biogen. The in-licensed patent portfolio from Biogen Inc., formerly Biogen Idec MA Inc. and referred to herein as Biogen, contains patents and patent applications directed towards aspects of T cell-based products that target BCMA. As of January 31, 2020, we had a co-exclusive license to ten issued U.S. patents and one pending U.S. patent application and five pending corresponding foreign applications and 114 issued corresponding foreign patents related to bb2121.  We expect the issued patents to expire from 2020-2030 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from

2020-2032 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2020-2030 (worldwide, excluding possible patent term extensions).
•NIH. The in-licensed patent portfolio from NIH contains patents and patent applications directed towards aspects of T cell-based products that target BCMA. As of January 31, 2020, we had an exclusive license to one issued U.S. Patent, 12 pending U.S. patent applications and 20 corresponding foreign patent applications and 15 issued corresponding foreign patents related to bb2121.  We expect the issued composition of matter patents to expire from 2033-2034 (excluding possible patent term extensions).  We expect any other composition of matter and methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).
•bluebird bio. The bluebird bio patent portfolio contains patents and patent applications directed to certain specific compositions of matter for generating CAR T cells. As of January 31, 2020, we owned two issued U.S. patents, ten pending U.S. patent applications, 114 corresponding foreign patent applications, 53 foreign patents and two pending U.S. provisional applications.  We expect the issued composition of matter and methods patents to expire in 2035 (excluding possible patent term extensions).  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2035-2040 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2035-2040 (worldwide, excluding possible patent term extensions).
Lentiviral platform (e.g., vectors, manufacturing, and cell therapy products)
The lentiviral platform, which is potentially applicable to the β-thalassemia, SCD, CALD, oncology and other potential programs, includes the following patent portfolios described below.
•Pasteur Institute. The Pasteur patent portfolio contains the patents and patent applications described above.
•RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above.
•SIRION. The in-licensed patent portfolio from SIRION Biotech GmbH, or SIRION, contains patents and patent applications directed to methods of manufacturing ex vivo gene therapy products with a lentiviral vector. As of January 31, 2020, we had an exclusive license to one issued U.S. Patent, one pending U.S. patent application and three corresponding foreign patent applications and one issued corresponding foreign patent.  We expect the issued method patents to expire in 2033 (excluding possible patent term extensions).  We expect any other composition of matter and methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).
•bluebird bio.  Another component of the bluebird bio patent portfolio includes the vector manufacturing platform and is potentially applicable to the CALD, β-thalassemia, SCD, oncology, and other programs.  This portion of the portfolio contains patents and patent applications directed to improved methods for transfection and transduction of therapeutic cells. As of January 31, 2020, we owned two issued U.S. patents, three pending U.S. patent applications and 41 corresponding foreign patent applications and 51 issued corresponding foreign patents.  We expect the issued method patents to expire in 2032 (excluding possible patent term extensions).  We expect composition of matter and method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2032-2037 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2032-2037 (worldwide, excluding possible patent term extensions).
Oncology platform (e.g., vectors, manufacturing, and T cell-based products)
Our T cell-based oncology platform and oncology research program, which is applicable to our multiple myeloma program and other potential programs in cancer, includes the following patent portfolios described below.
•Pasteur Institute. The Pasteur patent portfolio contains the patents and patent applications described above.

•RDF. The in-licensed RDF patent portfolio described above contains patents and patent applications that are also applicable to our oncology platform.  In addition, the RDF portfolio contains additional patent applications directed to aspects of our oncology program.  As of January 31, 2020, we had an exclusive license (from RDF) to five issued patents and two pending U.S. patent applications related to our oncology platform.  We expect the issued patents to expire from 2021-2022 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2021-2022 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2021-2022 (worldwide, excluding possible patent term extensions).
•bluebird bio. One aspect of the bluebird bio patent portfolio contains patent applications directed to certain specific compositions of matter for generating CAR T cells directed against various cancers and improved CAR T cell compositions.  As of January 31, 2020, we owned three issued U.S. patents, six pending U.S. patent applications and 45 corresponding foreign patent applications and 2 foreign patents; four families of pending U.S. provisional applications; and 11 pending PCT applications.  We expect the issued composition of matter patent to expire in 2034 (excluding possible patent term extensions).  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2034-2040 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2034-2040 (worldwide, excluding possible patent term extensions).
•T Cell Manufacturing Methods License.  We have in-licensed patents and patent applications that are directed to certain specific methods for generating CAR T cells.  As of January 31, 2020, we had a nonexclusive license to two issued U.S. patents, one pending U.S. patent application, and 30 corresponding issued foreign patents.  We expect the issued method patents to expire in 2026 (excluding possible patent term extensions).  Further, we expect methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2026 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2026 (worldwide, excluding possible patent term extensions).
•T Cell Immunotherapy Product Candidate Licenses. We have in-licensed patents and patent applications that are directed to certain specific compositions of matter for generating CAR T cells directed against various cancers and related methods of treatment.  As of January 31, 2020, we have an exclusive license to one issued U.S. patent and ten corresponding foreign patents and co-own a pending US application and seven corresponding foreign patent applications to a particular target antigen. We expect the issued composition of matter patent to expire in 2025 (excluding possible patent term extensions). We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2036 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2036 (worldwide, excluding possible patent term extensions).   In addition, as of January 31, 2020, we have an exclusive license to three families of U.S. provisional applications directed to compositions and methods for treating cancers that express particular target antigens. We expect the issued method of use patents to expire in 2029 (excluding possible patent term extensions). We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2029 (worldwide, excluding possible patent term extensions). Also as of January 31, 2020, we co-own a foreign patent application directed to compositions and methods for treating cancers that express a particular antigen. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional applications or foreign applications, if applicable, and if the appropriate, renewal, annuity or other governmental fees are paid, to expire in 2040 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2040 (worldwide, excluding possible patent term extensions). Also as of January 31, 2020, we co-own three families of U.S. provisional patent applications directed to compositions and methods for treating cancers that express a particular antigen. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2040

(worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2040 (worldwide, excluding possible patent term extensions). Also as of January 31, 2020, we have an option to exclusively license two patent families that are directed to compositions and methods for treating cancers that express a particular antigen. We expect any composition of matter or methods patents, if issued from corresponding nonprovisional applications or foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2037-2039 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2037-2039 (worldwide, excluding possible patent term extensions).
Gene editing platform (e.g., homing endonucleases, chimeric endonucleases, megaTALs, genetically modified cells)
The gene editing platform includes the following patent portfolios described below.
•Pasteur Institute. The Pasteur patent portfolio described above may contain patents and patent applications that are potentially applicable to our gene editing platform.
•RDF. The in-licensed RDF patent portfolio described above may contain patents and patent applications that are potentially applicable to our gene editing platform.
•Gene Editing License. We in-licensed patent portfolios that contain patents and patent applications directed to aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our β-thalassemia, SCD, oncology and other programs.  As of January 31, 2020, we had an exclusive/co-exclusive license to six issued U.S. patents and one pending U.S. patent application and 33 corresponding foreign patents and three corresponding patent applications related to our gene editing platform. We expect the issued composition of matter patents to expire in 2030 (excluding possible patent term extensions). Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2030 (worldwide, excluding possible patent term extensions). In addition, as of January 31, 2020, we had an exclusive license to two issued U.S. patents and six corresponding foreign patents related to our gene editing platform. We expect the issued composition of matter patent to expire from 2027-2031 in the United States (excluding possible patent term extensions) and in 2027 in the rest of the world.
•Academic Gene Editing Licenses. We in-licensed patent portfolios from multiple academic medical centers, each portfolio containing patents and patent applications directed to aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our β-thalassemia, SCD, oncology and other programs. As of January 31, 2020, we had an exclusive license to one issued U.S. patent and six pending U.S. patent applications and 14 corresponding foreign patents and three corresponding patent applications related to our gene editing platform. We expect the issued patent to expire in 2027 (excluding possible patent term extensions) in the U.S. and from 2027-3032 in the rest of the world. We expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2027-2032 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2027-2032 (worldwide, excluding possible patent term extensions). As of January 31, 2020, we also had a non-exclusive license to one issued U.S. patent application and two pending U.S. patent application related to our gene editing platform. We expect the issued composition of matter patent to expire in 2035 (excluding possible patent term extensions). We expect any other composition of matter or methods patents, if issued from corresponding nonprovisional applications or foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2035 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2035 (worldwide, excluding possible patent term extensions). In addition, as of January 31, 2020, we had an exclusive license to two pending U.S. applications and 19 corresponding issued foreign patents and 17 corresponding foreign patent applications related to our gene editing platform. We expect the issued composition of matter patents to expire in 2033 (excluding possible patent term extensions). We expect other composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2031-2033 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2031-2033 (worldwide, excluding possible patent term extensions).  As of January 31, 2020, we also had a non-exclusive license to two issued U.S. patents, one pending U.S. application, 13 corresponding foreign patent applications, and 25 corresponding foreign patents related to our gene editing platform. We expect the issued composition of matter patents to expire in 2033 (excluding possible patent term extensions). Further, we expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2033 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).
•bluebird bio. One aspect of the bluebird bio patent portfolio contains patent applications that are potentially applicable to certain aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our oncology and other programs.  As of January 31, 2020, we owned nine patent families that include 11 pending U.S. patent applications and 64 corresponding foreign patent applications related to our gene editing platform. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2037-2038 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2037-2038 (worldwide, excluding possible patent term extensions).   As of January 31, 2020, we owned six PCT applications related to our gene editing platform. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2038-2039 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2038-2039 (worldwide, excluding possible patent term extensions).  As of January 31, 2020, we co-owned (with Cellectis SA) two issued U.S. patents, three corresponding foreign patent applications, and 16 corresponding foreign patents related to our gene editing platform. We expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2034(excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2034 (worldwide, excluding possible patent term extensions).
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
Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our Lenti-D product candidate, we will be obligated to pay Inserm a percentage of net sales as a royalty for the longer of the life of any patents covering the product or 10 years from first commercial sale. This royalty is in the low single digits. The royalties payable to Inserm are subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits.
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
Institut Pasteur
We have entered into a license with Institut Pasteur for certain patents relating to the use of DNA sequences, lentiviral vectors and recombinant cells in the field of ex vivo gene therapy and CAR T cell-based therapy in a range of indications, excluding vaccinations. This agreement was amended twice in 2012, again in 2013 and most recently in 2015. The Institut Pasteur licensed patent portfolio includes at least 52 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have a statutory expiration dates between 2020 and 2023. The license is exclusive for products containing human and non-human lentiviral vectors. Institut Pasteur retains the right, on behalf of itself, its licensees and research partners, to conduct research using the licensed intellectual property.
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
Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our LentiGlobin, Lenti-D, ide-cel and bb21217 product candidates, we will be obligated to pay Institut Pasteur a percentage of net sales as a royalty. This royalty varies depending on the indication of the product but in any event is in the low single digits. In addition, starting in 2016 we must make under this agreement an annual maintenance payment which is creditable against royalty payments on a year-by-year basis. If the combined royalties we would be required to pay to Institut Pasteur and third parties is higher than a pre-specified percentage, we may ask Institut Pasteur to re-negotiate our royalty rates under this relationship.

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
Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our LentiGlobin, Lenti-D, ide-cel and bb21217 product candidates, we will be obligated to pay Stanford a percentage of net sales as a royalty. This royalty varies with net sales but in any event is in the low single digits and is reduced for each third-party license that requires payments by us with respect to a licensed product, provided that the royalty to Stanford is not less than a specified percentage which is less than one percent. Since April 2013, we have been paying Stanford an annual maintenance fee, which will be creditable against our royalty payments.
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
Massachusetts Institute of Technology
In December 1996, we entered into an exclusive license with the Massachusetts Institute of Technology, referred to herein as MIT, for use of certain patents in any field. This license agreement was amended in December 2003, May 2004 and June 2011. The licensed patent portfolio includes at least 12 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have a statutory expiration date from in 2023. This license also has been amended to include a case jointly owned by MIT and us wherein we received the exclusive license to MIT’s rights in this case. MIT retains the right to practice the intellectual property licensed under the agreement for noncommercial research purposes.
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
Research Development Foundation
In December 2011, we entered into an exclusive license with RDF to use certain patents that involve lentiviral vectors. The RDF licensed patent portfolio includes at least 31 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date between 2021 and 2027. RDF retains the right, on behalf of itself and other nonprofit academic research institutions, to practice and use the licensed patents for any academic, non-clinical research and educational purposes. We have the right to grant sublicenses outright to third parties under the agreement.
Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include both our Lenti-D, LentiGlobin, ide-cel and bb21217 product candidates, we are obligated to pay RDF a percentage of net sales as a royalty. This royalty is in the low single digits and is reduced by half if during the following ten years from the first marketing approval the last valid claim within the licensed patent that covers the licensed product expires or ends.
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
Biogen
In August 2014, we entered into a license agreement with Biogen, pursuant to which we co-exclusively licensed certain patents and patent applications directed towards aspects of T cell-based products that target BCMA. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date between 2020 and 2032. Biogen retains the right to practice and use the licensed patents in the licensed field and territory.  We have the right to grant sublicenses to third parties, subject to certain conditions. Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our ide-cel and bb21217 product candidates, we will be obligated to pay Biogen a percentage of net sales as a royalty in the low single digits. We are required to use commercially reasonable efforts to research and develop one or more licensed products in the license field during the term of the agreement. Additionally, we have assumed certain development and regulatory milestone obligations and must report on our progress in achieving those milestones on a periodic basis. We may be obligated to pay up to $24.0 million in the aggregate for each licensed product upon the achievement of these milestones. We may unilaterally terminate the license agreement at any time with prior written notice to Biogen. Either party may terminate the license in the event of the other party’s material breach upon notice and an opportunity for the breaching party to cure. Either party may also terminate the agreement in the event bankruptcy proceedings are opened against the other party and are not dismissed within a specified period of time.  Absent early termination, the agreement will automatically terminate upon the expiration of all patent rights covered by the agreement or ten years from the date of first commercial sale of a licensed product, whichever is later. The longest lived patent rights licensed to us under the Agreement are in a U.S. patent, currently expected to expire in 2032.
NIH
In August 2015, we entered into a license agreement with the NIH, pursuant to which we exclusively licensed certain patents and patent applications directed towards aspects of T cell-based products that target BCMA. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date in 2033. NIH retains the right to practice the intellectual property licensed under the agreement on behalf of the government of the United States. We have the right to grant sublicenses to third parties, subject to certain conditions. For each such sublicense we grant we must pay the NIH a fee. Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include our ide-cel and bb21217 product candidates, we will be obligated to pay the NIH a percentage of net sales as a royalty in the low single digits. We are required to use commercially reasonable efforts to research and develop one or more licensed products in the license field during the term of the agreement. Additionally, we have assumed certain development and regulatory milestone obligations and must report on our progress in achieving those milestones on a periodic basis. We may be obligated to pay up to $9.7 million in the aggregate for a licensed product upon the achievement of these milestones. We may unilaterally terminate the license agreement at any time with prior written notice to the NIH. The NIH may terminate the license in the event of our material breach upon notice and following an opportunity for us to cure the material breach. The NIH may also terminate the agreement in the event bankruptcy proceedings are opened against us and are not dismissed within a specified period of time.  Absent early termination, the agreement will automatically terminate upon the expiration of the patent rights covered by the agreement. The longest lived patent rights licensed to us under the Agreement are currently expected to expire in 2033.
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
There are other organizations working to improve existing therapies or to develop new therapies for our initially selected indications. Depending on how successful these efforts are, it is possible they may increase the barriers to adoption and success for our product candidates, and our preclinical T cell-based cancer immunotherapy product candidates. These efforts include the following:
•β-thalassemia: The current standard of care for the treatment of β-thalassemia in the developed world is chronic blood transfusions to address the patient’s anemia. In addition, such patients often receive iron chelation therapy to help manage the iron overload associated with their chronic blood transfusions. Novartis and ApoPharma Inc., who provide the leading iron chelation therapy, are seeking to develop improvements to their product profile and accessibility. A number of different approaches are under investigation that seek to improve the current standard of care treatment options, including, a protein that aims to improve red blood cell production and fetal hemoglobin regulators. Luspatercept (ACE-536), a subcutaneously-delivered protein therapeutic that targets molecules in the TGF-β superfamily, was recently approved in the United States for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell (RBC) transfusions. Acceleron Pharma, Inc. and BMS also filed regulatory submissions of luspatercept in Europe in the first half of 2019. In addition, some patients with β-thalassemia receive HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. In addition, there are a number of academic and industry-sponsored research and development programs to improve the outcomes of allogeneic HSCT, or the tolerability and safety of haploidentical HSCT, while increasing the availability of suitable donors. These programs include a modified donor T cell therapy to be used in conjunction with haploidentical HSCT that is in a phase 1/2 study supported by Bellicum Pharmaceuticals, Inc. though the program is currently on hold while the company identifies a partner. There are also several different groups developing other approaches for β-thalassemia, including one that uses a similar ex vivo autologous gene therapy approach, but uses a different vector and different cell processing techniques and two that use gene editing approaches. These include: the San Raffaele Telethon Institute for Gene Therapy (in collaboration with Orchard Therapeutics) is currently investigating its gene therapy in a phase 2 study of adults and pediatric patients with in transfusion dependent β-thalassemia (TDT); Sangamo BioSciences Inc. (in collaboration with Bioverativ Inc., a Sanofi company) is investigating ST-400, using a zinc finger nuclease-mediated gene-editing approach currently in an ongoing phase 1/2 study; and CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals Incorporated) is conducting an ongoing phase 1/2 study for its CTX-001, which leverages the CRISPR/Cas9 gene editing platform to disrupt the BCL11A erythroid enhancer.
•Sickle cell disease: The current standard of care for the treatment of SCD in the developed world is chronic blood transfusions or hydroxyurea (a generic drug). In addition, patients treated with chronic blood transfusions often receive iron chelation therapy to help manage the iron overload. Emmaus Life Sciences, Inc. received FDA approval for and have launched Endari (L-glutamine). We are aware of ongoing studies that continue to evaluate the efficacy and safety of hydroxyurea in various populations. In addition, a limited number of patients with SCD receive allogeneic HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. In addition, there are a number of academic and industry-sponsored research and development programs to improve the tolerability and safety of allogeneic HSCT with less well-matched sources of donor cells, while increasing the availability of suitable donors. These programs include a modified donor T cell therapy to be used in conjunction with haploidentical HSCT that is in a phase 1/2 study supported by Bellicum Pharmaceuticals, Inc., though the program is currently on hold while the company identifies a partner. In addition to the recently approved hemoglobin S (HbS) polymerization inhibitor (voxelotor, Global Blood Therapeutics, Inc.) and the antibody to p-selectin (crizanlizumab, Novartis), a number of different therapeutic approaches are under investigation targeting the various aspects of SCD pathophysiology, including: guanylate cyclase stimulator and mediator of nitric oxide currently, Olinciguat, in a phase 2 study supported by Cyclerion, a pyruvate kinase receptor activator, mitapivat, in a phase 1 study supported by Agios Pharmaceuticals, Inc.. ; and also gene editing approaches being supported by Intellia Therapeutics, Inc. (in collaboration with Novartis), Editas Medicine, Inc. and CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals Incorporated); and Sangamo BioSciences Inc. (in collaboration with Bioverativ). There are also several different groups developing gene therapy approaches for SCD. Some of these groups use a similar ex vivo autologous approach, but make use of different vectors and different cell processing techniques. These include: UCLA, which has received funding from the California Institute of Regenerative Medicine to pursue a phase 1 gene therapy study for SCD; and Aruvant Sciences, Inc.’s ARU-1801, currently in a phase 1/2 gene therapy study for SCD.
•CALD: The current standard of care for the treatment of CALD is allogeneic HSCT. We understand that various academic centers around the world are seeking to develop improvements to allogeneic HSCT, such as Magenta Therapeutic, Inc.’s cord blood expansion technology which is currently being investigated in a phase 2 clinical trial for the treatment of inherited metabolic disorders, including adrenoleukodystrophy. Other possible treatments being investigated include Orpheris, Inc.’s OP-101.
•Multiple Myeloma: The current standard of care for relapsed and refractory multiple myeloma includes IMIDs (e.g., thalidomide, lenalidomide, pomalidomide), proteasome inhibitors (e.g., bortezomib, carfilzomib, ixazomib), monoclonal antibodies (e.g., daratumamab, elotuzumab), cytotoxic agents, and HSCT. There are several groups developing autologous T cell therapies for relapsed and refractory multiple myeloma that use a similar autologous ex vivo approach, but a different target antigen, BCMA single-chain variable fragment or, we believe, cell processing techniques. These programs include: an anti-BCMA CAR T cell therapy that is in a phase 1b/2 study in the United States (Nanjing Legend in collaboration with Janssen Biotech); an anti-BCMA CAR T cell therapy that is in phase 1 study (Poseida Therapeutics, Inc.); an anti-BCMA CAR T cell therapy in clinical development (phase 1/2) sponsored by BMS following the completion of its acquisition of Juno Therapeutics, Inc and an anti-BCMA CAR T cell therapy that is in phase I study (Innovent Biologics Inc). In addition to these autologous T cell-based approaches, Allogene Therapeutics, Inc., Poseida, and CRISPR Therapeutics have disclosed preclinical programs for allogeneic BCMA CAR T cell therapies. There are also therapies using other modalities being developed by several groups, including multiple bispecific T cell engagers, including programs currently in clinical studies supported by Amgen Inc., Regeneron, Janssen Research and Development, LLC, BMS, as well as a specific antibody therapy currently in a phase 1 study supported by Pfizer, Inc., and an antibody drug conjugate therapy supported by GSK that underwent a BLA submission, and those being developed in preclinical programs.
•Merkel Cell Carcinoma: Merkel cell carcinoma, or MCC, is a rare, highly aggressive endocrine tumor of the skin. A majority of MCC are driven by infections from the Merkel cell polyoma virus, with a small fraction triggered by ultraviolet mutations. At diagnosis, MCC is treated with a combination of therapy and radiotherapy for primary or loco-regional tumors with the goal of preventing recurrence and subsequent metastatic disease. Advanced forms of MCC are treated with cytotoxic chemotherapy (platinum-based regimens, etoposide, anthracyclines and taxanes, in different combinations or alone) with very short-lived responses, rapid relapse and disease progression. Checkpoint inhibitors, such as avelumab, developed by Merck KGaA and Pfizer Inc., and pembrolizumab, developed by Merck & Co., Inc. are now replacing the prior generation of therapies. Several clinical trials are exploring checkpoint inhibitors in combination therapies as well as in combination with vaccines, particularly in the post checkpoint inhibitor setting. Some small molecules including VEGF inhibitors and PARP inhibitors are being evaluated in the clinic as well but no molecule has received regulatory approval thus far.
•MAGE-A4 Positive Solid Tumors: There a several groups developing autologous TCR-T cell therapies targeting MAGE-A4 that use a similar autologous ex vivo approach, but different MAGE-A4 targeting TCRs, cell processing techniques, and/or peptide-MHC target. These programs include: an anti-MAGE-A4 T cell therapy targeting a MAGE-A4 peptide presented in the HLA-A*02:01 allele that is in phase 1 and phase 2 studies in the US, Canada, and Europe (Adaptimmune Therapeutics plc); an anti-MAGE-A4 TCR therapy targeting a MAGE-A4 peptide presented in the HLA-A*24:02 allele that is in 2 phase I studies in China and Japan (Tianjin Medical University Cancer Institute and Hospital, Mie University). In addition to these autologous T cell-based approaches, there is also a therapy targeting MAGE-A4 using bi-specific T cell engagers including Immunocore Ltd’s program currently in a phase 1/2 study. Ultimately, MAGE-A4 positive solid tumors describes cancers including melanoma, bladder, head and neck, oral, and lung cancers that express the antigen. The competitive landscape for a TCR-cell therapy targeting MAGE-A4 will also be determined by the indication for which it is developed and commercialized.
•Diffuse Large B cell Lymphoma: The current standard of care for majority of Non-Hodgkin lymphoma, including diffuse large B cell lymphoma, or DLBCL, is focused around CD20 immunotherapy, mainly rituximab, combined with chemotherapy agents such as bendamustine or the four-drug cyclophosphamide, doxorubicin, vincristine and prednisone (CHOP) regimen as the first-line option; patients with certain mutations may receive a different chemotherapy cocktail called EPOCH. As patients fail these therapies and reach the relapsed/refractory setting, patients who are eligible for stem cell transplant typically receive CD20 antibodies and high-dose chemotherapy followed by autologous stem cell transplantation. The immunomodulatory drug lenalidomide may be used in combination with rituximab for such patients who are not eligible for high-dose chemotherapy. CD19 chimeric antigen receptor (CAR-T) cell therapies tisagenlecleucel and axicabtagene ciloleucel were both approved in 2017 as therapies for DLBCL. As many as 60 development programs for DLBCL therapies are in phase 1 through phase 3 trials, including eleven CAR-T cell therapies, most of which target CD19. Among these programs are the following: The CD19 CAR T-cell therapy lisocabtagene maraleucel in a pivotal phase 1 trial being developed by BMS, which is expected to enter the market as early as 2020. Autolus Therapeutics plc is developing AUTO3, a CD19/22 dual targeting CAR-T is evaluating R/R DLBCL patients in an ongoing phase 1/2 trial in the US and UK with other targets emerging beyond CD-19. Beyond cell therapies, F. Hoffmann-La Roche Ltd.’s anti-body drug conjugate, polatuzumab received approval in relapsed/refractory DLBCL in the US in 2019 and a broader EMA approval in patients not eligible for stem cell transplant. Bispecific antibody therapies including Regeneron’s REGN1979 (CD20 X CD3) are also attracting interest with recent promising data in a phase 1 trial.
•Acute myeloid leukemia: The current standard of care for acute myeloid leukemia, or AML, is changing rapidly following a host of new small molecule and monoclonal antibody approvals since 2017: midostaurin (commercialized by Novartis), daunorubicin and cytarabine (commercialized by Jazz Pharmaceuticals), enasidenib (commercialized by BMS and Agios Therapeutics, Inc.), gemtuzumab ozogamicin (commercialized by Pfizer Inc.), ivosidenib (commercialized by Agios Pharmaceuticals, Inc.), gilteritinib (commercialized by Astellas Pharma US Inc.), venetoclax (commercialized by AbbVie Inc. and Genentech USA), and glasdegib (commercialized by Pfizer Inc.). Many of these drugs are first in class and some are biomarker driven, leading to the potential for more segmentation in the AML treatment paradigm. There are a number of groups exploring autologous CAR-T therapies in phase 1 trials for relapsed and refractory AML, some against targets that have approved monoclonal antibody competitors on the market already, while others have novel targets. Dual targeting CAR-T cell-based approaches are also starting to enter the clinic, including the ICG-144 program by iCell Gene Therapeutics, LLC. Other groups are exploring TCR-based autologous therapies against novel targets. In addition to autologous cell therapies, there are allogeneic CAR-T cell therapies in early trials for AML, including MB-102 in a phase 1 trial being developed by Mustang Bio, Inc and UCART123 in a phase 1 trial being developed by Cellectis Therapies of other modalities, such as bispecific antibodies and antibody-drug conjugates are also in development across a wide range of targets.
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
We anticipate that we will face intense and increasing competition as new drugs enter the market and advanced technologies become available. We expect any treatments that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payers.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.

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
•completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•submission to the FDA of an application for an IND, which must become effective before human clinical studies may begin;
•performance of adequate and well-controlled human clinical studies according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
•submission to the FDA of a Biologics License Application, or BLA, for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical studies;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with GMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products;
•potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA; and
•FDA review and approval, or licensure, of the BLA.
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
Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:
•phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•phase 3. Clinical studies are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.
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
Post-approval requirements
Maintaining compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to GMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of ZYNTEGLO and any other products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.
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
We also must comply with the FDA’s and other jursidictions' advertising and promotion requirements, such as those related to direct-to-consumer advertising and advertising to healthcare professionals, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. Consequences could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with healthcare professionals, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.
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
Healthcare and Privacy Laws
In addition to restrictions on marketing of pharmaceutical products, several other types of state/ federal laws and trade association membership codes of conduct have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include Anti-Kickback and false claims statutes. The U.S. federal healthcare program Anti-Kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging healthcare professionals or patients as speakers or consultants, may be subject to scrutiny if they do not fit squarely within the exemption or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient assistance programs.
The U.S. federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, the Affordable Care Act amended federal law to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is possible for making or presenting a false or fictitious or fraudulent claim to the federal government.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created several new federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The U.S. federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to engage in extensive tracking of payments and other transfers of value to prescribers and teaching hospitals, including physician ownership and investment interests, and public reporting of such data. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track such payments, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. A number of other countries, states and municipalities have also implemented additional payment tracking and reporting requirements, which if not done correctly may result in additional penalties.
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In California the California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.
The majority of states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers, marketing expenditures, and drug pricing information. Certain state and local laws require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Because of the breadth of these various healthcare and privacy laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have material adverse effects on our business, financial condition and results of operations. In the event governmental authorities conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare and privacy laws and regulations, they may impose sanctions under these laws, which are potentially significant and may include civil monetary penalties, damages, exclusion of an entity or individual from participation in government health care programs, criminal fines and imprisonment, as well as the potential curtailment or restructuring of our operations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert the attention of our management from operating our business.
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
The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic or biosimilar application during such eight-year period starting from the date of grant of the innovative medicinal product's marketing authorization. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity (and the grant of the relevant generic or biosimilar marketing authorization). However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be an innovative medicinal product, and products may not qualify for data exclusivity. Products receiving orphan designation in the European Union and being granted a marketing authorization for an orphan medicinal product can receive ten years of market exclusivity, during which time no similar medicinal product for the same indication may be placed on the market. An orphan product can also obtain an additional two years of market exclusivity in the European Union where the application for a marketing authorization includes the results of all studies conducted in accordance with an agreed pediatric investigation plan for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications.

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the European Union, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. The application for orphan drug designation must be submitted before the application for marketing authorization. The applicant will receive a fee reduction for the marketing authorization application if the orphan drug designation has been granted, but not if the designation is still pending at the time the marketing authorization is submitted. Orphan drug designation itself does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:
•The second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•The applicant consents to a second orphan medicinal product application; or
•The applicant cannot supply enough orphan medicinal product.
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
Failure to comply with the EU member state laws implementing the Community Code on medicinal products, and EU rules governing the promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, with the EU member state laws that apply to the promotion of medicinal products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements can result in enforcement action by the EU member state authorities (or in addition, in some member states, enforcement action from industry bodies or legal action from competitors), which may include any of the following: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, or requiring the manufacturer to issue public warnings, or to conduct a product recall.
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
Pricing, Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States, sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers and/or governments. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. Third-party payers can include government healthcare systems, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers may provide coverage, but place stringent limitations on such coverage, such as requiring alternative treatments to be tried first. These third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety, efficacy, and overall value. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to incurring the costs required to obtain FDA approvals. Our product candidates may not be considered medically reasonable or necessary or cost-effective. Even if a drug product is covered, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
Federal, state and local governments in the United States and foreign governments continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Future legislation could limit payments for pharmaceuticals such as the drug candidates that we are developing.
Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of drug products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate systems under which products may be marketed only after a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of studies or analyses of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to set their own prices for medicines, but exert cost controls in other ways, including but not limited to, placing revenue caps on product sales, providing reimbursement for only a subset of eligible patients, mandating price negotiations after a set period of time, or mandating that prices not exceed an average basket of prices in other countries. The downward pressure on health care costs in general, particularly treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, European governments may periodically review and decrease prices based on factors, including but not limited to, years-on-market, price in other countries, competitive entry, new clinical data, lack of supporting clinical data, or other factors.
The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, the emphasis on managed care in the United States has increased and we expect will continue to exert downward pressure on pharmaceutical pricing. Coverage policies, third-party reimbursement rates and pharmaceutical pricing regulations may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
We have proposed novel payment models, including outcomes-based arrangements with payments over time, to assist with realizing the value and sharing the risk of a potential one-time treatment, such as our LentiGlobin product candidate. While we are engaged in discussions with potential payers, there is no assurance that these payment models will be widely adopted by payers. Even with these payment models, there may be substantial resistance to the cost of our products by payers and the public generally. These payment models may not be sufficient for payers to grant coverage, and if we are unable to obtain adequate coverage for our products, the adoption of our products and access for patients may be limited. In addition, to the extent reimbursement for our products is subject to outcomes-based arrangements, our future revenues from product sales will be more at risk. These factors could affect our ability to successfully commercialize our products and adversely impact our business, financial condition, results of operations and prospects.
Healthcare Reform
In the United States, there have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical products, limiting coverage and the amount of reimbursement for drugs and other medical products, government control and other changes to the healthcare system in the United States. For example, in March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes provisions for coverage and payment for products under government health care programs. The Affordable Care Act includes provisions of importance to our potential product candidates, including among other things, that:
•created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
•expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
•addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•expanded the types of entities eligible for the 340B drug discount program;
•established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount, which was increased to 70% by the Bipartisan Budget Act of 2018 (as of January 1, 2019), off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
•created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. Various portions of the Affordable Care Act are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. Additionally, the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the Affordable Care Act. It is unclear whether the Affordable Care Act will be overturned, repealed, replaced, or further amended. Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several categories of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. While some proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was passed in the House of Representatives on December 12, 2019 and sent to the Senate, and would require the U.S. Department of Health and Human Services, or HHS, to directly negotiate drug prices with manufacturers. It is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
Employees
As of January 31, 2020, we had 1,090 full-time employees, 218 of whom have Ph.D., M.D. or Pharm.D. degrees. Of these full-time employees, 726 employees are engaged in research and development activities and 364 employees are engaged in commercial, finance, legal, business development, human resources, information technology, facilities and other general administrative functions. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
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
Risks related to commercialization
We have limited experience as a commercial company and the marketing and sale of ZYNTEGLO or future products may be unsuccessful or less successful than anticipated.

We are beginning to commercialize ZYNTEGLO in the European Union as a treatment for adult and adolescent patients with TDT and a non-β0/β0 genotype, following our receipt of conditional marketing approval by the European Commission in June 2019. We have limited experience as a commercial company and there is limited information about our ability to overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. We also have several programs in late-stage clinical development. To execute our business plan, in addition to successfully marketing and selling ZYNTEGLO, we will need to successfully:
•establish and maintain our relationships with qualified treatment centers who will be treating the patients who receive our product and any future products;
•obtain adequate pricing and reimbursement for ZYNTEGLO and any future products in each of the jurisdictions in which we plan to commercialize approved products;
•gain regulatory acceptance for the development and commercialization of the product candidates in our pipeline;
•develop and maintain successful strategic alliances; and
•manage our spending as costs and expenses increase due to clinical trials, marketing approvals, and commercialization for any additional indications of ZYNTEGLO, and for any future products.
If we are not successful in accomplishing these objectives, we may not be able to develop product candidates, commercialize ZYNTEGLO or any future products, raise capital, expand our business, or continue our operations.
The commercial success of ZYNTEGLO, and of any future products, will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community.
The commercial success of ZYNTEGLO and of any future products will depend in part on the medical community, patients, and third-party or governmental payers accepting gene therapy products in general, and ZYNTEGLO and any future products in particular, as medically useful, cost-effective, and safe. ZYNTEGLO and any other products that we may bring to the market may not gain market acceptance by physicians, patients, third-party payers and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of ZYNTEGLO and of any future products will depend on a number of factors, including:
•the potential efficacy and potential advantages over alternative treatments;
•the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
•the prevalence and severity of any side effects resulting from the chemotherapy and myeloablative treatments associated with the procedure by which our product and any future products are administered;
•relative convenience and ease of administration;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support and timing of market introduction of competitive products;
•the pricing of our product and of any future products;
•publicity concerning our product, any future products, or competing products and treatments; and
•sufficient third-party insurance coverage or reimbursement.
Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and payers on the benefits of our products may require significant resources and may never be successful. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors. Any of these factors may cause ZYNTEGLO, or any future products, to be unsuccessful or less successful than anticipated.
If the market opportunities for our product or any future products are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.
We focus our research and product development on treatments for severe genetic diseases and cancer. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product or any future products, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. For instance, because newborn screening for CALD is limited, and it can be difficult to diagnose CALD in the absence of a genetic screen, we may have difficulty reaching patients who would benefit from treatment from our Lenti-D product candidate. Additionally, the potentially addressable patient population for our product and any future products may be limited or may not be amenable to treatment with our products. For instance, we received conditional marketing approval in Europe of ZYNTEGLO for the treatment of adult and adolescent patients with TDT who do not have a β0/β0 genotype. We do not have any assurance whether or when LentiGlobin for β-thalassemia may be commercially available to pediatric patients or patients with all genotypes of TDT or types of β-thalassemia.
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
We rely on a complex supply chain for ZYNTEGLO and our product candidates. The manufacture and delivery of our lentiviral vector and drug products present significant challenges for us, and we may not be able to produce our vector and drug products at the quality, quantities, locations or timing needed to support commercialization and clinical programs. In addition, we may encounter challenges with engaging or coordinating with qualified treatment centers needed to support commercialization.
In order to commercialize ZYNTEGLO and any future products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties to manufacture the vector and the drug product in the commercial setting and for any clinical trials that we initiate. Currently, SAFC is the sole manufacturer of the lentiviral vector and apceth is the sole manufacturer of the drug product to support commercialization of ZYNTEGLO in Europe for the treatment of patients with TDT. Although we intend to eventually rely on a mix of internal and third-party manufacturers to support our commercialization efforts, we are still in the process of completing construction and qualification of our internal capacity and we have not secured commercial-scale manufacturing capacity in all of the regions where we intend to commercialize ZYNTEGLO or future products. By building our own internal manufacturing facility, we have incurred substantial expenditures and expect to incur significant additional expenditures in the future. In addition, there are many risks inherent in the construction of a new facility that could result in delays and additional costs, including the need to obtain access to necessary equipment and third-party technology, if any. Also, we have had to, and will continue to, hire and train qualified employees to staff our manufacturing facility. We may not be able to timely or successfully build out our internal capacity or negotiate binding agreements with third-party manufacturers at commercially reasonable terms.
The manufacture of our lentiviral vector and drug product is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot make any assurances that these problems will not occur in the future, or that we will be able to resolve or address problems that occur in a timely manner or with available funds. Because of the complexity of manufacturing our product and product candidates, transitioning production of either lentiviral vector or drug products to backup or second source manufacturing, or to internal manufacturing capacity, requires a lengthy technology transfer process and may require additional significant financial expenditures. Furthermore, our cost of goods development is at an early stage. The actual cost to manufacture our lentiviral vector and drug product could be greater than we expect and could materially and adversely affect the commercial viability of our product and any future products. If we or such third-party manufacturers are unable to produce the necessary quantities of lentiviral vector and our drug product, or in compliance with GMP or other pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and commercialization of our product and any future products may be materially harmed. Furthermore, if we or our third-party manufacturers are unable to produce our viral vectors or our drug products in quantities, in accordance with regulatory requirements, including quality requirements, or within the time frames that we need to support our development and commercialization activities, it may result in delays in our plans or increased capital expenditures.
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
Additionally, since the HSCs and T cells used as starting material for our drug products have a limited window of stability following procurement from a patient, we must establish transduction facilities in the regions where we wish to commercialize our product and any future products. Currently, we rely on third-party contract manufacturers in the United States and Europe to produce drug product for commercialization and for our clinical studies. Since a portion of our target patient populations will be outside the United States and Europe, we will need to establish additional transduction facilities that can replicate our transduction process in order to address those patient populations. Establishment of such facilities may be financially impractical or impeded by technical, quality, or regulatory issues related to these new sites and we may also run into technical or scientific issues related to transfer of our transduction process or other developmental issues that we may be unable to resolve in a timely manner or with available funds.
Our commercial plan is to engage apheresis centers in our key launch regions as qualified treatment centers for the collection of patient HSCs and infusion of the drug product once manufactured. To ensure that the qualified treatment centers are prepared to collect patient HSCs and to ship them to our transduction facilities in accordance with our specifications and regulatory requirements, we plan to train and conduct quality assessments of each center as part of engagement. We intend for these qualified treatment centers to be the first and last points on our complex supply chain to reach patients in the commercial setting. We may not be able to engage qualified treatment centers in all of the regions in our commercial launch strategy, or we may encounter other challenges or delays in engaging qualified treatment centers. We may fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the drug product back to the patient. Logistical and shipment delays and problems caused by us, our third-party vendors, and other factors not in our control, such as weather, could prevent or delay the delivery of product to patients. If our qualified treatment centers fail to perform satisfactorily, we may suffer reputational, operational, and business harm. We anticipate having to maintain a complex chain of identity and chain of custody with respect to patient material as it moves through the manufacturing process, from the qualified treatment center to the transduction facility, and back to the patient. Failure to maintain chain of identity and chain of custody could result in adverse patient outcomes, loss of product or regulatory action.
Although we are continuing to build out our commercial capabilities, we have no prior sales or distribution experience and limited capabilities for marketing and market access. We expect to invest significant financial and management resources to establish these capabilities and infrastructure to support commercial operations. If we are unable to establish these commercial capabilities and infrastructure or to enter into agreements with third parties to market and sell our product or any future products, we may be unable to generate sufficient revenue to sustain our business.
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
The insurance coverage and reimbursement status of newly-approved products is uncertain. Due to the novel nature of our technology and the potential for our product to offer lifetime therapeutic benefit in a single administration, we face additional uncertainty related to pricing and reimbursement for our product. Failure to obtain or maintain adequate coverage and reimbursement for any new or current product could limit our ability to market those products and decrease our ability to generate revenue.
The availability and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford expensive treatments, such as gene therapy products. In addition, because our therapies represent new treatment approaches, the estimation of potential revenues will be complex. Sales of our product and any future products will depend substantially, both domestically and abroad, on the extent to which the costs of our product and any future products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payers.
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products, including gene therapies that are potential one-time treatments. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Reimbursement agencies in Europe may be more conservative than CMS. A number of cancer drugs have been approved for reimbursement in the United States and have not been approved for reimbursement in certain European countries. In addition, costs or difficulties with the reimbursement experienced by the initial gene therapies to receive marketing authorization may create an adverse environment for reimbursement of other gene therapies.
Outside the United States, certain countries, including a number of member states of the European Union, set prices and reimbursement for pharmaceutical products, or medicinal products, as they are commonly referred to in the European Union, with limited participation from the marketing authorization holders. We cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaborators, the revenues from sales by us or our collaborators, and the potential profitability of our product and any future products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the European Union. Additionally, some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then may experience delays in the reimbursement approval of our product or be subject to price regulations that would delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate from the sale of the product in that particular country.
Moreover, increasing efforts by governmental and third-party payers, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our product or any future products. We expect to experience pricing pressures in connection with the sale of our product and any future products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. Net prices for drugs may be reduced by mandatory discounts or rebates required by government or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
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
We have proposed novel payment models, including outcomes-based arrangements with payments over time, to assist with realizing the value and sharing the risk of a potential one-time treatment, such as ZYNTEGLO. While we are engaged in discussions with potential payers, there is no assurance that any payers will adopt these payment models. These payment models may not be sufficient for payers to grant coverage, and if we are unable to obtain adequate coverage for our product or any future products, the adoption of our product or any future products may be limited. In addition, to the extent reimbursement for our product is subject to outcomes-based arrangements, the total payments received from product sales may vary, our cash collection of future payments and revenue assumptions from product sales will be at risk, and the timing of revenue recognition may not correspond to the timing of cash collection. We plan on commercializing our product candidates in the United States once approved, and will be subject to price reporting obligations set forth by CMS. To the extent reimbursement for our product or any future products by U.S. governmental payers is subject to outcomes-based arrangements, the increased complexity increases the risk that CMS may disagree with the assumptions and judgments that we use in our price reporting calculations, which may result in significant fines and liability.
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
Before obtaining marketing approval from regulatory authorities for the commercialization of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity and potency, or efficacy, of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. There is a high failure rate for drugs and biologics proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical studies even after achieving promising results in earlier stage clinical studies. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:
•delays in reaching a consensus with regulatory agencies on study design;
•imposition of a clinical hold by regulatory agencies, after an inspection of our clinical study operations or study sites or due to unforeseen safety issues;
•delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical sites;
•failure to obtain sufficient cells from patients to manufacture enough drug product or achieve target cell doses;
•delays in having patients complete participation in a study or return for post-treatment follow-up;
•clinical study sites or patients dropping out of a study;
•occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.
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
Results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There is limited data concerning long-term safety and efficacy following treatment with our gene therapy and T cell-based product candidates. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. For instance, while patients with SCD who have been treated with LentiGlobin may experience a reduction of vaso-occlusive events following successful engraftment, there can be no assurance that they will not experience vaso-occlusive events in the future. Similarly, patients with relapsed and refractory multiple myeloma who have been treated with ide-cel or the bb21217 product candidate may experience disease progression. We have experienced unexpected results in the past, and we may experience unexpected results in the future. For instance, initial results from our clinical studies of ZYNTEGLO suggested that patients with TDT who do not have a β0/β0 genotype experienced better outcomes to treatment than patients with TDT who have a β0/β0 genotype. Consequently, we received conditional approval in the European Union, and we expect to seek FDA approval in the United States, initially for the treatment of patients with TDT who do not have a β0/β0 genotype. In order to support an application for marketing approval of ZYNTEGLO in patients with TDT who have a β0/β0 genotype, we initiated the HGB-212 study, but we do not know if or when ZYNTEGLO may be commercially available to all genotypes of patients with TDT, or types of β-thalassemia. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or marketing approval of our product candidates.
Even if our product candidates demonstrate safety and efficacy in clinical studies, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. We may experience delays or rejections based upon additional government regulation from future legislation or administrative action, changes in regulatory agency policy, or additional regulatory feedback or guidance during the period of product development, clinical studies and the review process. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our treatment candidates. For example, the development of our product candidates for pediatric use is an important part of our current business strategy, and if we are unable to obtain marketing approval for the desired age ranges, our business may suffer. Furthermore, approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.
In general, the FDA requires the successful completion of two pivotal trials to support approval of a biologics licensing application, or BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. Because LentiGlobin for β-thalassemia has been granted the FDA’s Fast Track and Breakthrough Therapy designations, we are engaged in discussions with the FDA regarding the development plans for LentiGlobin for β-thalassemia to enable a submission of a BLA prior to the completion of our ongoing studies. Based on these discussions, we believe the results from our ongoing Northstar-2 study, together with data from our Northstar study and completed HGB-205 study, could be sufficient to form the basis for a BLA submission for ZYNTEGLO to treat adult and adolescent patients with TDT who do not have a β0/β0 genotype. In addition, if successful, we believe the results from our Northstar-3 study, together with data from our Northstar study and ongoing Northstar-2 study, could be sufficient to form the basis for a BLA supplement submission for ZYNTEGLO to treat patients with TDT who have a β0/β0 genotype. However, it should be noted that our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. Depending on the outcome of these ongoing clinical studies, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval for a BLA for ZYNTEGLO for the treatment of TDT adult and adolescent patients with TDT who do not have a β0/β0 genotype. In addition, to support approval of a BLA, FDA requires information on the manufacture and composition of LentiGlobin for β-thalassemia. The FDA may permit us to provide, post-submission during the FDA’s substantive review of the BLA, certain information regarding various release assays designed to confirm the quality, purity and strength (including potency) of LentiGlobin for β-thalassemia. However, the FDA may also require us to include such information in the BLA as a condition for completing the submission and filing, which could delay our ability to complete the BLA submission from our current plan in the second half of 2020, with the consequence of delaying potential approval and commercial launch of LentiGlobin for β-thalassemia in the United States.
Based on our discussions with the FDA and EMA, we believe that we may be able to seek approval for our Lenti-D product candidate for the treatment of patients with CALD on the basis of safety and efficacy data from our ongoing Starbeam study, safety data from our ongoing ALD-104 study, and the ongoing ALD-103 observational study. Our regulatory submission plans are contingent upon our Lenti-D product candidate demonstrating sufficient efficacy and safety in the Starbeam study. Whether our Lenti-D product candidate is eligible for approval will ultimately be determined at the discretion of the FDA and EMA, and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support approval. Depending on the outcome of our ongoing studies, the FDA in the United States and EMA and European Commission in the European Union may require that we conduct additional or larger clinical trials before our Lenti-D product candidate is eligible for approval.
In the development of our LentiGlobin product candidate for the treatment of patients with SCD, we are exploring efficacy endpoints for globin response based on βA-T87Q expression and total hemoglobin, and the relationship such endpoints have with clinical outcomes. Our development plans in the United States are contingent upon our LentiGlobin product candidate demonstrating sufficient efficacy and safety in the ongoing HGB-206 study and HGB-210 study. Whether our LentiGlobin product candidate is eligible for approval will ultimately be determined at the discretion of the FDA and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support approval. For instance, the FDA may not accept globin response based on βA-T87Q expression and total hemoglobin as a surrogate endpoint for other SCD clinical outcomes such as frequency of vaso-occlusive events. Depending on the outcome of our ongoing and planned studies, the FDA may require that we conduct additional or larger clinical trials before our LentiGlobin product candidate is eligible for approval for the treatment of patients with SCD. In addition, we are engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin in SCD in Europe, and we cannot be certain that our HGB-206 study and HGB-210 study will be sufficient to form the basis for an initial MAA submission in Europe for the treatment of patients with SCD.
Based on our discussions with the FDA, we and BMS believe that we may be able to seek approval for ide-cel for the treatment of patients with relapsed and refractory multiple myeloma on the basis of the clinical data from our ongoing CRB-401 and KarMMa studies. Our regulatory submission plans are contingent upon ide-cel demonstrating sufficient efficacy and safety in these studies. Whether ide-cel is eligible for approval will ultimately be determined at the discretion of the FDA, and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support approval. Depending on the outcome of our ongoing studies, the FDA may require that we conduct additional or larger clinical trials before ide-cel is eligible for approval.
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
We are engaged in the development of gene therapies for severe genetic diseases and cancer, and both fields are competitive and rapidly changing. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, manufacturing capabilities, experienced marketing and manufacturing organizations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, or less costly than any products that we may develop, or achieve patent protection, marketing approval, product commercialization and market penetration earlier than us. Additionally, technologies developed by our competitors may render our potential products uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors. For additional information regarding our competition, see “Item 1. Business—Competition” in our Annual Report on Form 10-K.
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
In addition, although ZYNTEGLO and our product candidates have been granted orphan drug status by the FDA and EMA, there are limitations to the exclusivity. In the United States, the exclusivity period for orphan drugs is seven years, while pediatric exclusivity adds six months to any existing patents or exclusivity periods. In Europe, orphan drugs may be able to obtain 10 years of marketing exclusivity and up to an additional two years on the basis of qualifying pediatric studies. However, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria. Additionally, a marketing authorization holder may lose its orphan exclusivity if it consents to a second orphan drug application or cannot supply enough drug. Orphan drug exclusivity also can be lost when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. Generally, if a product with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the exclusivity period for the applicable indication.
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
The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our platform technologies, including our gene editing technology and cancer immunotherapy capabilities. Our research programs in oncology and severe genetic diseases may fail to identify other potential product candidates for clinical development for a number of reasons. We may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If any of these events occur, we may be forced to abandon our research, development or commercialization efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.
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
A significant risk in any gene therapy product based on viral vectors is that the vector will insert in or near cancer-causing oncogenes leading to uncontrolled clonal proliferation of mature cancer cells in the patient. In published studies, lentiviral vectors have demonstrated an improved safety profile over gamma-retroviral vectors used in early gene therapy studies, with no disclosed events of gene therapy-related adverse events, which we believe is due to a number of factors including the tendency of these vectors to integrate within genes rather than in areas that control gene expression, as well as their lack of strong viral enhancers. However, it should be noted that in a phase 1/2 study of HPV569, which utilized an earlier generation lentiviral vector of the vector used in ZYNTEGLO and in LentiGlobin for SCD, we initially observed in one subject that a disproportionate number of the cells expressing our functional gene had the same insertion site. Tests showed that this partial clonal dominance contained an insertion of the functional gene in the HMGA2 gene that persisted for a period of two to three years. Although there was some initial concern that the observed clonal dominance might represent a pre-leukemic event, there have been no adverse clinical consequences of this event, or any signs of cancer, in over seven years since the observation was made. The presence of the HMGA2 clone has steadily declined in this subject over time to the point that it is no longer the most common clone observed in this subject.
Notwithstanding the historical data regarding the potential safety improvements of lentiviral vectors, the risk of insertional oncogenesis remains a significant concern for gene therapy and we cannot assure that it will not occur in any of our clinical studies or in the commercial setting. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. The FDA has stated that lentiviral vectors possess characteristics that may pose high risks of delayed adverse events. If any such adverse events occur, further advancement of our clinical studies could be halted or delayed, and we may be unable to continue to commercialize our approved product.
Furthermore, treatment with our gene therapy product and product candidates involve chemotherapy or myeloablative treatments, which can cause side effects or adverse events that are unrelated to our product and product candidates but may still impact the perception of the potential benefits of our product and any future products. For instance, in our ongoing HGB-206 study, a serious adverse event of myelodysplasia syndrome, or MDS, was reported in a patient treated with LentiGlobin for SCD, for which there was no evidence of lentiviral-mediated oncogenesis, however MDS is a known risk of certain myeloablative regimens, and other patients receiving our product or product candidates may develop MDS in the future, which may negatively impact the commercial prospects of our product or product candidates. Additionally, our product and any future products, or procedures associated with the administration of our product or collection of patients' cells, could potentially cause other adverse events that have not yet been predicted. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using, or the progression of their disease. Any of these events could impair our ability to commercialize our product and any future products and the commercial potential of our products will be materially and negatively impacted.
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
Risks related to our reliance on third parties
We are dependent on BMS for the successful development and commercialization of ide-cel and bb21217. If BMS does not devote sufficient resources to the development of ide-cel and bb21217, is unsuccessful in its efforts, or chooses to terminate its agreements with us, our business will be materially harmed.
We are co-developing and co-promoting ide-cel in the United States with BMS under our amended and restated co-development and co-promotion agreement with BMS, or the Ide-cel CCPS. Under the Ide-cel CCPS, we and BMS share the obligation to develop and commercialize ide-cel in the United States, and we will be solely dependent on BMS to develop and commercialize ide-cel outside of the United States. In addition, we have exclusively licensed to BMS the right to develop and commercialize the bb21217 product candidate, and we retain an option to co-develop and co-promote bb21217 in the United States under our license agreement with BMS. With respect to bb21217, we are responsible for completing the ongoing CRB-402 study, but BMS is responsible for further clinical development and commercialization costs, unless we choose to exercise our option to co-develop and co-promote bb21217 in the United States. If we exercise our option to co-develop and co-promote bb21217 in the United States, we and BMS will share the obligation to develop and commercialize bb21217 in the United States, and we will be solely dependent on BMS to develop and commercialize bb21217 outside of the United States.
In our partnership with BMS, BMS is obligated to use commercially reasonable efforts to develop and commercialize ide-cel and bb21217. BMS may determine however, that it is commercially reasonable to de-prioritize or discontinue the development of ide-cel and bb21217. These outcomes may occur for many reasons, including internal business reasons (including due to the existence of other BMS programs that are potentially competitive with ide-cel and bb21217), results from clinical trials or because of unfavorable regulatory feedback. Further, on review of the safety and efficacy data, the FDA may impose requirements on one or both of the programs that render them commercially nonviable. In addition, under our agreements with BMS, BMS has certain decision-making rights in determining the development and commercialization plans and activities for the programs. We may disagree with BMS about the development strategy it employs, but we will have limited rights to impose our development strategy on BMS. Similarly, BMS may decide to seek marketing approval for, and limit commercialization of, ide-cel or bb21217 to narrower indications than we would pursue. More broadly, if BMS elects to discontinue the development of ide-cel or bb21217, we may be unable to advance the product candidate ourselves. We would also be prevented from developing or commercializing another CAR T cell-based product candidate that targets BCMA outside of our collaboration with BMS.
This partnership may not be scientifically or commercially successful for us due to a number of important factors, including the following:
•BMS has wide discretion in determining the efforts and resources that it will apply to its partnership with us. The timing and amount of any development milestones, and downstream commercial profits, milestones and royalties that we may receive under such partnership will depend on, among other things, BMS’s efforts, allocation of resources and successful development and commercialization of ide-cel, bb21217 and other product candidates that are the subject of its collaboration with us.
•BMS may develop and commercialize, either alone or with others, products that are similar to or competitive with ide-cel, bb21217 and other product candidates that are the subject of its collaboration with us. For example, BMS is currently commercializing a number of its existing products, including lenalidomide and pomalidomide, for certain patients with relapsed and refractory multiple myeloma and is also developing JCAR-H125, another CAR-T product candidate targeting BCMA that it obtained through its acquisition of Juno Therapeutics, Inc. in March 2018.
•BMS may terminate its partnership with us without cause and for circumstances outside of our control, which could make it difficult for us to attract new strategic partners or adversely affect how we are perceived in scientific and financial communities.
•BMS may develop or commercialize our product candidates in such a way as to elicit litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential liability.
•BMS may not comply with all applicable regulatory requirements, or may fail to report safety data in accordance with all applicable regulatory requirements.

•If BMS were to breach its arrangements with us, we may need to enforce our right to terminate the agreement in legal proceedings, which could be costly and cause delay in our ability to receive rights back to the relevant product candidates. If we were to terminate an agreement with BMS due to BMS's breach or BMS terminated the agreement without cause, the development and commercialization of ide-cel or bb21217 product candidates that are the subject of its collaboration with us could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of these product candidates on our own if we choose not to, or are unable to, enter into a new collaboration for these product candidates.
BMS may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or other change in control, which could divert the attention of its management and adversely affect BMS’s ability to retain and motivate key personnel who are important to the continued development of the programs under the strategic partnership with us. In addition, the third-party to any such transaction could determine to reprioritize BMS’s development programs such that BMS ceases to diligently pursue the development of our programs and/or cause the respective collaboration with us to terminate. There is no guarantee that BMS will place the same emphasis on the collaboration or on the development and commercialization of the ide-cel or bb21217 product candidates following the completion of its acquisition of Celgene in November 2019. The acquisition of Celgene by BMS may result in organizational and personnel changes, shifts in business focus or other developments that may have a material adverse effect on our collaboration.
We rely on third parties to conduct some or all aspects of our lentiviral vector production, drug product manufacturing, and testing, and these third parties may not perform satisfactorily.
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
Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the products ourselves, including:
•the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•reduced control as a result of using third-party manufacturers for all aspects of manufacturing activities;
•the risk that these activities are not conducted in accordance with our study plans and protocols;
•termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us; and
•disruptions to the operations of our third-party manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier.
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
Because we rely on third parties to manufacture our vectors and our drug products, and because we collaborate with various organizations and academic institutions on the advancement of our gene therapy platform, we must, at times, share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, such as trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have a material adverse effect on our business.
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
We have incurred net losses in each year since our inception in 1992, including net losses of $789.6 million for the year ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $2.28 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We do not expect to generate any product revenues until the first half of 2020 from ZYNTEGLO in the European Union for the treatment of adult and adolescent patients with TDT who do not have a β0/β0 genotype. Following marketing approval, our future revenues will depend upon the size of any markets in which our product and any future products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our product and any future products in those markets.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
•continue our research and preclinical and clinical development of our product candidates, including ide-cel, which we are co-developing with BMS;
•establish capabilities to support our commercialization efforts, including establishing a sales, marketing and distribution infrastructure in the United States and Europe, and to commercialize ZYNTEGLO and any other products for which we may obtain marketing approval;
•obtain, build and expand manufacturing capacity, including capacity at third-party manufacturers and our own manufacturing facility;
•initiate additional research, preclinical, clinical or other programs as we seek to identify and validate additional product candidates;
•acquire or in-license other product candidates and technologies;
•maintain, protect and expand our intellectual property portfolio;
•attract and retain skilled personnel; and
•experience any delays or encounter issues with any of the above.
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
Our ability to generate revenues and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory, pricing and reimbursement approvals necessary to commercialize our product and any future products. Our ability to generate revenues from product sales depends heavily on our success in:
•completing research and preclinical and clinical development of our product candidates;
•seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical studies;
•developing a sustainable, commercial-scale, reproducible, and transferable manufacturing process for our vectors and drug products;
•establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products and services to support clinical development for our product candidates and commercial demand for any approved product;
•launching and commercializing any approved product, either by collaborating with a partner or, if launched independently, by establishing a field-based team, marketing and distribution infrastructure;
•obtaining sufficient pricing and reimbursement for any approved product from private and governmental payers;
•obtaining market acceptance and adoption of any approved product and gene therapy as a viable treatment option;
•addressing any competing technological and market developments;
•negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter; and
•maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how.
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
We are currently advancing our programs in β-thalassemia, SCD, CALD, and multiple myeloma through clinical development and other product candidates through preclinical development. Developing and commercializing gene therapy products is expensive, and we expect our research and development expenses and our commercialization expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates and progress our commercialization efforts.
As of December 31, 2019, our cash, cash equivalents and marketable securities were $1.24 billion. We expect cash, cash equivalents, and marketable securities, anticipated collaboration payments, and payments from sales of our current and potential future product candidates to fund planned operations into the second half of 2021. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to obtain marketing approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.
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
If the estimates we make, or the assumptions on which we rely, in preparing our consolidated financial statements are incorrect, our actual results may vary from those reflected in our projections and accruals.
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
Further, from time to time we issue financial guidance relating to our expectations for our cash, cash equivalents, and marketable securities available for operations, which guidance is based on estimates and the judgment of management. If, for any reason, our expenses differ materially from our guidance or we utilize our cash more quickly than anticipated, we may have to adjust our publicly announced financial guidance. If we fail to meet, or if we are required to change or update any element of, our publicly disclosed financial guidance or other expectations about our business, our stock price could decline.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the recent approval by the European Commission of ZYNTEGLO and the absence of historical sales data, our product sales will be difficult to predict from period to period.
In addition, we have entered into licensing and collaboration agreements with other companies that include research and development funding and milestone payments to us, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will also depend on research and development funding and the achievement of development and clinical milestones under our existing collaboration and license agreements, including, in particular, our collaborations with BMS and Regeneron, as well as entering into potential new collaboration and license agreements. These payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next.
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
Risks related to our business operations
We are commercializing ZYNTEGLO outside of the United States, and therefore we will be subject to the risks of doing business outside of the United States.
Because we are commercializing ZYNTEGLO outside of the United States, our business is subject to risks associated with doing business outside of the United States. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:
•efforts to develop an international commercial and supply chain organization may increase our expenses, divert our management’s attention from the acquisition or development of product candidates or cause us to forgo profitable licensing opportunities in these geographies;
•requirements or limitations imposed by a specific country or region on potential qualified treatment centers or other aspects of commercialization applicable to autologous gene therapies such as ours;
•changes in a specific country’s or region’s political and cultural climate or economic condition;
•unexpected changes in foreign laws and regulatory requirements;
•difficulty of effective enforcement of contractual provisions in local jurisdictions;
•inadequate intellectual property protection in foreign countries;
•trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the U.S. Department of Commerce and fines, penalties or suspension or revocation of export privileges;
•the effects of applicable foreign tax structures and potentially adverse tax consequences; and
•significant adverse changes in foreign currency exchange rates, including as a result of the United Kingdom's exit from the European Union on January 31, 2020, or Brexit.
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
As we evolve from a U.S.-based company primarily involved in discovery, preclinical research and clinical development into a company that develops and commercializes multiple drugs with an international presence, we will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.
We received conditional marketing authorization for our first product in 2019 and are launching ZYNTEGLO to treat the first patient in the commercial setting in the first half of 2020, which we hope will be the first of a sequence of marketing approvals and commercial launches for multiple products across multiple geographies. As we advance multiple product candidates through late-stage clinical research and plan submissions for marketing authorizations, we are expanding our operations in the United States and Europe. As of December 31, 2019, we had 1,060 full-time employees. As we pursue our development and commercialization strategy, we expect to expand our full-time employee base and to hire more consultants and contractors in the United States and Europe. This expected growth may place a strain on our administrative and operational infrastructure. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.
Even if we receive marketing approval for a product candidate, any approved product will remain subject to regulatory scrutiny.
Even if we obtain marketing approval in a jurisdiction, regulatory authorities may still impose significant restrictions on the indicated uses or marketing of any approved products such as ZYNTEGLO, or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. For example, the FDA typically advises that patients treated with gene therapy undergo follow-up observations for potential adverse events for a 15-year period. Additionally, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
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
If we fail to comply with applicable regulatory requirements following marketing approval for a product, a regulatory agency may:
•issue a warning letter asserting that we are in violation of the law;
•seek an injunction or impose civil or criminal penalties or monetary fines;
•suspend or withdraw marketing approval;

•suspend any ongoing clinical studies;
•refuse to approve a pending marketing application, such as a BLA or supplements to a BLA submitted by us;
•seize product; or
•refuse to allow us to enter into supply contracts, including government contracts.
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
In the United States, the research, manufacturing, distribution, sale, and promotion of drugs and biologic products are subject to regulation by various federal, state, and local authorities in addition to FDA, including CMS, other divisions of the HHS, (e.g., the Office of Inspector General), the United States Department of Justice offices of the United States Attorney, the Federal Trade Commission and state and local governments. Our operations are directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations described in more detail under "Item 1. Business--Government regulation" in our Annual Report. These include the federal Anti-Kickback Statute, federal civil and criminal false claims laws and civil monetary penalty laws (including False Claims Laws), HIPAA, transparency requirements created under the Affordable Care Act, as well as analogous state and foreign laws.
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
In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions In addition to HIPAA, as amended by HITECH, and their respective implementing regulations, California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General will commence enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
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
EU member states, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. In the European Union, the collection and use of personal health data is currently governed by the provisions of the General Data Protection Regulation, or the GDPR. The GDPR, together with the national legislation of the individual EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals for the consent to be considered valid, the transfer of personal data out of the European Economic Area, security breach notifications, the use of third-party processors in connection with the processing of the personal data, confidentiality of the personal data, as well as substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the European Union. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any activities falling within the scope of the GDPR. Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.
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
The use of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients participating in clinical trials, consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product or product candidates. There is a risk that our product or product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•impairment of our business reputation;
•withdrawal of clinical study participants;

•costs due to related litigation;
•distraction of management’s attention from our primary business;
•substantial monetary awards to patients or other claimants;
•the inability to develop our product candidates or commercialize any approved product; and
•decreased demand for any approved product.
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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, expanded the types of entities eligible for the 340B drug discount program, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. Various portions of the Affordable Care Act are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. Additionally, the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the Affordable Care Act. It is unclear whether the Affordable Care Act will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the Affordable Care Act would have on our business
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2025 unless Congress takes additional action. These reductions were extended through 2029 through subsequent legislative amendments. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Act of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was passed in the House of Representatives on December 12, 2019 and sent to the Senate, and would require the Department of Health and Human Services (HHS) to directly negotiate drug prices with manufacturers. It is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payers.
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
Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us. These events could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents.

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
In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, and information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.
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
In many cases, patent prosecution of our licensed technology is controlled solely by the licensor. If our licensors fail to obtain and maintain patent or other protection for the proprietary intellectual property we license from them, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, and our competitors could market competing products using the intellectual property. In certain cases, we control the prosecution of patents resulting from licensed technology. In the event we breach any of our obligations related to such prosecution, we may incur significant liability to our licensing partners. Licensing of intellectual property is of critical importance to our business and involves complex legal, business and scientific issues and is complicated by the rapid pace of scientific discovery in our industry. Disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our collaborative development relationships;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
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
We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We have had in the past, and we may also have in the future, ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
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
As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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
The market price of our common stock may be volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:
•adverse results or delays in preclinical or clinical studies;
•reports of adverse events in our product, product candidates or other gene therapy products, or in clinical studies of such products;

•inability to obtain additional funding;
•any delay in filing an IND, MAA or BLA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND, MAA or BLA;
•failure to successfully manage the commercial launch of ZYNTEGLO, or our product candidates following marketing approval, including failure to manage our supply chain operations in the coordination and delivery of drug product to patients at qualified treatment centers;
•failure to obtain sufficient pricing and reimbursement for ZYNTEGLO or our product candidates from private and governmental payers;
•failure to obtain market acceptance and adoption of ZYNTEGLO or any other potential product following marketing approval;
•failure to maintain our existing strategic collaborations or enter into new collaborations;
•failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•changes in laws or regulations applicable to future products;
•inability to obtain adequate product supply for ZYNTEGLO or our product candidates or the inability to do so at acceptable prices;
•adverse regulatory decisions;
•introduction of new products, services or technologies by our competitors;
•failure to meet or exceed financial projections we may provide to the public;
•failure to meet or exceed the financial projections of the investment community;
•the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our strategic collaboration partner or our competitors;
•disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•additions or departures of key scientific or management personnel;
•significant lawsuits, including patent or stockholder litigation;
•changes in the market valuations of similar companies;
•sales of our common stock by us or our stockholders in the future; and
•trading volume of our common stock.
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
Our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and by-laws, include provisions that:
•authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;
•create a classified board of directors whose members serve staggered three-year terms;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of our board of directors, our chief executive officer or our president;
•prohibit stockholder action by written consent;
•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
•provide that our directors may be removed only for cause;

•provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•specify that no stockholder is permitted to cumulate votes at any election of directors;
•expressly authorize our board of directors to modify, alter or repeal our amended and restated by-laws; and
•require supermajority votes of the holders of our common stock to amend specified provisions of our amended and restated certificate of incorporation and amended and restated by-laws.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Below is a summary of our owned and leased properties as of December 31, 2019:
Massachusetts
Our corporate headquarters encompasses approximately 253,108 square feet of office and laboratory space and is located at 60 Binney Street, Cambridge, Massachusetts. The lease commenced on October 1, 2016 and will continue until March 31, 2027. We have the option to extend the 60 Binney Street lease for two successive five-year terms.
In April 2019, we entered into a sublease agreement for approximately 267,278 square feet of office space located at 50 Binney Street, Cambridge, Massachusetts. The lease will commence when the space is available for use, which is anticipated to be in the second half of 2021, and is expected to terminate on December 31, 2030.
Washington
We lease office and laboratory space in Seattle, Washington, totaling approximately 58,314 square feet. The lease commenced on January 1, 2019 and will continue through April 2028. We have the option to extend the lease for one five-year term.
North Carolina
In November 2017, we purchased a 125,000 square foot manufacturing facility located in Durham, North Carolina to provide manufacturing capacity for lentiviral vector in support of our current and planned gene and cell therapies.
Switzerland
Our European headquarters encompasses 1,136 square meters of office space and is located in Zug, Switzerland. The lease for our European headquarters commenced on January 1, 2019 and will continue for 60 months with the option to renew for 2 successive 60 month terms.
We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2019, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. We believe no governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been traded on the Nasdaq Global Select Market under the symbol “BLUE.”  On February 13, 2020, the last reported sale price for our common stock on the Nasdaq Global Select Market was $89.50 per share.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2014 and December 31, 2019, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2014 of our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.
Holders
As of February 13, 2020, there were approximately 9 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
We derived the consolidated financial data for the years ended December 31, 2019, 2018 and 2017 and as of December 31, 2019 and 2018 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived the consolidated financial data for the years ended December 31, 2016 and 2015 and as of December 31, 2017, 2016 and 2015 from our audited consolidated financial statements that are not included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected in future periods.

	Year ended December 31,
	2019	2018 (2)	2017 (1) (2)	2016 (1) (2)	2015 (1) (2)
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue:
Collaboration revenue	$36,469	$52,353	$22,207	$6,155	$14,079
License and royalty revenue	8,205	2,226	13,220	—	—
Total revenues	44,674	54,579	35,427	6,155	14,079
Operating expenses:
Research and development	582,413	448,589	273,040	204,775	134,038
Selling, general and administrative	271,362	174,129	93,550	65,119	46,209
Cost of license and royalty revenue	2,978	885	1,527	—	—
Change in fair value of contingent consideration	2,747	2,999	(525)	4,091	2,869
Total operating expenses	859,500	626,602	367,592	273,985	183,116
Loss from operations	(814,826)	(572,023)	(332,165)	(267,830)	(169,037)
Interest income (expense), net	34,761	14,624	(2,001)	3,782	1,591
Other (expense) income, net	(10,088)	1,961	(1,267)	(71)	723
Income tax benefit (expense)	545	(187)	(210)	612	(60)
Net loss	$(789,608)	$(555,625)	$(335,643)	$(263,507)	$(166,783)
Net loss per share - basic and diluted	$(14.31)	$(10.68)	$(7.71)	$(7.07)	$(4.81)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	55,191	52,032	43,535	37,284	34,669
(1)Effective January 1, 2018, the Company adopted Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers ("Topic 606") using the modified retrospective transition method.  Therefore, amounts disclosed for collaboration revenue and research and development expense in the table above pertaining to the years ended December 31, 2017, 2016, and 2015 are presented under previous accounting guidance and are therefore not comparable to the amounts disclosed for the years ended December 31, 2019 and 2018 under Topic 606.
(2)Effective January 1, 2019, the Company adopted Accounting Standards Codification, Topic 842, Leases ("Topic 842") using the required modified retrospective transition method. Therefore, amounts disclosed in the table above pertaining to the years ended December 31, 2018, 2017, 2016, and 2015 are presented under previous accounting guidance and are therefore not comparable to the amounts disclosed for the year ended December 31, 2019 under Topic 842. For further information regarding the adoption of Topic 842 and the impact on our consolidated financial statements, refer to Note 2, Summary of significant accounting policies and basis of presentation, in the Notes to Consolidated Financial Statements.

	As of December 31,
	2019	2018 (1)	2017 (1)	2016 (1)	2015 (1)
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents and marketable securities	$1,237,966	$1,891,427	$1,614,302	$884,830	$865,763
Total assets	1,727,424	2,242,844	1,900,567	1,118,122	1,002,337
Total current liabilities	223,580	146,431	95,612	74,533	40,368
Total long-term liabilities	218,851	211,343	181,523	174,149	111,473
Total stockholders' equity	$1,284,993	$1,885,070	$1,623,432	$869,440	$850,496
(1)Effective January 1, 2019, the Company adopted Accounting Standards Codification, Topic 842, Leases ("Topic 842") using the required modified retrospective transition method. Therefore, amounts disclosed in the table above pertaining to the years ended December 31, 2018, 2017, 2016, and 2015 are presented under previous accounting guidance and are therefore not comparable to the amounts disclosed for the year ended December 31, 2019 under Topic 842. For further information regarding the adoption of Topic 842 and the impact on our consolidated financial statements, refer to Note 2, Summary of significant accounting policies and basis of presentation, in the Notes to Consolidated Financial Statements.

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
Overview
We are a biotechnology company committed to researching, developing, and commercializing potentially transformative gene therapies for severe genetic diseases and cancer. We have built an integrated product platform with broad therapeutic potential in a variety of indications based on our lentiviral gene addition platform, gene editing and cancer immunotherapy capabilities. We believe that gene therapy for severe genetic diseases has the potential to change the way patients living with these diseases are treated by addressing the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our gene therapy programs include LentiGlobin for β-thalassemia; LentiGlobin for SCD; and Lenti-D for CALD. Our programs in oncology are focused on developing novel T cell-based immunotherapies, including CAR and TCR T cell therapies. bb2121 (idecabtagene vicleucel, or ide-cel), and bb21217 are CAR-T cell product candidates for the treatment of multiple myeloma and partnered under our collaboration arrangement with Bristol-Myers Squibb, or BMS.

We are commercializing ZYNTEGLO in the European Union and expect to begin to generate product revenue in the first half of 2020. We are engaged with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, in discussions regarding our proposed development plans for ZYNTEGLO in patients with TDT and a β0/β0 genotype. We are engaged with the FDA in discussions regarding the requirements and timing for providing certain information regarding various release assays for LentiGlobin for β-thalassemia, and subject to these ongoing discussions, we are currently planning to complete the BLA submission in the second half of 2020.

We are engaged with the FDA and EMA in discussions regarding our proposed development plans, and anticipate a potential first submission in 2022 for marketing approval of LentiGlobin for the treatment of patients with SCD on the basis of our clinical data from our ongoing HGB-206 and HGB-210 studies.
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
In collaboration with BMS (which acquired Celgene in November 2019), we are developing ide-cel and the bb21217 product candidates as treatments for multiple myeloma, a hematologic malignancy that develops in the bone marrow and is fatal if untreated. We are co-developing and co-promoting ide-cel in the United States with BMS and we have exclusively licensed to BMS the development and commercialization rights for ide-cel outside of the United States. We and BMS anticipate a potential first submission in the first half of 2020 for regulatory approval of ide-cel as a treatment for relapsed and refractory multiple myeloma. We have exclusively licensed the development and commercialization rights for the bb21217 product candidate to BMS, with an option for us to elect to co-develop and co-promote bb21217 within the United States.
Since our inception in 1992, we have devoted substantially all of our resources to our development efforts relating to our product candidates, including activities to manufacture product candidates in compliance with good manufacturing practices, or GMP, to conduct clinical studies of our product candidates, to provide selling, general and administrative support for these operations and to protect our intellectual property. We have not generated any revenue from product sales. We have funded our operations primarily through the sale of common stock in our public offerings, private placements of preferred stock and warrants and through collaborations.
As of December 31, 2019, we had cash, cash equivalents and marketable securities of approximately $1.24 billion. We have never been profitable and have incurred net losses in each year since inception. Our net losses were $789.6 million for the year ended December 31, 2019 and our accumulated deficit was $2.28 billion as of December 31, 2019. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:
•conduct clinical studies for our clinical programs in β-thalassemia, SCD, and ALD, fund our share of the costs of clinical studies for our program in multiple myeloma in collaboration with BMS, and advance our preclinical programs into clinical development;
•increase research and development-related activities for the discovery and development of product candidates in severe genetic diseases and oncology;
•continue our research and development efforts internally and through our collaborations with external partners, such as with Regeneron;
•manufacture clinical study materials and establish the infrastructure necessary to support and develop large-scale manufacturing capabilities;
•seek regulatory approval for our product candidates;
•add personnel to support our product development and commercialization efforts; and
•increase activities associated with the commercial launch of ZYNTEGLO in multiple markets.
We do not expect to generate revenue from product sales until the first half of 2020. While we are in the process of completing construction and qualification of our internal lentiviral vector manufacturing capacity, currently all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we seek to obtain regulatory approval for our product candidates and begin to commercialize ZYNTEGLO, we expect to incur significant commercialization expenses, in addition to our significant and increasing research and development expenses, as we prepare for product sales, marketing, manufacturing, and distribution. Accordingly, until we generate significant revenues from product sales, we will seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.
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
To date, our collaboration revenue has been primarily generated from our collaboration arrangement with BMS. The terms of the arrangement with respect to ide-cel contain multiple promised goods or services, which include at inception: (i) research and development services, (ii) a license to ide-cel, and (iii) manufacture of vectors and associated payload for incorporation into ide-cel under the license.  As of September 2017, the collaboration also included the following promised goods or services with respect to bb21217: (i) research and development services, (ii) a license to bb21217, and (iii) manufacture of vectors and associated payload for incorporation into bb21217 under the license.  In March 2018, we entered into an agreement with BMS to co-develop and co-promote ide-cel in which both parties will share equally in U.S. costs and profits. Collaboration revenue is recognized as the performance obligations are satisfied.
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
•employee-related expenses, including salaries, benefits, travel and stock-based compensation expense;
•expenses incurred under agreements with CROs and clinical sites that conduct our clinical studies;
•costs of acquiring, developing, and manufacturing inventory, which includes pre-launch inventory;
•reimbursable costs to our partners for collaborative activities;
•facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, information technology, insurance, and other supplies in support of research and development activities;
•costs associated with our research platform and preclinical activities;
•milestones and upfront license payments to acquire and maintain intellectual property rights pertaining to aspects of our technologies;
•costs associated with our regulatory, quality assurance and quality control operations; and
•amortization of certain intangible assets.
Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may not succeed in achieving regulatory approval for all of our product candidates. The duration, costs, and timing of clinical studies and development of our product candidates will depend on a variety of factors, any of which could mean a significant change in the costs and timing associated with the development of our product candidates including:
•the advancement of our preclinical programs into clinical development;

•the scope, rate of progress, and expense of our ongoing as well as any additional clinical studies and other research and development activities we undertake;
•future clinical study results;
•uncertainties in clinical study enrollment rates;
•changing standards for regulatory approval; and
•the timing and receipt of any regulatory approvals.
We plan to increase our research and development expenses for the foreseeable future as we continue to conduct our clinical development programs in β-thalassemia, SCD, CALD, and multiple myeloma (including funding our share of the costs in our collaboration with BMS), advance our preclinical programs in severe genetic diseases and oncology into clinical development, and continue the research and discovery of new product candidates in the fields of severe genetic diseases and oncology. Our research and development expenses include expenses associated with the following activities:
•Northstar-2 Study (HGB-207) – a multi-site, international phase 3 study to examine the safety and efficacy of LentiGlobin for TDT in the treatment of patients with TDT and a non-β0/β0 genotype.
•Northstar-3 Study (HGB-212) – a multi-site, international phase 3 study to examine the safety and efficacy of LentiGlobin for TDT in the treatment of patients with TDT and a β0/β0 genotype or an IVS-I-110 mutation.
•HGB-206 study – a multi-site phase 1/2 study in the United States to study the safety and efficacy of LentiGlobin for SCD in the treatment of patients with SCD.
•HGB-210 study – our multi-site, international phase 3 study of LentiGlobin for SCD in the treatment of patients with SCD and a history of vaso-occlusive events.
•HGB-211 study - our planned multi-site phase 3 study of LentiGlobin for SCD in the treatment of patients with SCD and elevated stroke risk We plan to initiate this study in 2020.
•Starbeam Study (ALD-102) – a multi-site, international phase 2/3 study to examine the safety and efficacy of our Lenti-D product candidate in the treatment of patients with CALD.
•ALD-104 study – our multi-site, international phase 3 study to examine the safety and efficacy of our Lenti-D product candidate in the treatment of patients with CALD after myeloablative conditioning using busulfan and fludarabine .
•CRB-401 study – an open label, single-arm, multi-center, phase 1 study to examine the safety and efficacy of ide-cel in the treatment of patients with relapsed and refractory multiple myeloma.
•KarMMA study – an open label, single-arm, multi-center phase 2 study to examine the efficacy and safety of ide-cel in the treatment of patients with relapsed and refractory multiple myeloma.
•KarMMa-2 study – a multi-cohort, open-label, multicenter phase 2 study to examine the safety and efficacy of ide-cel in the treatment of patients with relapsed and refractory multiple myeloma and in high-risk multiple myeloma.
•KarMMa-3 study – a multicenter, randomized, open-label phase 3 study comparing the efficacy and safety of ide-cel versus standard triplet regimens in patients with relapsed and refractory multiple myeloma.
•KarMMa-4 study –, a multi-cohort, open-label, multicenter phase 1 study intended to determine the optimal target dose and safety of ide-cel in subjects with newly-diagnosed multiple myeloma.
•CRB-402 study – an open label, single-arm, multicenter, phase 1 study to examine the safety and efficacy of the bb21217 product candidate in the treatment of patients with relapsed and refractory multiple myeloma.
•Costs related to the manufacture of clinical study materials in support of our clinical studies.
•Support for strategic collaborations in early pipeline activities, including in our severe genetic disease and oncology programs.
•Support for academic collaborations in early pipeline activities, including investigator-initiated proof-of-concept clinical trials in our severe genetic disease and oncology programs.
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

	Year ended December 31,
	2019	2018	2017
	(in thousands)
LentiGlobin (including ZYNTEGLO)(1)	$124,692	$125,058	$85,710
Lenti-D	40,352	38,244	16,223
Ide-cel	121,182	75,667	32,144
bb21217(2)	19,827	15,624	7,402
Preclinical programs(2)	49,700	50,115	40,167
Total direct research and development expense	355,753	304,708	181,646
Employee- and contractor-related expenses	52,617	35,697	23,698
Stock-based compensation expense	80,139	54,422	26,633
Platform-related expenses	19,229	18,187	15,414
Facility expenses	67,274	32,158	24,700
Other expenses	7,401	3,417	949
Total other research and development expenses	226,660	143,881	91,394
Total research and development expense	$582,413	$448,589	$273,040
(1) Following our receipt of conditional approval for the marketing authorization of ZYNTEGLO by the European Commission in June 2019, all manufacturing costs associated with the production of LentiGlobin for use in the commercial sale of ZYNTEGLO in the European Union will be evaluated for capitalization as inventory on our consolidated balance sheets.
(2) The costs associated with our bb21217 program were included in preclinical programs in the table shown above through June 30, 2017. The costs associated with our bb21217 program are presented separately in the table above beginning in the third quarter of 2017 as we initiated the first clinical study for bb21217 in the third quarter of 2017.
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development, commercial, information technology, and human resource functions. Other selling, general and administrative expenses include facility-related costs, professional fees for accounting, tax, legal and consulting services, directors’ fees and expenses associated with obtaining and maintaining patents.
We anticipate that our selling, general and administrative expenses, including payroll and sales and marketing expenses, will increase in the future as we increase our headcount and continue to develop and commercialize our product candidates.
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

As of December 31, 2019, there are $120.0 million in future contingent cash payments, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $8.0 million as of December 31, 2019, all of which is classified as a non-current liability on our consolidated balance sheet.
Interest income (expense), net
For the year ended December 31, 2019, interest income (expense), net consists primarily of interest income earned on investments. For the years ended December 31, 2018 and 2017, interest income (expense), net consisted primarily of interest income earned on investments and interest expense on the financing lease obligation for our headquarters at 60 Binney Street in Cambridge, Massachusetts. Upon adoption of ASU 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”) on January 1, 2019, we de-recognized the financing lease obligation and, as a result, no longer recognize interest expense associated with the financing lease obligation. Please refer to Note 2, Summary of significant accounting policies and basis of presentation, and Note 8, Leases, in the Notes to Consolidated Financial Statements for further information.
Other (expense) income, net
Other (expense) income, net consists primarily of unrealized gains and losses on equity securities, gains and losses on disposal of fixed assets, realized gains and losses on debt securities, and gains and losses on foreign currency transactions.
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

Collaboration revenue
To date, collaboration revenue has been primarily generated from our collaboration arrangement with BMS, which was originally entered into in March 2013 and was subsequently amended in June 2015, as further described in Note 11, Collaborative arrangements in the Notes to Consolidated Financial Statements.  In August 2018, we entered into a collaboration arrangement with Regeneron, and began recognizing collaboration revenue under this arrangement in the fourth quarter of 2018.
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
The recognition of collaboration revenue (expense) requires management judgment due to the fact that the terms of our collaboration arrangements are complicated and the nature of the collaborative activities change over time. This process includes the identification of costs that we incur that relate to each particular collaboration arrangement, evaluating the nature of these costs (for example, whether the costs relate to a particular geography or territory or whether the costs relate to clinical or commercial activities), and applying the terms of the respective collaborative arrangement to determine the portion of such costs that are the responsibility of the collaboration partner, which in certain circumstances requires significant judgment.
Leases
Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), (“ASU 2016-02” or “ASC 842”), using the required modified retrospective approach and utilizing the effective date as the date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).
At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. We do not have material financing leases.
Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, we utilize our incremental borrowing rate to discount lease payments, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. To estimate our incremental borrowing rate, a credit rating applicable to us is estimated using a synthetic credit rating analysis since we do not currently have a rating agency-based credit rating. Prospectively, we will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.
We have elected not to recognize leases with an original term of one year or less on the balance sheet. We typically only includes an initial lease term in our assessment of a lease arrangement. Options to renew a lease are not included in our assessment unless there is reasonable certainty that we will renew.
Assumptions that we made at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

ASC 842 transition practical expedients and application of transition provisions to leases at the transition date
We elected the following practical expedients, which must be elected as a package and applied consistently to all of our leases at the transition date (including those for which we are a lessee or a lessor): i) we did not reassess whether any expired or existing contracts are or contain leases; ii) we did not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with ASC 840 are classified as operating leases, and all existing leases that were classified as capital leases in accordance with ASC 840 are classified as finance leases); and iii) we did not reassess initial direct costs for any existing leases.
For leases that existed prior to the date of initial application of ASC 842 (which were previously classified as operating leases), a lessee may elect to use either the total lease term measured at lease inception under ASC 840 or the remaining lease term as of the date of initial application of ASC 842 in determining the period for which to measure its incremental borrowing rate. In transition to ASC 842, we utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates.
Application of ASC 842 policy elections to leases post adoption
We have made certain policy elections to apply to our leases executed post adoption, or subsequent to January 1, 2019, as further described below.
In accordance with ASC 842, components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.
Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. We have elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.
ASC 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. We apply the bright line thresholds referenced in ASC 842-10-55-2 to assist in evaluating leases for appropriate classification. The aforementioned bright lines are applied consistently to our entire portfolio of leases.
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
We recognize expenses related to clinical studies based on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical study milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period and adjust accordingly.
Other examples of estimated accrued research and development expenses include fees paid to:
•investigative sites in connection with clinical studies;
•vendors in connection with preclinical development activities; and
•vendors related to the development, manufacturing, and distribution of clinical trial materials.

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
Recent accounting pronouncements
See Note 2, Summary of significant accounting policies and basis of presentation, in the Notes to Consolidated Financial Statements for a description of recent accounting pronouncements applicable to our business.

Results of Operations
Comparison of the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018	Change
	(in thousands)
Revenue:
Collaboration revenue	$36,469	$52,353	$(15,884)
License and royalty revenue	8,205	2,226	5,979
Total revenues	44,674	54,579	(9,905)
Operating expenses:
Research and development	582,413	448,589	133,824
Selling, general and administrative	271,362	174,129	97,233
Cost of license and royalty revenue	2,978	885	2,093
Change in fair value of contingent consideration	2,747	2,999	(252)
Total operating expenses	859,500	626,602	232,898
Loss from operations	(814,826)	(572,023)	(242,803)
Interest income (expense), net	34,761	14,624	20,137
Other (expense) income, net	(10,088)	1,961	(12,049)
Loss before income taxes	(790,153)	(555,438)	(234,715)
Income tax benefit (expense)	545	(187)	732
Net loss	$(789,608)	$(555,625)	$(233,983)
Revenue. Total revenue was $44.7 million for the year ended December 31, 2019, compared to $54.6 million for the year ended December 31, 2018. The decrease of $9.9 million was primarily attributable to a decrease in collaboration revenue recognized for the ide-cel license and manufacturing services under our agreement with BMS. This decrease was partially offset by an increase in license and royalty revenue and an increase in collaboration revenue under our agreement with Regeneron.
Research and development expenses. Research and development expenses were $582.4 million for the year ended December 31, 2019, compared to $448.6 million for the year ended December 31, 2018. The increase of $133.8 million was primarily attributable to the following:
•$66.1 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in research and development headcount to support overall growth, including an increase of $25.7 million in stock-based compensation expense. Refer to Note 14, Stock-based compensation, in the Notes to Consolidated Financial Statements for discussion of stock-based compensation expense recognized on the performance-based restricted stock units;
•$34.8 million of increased IT and facility related costs, which includes the impact of adopting ASU 2016-02;
•$26.3 million of increased collaboration research funding costs;
•$13.1 million of increased laboratory expenses, material production, and other platform costs;
•$9.7 million of increased research consulting and medical research costs; and
•$3.6 million of increased clinical trial costs.
These increased costs were partially offset by $20.6 million of decreased license and milestone fees.
Selling, general and administrative expenses. Selling, general and administrative expenses were $271.4 million for the year ended December 31, 2019, compared to $174.1 million for the year ended December 31, 2018. The increase of $97.2 million was primarily due to the following:
•$65.3 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in selling, general, and administrative headcount to support overall growth, including an increase of $24.1 million in stock-based compensation expense. Refer to Note 14, Stock-based compensation, in the Notes to

Consolidated Financial Statements for discussion of stock-based compensation expense recognized on the performance-based restricted stock units;
•$18.4 million of increased costs related to commercial-readiness activities; and
•$13.2 million of increased consulting fees.
Cost of license and royalty revenue. Cost of license and royalty revenue was $3.0 million for the year ended December 31, 2019, compared to $0.9 million for the year ended December 31, 2018.  The increase is attributable to increased royalty revenue in the same periods.
Change in fair value of contingent consideration. The change in fair value of contingent consideration is driven by changes in assumptions related to estimated milestone achievement dates or probabilities of achievement.
Interest income (expense), net. The change in interest income (expense), net was primarily related to increased interest income earned on investments, as well as a decrease in interest expense incurred due to the de-recognition of the financing lease obligation associated with our corporate headquarters at 60 Binney Street related to the adoption of ASU 2016-02 on January 1, 2019.
Other (expense) income, net. The change in other (expense) income, net was primarily related to changes in fair value on equity securities.
Comparison of the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration revenue	$52,353	$22,207	$30,146
License and royalty revenue	2,226	13,220	(10,994)
Total revenues	54,579	35,427	19,152
Operating expenses:
Research and development	448,589	273,040	175,549
Selling, general and administrative	174,129	93,550	80,579
Cost of license and royalty revenue	885	1,527	(642)
Change in fair value of contingent consideration	2,999	(525)	3,524
Total operating expenses	626,602	367,592	259,010
Loss from operations	(572,023)	(332,165)	(239,858)
Interest income (expense), net	14,624	(2,001)	16,625
Other income (expense), net	1,961	(1,267)	3,228
Loss before income taxes	(555,438)	(335,433)	(220,005)
Income tax benefit (expense)	(187)	(210)	23
Net loss	$(555,625)	$(335,643)	$(219,982)
Revenue. Total revenue was $54.6 million for the year ended December 31, 2018, compared to $35.4 million for the year ended December 31, 2017. The increase of $19.2 million was primarily attributable to collaboration revenue recognized associated with the ide-cel license and manufacturing services under our agreement with BMS, of which $13.9 million is attributable to differences resulting from the application of Topic 606 and ASC 605 to our arrangement with BMS during the year ended December 31, 2018 and 2017, respectively, offset by a decrease in license and royalty revenue.
Research and development expenses. Research and development expenses were $448.6 million for the year ended December 31, 2018, compared to $273.0 million for the year ended December 31, 2017. The increase of $175.5 million was primarily attributable to the following:
•$84.5 million of increased costs incurred for material production, laboratory expenses, and collaboration research;

•$61.1 million of increased employee compensation, benefit, and other headcount related expenses, of which $27.8 million is stock based compensation expense, primarily due to an increase in headcount to support overall growth;
•$17.8 million of increased facility related costs and professional and consulting fees;
•$10.5 million of increased clinical trial-related costs to support the advancement of our clinical programs; and
•$1.3 million of increased license and milestone fees (exclusive of any costs recorded in cost of license and royalty revenue) and increased grants and scholarships.
Selling, general and administrative expenses. Selling, general and administrative expenses were $174.1 million for the year ended December 31, 2018, compared to $93.6 million for the year ended December 31, 2017. The increase of approximately $80.6 million was primarily due to the following:
•$47.4 million of increased employee compensation and benefits, inclusive of $29.8 million of increased stock-based compensation expense;
•$10.1 million of increased commercial-related costs, primarily attributed to market research costs;
•$14.6 million due to increased consultant and professional services expenses;
•$5.7 million in other headcount related costs; and
•$4.3 million of increased office expenses.
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
Liquidity and Capital Resources
As of December 31, 2019, we had cash, cash equivalents and marketable securities of approximately $1.24 billion. We expect cash, cash equivalents, marketable securities, anticipated collaboration payments, and payments from sales of our current and potential future product candidates to fund planned operations into the second half of 2021. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2019, our funds are primarily held in U.S. Treasury securities, U.S. government agency securities, equity securities, certificates of deposit, corporate bonds, commercial paper, and money market accounts.
We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of December 31, 2019, we had an accumulated deficit of $2.28 billion. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources. The likelihood of our long-term success must be considered in light of the expenses, difficulties, and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate. We may never achieve significant revenue or profitable operations.
We have funded our operations principally from the sale of common stock in public offerings and through our collaborations with BMS and Regeneron as outlined below:

•In June 2017, we sold 4.4 million shares of common stock (inclusive of 0.6 million shares of common stock sold by us pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $105.00 per share for aggregate net proceeds to us of $436.8 million.
•In December 2017, we sold 3.2 million shares of common stock (excluding any shares sold by us pursuant to an overallotment option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $185.00 per share for aggregate net proceeds to us of $569.8 million.
•In January 2018, we sold 0.3 million shares of common stock pursuant to the partial exercise of an overallotment option granted to the underwriters in connection with the December 2017 underwritten public offering at a price of $185.00 per share for aggregate net proceeds of $48.7 million.
•In July 2018, we sold 3.9 million shares of common stock through an underwritten public offering at a price of $162.50 per share for aggregate net proceeds to us of $600.6 million.
•In August 2018, we sold 0.4 million shares of common stock to Regeneron in connection with our collaboration arrangement at a price of $238.10 per share for aggregate net proceeds to us of $100.0 million, of which $45.5 million was attributed to a prepayment of joint research activities. See Note 11, Collaborative arrangements, in the Notes to Consolidated Financial Statements for more information.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(564,384)	$(413,426)	$(280,553)
Net cash provided by (used in) investing activities	507,807	(679,435)	(316,630)
Net cash provided by financing activities	21,187	737,692	1,076,174
(Decrease) increase in cash, cash equivalents and restricted cash	$(35,390)	$(355,169)	$478,991
Operating Activities. The net cash used in operating activities was $564.4 million for the year ended December 31, 2019 and primarily consisted of a net loss of $789.6 million adjusted for non-cash items including stock-based compensation of $160.6 million and depreciation and amortization of $17.4 million, as well as the change in our net working capital.
The net cash used in operating activities was $413.4 million for the year ended December 31, 2018 and primarily consisted of a net loss of $555.6 million adjusted for non-cash items including stock-based compensation of $110.8 million and depreciation and amortization of $17.2 million, as well as the change in our net working capital.
The net cash used in operating activities was $280.6 million for the year ended December 31, 2017 and primarily consisted of a net loss of $335.6 million adjusted for non-cash items including stock-based compensation of $53.3 million and depreciation and amortization of $13.5 million, as well as the change in our net working capital.
Investing Activities. Net cash provided by investing activities for the year ended December 31, 2019 was $507.8 million and was primarily due to proceeds from the maturities of available-for-sale marketable securities of $1.34 billion offset by the purchase of $756.6 million of marketable securities and the purchase of $71.0 million of property, plant and equipment.
Net cash used in investing activities for the year ended December 31, 2018 was $679.4 million and was primarily due to the purchase of $1.52 billion of marketable securities and the purchase of $55.7 million of property, plant and equipment offset by proceeds from the maturities of available-for-sale marketable securities of $894.3 million.
Net cash used in investing activities for the year ended December 31, 2017 was $316.6 million and was primarily due to the purchase of $686.2 million of available-for-sale marketable securities and the purchase of $62.2 million of property, plant and equipment offset by proceeds from the maturities of available-for-sale marketable securities of $431.8 million.
Financing Activities: Net cash provided by financing activities for the year ended December 31, 2019 was $21.2 million and was primarily due to net cash proceeds from employee option exercises and ESPP contributions.

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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2019, which excludes potential milestone payments.

	Total	2020	2021 through 2022	2023 through 2024	2025 and after
	(in thousands)
Operating leases	$251,553	$33,257	$66,868	$63,092	$88,336
Contract manufacturing	247,947	129,950	46,907	71,090	—
Total contractual obligations(1)	$499,500	$163,207	$113,775	$134,182	$88,336
(1)We are subject to several in-licenses that include annual license maintenance fee payments and minimum royalties.  The future obligations related to maintenance fee payments and minimum royalties in license agreements are not considered material and are not included in the table above.
Operating leases
60 Binney Street lease
On September 21, 2015, we entered into a lease agreement for office and laboratory space located at 60 Binney Street, Cambridge, Massachusetts.  Under the terms of the lease, starting on October 1, 2016, we leased approximately 253,108 square feet of office and laboratory space at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes. The Company currently maintains a $13.8 million collateralized letter of credit and, subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease to $9.2 million over time. The lease will continue until March 31, 2027.  Pursuant to a work letter entered into in connection with the lease, the landlord contributed an aggregate of $42.4 million toward the cost of construction and tenant improvements for the building.
50 Binney Street sublease
In April 2019, we entered into a sublease agreement for office space located at 50 Binney Street in Cambridge, Massachusetts (the “50 Binney Street Sublease”) to supplement our corporate headquarters located at 60 Binney Street in Cambridge, Massachusetts. Under the terms of the 50 Binney Street Sublease, we will lease 267,278 square feet of office space for $99.95 per square foot, or $26.7 million per year in base rent subject to certain operating expenses, taxes and annual rent increases of approximately 3%. The lease will commence when the space is available for use, which is anticipated to be in the second half of 2021, and end on December 31, 2030, unless we earlier occupy the premises or other conditions specified in the 50 Binney Street Sublease occur. The sublessor has the right to postpone the commencement date until January 1, 2022 by providing us not less than nine months’ prior written notice. Upon signing the 50 Binney Street Sublease, we executed a $40.1 million cash-collateralized letter of credit, which may be reduced in the future subject to the terms of the 50 Binney Street Sublease and certain reduction requirements specified therein. The $40.1 million of cash collateralizing the letter of credit is classified as restricted cash and other non-current assets on our consolidated balance sheets. Payments will commence at the earlier of (i) the date which is 90 days following the commencement date and (ii) the date we take occupancy of all or any portion of the premises. In connection with the execution of the 50 Binney Street Sublease, we also entered into a Purchase Agreement for furniture and equipment (the “Furniture Purchase Agreement”) located on the premises upon lease commencement. Upon execution of the Furniture Purchase Agreement, we made an upfront payment of $7.5 million, all of which was recorded within restricted cash and other non-current assets on our consolidated balance sheets as of December 31, 2019.
Seattle, Washington leases

In July 2018, we entered into a lease agreement for office and laboratory space located in a portion of a building in Seattle, Washington. The lease was amended in October 2018 to increase the total rentable space to approximately 36,126 square feet at $54.00 per square foot in base rent per year, which is subject to scheduled annual rent increases of 2.5% plus certain operating expenses and taxes. The lease commenced on January 1, 2019 and the lease term will continue through January 31, 2027. The Company moved into the facility in June 2019. The lease allowed for a tenant improvement allowance of up to $215.00 per square foot, or approximately $8.0 million. We utilized the $8.0 million tenant improvement allowance and it has been fully reimbursed by the landlord as of December 31, 2019.
In September 2019, we entered into a second amendment to the lease (the “Second Amendment”). The Second Amendment added approximately 22,188 square feet to the existing space and extended the lease term of the entire premises by 16 months, or until April 2028. Fixed monthly rent for the expanded space will be incurred at a rate of $62.80 per square foot per year beginning in January 2021, subject to annual increases of 2.5%. The Second Amendment includes a five-year option to extend the term.
Embedded leases
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
We may terminate this agreement at any time upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. We concluded that this agreement contains an embedded lease as the suites are designated for our exclusive use during the term of the agreement. We concluded that we are not the deemed owner during construction nor is it a capital lease under ASC 840-10, Leases – Overall.  As a result, in prior periods we accounted for the agreement as an operating lease under ASC 840 and recognized straight-line rent expense over the non-cancellable term of the embedded lease. As part of our adoption of ASC 842, effective January 1, 2019, we carried forward the existing lease classification under ASC 840. Additionally, we recorded a right-of-use asset and lease liability for this operating lease on the effective date and are recognizing rent expense on a straight-line basis throughout the remaining term of the embedded lease.
Contingent Consideration Related to Business Combinations
In connection with the Pregenen acquisition, we agreed to make contingent cash payments to the former equity holders of Pregenen. In accordance with accounting guidance for business combinations, these contingent cash payments are recorded as contingent consideration liabilities on our consolidated balance sheets at fair value. During the second quarter of 2017, a $5.0 million preclinical milestone was achieved, which resulted in a $5.0 million payment to the former equityholders of Pregenen during the third quarter of 2017. The aggregate remaining undiscounted amount of contingent consideration potentially payable is $120.0 million. We have not included these payments in the table above because the achievement and timing of these milestones is not fixed and determinable. As of December 31, 2019, and 2018, $8.0 million and $5.2 million, respectively, is reflected as a non-current liability in the consolidated balance sheet, which represents the fair value of our contingent consideration obligations as of this date.
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
Based on our development plans as of December 31, 2019, we may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. Because the achievement of these milestones or sales had not occurred as of December 31, 2019, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments and sales-based royalties are not yet considered contractual obligations as they are contingent upon success.
•Under a license agreement with Inserm-Transfert pursuant to which we license certain patents and know-how for use in adrenoleukodystrophy therapy, we will be required to make payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. The maximum aggregate payments we may be obligated to pay for each of these milestone categories per product is €0.3, €0.2 and €1.6 million, respectively. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits.
•Under a license agreement with Institut Pasteur pursuant to which we license certain patents for use in ex vivo gene therapy, we will be required to make payments per product covered by the in-licensed intellectual property upon the achievement of development and regulatory milestones, depending on the indication and the method of treatment. The maximum aggregate payments we may be obligated to pay for each of these milestone categories per product is €1.5 and €2.0 million, respectively. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits, which varies slightly depending on the indication of the product. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income varying from the low single digits to mid-range double digits depending on the nature of the sublicense and stage of development. We are required to make an annual maintenance payment, which is creditable against royalty payments on a year-by-year basis. On April 1, 2015, we amended this license agreement with Institut Pasteur, which resulted in a payment of €3.0 million that was paid during the second quarter of 2015.  During the year ended December 31, 2019 we paid Institut Pasteur €0.5 million in connection with amounts owed to us by sublicensees and €0.5 million for milestones reached.
•Under a license agreement with the Board of Trustees of the Leland Stanford Junior University, or Stanford, pursuant to which we license the HEK293T cell line for use in gene therapy products, we are required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits that varies with net sales. The royalty is reduced for each third-party license that requires payments by us with respect to a licensed product, provided that the royalty to Stanford is not less than a specified percentage that is less than one percent. We have been paying Stanford an annual maintenance fee, which will be creditable against our royalty payments.
•Under a license agreement with the Massachusetts Institute of Technology, or MIT, pursuant to which we license various patents, we will be required to make a payment of $0.1 million based upon a regulatory filing milestone. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property by us or our sublicensees. The royalty is in the low single digits and is reduced for royalties payable to third parties, provided that the royalty to MIT is not less than a specified percentage that is less than one percent. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income varying from the mid-single digits to low double digits. We are required to pay MIT an annual maintenance fee based on net sales of licensed products, which is creditable against our royalty payments.
•Under a license agreement with Research Development Foundation pursuant to which we license patents that involve lentiviral vectors, we will be required to make payments of $1.0 million based upon a regulatory milestone for each product covered by the in-licensed intellectual property. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits, which is reduced by half if during the ten years following first marketing approval the last valid claim within the licensed patent that covers the licensed product expires or ends.  During the year ended December 31, 2019 we paid Research Development Foundation $1.0 million upon receiving milestones reached for a product covered by in-licensed intellectual property.
•Under a license agreement with Biogen Inc., pursuant to which we license certain patents and patent applications related to our ide-cel and bb21217 product candidates, we will be required to make certain payments related to certain development milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $23.0 million in the aggregate for each licensed product upon the achievement of remaining milestones. Upon commercialization of our products covered by the in-licensed intellectual property, we will be obligated to pay a percentage of net sales as a royalty in the low single digits.

•Under a license agreement with the National Institutes of Health, or NIH, pursuant to which we license certain patent applications related to our ide-cel and bb21217 product candidates, we have agreed to certain development and regulatory milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $9.7 million in the aggregate for a licensed product upon the achievement of these milestones. Upon commercialization of our products covered by the in-licensed intellectual property, we will be obligated to pay NIH a percentage of net sales as a royalty in the low single digits. The royalties payable under this license agreement are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits. During the year ended December 31, 2019 we paid NIH $0.9 million upon milestones reached for a product covered by in-licensed intellectual property.
•Under a license agreement with SIRION Biotech GmbH, or Sirion, pursuant to which we license certain patents directed to manufacturing related to our LentiGlobin product candidate, we will be required to make certain payments related to certain development milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $13.4 million in the aggregate for each product covered by the in-licensed intellectual property. Upon commercialization of our products covered by the in-licensed intellectual property, we will be obligated to pay Sirion a percentage of net sales as a royalty in the low single digits. The royalties payable under this license agreement are subject to reduction for any third party payments required to be made, with a minimum floor in the low single digits.  During the year ended December 31, 2019 we paid Sirion $4.0 million upon milestones reached for a product covered by in-licensed intellectual property.
Other Funding Commitments
We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes.  We have also entered into multi-year agreements with manufacturing partners in the United States and Europe (Brammer Bio, now part of Thermo Fisher Scientific, Inc., Novasep and SAFC Carlsbad, Inc., or SAFC, a subsidiary of MilliporeSigma), which are partnering with us on production of lentiviral vector across all of our programs. In addition, we have entered into multi-year agreements with Lonza Houston, Inc. and apceth Biopharma, or apceth, to produce drug product for Lenti-D, LentiGlobin and bb21217.  Currently, SAFC is the sole manufacturer of the lentiviral vector and apceth is the sole manufacturer of the drug product to support commercialization of ZYNTEGLO in Europe for the treatment of TDT. In our manufacturing agreement with SAFC, we are required to provide rolling forecasts for products on a quarterly basis, a portion of which will be considered a binding, firm order, subject to a purchase commitment. In our manufacturing agreement with apceth, we reserve production capacity for the manufacture of our drug product. BMS manufactures drug product for ide-cel.  We believe our team of technical personnel has extensive manufacturing, analytical and quality experience as well as strong project management discipline to effectively oversee these contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions and potential commercial launch. We are engaging with apheresis centers, which we refer to as qualified treatment centers, that will be the centers for collection of HSCs from the patient and for infusion of drug product to the patient. For the treatment of patients with our drug product in the commercial setting, we are entering into agreements with participating qualified treatment centers in the jurisdictions where we plan to commercialize our products. These contracts generally provide for termination on notice.  Wherever contracts include stipulated commitment payments, we have included such payments in the table of contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of December 31, 2019 and 2018, we had cash, cash equivalents and marketable securities of $1.24 billion and $1.89 billion, respectively, primarily invested in U.S. Treasury securities, U.S. government agency securities, equity securities, federally insured certificates of deposit, corporate bonds, commercial paper and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2019, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $4.0 million.
Item 8. Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)- 15(e) and 15(d)- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls.  In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in the COSO 2013 framework.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of bluebird bio, Inc.
Opinion on Internal Control over Financial Reporting
We have audited bluebird bio, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, bluebird bio, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 18, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 18, 2020

Item 9B. Other Information
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that our Chief Business Officer, Joanne Smith-Farrell, has entered into a trading plan covering periods after the date of this annual report on Form 10-K in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation
Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13. Certain Relationships and Related Transactions and Director Independence
Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14. Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2020 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of bluebird bio, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2020 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.
Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Collaboration Arrangements
Description of the Matter
As discussed in Notes 2 and 11 to the consolidated financial statements, the Company recognizes amounts received pursuant to collaboration arrangements in which both parties are active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of those activities as a component of collaboration revenue, with an offset for amounts owed to the collaboration partner. Where amounts owed to a collaboration partner exceed the Company’s collaboration revenues from the collaboration partner in a quarterly period, such amounts are classified as research and development expense. The process of recognizing collaboration revenue (expense) includes the identification of costs incurred by the Company that relate to a particular collaboration arrangement, evaluating the nature of such costs, and applying the terms of the respective collaborative arrangement to determine the portion of such costs that are the responsibility of the collaboration partner. The process also includes an assessment of the costs incurred and reported by the collaboration partner, as well as the determination of the appropriate financial statement presentation in each quarterly reporting period. The Company recorded collaboration revenue of $5.7 million, net of collaborative partner amounts, and collaboration expense (included as a component of research and development expense) of $32.4 million, net of collaboration revenue, for the year ended December 31, 2019.

Auditing collaboration revenue (expense) is especially complex due to the fact that the contractual terms of the Company’s collaboration arrangements are complicated, the information necessary to determine collaboration revenue (expense) is accumulated from multiple sources and, in certain circumstances, the determination of (i) whether amounts incurred are eligible to be included in the determination of collaboration revenue (expense) or (ii) the portion of costs incurred that are the responsibility of the collaboration partner requires judgment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that addressed the information used in and the identified risks related to the Company’s process for recording collaboration revenue (expense).

To test the Company’s collaboration revenue (expense), our procedures included, among others, inspecting the Company’s collaboration agreements, comparing the Company’s computations of collaboration revenue (expense) to the contractual terms of its collaboration arrangements, testing the accuracy and completeness of the underlying data used in the computation of collaboration revenue (expense), and evaluating the costs included in the computation of collaboration revenue (expense) based on the nature of the costs and the relevant contractual terms. We also obtained information directly from certain of the Company’s collaboration partners regarding the costs incurred by the collaboration partner during the period and agreed those amounts to the Company’s computation of collaboration revenue (expense).

Accrued Clinical and Contract Research Organization Costs and Manufacturing Costs
Description of the Matter
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company records costs for clinical trial activities and manufacturing activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants, contract manufacturing organizations or other vendors. The Company's accruals for clinical and contract research organization costs and manufacturing costs totaled $39.9 million at December 31, 2019.

Auditing the Company’s accruals for clinical and contract research organization costs and manufacturing costs is especially complex due to the fact that information necessary to estimate the accruals is accumulated from multiple sources. In addition, in certain circumstances, the determination of the nature and level of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from clinical study sites and other vendors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that addressed the information used in and the identified risks related to the Company’s process for recording accrued clinical and contract research organization costs and manufacturing costs.

To test the completeness and valuation of the accruals for clinical and contract research organization costs and manufacturing costs, we performed audit procedures that included, among others, reading certain contracts with contract research organizations, contract manufacturing organizations, and clinical study sites to evaluate financial and certain other contractual terms, and testing the accuracy and completeness of the underlying data used in the accrual computations. We also compared the progress of clinical trials and the progress of manufacturing completed through the balance sheet date with information provided by the Company’s operations personnel that oversee the clinical trials and manufacturing activities. Additionally, we obtained information directly from certain clinical study sites and contract manufacturing organizations which indicated the progress of clinical trials and the progress of manufacturing completed through the balance sheet date and compared that to the Company’s accrual computations.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Boston, Massachusetts
February 18, 2020

bluebird bio, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$327,214	$402,579
Marketable securities	779,246	982,725
Prepaid expenses	32,888	19,762
Receivables and other current assets	12,826	13,931
Total current assets	1,152,174	1,418,997
Marketable securities	131,506	506,123
Property, plant and equipment, net	151,176	246,622
Intangible assets, net	14,326	13,169
Goodwill	13,128	13,128
Operating lease right-of-use assets	185,885	—
Restricted cash and other non-current assets	79,229	44,805
Total assets	$1,727,424	$2,242,844
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$42,995	$17,831
Accrued expenses and other current liabilities	141,556	99,393
Operating lease liability, current portion	20,175	—
Deferred revenue, current portion	8,474	18,602
Collaboration research advancement, current portion	10,380	10,605
Total current liabilities	223,580	146,431
Deferred revenue, net of current portion	9,791	16,338
Collaboration research advancement, net of current portion	27,834	33,349
Contingent consideration	7,977	5,230
Operating lease liability, net of current portion	170,812	—
Financing lease obligation, net of current portion	—	153,319
Other non-current liabilities	2,437	3,107
Total liabilities	$442,431	$357,774
Commitments and contingencies Note 9
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at December 31, 2019 and December 31, 2018	$—	$—
Common stock, $0.01 par value, 125,000 shares authorized; 55,368 and 54,738 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	554	547
Additional paid-in capital	3,568,184	3,386,958
Accumulated other comprehensive loss	(1,893)	(3,627)
Accumulated deficit	(2,281,852)	(1,498,808)
Total stockholders' equity	1,284,993	1,885,070
Total liabilities and stockholders' equity	$1,727,424	$2,242,844
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year ended December 31,
	2019	2018	2017
Revenue:
Collaboration revenue	$36,469	$52,353	$22,207
License and royalty revenue	8,205	2,226	13,220
Total revenues	44,674	54,579	35,427
Operating expenses:
Research and development	582,413	448,589	273,040
Selling, general and administrative	271,362	174,129	93,550
Cost of license and royalty revenue	2,978	885	1,527
Change in fair value of contingent consideration	2,747	2,999	(525)
Total operating expenses	859,500	626,602	367,592
Loss from operations	(814,826)	(572,023)	(332,165)
Interest income (expense), net	34,761	14,624	(2,001)
Other (expense) income, net	(10,088)	1,961	(1,267)
Loss before income taxes	(790,153)	(555,438)	(335,433)
Income tax benefit (expense)	545	(187)	(210)
Net loss	(789,608)	$(555,625)	$(335,643)
Net loss per share - basic and diluted	(14.31)	$(10.68)	$(7.71)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	55,191	52,032	43,535
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax expense of $1.2, $0.4 and $0.0 million for the years ended December 31, 2019, 2018 and 2017, respectively	1,734	578	(3,056)
Total other comprehensive income (loss)	1,734	578	(3,056)
Comprehensive loss	$(787,874)	$(555,047)	$(338,699)
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2016	40,691	$407	$1,447,856	$(1,149)	$(577,674)	$869,440
Retroactive adjustment to beginning accumulated deficit and additional paid-in capital resulting from adoption of ASU 2016-09	—	—	491	—	(491)	—
Vesting of restricted stock units	88	1	(1)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $53,487	7,625	76	1,006,494	—	—	1,006,570
Exercise of stock options	981	10	31,676	—	—	31,686
Purchase of common stock under ESPP	21	—	1,153	—	—	1,153
Stock-based compensation	—	—	53,282	—	—	53,282
Other comprehensive loss	—	—	—	(3,056)	—	(3,056)
Net loss	—	—	—	—	(335,643)	(335,643)
Balances at December 31, 2017	49,406	$494	$2,540,951	$(4,205)	$(913,808)	$1,623,432
Adjustment to beginning accumulated deficit from adoption of ASU 2014-09	—	—	—	—	(29,375)	(29,375)
Vesting of restricted stock units	152	2	(2)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $34,588	4,169	42	649,326	—	—	649,368
Issuance of common stock to Regeneron	420	4	54,480	—	—	54,484
Exercise of stock options	575	5	29,763	—	—	29,768
Purchase of common stock under ESPP	16	—	1,604	—	—	1,604
Stock-based compensation	—	—	110,836	—	—	110,836
Other comprehensive income	—	—	—	578	—	578
Net loss	—	—	—	—	(555,625)	(555,625)
Balances at December 31, 2018	54,738	$547	$3,386,958	$(3,627)	$(1,498,808)	$1,885,070
Adjustment to beginning accumulated deficit from adoption of ASU 2016-02	—	—	—	—	6,564	6,564
Vesting of restricted stock units	251	3	(3)	—	—	—
Exercise of stock options	354	4	17,834	—	—	17,838
Purchase of common stock under ESPP	25	—	2,766	—	—	2,766
Stock-based compensation	—	—	160,629	—	—	160,629
Other comprehensive income	—	—	—	1,734	—	1,734
Net loss	—	—	—	—	(789,608)	(789,608)
Balances at December 31, 2019	55,368	$554	$3,568,184	$(1,893)	$(2,281,852)	$1,284,993
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(789,608)	$(555,625)	$(335,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	2,747	2,999	(2,189)
Depreciation and amortization	17,434	17,158	13,538
Stock-based compensation expense	160,629	110,836	53,282
Unrealized loss (gain) on equity securities	9,297	(2,154)	—
Other non-cash items	(11,000)	(5,880)	3,153
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(13,913)	(24,288)	(20,092)
Operating lease right-of-use assets	22,496	—	—
Accounts payable	23,600	3,614	526
Accrued expenses and other liabilities	46,291	37,832	5,848
Operating lease liabilities	(9,944)	—	—
Deferred revenue	(16,674)	(41,872)	1,024
Collaboration research advancement	(5,739)	43,954	—
Net cash used in operating activities	(564,384)	(413,426)	(280,553)
Cash flows from investing activities:
Purchase of property, plant and equipment	(71,028)	(55,737)	(62,242)
Purchases of marketable securities	(756,570)	(1,517,982)	(686,204)
Proceeds from maturities of marketable securities	1,340,629	894,284	431,816
Purchase of intangible assets	(5,224)	—	—
Net cash provided by (used in) investing activities	507,807	(679,435)	(316,630)
Cash flows from financing activities:
Cash paid for contingent purchase price consideration	—	—	(1,074)
Reimbursement of assets under financing lease obligation	—	3,098	38,021
Payments on financing lease obligation	—	(1,017)	(574)
Proceeds from public offering of common stock, net of issuance costs	—	649,368	1,006,570
Proceeds from exercise of stock options and ESPP contributions	21,187	31,759	33,231
Proceeds from issuance of common stock to Regeneron	—	54,484	—
Net cash provided by financing activities	21,187	737,692	1,076,174
(Decrease) increase in cash, cash equivalents and restricted cash	(35,390)	(355,169)	478,991
Cash, cash equivalents and restricted cash at beginning of year	417,099	772,268	293,277
Cash, cash equivalents and restricted cash at end of year	$381,709	$417,099	$772,268
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$327,214	$402,579	$758,505
Restricted cash included in receivables and other current assets	$—	$364	$—
Restricted cash included in restricted cash and other non-current assets	$54,495	$14,156	$13,763
Total cash, cash equivalents and restricted cash	$381,709	$417,099	$772,268
Supplemental cash flow disclosures:
Assets acquired under financing lease obligation	$—	$—	$3,271
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$5,286	$7,449	$2,566
Right-of-use assets obtained in exchange for operating lease liabilities	$23,939	$—	$—
Cash paid during the period for interest	$—	$15,494	$11,411
Cash paid during the period for income taxes	$637	$358	$91
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017
1. Description of the business
bluebird bio, Inc. (the “Company” or “bluebird”) was incorporated in Delaware on April 16, 1992, and is headquartered in Cambridge, Massachusetts. The Company is a biotechnology company committed to researching, developing and commercializing potentially transformative gene therapies for severe genetic diseases and cancer. Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its product candidates, including activities to manufacture product candidates, conduct clinical studies of its product candidates, perform preclinical research to identify new product candidates and provide selling, general and administrative support for these operations, including commercial-readiness activities.
The Company’s programs in severe genetic diseases include its programs in β-thalassemia (TDT), sickle cell disease (SCD), and cerebral adrenoleukodystrophy (CALD). The Company’s programs in oncology are focused on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. Idecabtagene vicleucel, or ide-cel, and bb21217, which are product candidates in oncology under the Company’s collaboration arrangement with Bristol-Myers Squibb ("BMS"), formerly Celgene Corporation (prior to its acquisition by BMS in November 2019), are CAR T cell product candidates for the treatment of multiple myeloma. Please refer to Note 11, Collaborative arrangements, for further discussion of the Company’s collaboration with BMS.
In June 2019, the Company received conditional marketing authorization from the European Commission for ZYNTEGLOTM gene therapy (autologous CD34+ cells encoding βA-T87Q-globin gene), also referred to as LentiGlobin for TDT, for the treatment of patients 12 years and older with TDT who do not have a β0/β0 genotype, for whom hematopoietic stem cell (HSC) transplantation is appropriate but a human leukocyte-matched related HSC donor is not available. Since receiving conditional marketing authorization for ZYNTEGLO, the Company has continued to advance its commercial readiness activities. Through December 31, 2019, the Company had not generated any revenue from product sales.
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred losses since inception and to date has financed its operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. As of December 31, 2019, the Company had an accumulated deficit of $2.28 billion. During the year ended December 31, 2019, the Company incurred a loss of $789.6 million and used $564.4 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company’s products and product candidates and the achievement of a level of revenues adequate to support its cost structure.
As of December 31, 2019, the Company had cash, cash equivalents and marketable securities of $1.24 billion. The Company expects its cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements, though it may pursue additional cash resources through public or private equity or debt financings or by establishing additional collaborations with other companies. Management's expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product candidates.

2. Summary of significant accounting policies and basis of presentation
Basis of presentation
The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the ASC and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).  Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP as found in the ASC and ASUs of the FASB.
Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation.  No subtotals in the prior year consolidated financial statements were impacted by these reclassifications.
Amounts reported are computed based on thousands, except percentages, per share amounts or as otherwise noted. As a result, certain totals may not sum due to rounding.
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
Estimates and judgments are used in the following areas, among others: future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including goodwill and intangible assets, and the measurement of right-of-use assets and lease liabilities, contingent consideration, stock-based compensation expense, accrued expenses, income taxes, and the assessment of the Company's ability to fund its operations for at least the next twelve months from the date of issuance of these financial statements.  In addition, estimates and judgments are used in the Company’s accounting for its revenue-generating arrangements, in particular as it relates to determining the standalone selling price of performance obligations, evaluating whether an option to acquire additional goods and services represents a material right, estimating the total transaction price, including estimating variable consideration and the probability of achieving future potential development and regulatory milestones, and the period of performance over which revenue may be recognized.
Foreign currency translation
The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in other income (expense), net in the results of operations.

Segment information
The Company operates in a single segment, focusing on researching, developing and commercializing potentially transformative gene therapies for severe genetic diseases and cancer.  Consistent with its operational structure, its chief operating decision maker manages and allocates resources at a global, consolidated level. Therefore, results of the Company's operations are reported on a consolidated basis for purposes of segment reporting.  All material long-lived assets of the Company reside in the United States.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with original final maturities of 90 days or less from the date of purchase to be cash equivalents. Cash and cash equivalents comprise marketable securities with maturities of less than 90 days when purchased. Cash equivalents are reported at fair value.
Marketable securities
The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current. The Company’s marketable securities are maintained by investment managers and consist of U.S. Treasury securities, U.S. government agency securities, equity securities, certificates of deposit, corporate bonds, and commercial paper. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in interest income and/or expense. Equity securities with readily determinable fair values are also carried at fair value with unrealized gains and losses included in other (expense) income, net. Realized gains and losses on both debt and equity securities are determined using the specific identification method and are included in other income (expense), net.
The Company classifies equity securities with readily determinable fair values, which would be available for use in its current operations, as current assets even though the Company may not dispose of such marketable securities within the next 12 months. Equity securities are included in the balance of marketable securities on the Company's consolidated balance sheet.
If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, marks the investment to market through a charge to the Company’s statement of operations and comprehensive loss.
Concentrations of credit risk and off-balance sheet risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s marketable securities primarily consist of U.S. Treasury securities, U.S. government agency securities, certificates of deposit, corporate bonds, and commercial paper, and potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA+/Aa1 rated, thereby reducing credit risk exposure.
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
Items measured at fair value on a recurring basis include marketable securities (see Note 3, Marketable securities, and Note 4, Fair value measurements) and contingent consideration (see Note 4, Fair value measurements). The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term nature.
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
The consolidated financial statements include the results of operations of an acquired business after the completion of the acquisition. See Note 4, Fair value measurements, for additional information.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount. During the fourth quarter of 2019, the Company early adopted ASU 2017-04, which removes the second step of the goodwill impairment test. Under this ASU, the Company will now perform a one-step quantitative test and record the amount of goodwill impairment, if any, as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company has not recognized any impairment charges related to goodwill to date.
Intangible assets, net
Intangible assets, net consist of acquired core technology and in-licensed rights with finite lives, net of accumulated amortization. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives and periodically reviews for impairment.
Contingent consideration
Each reporting period, the Company revalues the contingent consideration obligations associated with business combinations to their fair value and records within operating expenses increases in their fair value as contingent consideration expense and decreases in the fair value as contingent consideration income. Changes in contingent consideration result from changes in the assumptions regarding probabilities of successful achievement of related milestones, the estimated timing in which the milestones may be achieved, and the discount rate used to estimate the fair value of the liability. Contingent consideration may change significantly as development of the Company’s programs in certain indications progress and additional data are obtained, impacting the Company’s assumptions. The assumptions used in estimating fair value require significant judgment. The use of different assumptions and judgments could result in a materially different estimate of fair value. See Note 4, Fair value measurements, for additional information.
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
Prior to the adoption of ASU 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), on January 1, 2019 (discussed further below), the Company recorded certain costs incurred and reported by a landlord as a building asset and corresponding financing lease obligation on the consolidated balance sheets. See Note 8, Leases, for additional information.
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
Leases
Effective January 1, 2019, the Company adopted ASC 842 using the required modified retrospective approach and utilizing the effective date as its date of initial application. As a result, prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).
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
Revenue recognition
Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective transition method. Under this method, the Company has recognized the cumulative effect of the adoption as an adjustment to the opening balance of accumulated deficit in the current period consolidated balance sheet.  The Company has not revised its consolidated financial statements for prior periods. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as collaboration arrangements and leases.
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
Collaboration revenue
To date, the Company’s collaboration revenue has been generated from its collaboration arrangements with BMS and Regeneron Pharmaceuticals, Inc. (“Regeneron”), as further described in Note 11, Collaborative arrangements.
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
For a complete discussion of accounting for collaboration and other revenue-generating arrangements, see Note 11, Collaborative arrangements, and Note 12, License and royalty revenue.
Research and development expenses
Research and development costs are charged to expense as costs are incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical study and related clinical manufacturing costs, license and milestone fees, contract services, manufacturing costs for pre-launch inventory that did not qualify for capitalization, and other related costs. Up-front fees and milestones paid to third parties in connection with technologies which have not reached technological feasibility and do not have an alternative future use are expensed as research and development expense as incurred. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants, or other clinical trial vendors that perform the activities.  The Company recognizes the reimbursement associated with collaborative activities to its collaborative partners as research and development expense in the period the services are provided.
Cost of license and royalty revenue
Cost of license and royalty revenue represents expense associated with amounts owed to third parties as a result of revenue recognized under the Company’s out-license arrangements.
Stock-based compensation
The Company’s share-based compensation programs grant awards that have included stock options, restricted stock units, restricted stock awards, and shares issued under its employee stock purchase plan.  Grants are awarded to employees and non-employees, including the Company's board of directors.
The Company accounts for its stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock units and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values.

The Company’s stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards with performance-based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.
The Company estimates the fair value of its option awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Due to the lack of complete company-specific historical and implied volatility data for the full expected term of the stock-based awards, the Company bases its estimate of expected volatility on a representative group of publicly traded companies in addition to its own volatility data. For these analyses, the Company selected companies with comparable characteristics to its own, including enterprise value, risk profiles, position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.
The Company accounts for forfeitures as they occur. Stock-based compensation expense recognized in the financial statements is based on awards for which performance or service conditions are expected to be satisfied.
Prior to the adoption of ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”),  the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards.  After adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award.
Interest income (expense), net
Interest income (expense), net consists primarily of interest income earned on investments, net of amortization of premium and accretion of discount. Interest income was approximately $34.8 million, $30.1 million, and $9.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.  Interest expense was $0.0 million, $15.5 million, and $11.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. Please refer to Note 8, Leases, for further discussion of interest expense incurred on the 60 Binney Street lease.
Other (expense) income, net
Other (expense) income, net consists primarily of unrealized gains and losses on equity securities, gains and losses on the disposal of fixed assets, realized gains and losses on debt securities, and gains and losses on foreign currency transactions.
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
The adoption of this standard resulted in the recognition of operating lease right-of-use assets and operating lease liabilities of $184.4 million and $177.0 million, respectively, on the Company’s consolidated balance sheet at adoption relating to its leases for its corporate headquarters at 60 Binney Street in Cambridge, Massachusetts (the “60 Binney Street Lease”), its office and laboratory space in Seattle, Washington, its office space in Zug, Switzerland, and its embedded leases associated with certain of the Company’s contract manufacturing agreements. The application of the standard’s transition guidance required the de-recognition of the 60 Binney Street Lease building asset, financing lease obligation, current portion, and financing lease obligation, net of current portion in the amounts of $149.3 million, $1.4 million, and $153.3 million, respectively, as well as certain other adjustments to related account balances. In adopting ASU 2016-02, the Company recorded a total one-time adjustment of $6.6 million to the opening balance of accumulated deficit as of January 1, 2019 primarily relating to the de-recognition of the 60 Binney Street Lease building asset and related finance lease obligation.
As a result of adopting ASU 2016-02, the Company recorded an increase to deferred tax assets and deferred tax liabilities of $5.3 million and $7.1 million, respectively. The $1.8 million net increase to deferred tax liabilities and an offsetting valuation allowance adjustment was recorded through the accumulated deficit as of January 1, 2019, such that there was no tax impact on the Company’s consolidated financial statements as a result of adoption.
ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this ASU remove the second step of the test. An entity will instead apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The new standard will be effective beginning January 1, 2020 and the Company early adopted the provisions of this ASU for purposes of performing its annual goodwill impairment test for 2019 during the fourth quarter of 2019. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations upon adoption.
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
Not yet adopted
ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements, ASU No. 2019-05 Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 362): Measurement of Credit Losses on Financial Statements ("ASU 2016-13"). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The new standard will be effective beginning January 1, 2020. The Company is currently evaluating the potential impact ASU 2016-13, and related updates, will have on its financial position and results of operations upon adoption.
ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The new standard removes certain disclosures, modifies certain disclosures and adds additional disclosures related to fair value measurement. The new standard will be effective beginning January 1, 2020. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's financial position or results of operations upon adoption.
ASU No. 2018-15, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The new standard will be effective beginning January 1, 2020. The amendments in this update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the potential impact ASU 2018-15 may have on its financial position and results of operations upon adoption.
ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The amendments in this update clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The new standard will be effective beginning January 1, 2020. The Company is currently evaluating the potential impact ASU 2018-18 may have on its financial position and results of operations upon adoption.
ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). This update provides clarifications for three topics related to financial instruments accounting, some of which apply to the Company. The amendments in this update will be effective beginning January 1, 2020. The adoption of ASU 2019-04 is not expected to have a material impact on the Company’s financial position or results of operations upon adoption.
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2021. The Company is currently evaluating the potential impact ASU 2019-12 may have on its financial position and results of operations upon adoption.
3. Marketable securities
The following table summarizes the marketable securities held at December 31, 2019 and 2018 (in thousands):

	Amortized cost / cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2019
U.S. government agency securities and treasuries	$633,970	$2,014	$(48)	$635,936
Certificates of deposit	960	—	—	960
Corporate bonds	185,827	824	(43)	186,608
Commercial paper	74,378	—	—	74,378
Equity securities	20,017	—	(7,147)	12,870
Total	$915,152	$2,838	$(7,238)	$910,752
December 31, 2018
U.S. government agency securities and treasuries	$1,459,649	$963	$(3,011)	$1,457,601
Certificates of deposit	9,080	—	—	9,080
Equity securities	20,017	2,150	—	22,167
Total	$1,488,746	$3,113	$(3,011)	$1,488,848
No available-for-sale debt securities held as of December 31, 2019 or 2018 had remaining maturities greater than three years.
4. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2019
Assets:
Cash and cash equivalents	$327,214	$311,245	$15,969	$—
Marketable securities:
U.S. government agency securities and treasuries	635,936	—	635,936	—
Certificates of deposit	960	—	960	—
Commercial paper	74,378	—	74,378	—
Corporate bonds	186,608	—	186,608	—
Equity securities	12,870	12,870	—	—
Total assets	$1,237,966	$324,115	$913,851	$—
Liabilities:
Contingent consideration	$7,977	$—	$—	$7,977
Total liabilities	$7,977	$—	$—	$7,977
December 31, 2018
Assets:
Cash and cash equivalents	$402,579	$348,638	$53,941	$—
Marketable securities:
U.S. government agency securities	1,457,601	—	1,457,601	—
Certificates of deposit	9,080	—	9,080	—
Equity securities	22,167	22,167	—	—
Total assets	$1,891,427	$370,805	$1,520,622	$—
Liabilities:
Contingent consideration	$5,230	$—	$—	$5,230
Total liabilities	$5,230	$—	$—	$5,230

Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2019, cash and cash equivalents comprise funds in cash, commercial paper, and money market accounts. As of December 31, 2018, cash and cash equivalents comprise funds in cash, U.S. Treasury securities, U.S. government agency securities, and money market accounts.
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
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At December 31, 2019 and 2018, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the year ended December 31, 2019 or 2018, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.
The aggregate fair value of debt securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2019 and 2018 was $67.2 million and $787.5 million, respectively. As of December 31, 2019, and 2018, there were $79.6 million and $315.3 million in securities held by the Company in an unrealized loss position for more than twelve months, respectively.  The aggregate unrealized loss on securities held by the Company for less than twelve months as of December 31, 2019 and 2018 was less than $0.1 million and $0.9 million, respectively. The aggregate unrealized loss on securities held by the Company for more than twelve months as of December 31, 2019 and 2018 was less than $0.1 million and $2.1 million, respectively. The Company has the intent to hold such securities until recovery and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized costs bases, which may be maturity. The Company determined that there was no material change in the credit risk of the above investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2019 and 2018.
The Company holds equity securities with an aggregate fair value of $12.9 million and $22.2 million at December 31, 2019 and 2018, respectively within short-term marketable securities on its consolidated balance sheet. The Company recorded a $9.3 million unrealized loss and a $2.2 million unrealized gain during the year ended December 31, 2019 and 2018, respectively, related to its equity securities, which is included in other (expense) income, net on the consolidated statements of operations and comprehensive loss.
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
The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2021 to 2028 and discount rates ranging from 12.7% to 14.3%. Significant increases or decreases in any of these inputs would result in a significantly higher or lower fair value measurement.
The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations which include Level 3 inputs (in thousands):

	Year ended December 31,
	2019	2018
Beginning balance	$5,230	$2,231
Additions	—	—
Changes in fair value	2,747	2,999
Payments	—	—
Ending balance	$7,977	$5,230
Please refer to Note 9, Commitments and contingencies, for further information.
5. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of December 31,
	2019	2018
Land	$1,210	$1,210
Building	15,664	180,094
Computer equipment and software	6,947	6,365
Office equipment	7,599	5,584
Laboratory equipment	44,560	35,693
Leasehold improvements	33,788	183
Construction-in-progress	77,981	46,669
Total property, plant and equipment	187,749	275,798
Less accumulated depreciation and amortization	(36,573)	(29,176)
Property, plant and equipment, net	$151,176	$246,622
Depreciation and amortization expense related to property, plant and equipment was $13.4 million, $13.4 million, and $9.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.
North Carolina manufacturing facility
In November 2017, the Company acquired a manufacturing facility in Durham, North Carolina for the future manufacture of lentiviral vector for the Company’s gene therapies. As of December 31, 2019, a portion of the facility has been placed into service and the remainder of the facility is still in process of construction.  Construction-in-progress as of December 31, 2019, and 2018, includes $74.2 million and $40.4 million, respectively, related to the North Carolina manufacturing facility.
60 Binney Street Lease
As a result of the adoption of ASU 2016-02, the Company de-recognized $156.0 million of the building asset and $6.7 million of accumulated depreciation related to its corporate headquarters at 60 Binney Street. Prior to the adoption of ASU 2016-02, the Company classified leasehold improvements associated with the 60 Binney Street building as building assets. Subsequent to the adoption of ASU 2016-02, the leasehold improvements owned by the Company associated with the 60 Binney Street building are classified as leasehold improvements. Please refer to Note 2, Summary of significant accounting policies and basis of presentation, and Note 8, Leases, for further information.

6. Restricted cash
As of December 31, 2019, and 2018, the Company maintained letters of credit of $54.5 million and $14.5 million, respectively, which are collateralized with a bank account at a financial institution in accordance with the agreement and consisted of the following (in thousands):

	As of December 31,
	2019	2018
60 Binney Street lease	$13,763	$13,763
50 Binney Street sublease	40,072	—
Other leases	660	757
Total restricted cash	$54,495	$14,520
Refer to Note 8, Leases, for further information on the Company's letters of credit.
7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2019	2018
Employee compensation	$44,679	$28,567
Manufacturing costs	23,126	21,618
Clinical and contract research organization costs	16,799	11,891
Collaboration research costs	27,142	3,358
Property, plant, and equipment	2,354	5,451
License and milestone fees	300	7,739
Professional fees	1,827	1,830
Financing lease obligation, current portion	—	1,424
Other	25,329	17,515
Total accrued expenses and other current liabilities	$141,556	$99,393

8. Leases
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
50 Binney Street sublease
In April 2019, the Company entered into a sublease agreement for office space located at 50 Binney Street in Cambridge, Massachusetts (the “50 Binney Street Sublease”) to supplement the Company’s corporate headquarters located at 60 Binney Street in Cambridge, Massachusetts. Under the terms of the 50 Binney Street Sublease, the Company will lease 267,278 square feet of office space for $99.95 per square foot, or $26.7 million per year in base rent subject to certain operating expenses, taxes and annual rent increases of approximately 3%. The lease will commence when the space is available for use by the Company, which is anticipated to be in the second half of 2021, and end on December 31, 2030, unless the Company earlier occupies the premises or other conditions specified in the 50 Binney Street Sublease occur. The sublessor has the right to postpone the commencement date until January 1, 2022 by providing not less than nine months’ prior written notice to the Company. Upon signing the 50 Binney Street Sublease, the Company executed a $40.1 million cash-collateralized letter of credit, which may be reduced in the future subject to the terms of the 50 Binney Street Sublease and certain reduction requirements specified therein. The $40.1 million of cash collateralizing the letter of credit is classified as restricted cash and other non-current assets on the Company’s consolidated balance sheets. Payments will commence at the earlier of (i) the date which is 90 days following the commencement date and (ii) the date the Company takes occupancy of all or any portion of the premises. In connection with the execution of the 50 Binney Street Sublease, the Company also entered into a Purchase Agreement for furniture and equipment (the “Furniture Purchase Agreement”) located on the premises upon lease commencement. Upon execution of the Furniture Purchase Agreement, the Company made an upfront payment of $7.5 million, all of which was recorded within restricted cash and other non-current assets on the Company’s consolidated balance sheets as of December 31, 2019.
The Company will assess the lease classification of the 50 Binney Street Sublease and commence recognition of the associated rent expense upon lease commencement.
Seattle, Washington leases

In July 2018, the Company entered into a lease agreement for office and laboratory space located in a portion of a building in Seattle, Washington. The lease was amended in October 2018 to increase the total rentable space to approximately 36,126 square feet at $54.00 per square foot in base rent per year, which is subject to scheduled annual rent increases of 2.5% plus certain operating expenses and taxes. The lease commenced on January 1, 2019 and the lease term will continue through January 31, 2027 ("the Initial Term"). The Company moved into the facility in June 2019. The lease allowed for a tenant improvement (“TI”) allowance of up to $215.00 per square foot, or approximately $8.0 million. The Company utilized the $8.0 million TI allowance and it has been fully reimbursed by the landlord as of December 31, 2019.
The Company determined the classification of this lease to be an operating lease and recorded a right-of-use asset and lease liability at lease commencement. The Company was determined to be the owner of the tenant improvements and as such recorded the building improvements as property, plant, and equipment, net, and began to depreciate the building improvements over the remaining lease term at such time the assets were placed into service.
In September 2019, the Company entered into a second amendment to the lease (the “Second Amendment”). The Second Amendment added approximately 22,188 square feet to the existing space and extended the lease term of the entire premises by 16 months, or until April 2028. Fixed monthly rent for the expanded space will be incurred at a rate of $62.80 per square foot per year beginning in January 2021, subject to annual increases of 2.5%. The Second Amendment includes a five-year option to extend the term. The Company is recognizing rent expense on a straight-line basis through the remaining extended term of the lease.
Upon the execution of the Second Amendment, which was deemed to be a lease modification, the Company re-evaluated the assumptions made at the original lease commencement date. The Company determined the Second Amendment consists of two separate contracts under ASC 842. One contract is related to a new right-of-use for the expanded 22,188 square feet of space, which is to be accounted for as a new lease, and the other is related to the modification of term for the original 36,126 square feet of space. The Company recorded an additional right-of-use asset and lease liability upon lease commencement of the expanded space.
Embedded leases
On June 3, 2016, the Company entered into a manufacturing agreement for the future commercial production of the Company’s LentiGlobin and Lenti-D drug products with a contract manufacturing organization. Under this 12-year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, the Company paid $12.0 million upon the achievement of certain contractual milestones, and may pay up to $8.0 million in additional contractual milestones if the Company elects its option to lease additional suites. Construction was completed in March 2018 and beginning in April 2018 the Company pays $5.1 million per year in fixed suite fees, as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites.
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
The Company’s other embedded leases are not material to the consolidated financial statements.
Summary of all lease costs recognized under ASC 842

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the year ended December 31, 2019 (in thousands):

For the year ended December 31, 2019

Lease cost (1)
Operating lease cost	$35,346
Total lease cost	$35,346

Other information
Operating cash flows used for operating leases	$31,026
Weighted average remaining lease term	7.4 years
Weighted average discount rate	6.70%

(1) Short-term lease costs and variable lease costs incurred by the Company for the twelve months ended December 31, 2019 were immaterial.
Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all leases, including additional charges for utilities, parking, maintenance, and real estate taxes was $45.3 million, $9.8 million, and $9.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. Note that the Company adopted ASC 842 effective January 1, 2019 using the required modified retrospective approach and utilizing the effective date as its date of initial application.  Therefore, amounts disclosed pertaining to the years ended December 31, 2018 and 2017 are presented under previous accounting guidance and are therefore not comparable to the amounts recorded in the current period under ASC 842.
As of December 31, 2019, future minimum commitments under ASC 842 under the Company’s operating leases were as follows (in thousands):

As of
Maturity of lease liabilities	December 31, 2019
2020	$33,257
2021	35,816
2022	31,052
2023	31,540
2024	31,552
2025 and thereafter	88,336
Total lease payments	251,553
Less: imputed interest	(60,566)
Total operating lease liabilities	$190,987

The above table excludes legally binding minimum lease payments for leases executed but not yet commenced as of December 31, 2019.
9. Commitments and contingencies
Lease commitments
The Company leases certain office and laboratory space and has embedded leases at contract manufacturing organizations. Refer to Note 8, Leases, for further information on the terms of these lease agreements.
Contingent consideration related to business combinations
On June 30, 2014, the Company acquired Pregenen. The Company may be required to make up to an additional $120.0 million in remaining future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain clinical and commercial milestones related to the Pregenen technology, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved and discount rates. The use of different assumptions could result in materially different estimates of fair value. See Note 4, Fair value measurements, for additional information.
Other funding commitments
The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specified products, which includes the collaboration agreement entered into with Regeneron in August 2018. Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. Please refer to Note 11, Collaborative arrangements, for further information on the collaboration agreement with Regeneron.
Based on our development plans as of December 31, 2019, we may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with the Company's collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in the Company’s financial statements and are excluded from the table below.

The Company has various manufacturing development and license agreements to support clinical and commercial product needs. The following table presents non-cancelable contractual obligations arising from these arrangements:

Years ended December 31,	Purchase commitment
2020	$129,950
2021	22,597
2022	24,310
2023	25,040
2024	46,050
2025 and thereafter	—
Total purchase commitments	$247,947
The Company enters into agreements containing standard indemnification provisions in the ordinary course of business. Pursuant to such terms, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
In January 2020, the Company executed an amendment to an existing contract manufacturing arrangement, which extended the term of the contract by one year, through December 31, 2021, which increases the Company's contractual obligations by an additional $24.7 million to the table above.
10. Common stock and preferred stock
The Company is authorized to issue 125.0 million shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption or conversion rights. As of December 31, 2019, and 2018, the Company had 55.4 million and 54.7 million shares of common stock issued and outstanding, respectively.
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
The Company is authorized to issue 5.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2019 and 2018, the Company had no shares of preferred stock issued or outstanding.
Reserved for future issuance
The Company has reserved for future issuance the following number of shares of common stock (in thousands):

	As of December 31,
	2019	2018
Options to purchase common stock	5,483	4,643
Restricted stock units	1,127	931
2013 Stock Option and Incentive Plan	2,007	1,458
2013 Employee Stock Purchase Plan	147	172
	8,764	7,204

11. Collaborative arrangements
To date, the Company’s collaboration revenue has been primarily generated from its collaboration arrangements with Bristol-Myers Squibb ("BMS"), formerly Celgene Corporation ("Celgene") prior to its acquisition by BMS in November 2019, and Regeneron, each as further described below.
Bristol-Myers Squibb
BMS Original Collaboration Agreement
On March 19, 2013, the Company entered into a Master Collaboration Agreement (the "BMS Collaboration Agreement”) with Celgene (now BMS following its acquisition of Celgene in November 2019) to discover, develop and commercialize potentially disease-altering gene therapies in oncology. The collaboration is focused on applying gene therapy technology to genetically modify a patient’s own T cells, known as chimeric antigen receptor, or CAR T cells, to target and destroy cancer cells. Additionally, on March 19, 2013, the Company entered into a Platform Technology Sublicense Agreement (the “Sublicense Agreement”) with BMS pursuant to which the Company obtained a sublicense to certain intellectual property from BMS, originating under BMS’s license from Baylor College of Medicine, for use in the collaboration.
Under the terms of the BMS Collaboration Agreement, the Company received a $75.0 million up-front, non-refundable cash payment. The Company was responsible for conducting discovery, research and development activities through completion of phase 1 clinical studies, if any, during the initial term of the BMS Collaboration Agreement, or three years. The collaboration is governed by a joint steering committee (“JSC”) formed by an equal number of representatives from the Company and BMS. The JSC, among other activities, reviews the collaboration program, reviews and evaluates product candidates and approves regulatory plans. In addition to the JSC, the BMS Collaboration Agreement provides that the Company and BMS each appoint representatives to a patent committee, which is responsible for managing the intellectual property developed and used during the collaboration.
BMS Amended Collaboration Agreement
On June 3, 2015, the Company and BMS amended and restated the BMS Collaboration Agreement (the “Amended BMS Collaboration Agreement”).  Under the Amended BMS Collaboration Agreement, the parties narrowed the focus of the collaboration to exclusively work on anti- B-cell maturation antigen (“BCMA”) product candidates for a new three-year term. In connection with the Amended BMS Collaboration Agreement, the Company received an up-front, one-time, non-refundable, non-creditable payment of $25.0 million to fund research and development under the collaboration. The collaboration is governed by the JSC. Under the terms of the Amended BMS Collaboration Agreement, for up to two product candidates selected for development under the collaboration, the Company was responsible for conducting and funding all research and development activities performed up through completion of the initial phase 1 clinical study of such product candidates.
On a product candidate-by-product candidate basis, up through a specified period following enrollment of the first patient in an initial phase 1 clinical study for such product candidate (the “Option Period”), the Company had granted BMS an option to obtain an exclusive worldwide license to develop and commercialize such product. Following BMS’s license of each product candidate, the Company is entitled to elect to co-develop and co-promote each product candidate in the U.S.

BMS Ide-cel License Agreement
On February 10, 2016, BMS exercised its option to obtain an exclusive worldwide license to develop and commercialize ide-cel, the first product candidate under the Amended BMS Collaboration Agreement, pursuant to an executed license agreement (“Ide-cel License Agreement”) entered into by the parties on February 16, 2016 and paid to the Company the associated $10.0 million option fee. Pursuant to the Ide-cel License Agreement, BMS was responsible for development and related funding of ide-cel after the substantial completion of the phase 1 clinical trial.  The Company was responsible for the manufacture of vector and associated payload throughout development and upon BMS’s request, throughout commercialization, the costs of which were reimbursable by BMS in accordance with the terms of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement, as further described below. BMS was responsible for the manufacture of drug product throughout development and commercialization.
BMS Ide-cel Co-Development, Co-Promote and Profit Share Agreement
On March 28, 2018, the Company elected to co-develop and co-promote ide-cel within the U.S. pursuant to the execution of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (“Ide-cel CCPS”), which replaced the Ide-cel License Agreement.  The responsibilities of the parties remain unchanged from those under the Ide-cel License Agreement, however, the Company will share equally in all profits and losses relating to developing, commercializing and manufacturing ide-cel within the U.S. and has the right to participate in the development and promotion of ide-cel in the U.S. BMS is responsible for the costs incurred to manufacture vector and associated payload for use outside of the U.S., plus a markup. Under the Ide-cel CCPS, the Company may receive up to a total of $70.0 million in development milestone payments for the first indication to be addressed by ide-cel, with the ability to obtain additional milestone payments for a second indication and modified licensed products.  In the second quarter of 2019, a $10.0 million development milestone was achieved such that as of December 31, 2019, the total remaining potential development milestones on the first indication of ide-cel is $60.0 million. In addition, to the extent ide-cel is commercialized, the Company is entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the U.S., subject to certain reductions.
BMS bb21217 License Agreement
On September 22, 2017, BMS exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, the second product candidate under the Amended BMS Collaboration Agreement, pursuant to an executed license agreement (“bb21217 License Agreement”) entered into by the parties on September 28, 2017 and paid the Company an option fee of $15.0 million.  Pursuant to the bb21217 License Agreement, BMS is responsible for development and related funding of bb21217 after the substantial completion of the ongoing phase 1 clinical trial. In 2019, the parties amended the protocol for the ongoing phase 1 clinical trial to enroll additional patients. The Company is responsible for the manufacture of vector and associated payload throughout development and upon BMS’s request, throughout commercialization. Expenses incurred by the Company associated with these activities are fully reimbursable by BMS at cost plus a mark-up. Throughout both development and commercialization, BMS is responsible for the manufacture of drug product.
The Company currently expects it will exercise its option to co-develop and co-promote bb21217 within the U.S.  The Company’s election to co-develop and co-promote bb21217 must be made by the substantial completion of the on-going phase 1 clinical trial of bb21217.  If elected, the Company expects the responsibilities of the parties to remain largely unchanged, however, the Company expects it will share equally in all profits and losses relating to developing, commercializing and manufacturing bb21217 within the U.S. and to have the right to participate in the development and promotion of bb21217 in the U.S.  BMS would be responsible for the costs incurred to manufacture vector and associated payload for use outside of the U.S., plus a markup. Under this scenario, the Company expects to receive, per product, up to $70.0 million in development milestone payments for the first indication to be addressed by the bb21217 product candidate, with the ability to obtain additional milestone payments for a second indication and modified licensed products.  In addition, to the extent bb21217 is commercialized, the Company would be entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the U.S., subject to certain reductions.
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

Accounting Analysis – Ide-cel
ASC Topic 606, Revenue from Contracts With Customers ("Topic 606"), allows entities to reflect the aggregate effect of all contract modifications when identifying the satisfied and unsatisfied performance obligations for contracts that were modified prior to Topic 606 adoption. BMS’s option to in-license the first product candidate, ide-cel, under the arrangement was considered a material right at the time the Amended BMS Collaboration Agreement was executed in June 2015 given the product candidate had been formally nominated by the JSC and that substantially all investigational new drug application, or IND, enabling activities had been completed by that time. In making this determination, the Company also considered the option price relative to the value of the underlying license. BMS’s exercise of this material right in February 2016 was determined to represent a contract modification and represents the last contract modification prior to the adoption of Topic 606. As a result, the BMS Collaboration Agreement, Amended BMS Collaboration Agreement, and Ide-cel CCPS are combined for accounting purposes and treated as a single arrangement. As of February 2016, BMS’s option to license an additional product candidate under the collaboration did not represent a material right due primarily to the significant uncertainty regarding whether any additional product candidates would be identified under the Amended BMS Collaboration Agreement. Therefore, the license to the Company’s second product candidate, bb21217, which was executed in September 2017, is accounted for as a separate contract. Refer below for discussion of the bb21217 accounting analysis.
As of the February 2016 contract modification date, the Company concluded the arrangement contained the following promised goods and services: (i) research and development services, (ii) a license to ide-cel, and (iii) manufacture of vectors and associated payload for incorporation into ide-cel through development. The Company determined that the manufacture of commercial vector represented an option to acquire additional goods and services that is not representative of a material right. In addition, as of the February 2016 contract modification date, BMS had not exercised its option to purchase any commercial vector. Accordingly, the manufacture of commercial vector was not considered to be a performance obligation at that time.
The Company concluded that the research and development services are distinct from the other promised goods and services under the arrangement given that BMS can benefit from the research and development services on their own and such services are distinct within the context of the contract.  Thus, such services are considered to be a separate performance obligation.  The Company concluded that the license to ide-cel is not distinct from the vector manufacturing services because the manufacturing is essential to the use of the license. Accordingly, these two promised goods and services are considered a single combined performance obligation.
Ide-cel transaction price
The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2019 (in thousands):

Ide-cel transaction price as of December 31, 2019
Up-front non-refundable payment - BMS Collaboration Agreement	$75,000
Up-front non-refundable payment - Amended BMS Collaboration Agreement	25,000
Ide-cel license fee - Ide-cel License Agreement	10,000
Ide-cel development milestone	10,000
Estimated variable consideration	87,189
$207,189

	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of December 31, 2019
Ide-cel research and development services	$40,912	$—
Ide-cel license and manufacturing services	166,277	17,815
	$207,189	$17,815
The estimated variable consideration of $87.2 million relates to the estimated reimbursement from BMS for the manufacture of vectors and associated payload through development.  The total transaction price has been allocated to the performance obligations identified based on a relative standalone selling price ("SSP") basis.  The Company estimated the SSP of the license after considering potential future cash flows under the license. The Company then discounted these probability-weighted cash flows to their present value. The Company estimated the SSP of each of the research and development services and manufacturing services to be provided based on the Company’s estimated cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.
All of the clinical and regulatory milestones which have not been met as of period end are fully constrained and are excluded from the transaction price. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones is outside the control of the Company and contingent upon the future success of clinical trials, the licensee’s efforts, or the receipt of regulatory approval. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to BMS and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur. The Company re-evaluates the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, at each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
The following table summarizes the revenue recognized, or revenue adjustment recorded, related to the ide-cel research and development services for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	For the years ended December 31,
	2019	2018	2017 (1)
Ide-cel research and development services revenue	$2,264	$5,751	$6,208
	$2,264	$5,751	$6,208
(1)The Company adopted Topic 606 effective January 1, 2018 using the modified retrospective transition method.  Therefore, amounts disclosed in the table above pertaining to the year ended December 31, 2017 are presented under previous accounting guidance and are therefore not comparable to the amounts recorded in the current period under Topic 606.
Ide-cel license and manufacturing services
The Company allocated $166.3 million of the transaction price to the combined unit of accounting which consists of the license and manufacture of vectors and associated payload for incorporation into ide-cel.
The Company accounts for its vector manufacturing services for development in the U.S. and BMS’s U.S. development efforts within the scope of ASC 808 given that both parties are active participants in the activities and both parties are exposed to significant risks and rewards dependent on the commercial success of the activities.  The Company recognizes collaboration revenue for its U.S. manufacturing services by analogy to Topic 606.  The portion of BMS’s U.S. development costs that the Company is responsible for are recognized as a reduction to its collaboration revenues, or, if in excess of such revenues in a given quarter, the excess is recorded as research and development expense.
Revenue recognition for the combined unit of accounting commenced during the first quarter of 2017.  The Company recognizes revenue associated with the combined unit of accounting using the proportional performance method, as the Company will satisfy this performance obligation as the manufacturing services are performed through development. In using this method, the Company estimated its development plan for ide-cel, including expected demand from BMS, and the costs associated with the manufacture of vectors and associated payload for incorporation into ide-cel. On a quarterly basis, the Company determines the proportion of effort incurred as a percentage of total effort it expects to expend.  This ratio is applied to the transaction price, which includes variable consideration, allocated to the combined performance obligation consisting of the ide-cel license and manufacturing services. Management has applied significant judgment in the process of developing its budget estimates and any changes to these estimates will be recognized in the period in which they change as a cumulative catch up.
The following table summarizes the net collaboration revenue recognized or expense incurred for the joint ide-cel development efforts in the U.S. under ASC 808, including revenue or expense related to the combined performance obligation for the license and vector manufacturing of ide-cel in the U.S. for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	For the years ended December 31,
	2019	2018	2017 (2)
ASC 808 ide-cel revenue - U.S. (1)	$—	$6,255	$4,905
ASC 808 ide-cel research and development expense - U.S. (1)	$32,415	$8,689	$3,037
(1)As noted above, the calculation of collaboration revenue or research and development expense to be recognized for joint ide-cel development efforts in the U.S. is performed on a quarterly basis. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period, depending on the varying extent of effort performed by each party during the period.
(2)The Company adopted Topic 606 effective January 1, 2018 using the modified retrospective transition method.  Therefore, amounts disclosed in the table above pertaining to the year ended December 31, 2017 are presented under previous accounting guidance and are therefore not comparable to the amounts recorded in the current period under Topic 606.
Revenue related to the combined unit of accounting for the non-US license and vector manufacturing services is accounted for in accordance with Topic 606. The following table summarizes the revenue recognized related to the combined unit of accounting for the ide-cel non-US license and vector manufacturing services for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	For the years ended December 31
	2019	2018	2017 (1)
ASC 606 ide-cel license and manufacturing revenue - outside of U.S.	$25,522	$35,900	$10,372
(1)The Company adopted Topic 606 effective January 1, 2018 using the modified retrospective transition method.  Therefore, amounts disclosed in the table above pertaining to the year ended December 31, 2017 are presented under previous accounting guidance and are therefore not comparable to the amounts recorded in the current period under Topic 606.
As of December 31, 2019, the aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the ide-cel license and manufacturing services, that is unsatisfied, or partially unsatisfied, is $17.8 million, which the Company expects to recognize as revenue as manufacturing services are provided through the remaining development period which is estimated to be through 2020. As of December 31, 2019 and 2018, the Company had $8.5 million and $23.0 million, respectively, of deferred revenue associated with the combined performance obligation consisting of the ide-cel license and manufacturing services.
Accounting Analysis – bb21217
On September 22, 2017, BMS exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, the second optioned product candidate, pursuant to the bb21217 License Agreement entered into by the parties on September 28, 2017.  The bb21217 License Agreement is considered a separate contract for accounting purposes as the option to obtain an exclusive worldwide license to develop and commercialize bb21217, or any other product candidate, was not considered a material right to BMS at the time the practical expedient was applied. The Company made this evaluation after considering the significant uncertainty at that time regarding whether any additional product candidates would be identified under the Amended BMS Collaboration Agreement. In particular, the Company considered that bb21217 had not been formally nominated as a product candidate under the collaboration at that time, primarily due to a lack of preclinical data as well as uncertainty surrounding the ability to successfully complete various IND-enabling activities.
At contract inception, the Company concluded that the arrangement contained the following promised goods and services: (i) research and development services, (ii) a license to the second product candidate, bb21217, and (iii) manufacture of vectors and associated payload for incorporation into bb21217 through development.  The Company determined that the manufacture of commercial vector represents an option to acquire additional goods and services that is not representative of a material right. In addition, at this time BMS has not exercised its option to purchase any commercial vector. Accordingly, the manufacture of commercial vector is not considered to be a performance obligation at this time.
The Company concluded that the research and development services for the phase 1 clinical trial as originally contemplated by the parties are distinct from the other promised goods and services under the arrangement given that BMS can benefit from the research and development services on their own and such services are distinct within the context of the contract.  Thus, such services are considered to be a separate performance obligation.  Similar to ide-cel, the Company concluded that the license to bb21217 is not distinct from the vector manufacturing services because the manufacturing is essential to the use of the license. Accordingly, these two promised goods and services are considered a single combined performance obligation.
The agreement to expand the bb21217 phase 1 trial is treated as a contract modification for accounting purposes because the trial expansion is the addition of a promised good or service that is distinct and the associated consideration reflects the standalone selling price of the additional promised good or service. It will be accounted for prospectively as a separate contract from the bb21217 License Agreement. The transaction price associated with these additional patients consists of variable consideration and is based upon an agreed-upon amount per patient which will be recognized as revenue as the patients are treated. The related performance obligation remained partially unsatisfied as of December 31, 2019.
bb21217 License Agreement transaction price
The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of December 31, 2019 (in thousands):

bb21217 transaction price as of December 31, 2019
bb21217 license fee - bb21217 License Agreement	$15,000
Estimated variable consideration	26,687
$41,687

	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of December 31, 2019
bb21217 research and development services	$5,444	$—
bb21217 license and manufacturing services	36,243	36,243
	$41,687	$36,243
The estimated variable consideration of $26.7 million relates to reimbursement from BMS for the manufacturing services during development.  The total transaction price has been allocated to the performance obligations identified based on a relative SSP basis. The Company estimated the SSP of the license after considering potential future cash flows under the license. The Company then discounted these probability-weighted cash flows to their present value. The Company estimated the SSP of each of the research and development services and manufacturing services to be provided based on the Company’s estimated cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.
All of the clinical and regulatory milestones are fully constrained and are excluded from the transaction price. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones is outside the control of the Company and contingent upon the future success of its clinical trials, the licensee’s efforts, or the receipt of regulatory approval. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to BMS and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur. The Company re-evaluates the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, each reporting period and as uncertain events are resolved or other changes in circumstances occur.
bb21217 research and development services
The Company allocated $5.4 million of the transaction price to the research and development services under the phase 1 trial as originally contemplated. The Company satisfied this performance obligation as the research and development services were performed.  The Company determined that the period of performance of the research and development services was two years through projected initial phase 1 clinical study substantial completion for these patients, or through September 2019.  The Company recognized revenue related to research and development services performed using an input method by calculating costs incurred at each period end relative to total costs expected to be incurred.

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
The following table summarizes the revenue recognized related to the bb21217 research and development services for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	For the years ended December 31,
	2019	2018	2017 (1)
bb21217 research and development services revenue	$2,163	$2,884	$721
	$2,163	$2,884	$721
(1)The Company adopted Topic 606 effective January 1, 2018 using the modified retrospective transition method.  Therefore, amounts disclosed in the table above pertaining to the year ended December 31, 2017 are presented under previous accounting guidance and are therefore not comparable to the amounts recorded in the current period under Topic 606.
bb21217 license and manufacturing services
The Company will satisfy its performance obligation related to the manufacture of vectors and associated payload for incorporation into bb21217 through development as the bb21217 manufacturing services are performed. As of December 31, 2019, the manufacturing services for bb21217 had not yet commenced.  Therefore, no amounts have been recognized for the combined performance obligation in the consolidated statements of operations for the years ended December 31, 2019, 2018, and 2017.
The aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb21217 license and manufacturing services, is $36.2 million.  The Company does not expect that recognition will begin in the next twelve months and has therefore classified deferred revenue associated with the combined performance obligation as deferred revenue, net of current portion on its consolidated balance sheet. The Company had $9.8 million of remaining deferred revenue as of December 31, 2019 and 2018 associated with the combined performance obligation consisting of the bb21217 license and manufacturing services.
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
The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the twelve months ended December 31, 2019 (in thousands):

	Balance at December 31, 2018	Additions	Deductions	Balance at December 31, 2019
Receivables	$6,528	$11,250	$(17,378)	$400
Contract liabilities:
Deferred revenue	$34,939	$10,000	$(26,674)	$18,265
The change in the receivables balance for the year ended December 31, 2019 is primarily driven by amounts collected from BMS in the period, offset by amounts owed to the Company for a development milestone that was achieved in the second quarter of 2019.
The decrease in deferred revenue during the year ended December 31, 2019 is primarily driven by amounts recognized for the combined performance obligation consisting of the ide-cel license and manufacturing services. During the year ended December 31, 2019, $17.6 million of the deferred revenue balance at the beginning of the period was released from deferred revenue.

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
In accordance with the Regeneron Collaboration Agreement, the parties jointly selected six initial targets and intend to equally share the costs of research up to the point of submitting an IND application for a potential gene therapy product directed to a particular target. Additional targets may be selected to add to or replace any of the initial targets during the five-year research collaboration term as agreed to by the parties.
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
Accounting analysis – Regeneron
At the commencement of the arrangement, two units of accounting were identified, which are the issuance of 0.4 million shares of the Company’s common stock and joint research activities during the five year research collaboration term. The Company determined the total transaction price to be $100.0 million, which comprises $54.5 million attributed to the equity sold to Regeneron and $45.5 million attributed to the joint research activities. In determining the fair value of the common stock at closing, the Company considered the closing price of the common stock on the closing date of the transaction and included a lack of marketability discount because Regeneron received shares subject to certain restrictions.
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
Consistent with its collaboration accounting policy, the Company will recognize collaboration revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period.  That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaboration revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron.  If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of December 31, 2019 and 2018, the Company has $38.2 million and $44.0 million, respectively, of the amount attributed to the joint research activities remaining to be recognized which is classified as collaboration research advancement, current portion and collaboration research advancement, net of current portion on the consolidated balance sheet.
The Company recognized $5.7 million of collaboration revenue from the Regeneron Collaboration Agreement during the year ended December 31, 2019. The Company recognized $1.6 million of collaboration revenue from the Regeneron Collaboration Agreement during the year ended December 31, 2018.
12. License and royalty revenue
Novartis Pharma AG
On April 26, 2017, the Company entered into a worldwide license agreement with Novartis. Under the terms of the agreement, Novartis non-exclusively licensed certain patent rights related to lentiviral vector technology to develop and commercialize CAR T cell therapies for oncology, including Kymriah (formerly known as CTL19), Novartis’s anti-CD19 CAR T therapy. At contract inception, financial terms of the agreement included a $7.5 million payment upon execution, $7.5 million of potential future milestone payments associated with regulatory approvals, and $1.1 million of payments for each subsequently licensed product, as well as low single digit royalty payments on net sales of covered products. In August 2017, Novartis received FDA approval for Kymriah and paid the Company $2.5 million as a result of the achievement of a related milestone.
Under Topic 606, the Company identified only one performance obligation, consisting of the license, which was satisfied at contract inception. Accordingly, the nonrefundable license fee of $7.5 million was recognized as revenue upon contract execution in the second quarter of 2017 and a $2.5 million regulatory milestone was recognized as revenue upon milestone achievement, also in the second quarter of 2017, given there were no other unsatisfied performance obligations in the arrangement. Regulatory approvals are not within the Company’s control or the licensee’s control and are generally not considered probable of being achieved until those approvals are received. As such, these milestones are constrained until such time as regulatory approvals are received. Because the single performance obligation was previously satisfied, all regulatory milestones will be recognized as revenue in full in the period in which the associated milestone is achieved.
The Company began recognizing royalty revenue from sales of Kymriah in the fourth quarter of 2017. As the license was deemed to be the predominant item to which the royalties relate, the Company recognizes royalties from the sales of Kymriah when the related sales occur. For the year ended December 31, 2019, the Company recognized royalty revenue of $8.2 million and the cost of license and royalty revenue was $3.0 million. During the year ended December 31, 2018, the Company recognized royalty revenue of $2.2 million and the cost of license and royalty revenue was $0.9 million.
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
Under Topic 606, the Company identified only one performance obligation, consisting of the license, which was satisfied at contract inception. Accordingly, the entire nonrefundable license fee of $3.0 million was recognized as revenue upon contract execution in the second quarter of 2017 given there were no other unsatisfied performance obligations in the arrangement. Regulatory approvals are not within the Company’s control or the licensee’s control and are generally not considered probable of being achieved until those approvals are received. As such, these milestones are constrained until such time as regulatory approvals are received. There was no revenue recognized under this arrangement in the years ended December 31, 2019 and 2018. Because the single performance obligation was previously satisfied, all regulatory milestones will be recognized as revenue in full in the period in which the associated milestone is achieved.
Given there was no revenue recognized under this arrangement in the years ended December 31, 2019 and 2018, there was no associated cost of license and royalty revenue.
The Company adopted Topic 606 effective January 1, 2018 using the modified retrospective transition method.  Therefore, amounts disclosed pertaining to prior periods are presented under previous accounting guidance.
13. Intangible assets
Intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	As of December 31,			As of December 31,
	2019			2018
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$30,100	$(20,694)	$9,406	$30,100	$(16,931)	$13,169
In-licensed rights	5,224	(304)	4,920	—	—	—
Total	$35,324	$(20,998)	$14,326	$30,100	$(16,931)	$13,169
Amortization expense for intangible assets was $4.1 million, $3.8 million, and $3.8 million for each of the years ended December 31, 2019, 2018 and 2017, respectively.
Developed technology
The Company's developed technology was obtained through its acquisition of Pregenen, a privately-held biotechnology company. As a result, the Company obtained gene editing and cell signaling technology with a broad range of potential therapeutic applications. The Company considered the intangible asset acquired to be developed technology, as at the date of the acquisition it could be used the way it was intended to be used in certain ongoing research and development activities. The gene editing platform intangible asset is being amortized on a straight-line basis over its expected useful life of approximately eight years from the date of the acquisition. Please refer to Note 4, Fair value measurements, and Note 9, Commitments and contingencies, for further information.
In-licensed rights
In-licensed rights consist of capitalized milestone payments made to third parties upon receiving regulatory approval of ZYNTEGLO in the EU. The in-licensed rights are being amortized on a straight-line basis over the remaining life of the related patents of approximately ten years, as the life of the related patents reflects the expected time period that the Company will benefit from the in-licensed rights.
The following table summarizes the estimated future amortization for intangible assets for the next five years (in thousands):

As of December 31, 2019
2020	$4,285
2021	4,285
2022	2,404
2023	522
2024	522
Total	$12,018

14. Stock-based compensation
On June 3, 2013, the Company’s board of directors adopted its 2013 Stock Option and Incentive Plan (“2013 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 Plan replaces the 2010 Stock Option and Grant Plan (“2010 Plan”).
The 2013 Plan allows for the granting of incentive stock options, non-qualified stock options, restricted stock units and restricted stock awards to the Company’s employees, members of the board of directors, and consultants of the Company. The Company initially reserved 1.0 million shares of its common stock for the issuance of awards under the 2013 Plan. The 2013 Plan provides that the number of shares reserved and available for issuance under the 2013 Plan will automatically increase each January 1, beginning on January 1, 2014, by four percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. In January 2019 and January 2020, the number of common stock available for issuance under the 2013 Plan was increased by approximately 2.2 million and 2.2 million shares, respectively, as a result of this automatic increase provision.
Any options or awards outstanding under the Company’s previous stock option plans, including both the 2010 Plan and the Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan (“2002 Plan”), at the time of adoption of the 2013 Plan remain outstanding and effective. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, expired or are otherwise terminated (other than by exercise) under the 2002 Plan and 2010 Plan are added to the shares of common stock available for issuance under the 2013 Plan. As of December 31, 2019, the total number of common stock that may be issued under all plans is 2.2 million.
The Company does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $160.6 million, $110.8 million, and $53.3 million during the years ended December 31, 2019, 2018 and 2017, respectively. Stock-based compensation expense recognized by award type is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock options	$95,668	$83,449	$42,262
Restricted stock units	63,580	26,628	10,495
Employee stock purchase plan	1,381	759	525
	$160,629	$110,836	$53,282
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development	$80,139	$54,422	$26,633
Selling, general and administrative	80,490	56,414	26,649
	$160,629	$110,836	$53,282

In February 2018, the Company issued restricted stock units with service and performance conditions to employees, approximately 0.2 million of which are outstanding as of December 31, 2019. Vesting of these awards is contingent on the occurrence of a certain regulatory milestone event which was achieved in June 2019 and fulfillment of any remaining service condition.  The Company began recognizing expense for these awards in the second quarter of 2019 when achievement of the regulatory milestone was deemed probable. The Company recognized $20.1 million of expense related to these awards in the second quarter of 2019 and will continue to recognize stock-based compensation expense related to these awards through June 2021 when the final tranche of the awards vest.
As of December 31, 2019, the Company had $208.1 million, $105.8 million and less than $0.1 million of unrecognized compensation expense related to unvested stock options, restricted stock units, and the employee stock purchase plan, respectively, that is expected to be recognized over a weighted-average period of 2.5 years, 2.6 years, and 0.1 years, respectively.
Stock options
The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected volatility	70.7%	75.5%	78.1%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	2.3%	2.7%	2.1%
Expected dividend yield	0.0%	0.0%	0.0%
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Shares (in thousands)	Weighted- average exercise price per share	Weighted- average contractual life (in years)	Aggregate intrinsic value (a) (in thousands)
Outstanding at December 31, 2018	4,643	$108.56
Granted	1,594	$129.76
Exercised	(354)	$50.36
Canceled or forfeited	(400)	$138.61
Outstanding at December 31, 2019	5,483	$116.30	7.3	$68,511
Exercisable at December 31, 2019	2,853	$94.77	6.0	$64,899
Vested and expected to vest at December 31, 2019	5,483	$116.30	7.3	$68,511
(a)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2019.
The weighted-average fair values of options granted during 2019, 2018 and 2017 was $83.44, $125.12, and $62.03, respectively.  The intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017, was $29.0 million, $73.1 million and $91.0 million, respectively.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted-average grant date fair value
Unvested balance at December 31, 2018	931	$155.99
Granted	570	128.87
Vested	(251)	138.93
Forfeited	(123)	155.68
Unvested balance at December 31, 2019	1,127	$146.10
The intrinsic value of restricted stock units vested during the years ended December 31, 2019, 2018, and 2017 was $28.4 million, $25.5 million and $8.1 million, respectively.
Employee Stock Purchase Plan
On June 3, 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO on June 24, 2013. The 2013 ESPP authorizes the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. During each of the years ended December 31, 2019 and 2018, less than 0.1 million shares of common stock were issued under the 2013 ESPP, respectively.
15. 401(k) Savings plan
In 1997, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In March 2020, the Company expects to make matching contributions of approximately $4.6 million related to employee contributions made during 2019. In February 2019, the Company made $2.4 million of matching contributions related to employee contributions made during 2018. The match contribution is included in accrued expenses and other current liabilities as of December 31, 2019 and 2018.  Expense related to the 401(k) Plan totaled $4.6 million, $2.4 million, $1.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
16. Income taxes
The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
U.S.	$(649,172)	$(440,473)	$(266,236)
Foreign	(140,981)	(114,965)	(69,197)
Total	$(790,153)	$(555,438)	$(335,433)
The provision for (benefit from) income taxes were as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	7	324	115
Foreign	612	222	95
Deferred:
Federal	(966)	(307)	—
State	(198)	(52)	—
Foreign	—	—	—
Total income tax (benefit) expense	$(545)	$187	$210

A reconciliation of income tax provision (benefit) computed at the statutory federal income tax rate to the Company’s effective income tax rate (provision) benefit as reflected in the financial statements is as follows:

	Year ended December 31,
	2019	2018	2017
Federal income tax expense at statutory rate	21.0%	21.0%	34.0%
State income tax, net of federal benefit	3.7%	5.1%	4.3%
Permanent differences	(1.1)%	0.9%	2.7%
Research and development credit	5.4%	6.5%	12.8%
Foreign differential	(3.7)%	(4.4)%	(6.9)%
Federal tax rate change	—%	0.1%	(31.6)%
Other	0.4%	(0.1)%	(0.8)%
Change in valuation allowance	(25.6)%	(29.1)%	(14.6)%
Effective income tax rate benefit (expense)	0.1%	—%	(0.1)%
For the years ended December 31, 2019, 2018 and 2017, the Company recognized an income tax (benefit) expense of $(0.5) million or 0.1%, $0.2 million or 0.0%, and $0.2 million or (0.1)%, respectively.  The Company did not recognize any significant tax expense for the years ended December 31, 2019, 2018, or 2017 as the Company was subject to a full valuation allowance.
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are composed of the following (in thousands):

	Year ended December 31,
	2019	2018
Deferred tax assets:
U.S. net operating loss carryforwards (federal and state)	$439,839	$298,701
Tax credit carryforwards (federal and state)	213,810	167,517
Capitalized license fees and research and development expenses	16,295	18,083
60 Binney Street lease	—	42,059
Deferred revenue	15,119	21,442
Stock-based compensation	46,111	31,858
Lease liabilities	52,631	—
Accruals and other	15,432	8,886
Total deferred tax assets	799,237	588,546
Intangible assets	(2,518)	(3,579)
Right-of-use assets	(49,480)	—
Fixed assets	(2,670)	(41,472)
Less valuation allowance	(744,569)	(543,495)
Net deferred taxes	$—	$—
A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The valuation allowance increased on a net basis by approximately $201.1 million during the year ended December 31, 2019 due primarily to net operating losses, tax credit carryforwards, and stock-based compensation. Effective January 1, 2019, the Company adopted ASU 2016-02, which resulted in the de-recognition of the 60 Binney Street lease and related fixed assets and the recognition of lease liabilities and right-of-use assets. The Company adjusted its deferred tax balances as a result of the adoption. Please refer to Note 2, Summary of significant accounting policies and basis of presentation, and Note 8, Leases, for further information.
As of December 31, 2019, 2018 and 2017, the Company had U.S. federal net operating loss carryforwards of approximately $1.62 billion, $1.10 billion, and $716.1 million, respectively, which may be available to offset future income tax liabilities. Of the amount as of December 31, 2019, $913.8 million will carryforward indefinitely while $711.0 million will expire at various dates through 2037. As of December 31, 2019, 2018 and 2017, the Company also had U.S. state net operating loss carryforwards of approximately $1.56 billion, $1.08 billion, and $692.9 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2039. At December 31, 2016, $195.4 million and $195.4 million of federal and state net operating losses, respectively, related to excess equity-based compensation tax deductions, the benefits for which will be recorded to additional paid-in capital when recognized through a reduction of cash taxes paid. As a result of adopting FASB ASU 2016-09 in the first quarter of 2017, the Company recorded a cumulative-effect adjustment to retained earnings of $76.7 million to record a net deferred tax asset relative to these tax attribute carryforwards. The deferred tax asset was offset by a corresponding adjustment to the valuation allowance.
As of December 31, 2019, 2018 and 2017, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $203.1 million, $156.2 million, and $124.1 million, respectively, available to reduce future tax liabilities which expire at various dates through 2039. As of December 31, 2019, 2018 and 2017, the Company had state credit carryforwards of approximately $13.6 million, $14.3 million, and $9.1 million, respectively, available to reduce future tax liabilities which expire at various dates through 2034. During the fourth quarter of 2018, the Company completed an analysis of prior year estimates of U.S. research and development and orphan drug tax credits for the years 2013 through 2017. The analysis resulted in an immaterial adjustment to the Company's income tax benefit, which was offset by an adjustment to the valuation allowance. An analysis of the U.S. research and development and orphan drug credits has not been completed for 2018 and 2019.
Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception, which it believes has resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code.
The Company or one of its subsidiaries files income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities to the extent utilized in a future period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits
Balance as of December 31, 2017	$—
Increases for tax positions related to current period	3,370
Increases for tax positions related to prior periods	8,725
Balance as of December 31, 2018	12,095
Increases for tax positions related to current period	3,554
Increases for tax positions related to prior periods	296
Balance as of December 31, 2019	15,945
The unrecognized tax benefits at December 31, 2019, if recognized, would not affect the Company’s effective tax rate due to its full valuation allowance position. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for income taxes. For the years ended December 31, 2019, 2018 and 2017, the Company’s accrued interest and penalties related to uncertain tax positions were not material.
17. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31, 2019
	2019	2018	2017
Outstanding stock options	5,483	4,643	3,755
Restricted stock units	1,127	931	477
ESPP shares	19	10	9
	6,629	5,584	4,241

18. Selected quarterly financial data (unaudited)
The following table contains quarterly financial information for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2019
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
	(in thousands, except per share data)
Total revenues	$12,471	$13,296	$8,910	$9,997	$44,674
Total operating expenses	183,645	215,998	219,326	240,531	859,500
Loss from operations	(171,174)	(202,702)	(210,416)	(230,534)	(814,826)
Net loss	(164,446)	(195,782)	(206,033)	(223,347)	(789,608)
Net loss per share applicable to common stockholders - basic and diluted	$(2.99)	$(3.55)	$(3.73)	$(4.04)	$(14.31)

	2018
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
	(in thousands, except per share data)
Total revenues	$15,957	$7,851	$11,528	$19,243	$54,579
Total operating expenses	132,586	156,465	161,347	176,204	626,602
Loss from operations	(116,629)	(148,614)	(149,819)	(156,961)	(572,023)
Net loss	(115,126)	(145,996)	(145,480)	(149,023)	(555,625)
Net loss per share applicable to common stockholders - basic and diluted	$(2.31)	$(2.91)	$(2.73)	$(2.72)	$(10.68)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013
3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
4.2	Description of the Registrant's Securities	—	—	—	Filed herewith
10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013
10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013
10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013
10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013
10.5†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals, Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013
10.6†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017
10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013
10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013
10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013
10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.1	May 6, 2015
10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013
10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.1	May 14, 2013
10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1	333-188605	10.11	May 14, 2013
10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 7, 2015
10.15	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016
10.16	Amendment No. 2 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.17	November 1, 2017

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.17†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q/A	001-35966	10.16	November 2, 2016
10.18†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.19	November 1, 2017
10.19†	Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated March 26, 2018	10-Q	001-35966	10.2	May 2, 2018
10.20†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q/A	001-35966	10.17	November 2, 2016
10.21†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017
10.22†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q/A	001-35966	10.18	November 2, 2016
10.23†	License Agreement, dated December 23, 2015, by and between the Registrant and SIRION Biotech GmbH	10-K	001-35966	10.23	February 21, 2019
10.24††	Toll Manufacturing and Service Agreement, dated November 18, 2016 by and between the Registrant and APCETH Biopharma GmbH, as amended	10-Q	001-35966	10.24	August 1, 2019
10.25††	Clinical and Commercial Supply Agreement – Viral Vector Product, dated November 27, 2017, by and between the Registrant and SAFC Carlsbad, Inc., as amended	10-Q	001-35966	10.25	August 1, 2019
10.26††	Amendment No. 2 to Clinical and Commercial Supply Agreement Viral Vector Product by and between bluebird bio (Switzerland) GmbH and SAFC Carlsbad, Inc.	8-K	001-35966	10.1	January 21, 2020
10.27#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013
10.28#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013
10.29#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013
10.30#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014
10.31#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016
10.32#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017
10.33#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 7, 2015
10.34#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017
10.35#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013
10.36#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018
10.37#	Offer Letter, dated November 16, 2017, by and between the Registrant and Kory Wentworth	10-K	001-35966	10.39	February 21, 2018
10.38#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013
10.39#	Employment Agreement, dated December 18, 2018, by and between the Registrant and William (“Chip”) Baird	8-K	001-35966	10.1	February 11, 2019
10.40†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.3	November 5, 2015

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.41	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	August 3, 2016
10.42	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017
10.43††	Sublease, dated April 16, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.42	August 1, 2019
10.44	Amendment to Sublease, dated April 19, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.43	August 1, 2019
21.1	Subsidiaries of the Registrant	—	—	—	Filed herewith
23.1	Consent of Ernst & Young LLP	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith
______________
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
Nick Leschly President, Chief Executive Officer and Director
SIGNATURES AND POWER OF ATTORNEY
We, the undersigned directors and officers of bluebird bio, Inc. (the “Company”), hereby severally constitute and appoint Nick Leschly and Chip Baird, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Nick Leschly	President, Chief Executive Officer and Director	February 18, 2020
Nick Leschly	(Principal Executive Officer and Duly Authorized Officer)

/s/ Chip Baird	Chief Financial Officer	February 18, 2020
Chip Baird	(Principal Financial Officer and Duly Authorized Officer)

/s/ Kory Wentworth	Vice President, Finance and Treasurer	February 18, 2020
Kory Wentworth	(Principal Accounting Officer)

/s/ Daniel S. Lynch	Director	February 18, 2020
Daniel S. Lynch

/s/ John O. Agwunobi, M.D.	Director	February 18, 2020
John O. Agwunobi, M.D.

/s/ Wendy L. Dixon, Ph.D.	Director	February 18, 2020
Wendy L. Dixon, Ph.D.

/s/ Douglas A. Melton, Ph.D.	Director	February 18, 2020
Douglas A. Melton, Ph.D.

/s/ David P. Schenkein, M.D.	Director	February 18, 2020
David P. Schenkein, M.D.

/s/ William R. Sellers, M.D.	Director	February 18, 2020
William R. Sellers, M.D.

/s/ Mark Vachon	Director	February 18, 2020
Mark Vachon