Form 10-Q
period 2020-03-31
bluebird bio, Inc.
filed 2020-05-11
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-35966
__________________________________________________________________
bluebird bio, Inc.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________________________________________

Delaware	13-3680878
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

60 Binney Street
Cambridge	,	Massachusetts	02142
(Address of Principal Executive Offices)			(Zip Code)
(339) 499-9300
(Registrant’s Telephone Number, Including Area Code)
__________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 5, 2020, there were 55,652,110 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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
•our ability to advance our viral vector and drug product manufacturing capabilities, and to ensure adequate supply of our viral vectors and drug products;
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
•the impact of the COVID-19 pandemic; and
•other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.
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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
bluebird bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of March 31, 2020	As of December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$346,629	$327,214
Marketable securities	564,054	779,246
Prepaid expenses	40,209	32,888
Receivables and other current assets	16,575	12,826
Total current assets	967,467	1,152,174
Marketable securities	107,674	131,506
Property, plant and equipment, net	153,920	151,176
Intangible assets, net	13,254	14,326
Goodwill	13,128	13,128
Operating lease right-of-use assets	194,469	185,885
Restricted cash and other non-current assets	79,192	79,229
Total assets	$1,529,104	$1,727,424
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,527	$42,995
Accrued expenses and other current liabilities	118,091	141,556
Operating lease liability, current portion	20,380	20,175
Deferred revenue, current portion	6,355	8,474
Collaboration research advancement, current portion	9,069	10,380
Total current liabilities	184,422	223,580
Deferred revenue, net of current portion	9,791	9,791
Collaboration research advancement, net of current portion	26,843	27,834
Contingent consideration	4,869	7,977
Operating lease liability, net of current portion	179,962	170,812
Other non-current liabilities	2,784	2,437
Total liabilities	408,671	442,431
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 55,620 and 55,368 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	556	554
Additional paid-in capital	3,607,139	3,568,184
Accumulated other comprehensive loss	(2,799)	(1,893)
Accumulated deficit	(2,484,463)	(2,281,852)
Total stockholders’ equity	1,120,433	1,284,993
Total liabilities and stockholders’ equity	$1,529,104	$1,727,424
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended March 31,
	2020	2019
Revenue:
Service revenue	$16,833	$9,211
Collaborative arrangement revenue	2,302	1,966
Royalty revenue	2,728	1,294
Total revenues	21,863	12,471
Operating expenses:
Research and development	154,123	122,640
Selling, general and administrative	73,248	60,279
Cost of royalty revenue	1,025	430
Change in fair value of contingent consideration	(3,108)	296
Total operating expenses	225,288	183,645
Loss from operations	(203,425)	(171,174)
Interest income, net	5,355	10,102
Other expense, net	(4,447)	(3,389)
Loss before income taxes	(202,517)	(164,461)
Income tax (expense) benefit	(94)	15
Net loss	$(202,611)	$(164,446)
Net loss per share - basic and diluted:	$(3.64)	$(2.99)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	55,590	54,957
Other comprehensive (loss) income:
Other comprehensive (loss) income, net of tax expense of $0.0 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively	(906)	1,835
Total other comprehensive (loss) income	(906)	1,835
Comprehensive loss	$(203,517)	$(162,611)
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2019	55,368	$554	$3,568,184	$(1,893)	$(2,281,852)	$1,284,993
Vesting of restricted stock units	204	2	(2)	—	—	—
Exercise of stock options	20	—	750	—	—	750
Purchase of common stock under ESPP	28	—	1,872	—	—	1,872
Stock-based compensation	—	—	36,335	—	—	36,335
Other comprehensive loss	—	—	—	(906)	—	(906)
Net loss	—	—	—	—	(202,611)	(202,611)
Balances at March 31, 2020	55,620	$556	$3,607,139	$(2,799)	$(2,484,463)	$1,120,433

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2018	54,738	$547	$3,386,958	$(3,627)	$(1,498,808)	$1,885,070
Adjustments to beginning accumulated deficit from adoption of ASU 2016-02	—	—	—	—	6,564	6,564
Vesting of restricted stock units	131	2	(2)	—	—	—
Exercise of stock options	189	2	9,502	—	—	9,504
Purchase of common stock under ESPP	11	—	1,231	—	—	1,231
Stock-based compensation	—	—	32,341	—	—	32,341
Other comprehensive income	—	—	—	1,835	—	1,835
Net loss	—	—	—	—	(164,446)	(164,446)
Balances at March 31, 2019	55,069	$551	$3,430,030	$(1,792)	$(1,656,690)	$1,772,099
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(202,611)	$(164,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	(3,108)	296
Depreciation and amortization	4,880	3,783
Stock-based compensation expense	36,293	32,341
Unrealized loss on equity securities	4,520	3,085
Other non-cash items	(1,387)	(3,456)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(10,984)	(12,793)
Operating lease right-of-use assets	5,842	5,374
Accounts payable	(9,519)	10,590
Accrued expenses and other liabilities	(20,557)	(21,514)
Operating lease liabilities	(5,070)	3,224
Deferred revenue	(2,118)	(8,672)
Collaboration research advancement	(2,302)	(1,966)
Net cash used in operating activities	(206,121)	(154,154)
Cash flows from investing activities:
Purchase of property, plant and equipment	(10,676)	(19,321)
Purchases of marketable securities	(101,421)	(381,735)
Proceeds from maturities of marketable securities	336,675	364,143
Net cash provided by (used in) investing activities	224,578	(36,913)
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP contributions	963	10,223
Net cash provided by financing activities	963	10,223
Increase (decrease) in cash, cash equivalents and restricted cash	19,420	(180,844)
Cash, cash equivalents and restricted cash at beginning of period	381,709	417,099
Cash, cash equivalents and restricted cash at end of period	$401,129	$236,255
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$346,629	$221,738
Restricted cash included in receivables and other current assets	$—	$100
Restricted cash included in restricted cash and other non-current assets	$54,500	$14,417
Total cash, cash equivalents and restricted cash	$401,129	$236,255
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,125	$9,302
Right-of-use assets obtained in exchange for operating lease liabilities	$14,425	$5,500
Tenant improvements included in receivables and other current assets	$1,516	$8,009
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
The Company’s programs in severe genetic diseases include ZYNTEGLO™ (autologous CD34+ cells encoding βA-T87Q-globin gene) gene therapy as a treatment for transfusion-dependent β-thalassemia, or TDT; its LentiGlobin® product candidate as a treatment for sickle cell disease, or SCD; and its Lenti-D™ product candidate as a treatment for cerebral adrenoleukodystrophy, or CALD. The Company’s programs in oncology are focused on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. Idecabtagene vicleucel, or ide-cel, and bb21217, which are product candidates in oncology under the Company’s collaboration arrangement with Bristol-Myers Squibb ("BMS"), formerly Celgene Corporation ("Celgene") prior to its acquisition by BMS in November 2019, are CAR T cell product candidates for the treatment of multiple myeloma. Please refer to Note 9, Collaborative arrangements, for further discussion of the Company’s collaboration with BMS.
In June 2019, the Company received conditional marketing authorization from the European Commission for ZYNTEGLO (formerly referred to as LentiGlobin for TDT) for the treatment of patients 12 years and older with TDT who do not have a β0/β0 genotype, for whom hematopoietic stem cell (HSC) transplantation is appropriate but a human leukocyte-matched related HSC donor is not available. Since receiving conditional marketing authorization for ZYNTEGLO, the Company has continued to advance its commercialization readiness activities. Through March 31, 2020, the Company had not generated any revenue from product sales of ZYNTEGLO.
In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred losses since inception and to date has financed its operations primarily through the sale of shares of the Company's stock and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. As of March 31, 2020, the Company had an accumulated deficit of $2.48 billion. During the three months ended March 31, 2020, the Company incurred a loss of $202.6 million and used $206.1 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company’s products and product candidates and the achievement of a level of revenues adequate to support its cost structure.
As of March 31, 2020, the Company had cash, cash equivalents and marketable securities of $1.02 billion. The Company expects its cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least twelve months from the date of issuance of these financial statements, though it may pursue additional cash resources through public or private equity or debt financings, strategic collaborations or other sources. Management's expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product candidates.

2. Basis of presentation, principles of consolidation and significant accounting policies
Basis of presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the ASC and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2020 and 2019.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2020.
Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation.  However, no subtotals in the prior year condensed consolidated financial statements were impacted as a result.
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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s 2019 Annual Report on Form 10-K, except as noted immediately below and as noted within the "Recent accounting pronouncements - Recently adopted" section.
Marketable securities
Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements ("ASU 2016-13" or "ASC 326"), using the effective date method. As the Company had never recorded any other-than-temporary-impairment adjustments to its available-for-sale debt securities prior to the effective date, no transition provisions are applicable to the Company.
The Company assesses its available-for-sale debt securities under the available-for-sale debt security impairment model in ASC 326 as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on its available-for-sale debt securities is the result of a credit loss. The Company records credit losses in the condensed consolidated statements of operations and comprehensive loss as credit loss expense within other expense, net, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.
Accrued interest receivable related to the Company's available-for-sale debt securities is presented within receivables and other current assets on the Company's condensed consolidated balance sheets. The Company has elected the practical expedient available to exclude accrued interest receivable from both the fair value and the amortized cost basis of available-for-sale debt securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest receivable once it has determined that the asset is not realizable. Any write offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivables associated with its marketable securities.

Stock-based compensation
The Company estimates the fair value of its option awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Effective January 1, 2020, the Company eliminated the use of a representative peer group and uses only its own historical volatility data in its estimate of expected volatility given that there is now a sufficient amount of historical information regarding the volatility of its own stock price.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, among others: future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including goodwill and intangible assets, and the measurement of right-of-use assets and lease liabilities, contingent consideration, stock-based compensation expense, accrued expenses, revenue, income taxes, and the assessment of the Company's ability to fund its operations for at least the next twelve months from the date of issuance of these financial statements.
Recent accounting pronouncements
Recently adopted
ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, ASU No. 2019-5 Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements.  The new standard, as amended, requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The Company adopted this standard on January 1, 2020 on a prospective basis and the adoption did not have a material impact on its financial position and results of operations upon adoption.
ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The new standard removes certain disclosures, modifies certain disclosures, and adds additional disclosures related to fair value measurement. The Company adopted this standard on January 1, 2020, and it did not have a material impact on its financial position and results of operations upon adoption.
ASU No. 2018-15, Intangibles-Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The Company adopted this standard on a prospective basis as of January 1, 2020, and it did not have a material impact on its financial position and results of operations upon adoption.
ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, (“ASU 2018-18”). The amendments in this update clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, Revenue from Contracts with Customers (“Topic 606” or "ASC 606") when the counter party is a customer in the context of a unit of account. ASU 2018-18 also precludes companies from presenting transactions with collaborative partners that are outside the scope of Topic 606 together with revenue within the scope of Topic 606. The Company adopted this standard on a retrospective basis on January 1, 2020. As a result, revenue for prior periods are presented in accordance with the new standard.
Prior to the adoption of ASU 2018-18, the Company presented all revenue recognized under its collaborative arrangements as collaboration revenue on its condensed consolidated statement of operations and comprehensive loss. However, as the Company recognizes revenue under its collaborative arrangements both within and outside the scope of Topic 606, the Company has revised its presentation of revenue on its condensed consolidated statement of operations and comprehensive loss as follows: service revenue includes revenue from collaborative partners recognized within the scope of Topic 606 and collaborative arrangement revenue includes revenue from collaborative partners recognized outside the scope of Topic 606. The disaggregation of revenue recognized under Topic 606 and outside of Topic 606 had previously otherwise been disclosed in the Notes to Condensed Consolidated Financial Statements.
ASU No. 2019-4, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
In April 2019, the FASB issued ASU 2019-4, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. This update provides clarifications for three topics related to financial instruments accounting, some of which apply to the Company. The Company adopted this standard on January 1, 2020 on a prospective basis, and it did not have a material impact on its financial position and results of operations upon adoption.
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

3. Marketable securities
The following table summarizes the marketable securities held at March 31, 2020 and December 31, 2019 (in thousands):

Description	Amortized cost / Cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2020
U.S. government agency securities and treasuries	$377,551	$2,741	$(15)	$380,277
Certificates of deposit	240	—	—	240
Corporate bonds	207,708	613	(1,110)	207,211
Commercial paper	75,650	—	—	75,650
Equity securities	20,017	—	(11,667)	8,350
Total	$681,166	$3,354	$(12,792)	$671,728
December 31, 2019
U.S. government agency securities and treasuries	$633,970	$2,014	$(48)	$635,936
Certificates of deposit	960	—	—	960
Corporate bonds	185,827	824	(43)	186,608
Commercial paper	74,378	—	—	74,378
Equity securities	20,017	—	(7,147)	12,870
Total	$915,152	$2,838	$(7,238)	$910,752
No available-for-sale debt securities held as of March 31, 2020 or December 31, 2019 had remaining maturities greater than three years.

4. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2020
Assets:
Cash and cash equivalents	$346,629	$336,630	$9,999	$—
Marketable securities:
U.S. government agency securities and treasuries	380,277	—	380,277	—
Certificates of deposit	240	—	240	—
Corporate bonds	207,211	—	207,211	—
Commercial paper	75,650	—	75,650	—
Equity securities	8,350	8,350	—	—
Total	$1,018,357	$344,980	$673,377	$—
Liabilities:
Contingent consideration	$4,869	$—	$—	$4,869
Total	$4,869	$—	$—	$4,869
December 31, 2019
Assets:
Cash and cash equivalents	$327,214	$311,245	$15,969	$—
Marketable securities:
U.S. government agency securities and treasuries	635,936	—	635,936	—
Certificates of deposit	960	—	960	—
Corporate bonds	186,608	—	186,608	—
Commercial paper	74,378	—	74,378	—
Equity securities	12,870	12,870	—	—
Total	$1,237,966	$324,115	$913,851	$—
Liabilities:
Contingent consideration	$7,977	$—	$—	$7,977
Total	$7,977	$—	$—	$7,977
Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of March 31, 2020, cash and cash equivalents comprise funds in cash, money market accounts, and U.S. Treasury securities. As of December 31, 2019, cash and cash equivalents comprise funds in cash, money market accounts, and commercial paper.
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

The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At March 31, 2020 and December 31, 2019, the balance in the Company’s accumulated other comprehensive loss includes activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2020 or 2019, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same periods.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $2.9 million and $3.6 million as of March 31, 2020 and December 31, 2019, respectively. No accrued interest receivable was written off during the three months ended March 31, 2020 or 2019.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at March 31, 2020 and December 31, 2019 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2020
U.S. government agency securities and treasuries	$5,000	$—	$40,614	$(15)	$45,614	$(15)
Corporate bonds	102,072	(1,110)	—	—	102,072	(1,110)
Total	$107,072	$(1,110)	$40,614	$(15)	$147,686	$(1,125)
December 31, 2019
U.S. government agency securities and treasuries	$13,234	$(3)	$79,618	$(45)	$92,852	$(48)
Corporate bonds	53,983	(43)	—	—	53,983	(43)
Total	$67,217	$(46)	$79,618	$(45)	$146,835	$(91)
The Company determined that there was no material change in the credit risk of the above investments during the three months ended March 31, 2020. As such, an allowance for credit losses would not be necessary. As of March 31, 2020, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The Company holds equity securities with an aggregate fair value of $8.4 million and $12.9 million as of March 31, 2020 and December 31, 2019, respectively, within short-term marketable securities on its condensed consolidated balance sheets. The Company has recorded unrealized losses of $4.5 million and $3.1 million during the three months ended March 31, 2020 and 2019, respectively, related to its equity securities, which is included in other expense, net on the condensed consolidated statements of operations and comprehensive loss.
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
The significant unobservable inputs used in the measurement of fair value of the Company’s contingent consideration are probabilities of successful achievement of clinical and commercial milestones, the period in which these milestones are expected to be achieved ranging from 2021 to 2028, and discount rates ranging from 11.8% to 13.5%. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant increases or decreases in the other inputs would result in a significantly lower or higher fair value measurement, respectively.
The table below provides a roll-forward of fair value of the Company’s contingent consideration obligations, which include Level 3 inputs (in thousands):

For the three months ended March 31, 2020
Beginning balance	$7,977
Additions	—
Changes in fair value	(3,108)
Payments	—
Ending balance	$4,869
Please refer to Note 8, Commitments and contingencies, for further information.
5. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Land	$1,210	$1,210
Building	15,745	15,664
Computer equipment and software	6,837	6,947
Office equipment	7,607	7,599
Laboratory equipment	46,832	44,560
Leasehold improvements	33,953	33,788
Construction-in-progress	82,048	77,981
Total property, plant and equipment	194,232	187,749
Less accumulated depreciation and amortization	(40,312)	(36,573)
Property, plant and equipment, net	$153,920	$151,176
North Carolina manufacturing facility
In November 2017, the Company acquired a manufacturing facility, which is in the process of construction, in Durham, North Carolina for the future manufacture of lentiviral vector for the Company’s gene therapies.  As of March 31, 2020, a portion of the facility has been placed into service, and the remainder of the facility is still in process of construction. Construction-in-progress as of March 31, 2020 and December 31, 2019 includes $78.4 million and $74.2 million, respectively, related to the North Carolina manufacturing facility.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31, 2020	As of December 31, 2019
Employee compensation	$24,018	$44,679
Manufacturing costs	25,957	23,126
Clinical and contract research organization costs	21,266	16,799
Collaboration research costs	19,732	27,142
Property, plant, and equipment	730	2,354
License and milestone fees	768	300
Professional fees	2,604	1,827
Other	23,016	25,329
Total accrued expenses and other current liabilities	$118,091	$141,556

7. Leases
The Company leases certain office and laboratory space.  Additionally, the Company has embedded leases at contract manufacturing organizations. Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), (“ASC 842”), using the required modified retrospective approach and utilizing the effective date as the date of initial application.
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
The Company occupied the Building beginning on March 27, 2017 and the 60 Binney Street Lease will continue until March 31, 2027. The Company has the option to extend the 60 Binney Street Lease for two successive five-year terms. In applying the ASC 842 transition guidance, the Company classified this lease as an operating lease and recorded a right-of-use asset and lease liability on the effective date. The Company is recognizing rent expense on a straight-line basis throughout the remaining term of the lease.
50 Binney Street Sublease
In April 2019, the Company entered into a sublease agreement for office space located at 50 Binney Street in Cambridge, Massachusetts (the “50 Binney Street Sublease”) to supplement the Company’s corporate headquarters located at 60 Binney Street in Cambridge, Massachusetts.  Under the terms of the 50 Binney Street Sublease, the Company will lease 267,278 square feet of office space for $99.95 per square foot, or $26.7 million per year in base rent subject to certain operating expenses, taxes and annual rent increases of approximately 3%. The lease will commence when the space is available for use by the Company, which is anticipated to be in the second half of 2021, and end on December 31, 2030, unless the Company earlier occupies the premises or other conditions specified in the 50 Binney Street Sublease occur. The sublessor has the right to postpone the commencement date until January 1, 2022 by providing not less than nine months’ prior written notice to the Company. Upon signing the 50 Binney Street Sublease, the Company executed a $40.1 million cash-collateralized letter of credit, which may be reduced in the future subject to the terms of the 50 Binney Street Sublease and certain reduction requirements specified therein. The $40.1 million of cash collateralizing the letter of credit is classified as restricted cash and other non-current assets on the Company’s condensed consolidated balance sheets. Payments will commence at the earlier of (i) the date which is 90 days following the commencement date and (ii) the date the Company takes occupancy of all or any portion of the premises. In connection with the execution of the 50 Binney Street Sublease, the Company also entered into a Purchase Agreement for furniture and equipment (the “Furniture Purchase Agreement”) located on the premises upon lease commencement. Upon execution of the Furniture Purchase Agreement, the Company made an upfront payment of $7.5 million, all of which was recorded within restricted cash and other non-current assets on the Company’s condensed consolidated balance sheets as of March 31, 2020. The Company will assess the lease classification of the 50 Binney Street Sublease and commence recognition of the associated rent expense upon lease commencement.
Seattle, Washington leases
In July 2018, the Company entered into a lease agreement for office and laboratory space located in a portion of a building in Seattle, Washington. The lease was amended in October 2018 to increase the total rentable space to approximately 36,126 square feet at $54.00 per square foot in base rent per year, which is subject to scheduled annual rent increases of 2.5% plus certain operating expenses and taxes. The lease commenced on January 1, 2019, and the lease term will continue through January 31, 2027. The Company moved into the facility in June 2019. The Company determined the classification of this lease to be an operating lease and recorded a right-of-use asset and lease liability at lease commencement.
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
Upon the execution of the Second Amendment, which was deemed to be a lease modification, the Company re-evaluated the assumptions made at the original lease commencement date. The Company determined the Second Amendment consists of two separate contracts under ASC 842. One contract is related to a new right-of-use for the expanded 22,188 square feet of space, which is to be accounted for as a new lease, and the other is related to the modification of term for the original 36,126 square feet of space. The Company recorded an additional right-of-use asset and lease liability upon lease commencement of the expanded space. The Company is recognizing rent expense on a straight-line basis through the remaining extended term of the respective leases.
Embedded operating leases
On June 3, 2016, the Company entered into a manufacturing agreement for the future commercial production of the Company’s ZYNTEGLO, LentiGlobin, and Lenti-D drug products with a contract manufacturing organization. Under this 12-year agreement, the contract manufacturing organization will complete the design, construction, validation, and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, the Company paid $12.0 million upon the achievement of certain contractual milestones and may pay up to $8.0 million in additional contractual milestones if the Company elects its option to lease additional suites. Construction was completed in March 2018 and beginning in April 2018, the Company pays $5.1 million per year in fixed suite fees, as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites. The Company may terminate this agreement at any time upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. The Company determined that this agreement contains an embedded lease as the suites are designated for the Company’s exclusive use during the term of the agreement. The Company recorded a right-of-use asset and lease liability for this operating lease on the effective date of ASC 842 and is recognizing rent expense on a straight-line basis throughout the remaining term of the embedded lease.
On November 18, 2016, the Company entered into an agreement for clinical and commercial production of the Company’s ZYNTEGLO, LentiGlobin for SCD and Lenti-D drug products with a contract manufacturing organization at an existing facility. The Company concluded that this agreement contains an embedded operating lease as the clean rooms are designated for the Company’s exclusive use during the term of the agreement. The term of the agreement is five years with subsequent three-year renewals at the mutual option of each party. As a result, the Company recorded a right-of-use asset and lease liability for this operating lease on the effective date of ASC 842, and is recognizing rent expense on a straight-line basis throughout the estimated remaining term of the embedded lease. On March 6, 2020, the Company amended its agreement with the contract manufacturing organization, resulting in a lease modification. Under the terms of the amended arrangement, the Company may be required to pay annual maintenance and production fees of up to €16.5 million, depending on its production needs, and may terminate this agreement with twelve months’ notice and a one-time termination fee. The amendment also provides for an option to reserve an additional clean room for a one-time option fee plus annual maintenance fees. As a result, the Company increased the right-of-use asset and lease liability related to this embedded operating lease during the three months ended March 31, 2020.

8. Commitments and contingencies
Contingent consideration related to business combinations
On June 30, 2014, the Company acquired Pregenen. The Company may be required to make up to $120.0 million in remaining future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain clinical and commercial milestones related to the Pregenen technology, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved, and discount rates. The use of different assumptions could result in materially different estimates of fair value. Please refer to Note 4, Fair value measurements, for additional information.
Other funding commitments
The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specified products, which includes the collaboration agreement entered into with Regeneron Pharmaceuticals, Inc. (“Regeneron”) in August 2018. Please refer to Note 9, Collaborative arrangements, for further information on the collaboration agreement with Regeneron.
Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. As compared to the contractual obligations and commitments as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2020, the Company’s future minimum purchase commitments for the period ended March 31, 2020 increased by $57.6 million under agreements with certain contract manufacturing organizations.
The Company may be obligated to make future development, regulatory, and commercial milestone payments, and royalty payments on future sales of specified products associated with its collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales have occurred, the corresponding amounts are recognized in the Company’s financial statements. Refer to Note 13, Subsequent events, for discussion of the May 2020 amendments to the BMS arrangement.
While there are no material legal proceedings the Company is aware of, the Company may become party to various claims and complaints arising in the ordinary course of business. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Management does not believe that any ultimate liability resulting from any of these claims will have a material adverse effect on its results of operations, financial position, or liquidity. However, management cannot give any assurance regarding the ultimate outcome of any claims, and their resolution could be material to operating results for any particular period.
The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company's request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and by-laws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company's exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, it is has not recognized any liabilities relating to these obligations.
9. Collaborative arrangements
To date, the Company’s revenue has been primarily generated from its collaboration arrangements with BMS, formerly Celgene prior to its acquisition by BMS in November 2019, and Regeneron Pharmaceuticals, Inc. ("Regeneron"), each as further described below.

Bristol-Myers Squibb
BMS Original Collaboration Agreement
On March 19, 2013, the Company entered into a Master Collaboration Agreement (the “BMS Collaboration Agreement”) with Celgene (now BMS following its acquisition of Celgene in November 2019) to discover, develop and commercialize potentially disease-altering gene therapies in oncology. The collaboration is focused on applying gene therapy technology to genetically modify a patient’s own T cells, known as chimeric antigen receptor, or CAR T cells, to target and destroy cancer cells. Additionally, on March 19, 2013, the Company entered into a Platform Technology Sublicense Agreement (the “Sublicense Agreement”) with BMS pursuant to which the Company obtained a sublicense to certain intellectual property from BMS, originating under BMS’s license from Baylor College of Medicine, for use in the collaboration.
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

Under the Ide-cel CCPS, the Company may receive up to a total of $70.0 million in development milestone payments for the first indication to be addressed by ide-cel, with the ability to obtain additional milestone payments for a second indication and modified licensed products. In the second quarter of 2019, a $10.0 million development milestone was achieved such that as of March 31, 2020, the total remaining potential development milestones on the first indication of ide-cel is $60.0 million. In addition, to the extent ide-cel is commercialized, the Company is entitled to receive tiered royalty payments ranging from the mid-single digits to low-teens based on a percentage of net sales generated outside of the U.S., subject to certain reductions.
Refer to Note 13, Subsequent events, for discussion of the May 2020 amendments to the BMS arrangement.
BMS bb21217 License Agreement
On September 22, 2017, BMS exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, the second product candidate under the Amended BMS Collaboration Agreement, pursuant to an executed license agreement (“bb21217 License Agreement”) entered into by the parties on September 28, 2017 and paid the Company an option fee of $15.0 million.  Pursuant to the bb21217 License Agreement, BMS is responsible for development and related funding of bb21217 after the substantial completion of the ongoing phase 1 clinical trial. In 2019, the parties amended the protocol for the ongoing phase 1 clinical trial to enroll additional patients for which the Company will be reimbursed based upon an agreed-upon amount per patient. The Company is responsible for the manufacture of vector and associated payload throughout development and upon BMS’s request, throughout commercialization. Expenses incurred by the Company associated with these activities are fully reimbursable by BMS at cost plus a mark-up. Throughout both development and commercialization, BMS is responsible for the manufacture of drug product.
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
Refer to Note 13, Subsequent events, for discussion of the May 2020 amendments to the BMS arrangement.
Accounting Analysis – Ide-cel
The transition provisions of Topic 606 allowed entities to elect the practical expedient to reflect the aggregate effect of all contract modifications when identifying the satisfied and unsatisfied performance obligations for contracts that were modified prior to Topic 606 adoption (the Company adopted Topic 606 on January 1, 2018). BMS’s option to in-license the first product candidate, ide-cel, under the arrangement was considered a material right at the time the Amended BMS Collaboration Agreement was executed in June 2015 given the product candidate had been formally nominated by the JSC and that substantially all investigational new drug application, or IND, enabling activities had been completed by that time. In making this determination, the Company also considered the option price relative to the value of the underlying license. BMS’s exercise of this material right in February 2016 was determined to represent a contract modification and represents the last contract modification prior to the adoption of Topic 606. As a result, the BMS Collaboration Agreement, Amended BMS Collaboration Agreement, and Ide-cel CCPS are combined for accounting purposes and treated as a single arrangement. As of February 2016, BMS’s option to license an additional product candidate under the collaboration did not represent a material right due primarily to the significant uncertainty regarding whether any additional product candidates would be identified under the Amended BMS Collaboration Agreement. Therefore, the license to the Company’s second product candidate, bb21217, which was executed in September 2017, is accounted for as a separate contract.  Refer below for discussion of the bb21217 accounting analysis.

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
Ide-cel transaction price
The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of March 31, 2020 (in thousands):

Ide-cel transaction price as of March 31, 2020
Up-front non-refundable payment - BMS Collaboration Agreement	$75,000
Up-front non-refundable payment - Amended BMS Collaboration Agreement	25,000
Ide-cel license fee - Ide-cel License Agreement	10,000
Ide-cel development milestone	10,000
Estimated variable consideration	87,189
$207,189

	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of March 31, 2020
Ide-cel research and development services	$40,912	$—
Ide-cel license and manufacturing services	166,277	13,362
	$207,189	$13,362
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
The Company recognized a revenue adjustment related to ide-cel research and development services of $0.0 million for the three months ended March 31, 2020 and $0.2 million for the three months ended March 31, 2019.
Ide-cel license and manufacturing services
The Company allocated $166.3 million of the transaction price to the combined unit of accounting which consists of the license and manufacture of vectors and associated payload for incorporation into ide-cel.
The Company accounts for its vector manufacturing services for development in the U.S. and BMS’s U.S. development efforts within the scope of ASC 808 given that both parties are active participants in the activities and both parties are exposed to significant risks and rewards dependent on the commercial success of the activities.  The Company recognizes revenue for its U.S. manufacturing services by analogy to Topic 606.  The portion of BMS’s U.S. development costs that the Company is responsible for are recognized as a reduction to its collaborative arrangement revenues, or, if in excess of such revenues in a given quarter, the excess is recorded as research and development expense.
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
The following table summarizes the net collaborative arrangement expense incurred for the joint ide-cel development efforts in the U.S. under ASC 808 related to the combined performance obligation for the license and vector manufacturing of ide-cel in the U.S. for the three months ended March 31, 2020, and 2019 (in thousands):

	For the three months ended March 31,
	2020	2019
ASC 808 ide-cel research and development expense - U.S. (1)	$(5,080)	$(3,244)
(1) As noted above, the calculation of collaborative arrangement revenue or research and development expense to be recognized for joint ide-cel development efforts in the U.S. is performed on a quarterly basis.  The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period, depending on the varying extent of effort performed by each party during the period.
Revenue related to the combined unit of accounting for the non-US license and vector manufacturing services is accounted for in accordance with Topic 606. The following table summarizes the revenue recognized related to the combined unit of accounting for the ide-cel non-US license and vector manufacturing services for the three months ended March 31, 2020, and 2019 (in thousands):

	For the three months ended March 31,
	2020	2019
ASC 606 ide-cel license and manufacturing revenue - outside of U.S.	$13,970	$9,064
As of March 31, 2020, the aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the ide-cel license and manufacturing services, that is unsatisfied, or partially unsatisfied, is $13.4 million, which the Company expects to recognize as revenue as manufacturing services are provided through the remaining development period which is estimated to be through 2020. As of March 31, 2020 and December 31, 2019, the Company had $6.4 million and $8.5 million, respectively, of deferred revenue associated with the combined performance obligation consisting of the ide-cel license and manufacturing services.
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
The agreement to expand the bb21217 phase 1 trial is treated as a contract modification for accounting purposes, because the trial expansion is the addition of a promised good or service that is distinct and the associated consideration reflects the standalone selling price of the additional promised good or service. It will be accounted for prospectively as a separate contract from the bb21217 License Agreement. The transaction price associated with these additional patients consists of variable consideration and is based upon an agreed-upon amount per patient which will be recognized as revenue as the patients are treated. The Company began fulfilling the performance obligation in the fourth quarter of 2019 and it remained partially unsatisfied as of March 31, 2020.
bb21217 License Agreement transaction price
The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement, and the amount of the transaction price unsatisfied as of March 31, 2020 (in thousands):

bb21217 transaction price as of March 31, 2020
bb21217 license fee - bb21217 License Agreement	$15,000
Estimated variable consideration	26,687
$41,687

	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of March 31, 2020
bb21217 research and development services	$5,444	$—
bb21217 license and manufacturing services	36,243	36,243
	$41,687	$36,243
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
Although the Company fully satisfied its initial performance obligation as originally contemplated during the third quarter of 2019, any changes to the total transaction price following the completion of this performance obligation in September 2019 will be allocated to the performance obligations under the arrangement based on a relative SSP basis and therefore the allocation of any changes to the total transaction price may impact the revenue recognized for this performance obligation in the period of change.
As part of performing its initial obligation to complete a phase 1 trial as originally contemplated, the Company recognized revenue of $0.0 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. In connection with treating additional patients in the phase 1 trial, the Company recognized revenue of $2.4 million for the three months ended March 31, 2020.
bb21217 license and manufacturing services
The Company will satisfy its performance obligation related to the manufacture of vectors and associated payload for incorporation into bb21217 through development as the bb21217 manufacturing services are performed. As of March 31, 2020, the manufacturing services for bb21217 had not yet commenced.  Therefore, no amounts have been recognized for the combined performance obligation in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2020, and 2019.
The aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb21217 license and manufacturing services, is $36.2 million.  The Company does not expect that recognition will begin in the next twelve months and has therefore classified deferred revenue associated with the combined performance obligation as deferred revenue, net of current portion on its consolidated balance sheets. The Company had $9.8 million of remaining deferred revenue as of March 31, 2020 and December 31, 2019 associated with the combined performance obligation consisting of the bb21217 license and manufacturing services.

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
The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the three months ended March 31, 2020 (in thousands):

	Balance at December 31, 2019	Additions	Deductions	Balance at March 31, 2020
Receivables	$400	$2,400	$(400)	$2,400
Contract liabilities:
Deferred revenue	$18,265	$—	$(2,118)	$16,147
The change in the receivables balance for the three months ended March 31, 2020 is primarily driven by amounts owed to the Company for bb21217 research and development services provided in the first quarter of 2020, offset by amounts collected from BMS in the period.
The decrease in deferred revenue during the three months ended March 31, 2020 is driven by amounts recognized for the combined performance obligation consisting of the ide-cel license and manufacturing services.  During the three months ended March 31, 2020, $2.1 million of the deferred revenue balance at the beginning of the period was released from deferred revenue.
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
Consistent with its collaboration accounting policy, the Company will recognize collaborative arrangement revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period.  That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaborative arrangement revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron.  If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of March 31, 2020 and December 31, 2019, the Company has $35.9 million and $38.2 million, respectively, of the amount attributed to the joint research activities remaining to be recognized which is classified as collaboration research advancement, current portion and collaboration research advancement, net of current portion on the condensed consolidated balance sheets.
The Company recognized $2.3 million and $2.0 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement during the three months ended March 31, 2020 and 2019, respectively.
10. Stock-based compensation
In January 2020 and 2019, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 2.2 million and 2.2 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. As of March 31, 2020, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 2.5 million.

Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $36.3 million and $32.3 million for the three months ended March 31, 2020 and 2019, respectively. Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended March 31,
	2020	2019
Stock options	24,440	23,183
Restricted stock units	11,853	8,881
Employee stock purchase plan	—	277
	36,293	32,341
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended March 31
	2020	2019
Research and development	16,269	15,516
Selling, general and administrative	20,024	16,825
	36,293	32,341
As of March 31, 2020, the Company had $361.8 million of unrecognized stock-based compensation expense related to unvested stock options, restricted stock units, performance-based restricted stock units, and the employee stock purchase plan, which is expected to be recognized over a weighted-average period of 2.7 years.
Stock option activity
The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2019	5,483	$116.30
Granted	1,147	$75.65
Exercised	(20)	$37.71
Canceled, forfeited, or expired	(132)	$148.55
Outstanding at March 31, 2020	6,478	$108.68
Exercisable at March 31, 2020	3,248	$99.92
Vested and expected to vest at March 31, 2020	6,478	$108.68
During the three months ended March 31, 2020, less than 0.1 million shares of common stock were exercised, resulting in total proceeds to the Company of $0.8 million.
Restricted stock unit activity
The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested balance at December 31, 2019	1,127	$146.10
Granted	709	$77.69
Vested	(204)	$132.15
Forfeited	(47)	$150.73
Unvested balance at March 31, 2020	1,585	$117.15

Employee stock purchase plan
On June 3, 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. During each of the three months ended March 31, 2020 and 2019, less than 0.1 million shares of common stock were issued under the 2013 ESPP.
11. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax expense recognized during the first quarter of 2020 is due to income taxes on foreign earnings.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted. This law temporarily suspended and adjusted certain law changes enacted in the Tax Cuts and Jobs Act in 2017. The Company has concluded that the provisions in the CARES Act have an immaterial impact on the Company’s income tax expense, net deferred tax assets and associated valuation allowance.
12. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three months ended March 31,
	2020	2019
Outstanding stock options	6,478	5,384
Restricted stock units	1,585	1,128
ESPP shares	—	15
	8,063	6,527

13. Subsequent events
On May 8, 2020, the Company and BMS entered into an amendment and restatement of the Ide-cel CCPS, an amendment and restatement of the bb21217 License Agreement, and a non-exclusive license agreement to certain patent rights controlled by the Company and related to lentiviral vector technology for BMS to develop and commercialize CD19-directed CAR T cell therapies.
Under the amendments to the Ide-cel CCPS and the bb21217 License Agreement, BMS will buy out its obligations to pay the Company for future ex-US milestone and royalty payments for a one-time upfront payment of $200.0 million. BMS has also assumed responsibility for payments to licensors for the use of intellectual property outside of the United States. The parties will continue to share equally profits and losses in the United States under the terms of the amended Ide-cel CCPS. BMS is no longer obligated to pay to the Company milestones or royalties for ide-cel and bb21217 outside of the United States under the Ide-cel CCPS or the bb21217 License Agreement. In relation to these amendments, BMS will assume the contract manufacturing agreements relating to ide-cel lentiviral vector. Over time, BMS will assume responsibility for manufacturing ide-cel lentiviral vector outside of the United States, with bluebird responsible for manufacturing ide-cel lentiviral vector in the United States. In addition, under these amendments to the Ide-cel CCPS and the bb21217 License Agreement, the parties are released from future exclusivity related to BCMA-directed T cell therapies.
Under the non-exclusive license agreement, BMS will pay to the Company an additional upfront payment, and will pay to the Company an additional milestone payment upon the achievement of a regulatory milestone and low single digit royalties on net sales of covered products following marketing approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 18, 2020.
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
Overview
We are a biotechnology company committed to researching, developing, and commercializing potentially transformative gene therapies for severe genetic diseases and cancer. We have built an integrated product platform with broad therapeutic potential in a variety of indications based on our lentiviral gene addition platform, gene editing and cancer immunotherapy capabilities. We believe that gene therapy for severe genetic diseases has the potential to change the way patients living with these diseases are treated by addressing the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our gene therapy programs include LentiGlobin for β-thalassemia; LentiGlobin for SCD; and Lenti-D for CALD. Our programs in oncology are focused on developing novel T cell-based immunotherapies, including CAR and TCR T cell therapies. bb2121 (idecabtagene vicleucel, or ide-cel), and bb21217 are CAR-T cell product candidates for the treatment of multiple myeloma and partnered under our collaboration arrangement with BMS.

We are commercializing ZYNTEGLO in the European Union and expect to begin to generate product revenue in the second half of 2020. We are engaged with the European Medicines Agency, or EMA, in discussions regarding our proposed development plans for ZYNTEGLO as a treatment for patients with TDT who are less than 12 years of age and for patients who have a β0/β0 genotype. We are engaged with the U.S. Food and Drug Administration, or FDA, in discussions regarding our proposed development plans for LentiGlobin as a treatment for patients with TDT. We currently expect to complete our BLA submission for LentiGlobin for β-thalassemia for the treatment of patients with TDT in mid-2021.
Based on our discussions with the FDA, we believe that we may be able to seek accelerated approval for LentiGlobin for SCD in the United States on the basis of clinical data from Group C of our ongoing HGB-206 clinical study, with a potential first submission in the second half of 2021, and with our ongoing HGB-210 clinical study providing confirmatory data for full approval. We are also engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin for SCD in Europe.
Based on our discussions with the FDA and EMA, we believe that we may be able to seek approval for our Lenti-D product candidate for the treatment of patients with CALD on the basis of our clinical data from our ongoing Starbeam study, safety data from our ongoing ALD-104 study, and the completed ALD-103 observational study. We expect to submit a

Marketing Authorization Application in the EU for Lenti-D for CALD by year-end 2020. We expect to submit the BLA for Lenti-D for CALD in mid-2021.
In collaboration with BMS (which acquired Celgene in November 2019), we are developing the ide-cel and bb21217 product candidates as treatments for multiple myeloma, a hematologic malignancy that develops in the bone marrow and is fatal if untreated. We are co-developing and co-promoting ide-cel in the United States with BMS and we have exclusively licensed to BMS the development and commercialization rights for ide-cel outside of the United States. In the first quarter of 2020, BMS submitted the BLA for ide-cel as a treatment for relapsed and refractory multiple myeloma. We have exclusively licensed the development and commercialization rights for the bb21217 product candidate to BMS, with an option for us to elect to co-develop and co-promote bb21217 within the United States. Refer to Note 13, Subsequent events, in the Notes to Condensed Consolidated Financial Statements for discussion of the May 2020 amendments to the BMS arrangement.
Since our inception in 1992, we have devoted substantially all of our resources to our development efforts relating to our product candidates, including activities to manufacture product candidates in compliance with good manufacturing practices, or GMP, to conduct clinical studies of our product candidates, to provide selling, general and administrative support for these operations and to protect our intellectual property. We have not generated any revenue from product sales. We have funded our operations primarily through the sale of common stock in our public offerings, private placements of preferred stock and warrants, and through collaborations.
As of March 31, 2020, we had cash, cash equivalents and marketable securities of approximately $1.02 billion. We have never been profitable and have incurred net losses in each year since inception. Our net loss was $202.6 million for the three months ended March 31, 2020, and our accumulated deficit was $2.48 billion as of March 31, 2020. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:
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
•add personnel to support our product development and commercialization efforts; and
•increase activities leading up to the commercial launch of ZYNTEGLO in multiple markets.
We do not expect to generate revenue from product sales until the second half of 2020. While we are in the process of completing construction and qualification of our internal lentiviral vector manufacturing capacity, currently all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we seek to obtain regulatory approval for our product candidates and begin to commercialize ZYNTEGLO, we expect to incur significant commercialization expenses as we prepare for product sales, marketing, manufacturing, and distribution. Accordingly, until we generate significant revenues from product sales, we will seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.
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

Impact of the COVID-19 pandemic on our business
Beginning in late 2019, the outbreak of a novel strain of coronavirus (COVID-19) has evolved into a global pandemic. As a result, we are experiencing disruptions and increased risk in our operations and those of third parties upon whom we rely, which may materially and adversely affect our business. These include disruptions and risks related to the conduct of our clinical trials and commercialization efforts, as policies at various clinical sites and federal, state, local and foreign laws, rules and regulations continue to evolve, including quarantines, travel restrictions, and direction of healthcare resources toward pandemic response efforts. We currently expect the COVID-19 pandemic to delay the timing of patient enrollment and treatment in our ongoing clinical studies by at least three months, which may vary by clinical study and by program. It is unknown how long these disruptions could continue. In addition, we expect the COVID-19 pandemic to impact our ability to achieve market access and reimbursement for ZYNTEGLO in Europe due to shifting priorities of the local authorities and healthcare system.
We continue to evaluate the impact of the COVID-19 global pandemic on patients, healthcare providers and our employees, as well as our operations and the operations of our business partners and healthcare communities. In response to the COVID-19 pandemic, since early March 2020 we have restricted on-site staff at our locations worldwide to only those personnel and contractors who are performing essential activities that must be completed on-site and we have limited the number of staff in any given research and development laboratory; our remaining personnel are adhering to a work-from-home policy. Given the importance of supporting our patients, we are diligently working with our suppliers, healthcare providers and partners to provide patients with access to ZYNTEGLO, while taking into account regulatory, institutional, and government guidance, policies and protocols. Further, we are working with our clinical study sites to understand the duration and scope of the impact on enrollment and other activities for our ongoing clinical studies.
Given the ongoing impact of the COVID-19 global pandemic and recent shifts in regulatory timelines, we have undertaken a comprehensive business review with the goal of ensuring the ability to achieve our 2022 vision with a path towards financial sustainability. Under our revised business priorities and operating plan, we remain on track for potential regulatory approval and commercial launch for ZYNTEGLO, ide-cel, Lenti-D for CALD, and LentiGlobin for SCD by 2022.
Through this comprehensive business review, we have prioritized our key research and development programs and have made a number of changes to our future cost structure relative to our prior long-range plan, including:
•Reduced investment in selling, general and administrative expenses, including a deferred investment in building a commercial organization in the United States, reduced facilities and IT infrastructure, and other cost-reduction measures;
•Prioritized investment in research and development expenses, including an indefinite pause of our planned HGB-211 clinical study in SCD patients at high risk of stroke, adjustment of the timing of investment in ongoing clinical studies to reflect COVID-19 related delays in enrollment, reduction or elimination of investment in certain preclinical programs, and other cost-reduction measures; and
•Our chief executive officer will decline 100% of his salary for the next twelve months. Similarly, additional members of our senior leadership team and all members of our Board of Directors will forgo 20% of their salaries or Board cash retainers for the next twelve months. All will receive a grant of restricted stock units equal to 80% of the value of the released cash compensation, which will vest over one year.
In total, these changes are expected to result in over $500.0 million of net cash savings through 2022 compared to our prior long-range plan. As a result, we expect our cash, cash equivalents, and marketable securities of $1.02 billion as of March 31, 2020, together with projected revenue generated under our collaborative arrangements, projected sales of products and cash inflows associated with our amended and restated agreements with BMS, to fund our revised operating plan into 2022. We expect to continue to drive additional savings through rigorous prioritization and focus on expenses, real estate optimization, and exploration of additional sources of funding to further strengthen our financial position. We discuss the amended BMS agreements in greater detail in Part II, Item 5. Other Information of this Quarterly Report on Form 10-Q as well as in Note 13, Subsequent events, in the Notes to Condensed Consolidated Financial Statements.
However, the internal and external costs of executing on our revised operating plan may be higher than expected, including as a result of challenges encountered in the course of planned activities. Additionally, projected revenue generated under our collaborative arrangements, projected sales of products and cash inflows associated with our amended and restated agreements with BMS may be less than expected. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments which are difficult to predict, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of the COVID-19 pandemic and other actions taken to contain or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our commercialization efforts, our clinical studies, our research programs, healthcare systems or the global economy.
Financial operations overview
Revenues
To date, we have not generated any revenues from the sale of products. Our revenues have been derived from collaboration arrangements, out-licensing arrangements, research fees, and grant revenues.
To date, revenue recognized under our collaborative arrangements has been primarily generated from our collaboration arrangement with BMS. The terms of the arrangement with respect to ide-cel contain multiple promised goods or services, which include at inception: (i) research and development services, (ii) a license to ide-cel, and (iii) manufacture of vectors and associated payload for incorporation into ide-cel under the license.  As of September 2017, the collaboration also included the following promised goods or services with respect to bb21217: (i) research and development services, (ii) a license to bb21217, and (iii) manufacture of vectors and associated payload for incorporation into bb21217 under the license.  In March 2018, we entered into an agreement with BMS to co-develop and co-promote ide-cel in which both parties will share equally in U.S. costs and profits.  Revenue from our collaborative arrangements is recognized as the performance obligations are satisfied.
We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities.  This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements within the scope of ASC 808, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“Topic 606” or "ASC 606"). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606.  Amounts that are owed to collaboration partners are recognized as an offset to collaborative arrangement revenues as such amounts are incurred by the collaboration partner.  Where amounts owed to a collaboration partner exceed our collaborative arrangement revenues in a quarterly period, such amounts in excess are classified as research and development expense. For those elements of the arrangement that are accounted for pursuant to Topic 606, we apply the five-step model prescribed in Topic 606.
Effective January 1, 2020, we adopted Accounting Standards Update ("ASU") No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 ("ASU 2018-18") on a retrospective basis. As a result, prior periods are presented in accordance with the new standard. Prior to the adoption of ASU 2018-18, we presented all revenue recognized under our collaborative arrangements as collaboration revenue on our condensed consolidated statement of operations and comprehensive loss. However, as we recognize revenue under our collaborative arrangements both within and outside the scope of Topic 606, we have revised our presentation of revenue on our condensed consolidated statement of operations and comprehensive loss as follows: service revenue includes revenue from collaborative partners recognized within the scope of Topic 606 and collaborative arrangement revenue includes only revenue from collaborative partners recognized outside the scope of Topic 606.
Nonrefundable license fees paid to us are recognized as revenue upon delivery of the license provided there are no unsatisfied performance obligations in the arrangement.  License revenue has historically been generated from our out-license agreements with Novartis Pharma AG, or Novartis, and Orchard Therapeutics Limited, or Orchard. Under our out-licensing agreements we may also recognize revenue from potential future milestone payments and royalties. We may also receive potential future milestone payments and royalties from our non-exclusive out-license agreement with BMS executed on May 8, 2020.
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
•costs of acquiring, developing, and manufacturing inventory;
•reimbursable costs to our partners for collaborative activities;
•facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, information technology, insurance, and other supplies in support of research and development activities;
•costs associated with our research platform and preclinical activities;
•milestones and upfront license payments;
•costs associated with our regulatory, quality assurance and quality control operations; and
•amortization of intangible assets.
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
•new manufacturing processes or protocols that we may choose to or be required to implement in the manufacture of our lentiviral vector or drug product;
•regulatory feedback on requirements for regulatory approval, as well as changing standards for regulatory approval; and
•the timing and receipt of any regulatory approvals.
We plan to continue to invest in research and development for the foreseeable future as we continue to advance the development of ZYNTEGLO in Europe, LentiGlobin for TDT in the United States, LentiGlobin for SCD, Lenti-D, and bb21217 product candidates, conduct research and development activities in severe genetic diseases and oncology, fund our share of the costs of development of ide-cel in collaboration with BMS, and continue the research and development of product candidates using our gene editing technology platform. Our research and development expenses include expenses associated with the following activities:
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
•HGB-210 study – our multi-site, international phase 3 study of LentiGlobin in patients with SCD and a history of vaso-occlusive events.
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
•KarMMa-2 – a multi-cohort, open-label, multicenter phase 2 study to examine the safety and efficacy of ide-cel in the treatment of patients with relapsed and refractory multiple myeloma and in high-risk multiple myeloma
•KarMMa-3 – a multicenter, randomized, open-label phase 3 study comparing the efficacy and safety of ide-cel versus standard triplet regimens in patients with relapsed and refractory multiple myeloma.
•KarMMa-4 –, a multi-cohort, open-label, multicenter phase 1 study intended to determine the optimal target dose and safety of ide-cel in subjects with newly-diagnosed multiple myeloma
•CRB-402 study – an open label, single-arm, multicenter, phase 1 study to examine the safety and efficacy of the bb21217 product candidate in the treatment of patients with relapsed and refractory multiple myeloma.
•We will continue to incur costs related to the manufacture of clinical study materials in support of our clinical studies.
Under our revised operating plan we have prioritized investment in research and development expenses, including an indefinite pause of the planned HGB-211 clinical study of LentiGlobin for SCD in the treatment of patients with SCD and an elevated stroke risk. We also expect that the timing of investment in our ongoing clinical studies will reflect COVID-19 related delays in enrollment and patient treatment in our HGB-206 and HGB-210 clinical studies, as well as in the KarMMa-2, KarMMa-3, and KarMMa-4 clinical studies of ide-cel sponsored by BMS. In addition, we have reduced or eliminated investment in certain preclinical programs, including certain academic collaborations in early pipeline activities, and implemented other cost-reduction measures.
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

	For the three months ended March 31,
	2020	2019
	(in thousands)
LentiGlobin (including ZYNTEGLO)(1)	$36,881	$31,846
Lenti-D	7,813	8,686
Ide-cel	31,162	19,791
bb21217	6,071	4,486
Preclinical programs	17,450	11,329
Total direct research and development expense	99,377	76,138
Employee-and contractor-related expenses	15,904	10,518
Stock-based compensation expense	16,269	15,516
Platform-related expenses	5,017	4,627
Facility expenses	16,752	14,619
Other expenses	804	1,222
Total other research and development expenses	54,746	46,502
Total research and development expense	$154,123	$122,640
(1)Following our receipt of conditional approval for the marketing authorization of ZYNTEGLO by the European Commission in June 2019, all manufacturing costs associated with the production of LentiGlobin produced for use in the commercial sale of ZYNTEGLO in the European Union will be evaluated for capitalization as inventory on our condensed consolidated balance sheets.

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
We have reduced projected selling, general and administrative expenses through both the elimination and deferral of certain costs relative to our prior long-range plan. This includes a deferred investment in building a commercial organization in the United States, reduced facilities and IT infrastructure and related costs for personnel based on our expectations for the timing of regulatory approvals and potential launch of our product candidates. However, we anticipate that our selling, general and administrative expenses, including payroll and sales and marketing expenses, will continue to increase in the future relative to current levels as we execute on our commercial launch plans in Europe for ZYNTEGLO, and perform commercial readiness activities in the United States for our product candidates.
Cost of royalty revenue
Cost of royalty revenue represents expense associated with amounts owed to third party licensors as a result of revenue recognized under our out-license arrangement with Novartis.
We anticipate that our cost of royalty revenue will increase in the future, contingent upon the achievement of regulatory milestones by Novartis or Orchard.  Additionally, we anticipate that our cost of royalty revenue will increase in the future as we expect to continue to recognize royalty revenue related to Novartis’ commercial sale of tisagenlecleucel.
Change in fair value of contingent consideration
On June 30, 2014, we acquired Precision Genome Engineering, Inc., or Pregenen.  The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology.
As of March 31, 2020, there are $120.0 million in future contingent cash payments, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $4.9 million as of March 31, 2020, all of which are classified as a non-current liability on our condensed consolidated balance sheets.
Interest income, net
For the three months ended March 31, 2020 and 2019, interest income, net consists primarily of interest income earned on investments.
Other expense, net
Other expense, net consists primarily of losses on equity securities held by us, losses on disposal of assets, and gains and losses on foreign currency.
Critical accounting policies and estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2020, there were no material changes to our critical accounting policies as reported in our

Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 18, 2020, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the Notes to Condensed Consolidated Financial Statements.
Results of Operations
Comparison of the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019	Change
	(in thousands)
Revenue:
Service revenue	$16,833	$9,211	$7,622
Collaborative arrangement revenue	2,302	1,966	336
Royalty revenue	2,728	1,294	1,434
Total revenues	21,863	12,471	9,392
Operating expenses:
Research and development	154,123	122,640	31,483
Selling, general and administrative	73,248	60,279	12,969
Cost of royalty revenue	1,025	430	595
Change in fair value of contingent consideration	(3,108)	296	(3,404)
Total operating expenses	225,288	183,645	41,643
Loss from operations	(203,425)	(171,174)	(32,251)
Interest income, net	5,355	10,102	(4,747)
Other expense, net	(4,447)	(3,389)	(1,058)
Loss before income taxes	(202,517)	(164,461)	(38,056)
Income tax (expense) benefit	(94)	15	(109)
Net loss	$(202,611)	$(164,446)	$(38,165)

Revenues. Total revenue was $21.9 million for the three months ended March 31, 2020, compared to $12.5 million for the three months ended March 31, 2019. The increase of $9.4 million was primarily attributable to an increase in ide-cel license and manufacturing services revenue under our agreement with BMS, as well as an increase in royalty revenue.
Research and development expenses. Research and development expenses were $154.1 million for the three months ended March 31, 2020, compared to $122.6 million for the three months ended March 31, 2019. The overall increase of $31.5 million was primarily attributable to the following:
•$14.7 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount to support overall growth, including an increase of $0.8 million in stock-based compensation expense;
•$8.4 million of increased material production, laboratory expenses, and other platform costs;
•$2.4 million of increased clinical trial costs; and
•$2.2 million of increased consulting fees.
Selling, general and administrative expenses. Selling, general and administrative expenses were $73.2 million for the three months ended March 31, 2020, compared to $60.3 million for the three months ended March 31, 2019. The increase of $13.0 million was primarily attributable to the following:
•$13.2 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount to support overall growth, including an increase of $3.2 million in stock-based compensation expense; and
•$2.1 million of increased costs related to commercial-readiness activities.

The increased costs were partially offset by $2.8 million of decreased consulting fees.
Change in fair value of contingent consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Interest income, net. The decrease in interest income, net was primarily related to decreased interest income earned on investments.
Other expense, net. The increase in other expense, net was primarily related to changes in fair value of equity securities.
Liquidity and Capital Resources
As of March 31, 2020, we had cash, cash equivalents and marketable securities of approximately $1.02 billion. We expect our cash, cash equivalents, and marketable securities, together with projected revenue generated under our collaborative arrangements, projected sales of products and cash inflows associated with our amended and restated agreements with BMS, to fund our revised operating plan into 2022. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2020, our funds are primarily held in U.S. Treasury securities, U.S. government agency securities, equity securities, certificates of deposit, corporate bonds, commercial paper and money market accounts.
We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of March 31, 2020 we had an accumulated deficit of $2.48 billion. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources. The likelihood of our long-term success must be considered in light of the expenses, difficulties, and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate. We may never achieve significant revenue or profitable operations.
Sources of Liquidity
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods below:

	For the three months ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(206,121)	$(154,154)
Net cash provided by (used in) investing activities	224,578	(36,913)
Net cash provided by financing activities	963	10,223
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,420	$(180,844)
Cash Flows from Operating Activities. The $52.0 million increase in cash used in operating activities for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was partially due to the increase in net loss during this period of $38.2 million, which was driven by increased payroll and payroll-related expenses and spending on our clinical and preclinical stage programs to support overall growth. Cash used in operating activities was also driven by changes in operating assets and liabilities.
Cash Flows from Investing Activities. The $261.5 million change in cash provided by (used in) investing activities for the three months ended March 31, 2020 was primarily due to a decrease in cash used to purchase marketable securities of $280.3 million, and a decrease of $8.6 million in cash used to purchase property, plant and equipment, primarily related to the facility in Durham, North Carolina, partially offset by a decrease of $27.5 million in proceeds received from the maturity of marketable securities, compared to the three months ended March 31, 2019.

Cash Flows from Financing Activities. The $9.3 million decrease in cash provided by financing activities was driven by a decrease in proceeds from the exercise of stock options and ESPP contributions in the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Contractual Obligations and Commitments
Except as discussed in Note 7, Leases, and Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements, there have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 18, 2020. Refer to Note 13, Subsequent events, in the Notes to Condensed Consolidated Financial Statements for discussion of the May 2020 amendments to the BMS arrangement.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of March 31, 2020 and December 31, 2019, we had cash, cash equivalents and marketable securities of $1.02 billion and $1.24 billion, respectively, primarily invested in U.S. government agency securities and Treasuries, equity securities, federally insured certificates of deposit, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2020, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $3.0 million.
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
As of March 31, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2020 there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2020, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
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
Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 18, 2020.
*Our business may be materially and adversely affected by the ongoing COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our business and that of third parties on which we rely. The extent to which the COVID-19 pandemic impacts our business will depend in part on future developments, which are uncertain and unpredictable in nature.
In December 2019, a novel strain of coronavirus (COVID-19) was reported and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, healthcare communities, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of many businesses, including ours. As a result of the COVID-19 pandemic, we are experiencing disruptions in our operations and business, and those of third parties upon whom we rely. We are also experiencing disruptions to the conduct of our clinical trials and commercialization efforts. We are likely to continue experiencing these disruptions in our operations and those of our third parties for an unknown period of time, as the impact of the COVID-19 pandemic evolves daily and remains uncertain. These impacts, which may materially and adversely affect our business, include the following:
•We are conducting a number of clinical studies across our programs in geographies which are affected by the COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our clinical studies. Policies at various clinical sites and federal, state, local and foreign laws, rules and regulations are continuing to evolve, including through the implementation of quarantines and travel restrictions, and direction of healthcare resources toward pandemic response efforts. Intensive care unit beds and related healthcare resources available to support activities unrelated to COVID-19 response are anticipated to become significantly constrained. As a result, we expect the COVID-19 pandemic to delay the timing of patient enrollment and treatment in our ongoing clinical studies, in particular in our ongoing HGB-206 and HGB-210 clinical studies, by at least three months. In addition, BMS has announced that it has temporarily suspended screening, enrollment and apheresis in their cellular therapy clinical studies, which includes the KarMMa-2, KarMMa-3, and KarMMa-4 studies for the ide-cel product candidate, due to the COVID-19 pandemic. It is unknown how long these pauses or disruptions could continue. Moreover, we are commercializing ZYNTEGLO in Europe, which has been affected by the COVID-19 pandemic, and our ability to generate meaningful product revenue may be delayed. In addition to the constraints on healthcare systems and resources described above, which are also applicable in the commercial treatment context, we may experience decreased patient demand for our approved product because potential patients may choose not to undergo treatment, or to delay treatment, with ZYNTEGLO.
•We currently rely on third parties to manufacture, perform quality testing, and ship our lentiviral vectors and drug products for our clinical studies and support commercialization efforts. If any such third party in our supply chain is adversely impacted by restrictions resulting from the COVID-19 pandemic, such as staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain will be disrupted, which could significantly limit our ability to manufacture our lentiviral vectors and drug products for our clinical studies and for commercial use, and could affect our ability to conduct our research and development operations.
•Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or lack resources to continue to monitor our clinical studies. As a result, review, inspection, and other timelines may be materially delayed for an unknown period of time. Any de-prioritization of our clinical studies or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. In addition, we have been engaging in reimbursement discussions with governmental health programs as part of our commercial preparation activities, and we expect the COVID-19 pandemic to impact our ability to achieve market access and reimbursement for ZYNTEGLO in Europe due to shifting priorities of the local health authorities and healthcare systems.
•We have restricted the staff at our locations to only those personnel and contractors who perform essential activities that must be completed on-site and we have limited the number of staff in any given research and development laboratory; our remaining personnel have transitioned to our work-from-home policy. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical study sites and other important agencies and contractors. Furthermore, our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time as a result of the closure of our offices and the possibility that governmental authorities further modify current restrictions. As a result, this could delay timely completion of preclinical activities, including completing Investigational New Drug-enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for our development programs.
•The trading prices for our shares of common stock and other biopharmaceutical companies have been highly volatile as a result of the economic volatility and downturn caused by the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of shares of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 pandemic will materially and adversely affect our business, the value of our common stock, and our ability to operate under our revised operating plan and execute our strategy. As described above, our business and operating plan has already been impacted by the COVID-19 pandemic, the associated governmental restrictions, and the resulting economic conditions, leading us to reduce and defer costs, adjust our priorities, timelines and expectations, and implement a revised operating plan.
The extent of the impacts described above will depend on numerous evolving factors that we may not be able to accurately predict, including:
•the duration and scope of the pandemic;
•governmental, business and individuals’ protocols and actions that have been and continue to be taken in response to the pandemic;
•the impact of the pandemic on economic activity and actions taken in response;
•the effect on patients, healthcare providers and business partners;
•demand for our products, including as a result of reduced patient visits to healthcare providers, travel restrictions, social distancing, quarantines and other containment measures;
•uncertainty as to when we will be able to resume normal clinical study enrollment and patient treatment activities, particularly at clinical study sites located in highly impacted geographies and as a result of disruptions with our clinical study sites;
•the ability to obtain or deliver sufficient and timely supplies if the production capabilities of manufacturers and suppliers is disrupted;
•our access to the debt and equity markets on satisfactory terms, or at all;

•disruptions in regulatory oversight and actions if regulators and industry professionals are expending significant and unexpected resources addressing COVID-19; and
•any closures of our and our partners’ offices, operations and facilities.
In response to the COVID-19 pandemic and the resulting uncertain economic and healthcare environment, we have revised our operating plan with the intention that the revised operating plan would enable us to advance our corporate strategy and pipeline during this period of uncertainty. Based on this revised operating plan and underlying assumptions, we expect our cash, cash equivalents, and marketable securities, together with projected revenue generated under our collaborative arrangements, projected sales of products and cash inflows associated with our amended and restated agreements with BMS, to fund our revised operating plan into 2022. However, the internal and external costs of executing on our revised operating plan may be higher than expected, including as a result of challenges encountered in the course of planned activities. Additionally, projected revenue generated under our collaborative arrangements, projected sales of products and cash inflows associated with our amended and restated agreements with BMS may be less than expected. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments which are difficult to predict, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and other actions taken to contain or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our commercialization efforts, our clinical studies, our research programs, healthcare systems or the global economy, and if the ultimate impact of the COVID-19 pandemic and the resulting uncertain economic and healthcare environment is more severe than we anticipated, we may not be able to execute on our revised operating plan or on our strategy. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and in the “Risk Factors” section of our Annual Report on Form 10-K.
Risks related to commercialization
We have limited experience as a commercial company and the marketing and sale of ZYNTEGLO or future products may be unsuccessful or less successful than anticipated.
We are beginning to commercialize ZYNTEGLO in the European Union and we have limited experience as a commercial company. Consequently, there is limited information about our ability to overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. We also have several programs in late-stage clinical development. To execute our business plan, in addition to successfully marketing and selling ZYNTEGLO and any future products, we will need to successfully:
•establish and maintain, in the geographies where we hope to treat patients, relationships with qualified treatment centers who will be treating the patients who receive ZYNTEGLO and any future products;
•obtain adequate pricing and reimbursement for ZYNTEGLO and any future products in each of the jurisdictions in which we plan to commercialize approved products;
•gain regulatory acceptance for the development and commercialization of the product candidates in our pipeline;
•develop and maintain successful strategic alliances; and
•manage our spending as costs and expenses increase due to clinical trials, marketing approvals, and commercialization, including for any extension of marketing approval of ZYNTEGLO, and for any future products.
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
We focus our research and product development on treatments for severe genetic diseases and cancer. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product or any future products, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. For instance, because newborn screening for CALD is limited, and it can be difficult to diagnose CALD in the absence of a genetic screen, we may have difficulty reaching patients who would benefit from treatment from our Lenti-D product candidate. Additionally, the potentially addressable patient population for our product and any future products may be limited or may not be amenable to treatment with our products. For instance, we received conditional marketing approval in Europe of ZYNTEGLO for the treatment of adult and adolescent patients with TDT who do not have a β0/β0 genotype. We do not have any assurance whether or when ZYNTEGLO may be commercially available to pediatric patients less than 12 years of age, or patients with all genotypes of TDT or types of β-thalassemia.
Even if we obtain significant market share for a product within an approved indication, because the potential target populations for our product and for the product candidates in our pipeline are small, we may never achieve profitability without obtaining marketing approval for additional indications. For instance, in the field of cancer, the FDA often approves new therapies initially only for use in patients with relapsed or refractory advanced disease. We expect to initially seek approval of our T cell-based product candidates in cancer in this context. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. For example, in early 2020, BMS submitted a BLA seeking approval from the FDA for ide-cel as a treatment for relapsed and refractory multiple myeloma. BMS is conducting the KarMMa-2, KarMMa-3, and KarMMa-4 studies with the intention to generate data to support marketing approvals for earlier lines of therapy in multiple myeloma, but there is no assurance that such studies will be successful or be sufficient.
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
In order to commercialize ZYNTEGLO and any future products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties to manufacture the vector and the drug product in the commercial setting and for any clinical trials that we initiate. Currently, SAFC is the sole manufacturer of the lentiviral vector and apceth is the sole manufacturer of the drug product to support commercialization of ZYNTEGLO in Europe. Although we intend to eventually rely on a mix of internal and third-party manufacturers to support our commercialization efforts, we are still in the process of completing construction and qualification of our internal capacity and we have not secured commercial-scale manufacturing capacity in all of the regions where we intend to commercialize ZYNTEGLO or future products. By building our own internal manufacturing facility, we have incurred substantial expenditures and expect to incur significant additional expenditures in the future. In addition, there are many risks inherent in the construction of a new facility that could result in delays and additional costs, including the need to obtain access to necessary equipment and third-party technology, if any. Also, we have had to, and will continue to, hire and train qualified employees to staff our manufacturing facility. We may not be able to timely or successfully build out our internal capacity or negotiate binding agreements with third-party manufacturers at commercially reasonable terms. If we fail to secure adequate capacity to manufacture our drug products or lentiviral vectors used in the manufacture of our drug products, we may be unable to execute on our development plans on the timing that we expect.
The manufacture of our lentiviral vector and drug product is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot make any assurances that these problems will not occur in the future, or that we will be able to resolve or address problems that occur in a timely manner or with available funds. Because of the complexity of manufacturing our product and product candidates, transitioning production of either lentiviral vector or drug products to backup or second source manufacturing, or to internal manufacturing capacity, requires a lengthy technology transfer process and may require additional significant financial expenditures. Furthermore, our cost of goods development is at an early stage. The actual cost to manufacture our lentiviral vector and drug product could be greater than we expect and could materially and adversely affect the commercial viability of our product and any future products. If we or such third-party manufacturers are unable to produce the necessary quantities of lentiviral vector and our drug product, or in compliance with GMP or other pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and commercialization of our product and any future products may be materially harmed. Furthermore, if we or our third-party manufacturers are unable to produce our lentiviral vectors or our drug products in quantities, in accordance with regulatory requirements, including quality requirements, or within the time frames that we need to support our development and commercialization activities, it may result in delays in our plans or increased capital expenditures.
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

Our commercial strategy is to engage apheresis and transplant centers in our key launch regions as qualified treatment centers for the collection of patient HSCs and infusion of the drug product once manufactured. To ensure that the qualified treatment centers are prepared to collect patient HSCs and to ship them to our transduction facilities in accordance with our specifications and regulatory requirements, we plan to train and conduct quality assessments of each center as part of engagement. These qualified treatment centers are the first and last points on our complex supply chain to reach patients in the commercial setting. We may not be able to engage qualified treatment centers in all of the regions in our commercial launch strategy, or we may encounter other challenges or delays in engaging qualified treatment centers. We may fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the drug product back to the patient. Logistical and shipment delays and problems caused by us, our third-party vendors, and other factors not in our control, such as weather, could prevent or delay the delivery of product to patients. If our qualified treatment centers fail to perform satisfactorily, we may suffer reputational, operational, and business harm. We are required to maintain a complex chain of identity and chain of custody with respect to patient material as it moves through the manufacturing process, from the qualified treatment center to the transduction facility, and back to the patient. Failure to maintain chain of identity and chain of custody could result in adverse patient outcomes, loss of product or regulatory action.
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
Although we are continuing to build out our field team as part of our first commercial launch in Europe, we have no prior sales or distribution experience and limited capabilities for marketing and market access. To successfully commercialize ZYNTEGLO and any other products that may result from our development programs, we will need to develop these capabilities and further expand our infrastructure to support commercial operations in the United States, Europe and other regions, either on our own or with others. Commercializing an autologous gene therapy such as ZYNTEGLO is resource-intensive and will require substantial investment in commercial capabilities. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without significant commercial experience as a company or the support of a third party to perform these functions, including marketing and sales functions, we may be unable to compete successfully against these more established companies. Furthermore, a significant proportion of the patient populations for ZYNTEGLO and our potential products lies outside of the United States and Europe. We may not be able to establish our global capabilities and infrastructure in a timely manner or at all. The cost of establishing such capabilities and infrastructure may not be justifiable in light of the potential revenues generated by any particular product and/or in any specific geographic region. We currently expect to rely heavily on third parties to launch and market ZYNTEGLO and our potential products in certain geographies, if approved. We may enter into collaborations with third parties to utilize their mature marketing and distribution capabilities, but we may be unable to enter into agreements on favorable terms, if at all. If our future collaborative partners do not commit sufficient resources to commercialize ZYNTEGLO or our future products, if any, and we are unable to develop the necessary commercial and manufacturing capabilities on our own, we may be unable to generate sufficient product revenue to sustain our business.
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
We have proposed novel payment models, including outcomes-based arrangements with payments over time, to assist with realizing the value and sharing the risk of a potential one-time treatment, such as ZYNTEGLO. While we are engaged in discussions with payers, there is no assurance that there will be widespread adoption of these payment models by payers. These payment models may not be sufficient for payers to grant coverage, and if we are unable to obtain adequate coverage for our product or any future products, the adoption of our product or any future products may be limited. In addition, to the extent reimbursement for our product is subject to outcomes-based arrangements, the total payments received from product sales may vary, our cash collection of future payments and revenue assumptions from product sales will be at risk, and the timing of revenue recognition may not correspond to the timing of cash collection. We plan on commercializing our product candidates in the United States once approved, and will be subject to price reporting obligations set forth by CMS. To the extent reimbursement for our product or any future products by U.S. governmental payers is subject to outcomes-based arrangements, the increased complexity increases the risk that CMS may disagree with the assumptions and judgments that we use in our price reporting calculations, which may result in significant fines and liability.
Collectively, these factors could affect our ability to successfully commercialize our product and any future products and generate revenues, which would adversely impact our business, financial condition, results of operations and prospects.

Risks related to the research and development of our product candidates
*We cannot predict when or if we will obtain marketing approval to commercialize our product candidates, and the marketing approval of our product and any future products may ultimately be for more narrow indications than we expect.
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
Furthermore, the timing of our clinical studies depends on the speed at which we can recruit eligible patients to participate in testing our product candidates. The conditions for which we plan to evaluate our current product candidates in severe genetic diseases are rare disorders with limited patient pools from which to draw for clinical studies. The eligibility criteria of our clinical studies will further limit the pool of available study participants, and the process of finding and diagnosing patients may prove costly. Patients may be unwilling to participate in our studies because of negative publicity from adverse events in the biotechnology or gene therapy industries or for other reasons, including competitive clinical studies for similar patient populations. We may not be able to identify, recruit and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical studies in a timely manner. We have experienced delays in some of our clinical studies in the past, and we may experience similar delays in the future. In addition, if we make manufacturing or formulation changes to our product or product candidates, we may need to conduct additional studies to demonstrate comparability of the modified versions to earlier versions. For instance, we are transitioning the production process of our lentiviral vectors used in the manufacture of our drug products from an adherent cell tray process to a scalable suspension process. We are engaged with regulatory agencies on the data that we will be required to collect to demonstrate comparability.
Results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There is limited data concerning long-term safety and efficacy following treatment with our gene therapy and T cell-based product candidates. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. For instance, while patients with SCD who have been treated with LentiGlobin may experience a reduction of vaso-occlusive events following successful engraftment, there can be no assurance that they will not experience vaso-occlusive events in the future. Similarly, patients with relapsed and refractory multiple myeloma who have been treated with ide-cel or the bb21217 product candidate may experience disease progression. We have experienced unexpected results in the past, and we may experience unexpected results in the future. For instance, initial results from our clinical studies of ZYNTEGLO suggested that patients with TDT who do not have a β0/β0 genotype experienced better outcomes to treatment than patients with TDT who have a β0/β0 genotype. Consequently, we received conditional approval in the European Union initially for the treatment of patients with TDT who do not have a β0/β0 genotype. In order to support an application for marketing approval of ZYNTEGLO in patients with TDT who have a β0/β0 genotype, we initiated the HGB-212 study, but we do not know if or when ZYNTEGLO may be commercially available to all genotypes of TDT or types of β-thalassemia. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or marketing approval of our product candidates.
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
In general, the FDA requires the successful completion of two pivotal trials to support approval of a biologics licensing application, or BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. Because LentiGlobin for β-thalassemia has been granted the FDA’s Fast Track and Breakthrough Therapy designations, we are engaged in discussions with the FDA regarding the development plans for LentiGlobin for β-thalassemia to enable a submission of a BLA prior to the completion of our ongoing studies. Based on these discussions, we believe the results from our ongoing Northstar-2 and Northstar-3 clinical studies, together with data from our Northstar study, the LTF-303 long-term follow up protocol, and completed HGB-205 study, could be sufficient to form the basis for a BLA submission for LentiGlobin for β-thalassemia to treat patients with TDT. However, it should be noted that our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. Depending on the outcome of these ongoing clinical studies, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval for a BLA for LentiGlobin for β-thalassemia for the treatment of patients with TDT. Furthermore, we are required to submit data relating to certain release assays designed to confirm the quality, purity and strength (including potency) of LentiGlobin for β-thalassemia as a condition for completing the BLA submission, which has the potential for delaying the completion of our BLA submission, with the potential consequence of delaying any approval and commercial launch of LentiGlobin for β-thalassemia in the United States.
Based on our discussions with the FDA and EMA, we believe that we may be able to seek approval for our Lenti-D product candidate for the treatment of patients with CALD on the basis of safety and efficacy data from our ongoing Starbeam study, safety data from our ongoing ALD-104 study, and the completed ALD-103 observational study. Our regulatory submission plans are contingent upon our Lenti-D product candidate demonstrating sufficient efficacy and safety in the Starbeam study. Whether our Lenti-D product candidate is eligible for approval will ultimately be determined at the discretion of the FDA and EMA, and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support approval. Depending on the outcome of our ongoing studies, the FDA in the United States and EMA and European Commission in the European Union may require that we conduct additional or larger clinical trials before our Lenti-D product candidate is eligible for approval.
Based on our discussions with the FDA, we believe that we may be able to seek accelerated approval for our LentiGlobin for SCD product candidate in the United States on the basis of clinical data from Group C of our ongoing HGB-206 clinical study, with a potential first submission in the second half of 2021, and with our ongoing HGB-210 clinical study providing confirmatory data for full approval. We cannot be certain that data from our HGB-206 and HGB-210 clinical studies will be sufficiently robust from a safety and/or efficacy perspective to support full approval. We are also engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin for SCD in Europe. Our development plan in the United States is contingent upon our LentiGlobin product candidate demonstrating complete resolution of severe vaso-occlusive events, with globin response as a key secondary endpoint, and an acceptable safety profile in the study participants. Depending on the outcome of our ongoing and planned studies, the FDA may require that we conduct additional or larger clinical trials before our LentiGlobin product candidate is eligible for approval for the treatment of patients with SCD. In addition, we are engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin in SCD in Europe, and we cannot be certain that our HGB-206 study and HGB-210 study will be sufficient to form the basis for an initial MAA submission in Europe for the treatment of patients with SCD.
In March 2020, BMS submitted a BLA seeking approval from the FDA for ide-cel as a treatment for patients with relapsed and refractory multiple myeloma. Whether such BLA will be accepted for review by the FDA, or whether it will be approved upon review, will ultimately be determined at the discretion of the FDA, and whether approval is obtained will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support approval.
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
A significant risk in any gene therapy product based on viral vectors is that the vector will insert in or near cancer-causing oncogenes leading to uncontrolled clonal proliferation of mature cancer cells in the patient. In published studies, lentiviral vectors have demonstrated an improved safety profile over gamma-retroviral vectors used in early gene therapy studies, with no disclosed events of gene therapy-related adverse events, which we believe is due to a number of factors including the tendency of these vectors to integrate within genes rather than in areas that control gene expression, as well as their lack of strong viral enhancers. However, it should be noted that we have observed in one patient from the ALD-102 study, now enrolled in the long-term follow-up protocol, a prevalent HSC clone with integration sites at the ACER, RFX3 and MECOM genes. An increased monitoring plan for this patient has been implemented, and as of a data cut-off date in January 2020, there have been no adverse clinical consequences of this event and the patient remains clinically stable. Similarly, in a phase 1/2 study of HPV569, which utilized an earlier generation lentiviral vector of the vector used in ZYNTEGLO and in LentiGlobin for SCD, we initially observed in one subject that a disproportionate number of the cells expressing our functional gene had the same insertion site. Tests showed that this partial clonal dominance contained an insertion of the functional gene in the HMGA2 gene that persisted for a period of two to three years. Although there was some initial concern that the observed clonal dominance might represent a pre-leukemic event, there have been no adverse clinical consequences of this event, or any signs of cancer, in over seven years since the observation was made. The presence of the HMGA2 clone has steadily declined in this subject over time to the point that it is no longer the most common clone observed in this subject.
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
Risks related to our reliance on third parties
*We are dependent on BMS for the successful development and commercialization of ide-cel and bb21217. If BMS does not devote sufficient resources to the development of ide-cel and bb21217, is unsuccessful in its efforts, or chooses to terminate its agreements with us, our business will be materially harmed.
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
In our partnership with BMS, BMS is obligated to use commercially reasonable efforts to develop and commercialize ide-cel and bb21217. BMS may determine however, that it is commercially reasonable to de-prioritize or discontinue the development of ide-cel and bb21217. These decisions may occur for many reasons, including internal business reasons (including due to the existence of other BMS programs that are potentially competitive with ide-cel and bb21217), results from clinical trials or because of unfavorable regulatory feedback. For instance, in response to the COVID-19 pandemic, BMS has made the decision to temporarily suspend the ongoing clinical studies for ide-cel, and it is uncertain when BMS will restart patient enrollment and treatment in these studies. Further, on review of the safety and efficacy data, the FDA may impose requirements on one or both of the programs that render them commercially nonviable. In addition, under our agreements with BMS, BMS has certain decision-making rights in determining the development and commercialization plans and activities for the programs. We may disagree with BMS about the development strategy it employs, but we will have limited rights to impose our development strategy on BMS. Similarly, BMS may decide to seek marketing approval for, and limit commercialization of, ide-cel or bb21217 to narrower indications than we would pursue. More broadly, if BMS elects to discontinue the development of ide-cel or bb21217, we may be unable to advance the product candidate ourselves. We would also be prevented from developing or commercializing another CAR T cell-based product candidate that targets BCMA outside of our collaboration with BMS.
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
BMS may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or other change in control, which could divert the attention of its management and adversely affect BMS’s ability to retain and motivate key personnel who are important to the continued development of the programs under the strategic partnership with us. In addition, the third-party to any such transaction could determine to re-prioritize BMS’s development programs such that BMS ceases to diligently pursue the development of our programs and/or cause the respective collaboration with us to terminate. There is no guarantee that BMS will place the same emphasis on the collaboration or on the development and commercialization of the ide-cel or bb21217 product candidates following the completion of its acquisition of Celgene in November 2019. The acquisition of Celgene by BMS may result in organizational and personnel changes, shifts in business focus or other developments that may have a material adverse effect on our collaboration.
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
If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our lentiviral vectors and drug products in accordance with GMP, whether due to the impacts of COVID-19 or otherwise, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND, MAA and BLA submissions and approval of our product candidates, or to support commercialization of our products, if approved. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us at any time. If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.
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
We have incurred net losses in each year since our inception in 1992, including net losses of $202.6 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $2.48 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We do not expect to generate any product revenues until the second half of 2020 from ZYNTEGLO in the European Union for the treatment of adult and adolescent patients with TDT who do not have a β0/β0 genotype. Following marketing approval, our future revenues will depend upon the size of any markets in which our product and any future products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our product and any future products in those markets.
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
As of March 31, 2020, our cash, cash equivalents and marketable securities were $1.02 billion. In response to the ongoing COVID-19 pandemic and the associated economic conditions, we have revised our operating plan to execute on our strategy during this period of uncertainty. We expect our cash, cash equivalents, and marketable securities, together with projected revenue generated under our collaborative arrangements, projected sales of products and cash inflows associated with our amended and restated agreements with BMS, to fund our revised operating plan into 2022. However, our revised operating plan may change further as a result of the COVID-19 pandemic and the surrounding economic conditions, as well as many other factors currently unknown to us. In addition, we may seek additional funds through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, during this period. In any event, we will require additional capital to obtain marketing approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.
Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our approved product and product candidates. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.
If we are unable to obtain funding on a timely basis, or if revenues from collaboration arrangements or product sales are less than we have projected, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.
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
Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the recent approval by the European Commission of ZYNTEGLO and the absence of historical sales data, our product sales will be difficult to predict from period to period. This uncertainty is heightened by the unpredictable scope of the impact of the COVID-19 pandemic, which has adversely affected the operations of third parties upon which we rely in our commercialization efforts, patient access to hospitals, physicians’ offices, clinics and other administration sites, and global economic conditions, as well as caused a re-prioritization of healthcare services.

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
The cumulative effects of these factors, further exacerbated by the impacts of the ongoing COVID-19 pandemic on healthcare systems and economic conditions, will likely result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.
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
•changes in a specific country’s or region’s political and cultural climate or economic condition, including as a result of the COVID-19 pandemic;
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
*As we evolve from a U.S.-based company primarily involved in discovery, preclinical research and clinical development into a company that develops and commercializes multiple drugs with an international presence, we will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.
We received conditional marketing authorization for our first product in 2019 and are launching ZYNTEGLO to treat the first patient in the commercial setting in the second half of 2020, which we hope will be the first of a sequence of marketing approvals and commercial launches for multiple products across multiple geographies. As we advance multiple product candidates through late-stage clinical research and plan submissions for marketing authorizations, we are expanding our operations in the United States and Europe. As of March 31, 2020, we had 1,153 full-time employees. As we pursue our development and commercialization strategy, we expect to expand our full-time employee base and to hire more consultants and contractors in the United States and Europe. This expected growth may place a strain on our administrative and operational infrastructure. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. Various portions of the Affordable Care Act are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. Additionally, the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices, and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the Affordable Care Act. It is unclear whether the Affordable Care Act will be overturned, repealed, replaced, or further amended. We cannot predict what effect further changes to the Affordable Care Act would have on our business
In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select

Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2025 unless Congress takes additional action. These reductions were extended through 2029 through subsequent legislative amendments. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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
*The market price of our common stock may be adversely affected by market conditions affecting the stock markets in general, including price and trading fluctuations on the Nasdaq Global Select Market.

Market conditions may result in volatility in the level of, and fluctuations in, market prices of stocks generally and, in turn, our common stock and sales of substantial amounts of our common stock in the market, in each case being unrelated or disproportionate to changes in our operating performance. Any actual or perceived weakness in the economy in general could increase the volatility of the stock market, which may adversely affect the market price of our common stock.
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
*Changes in tax law could adversely affect our business and financial condition.
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None

Item 5. Other Information
On May 8, 2020, we and BMS entered into an amendment and restatement of the Ide-cel CCPS, an amendment and restatement of the bb21217 License Agreement, and a non-exclusive license agreement to certain patent rights controlled by us and related to lentiviral vector technology for BMS to develop and commercialize CD19-directed CAR T cell therapies.
Under the amendments to the Ide-cel CCPS and the bb21217 License Agreement, BMS will buy out its obligations to pay us for future ex-US milestone and royalty payments for a one-time upfront payment of $200.0 million. BMS has also assumed responsibility for payments to licensors for the use of intellectual property outside of the United States. The parties will continue to share equally profits and losses in the United States under the terms of the amended Ide-cel CCPS. BMS is no longer obligated to pay to us milestones or royalties for ide-cel and bb21217 outside of the United States under the Ide-cel CCPS or the bb21217 License Agreement. In relation to these amendments, BMS will assume the contract manufacturing agreements relating to ide-cel lentiviral vector. Over time, BMS will assume responsibility for manufacturing ide-cel lentiviral vector outside of the United States, with bluebird responsible for manufacturing ide-cel lentiviral vector in the United States. In addition, under these amendments to the Ide-cel CCPS and the bb21217 License Agreement, the parties are released from future exclusivity related to BCMA-directed T cell therapies.
Under the non-exclusive license agreement, BMS will pay to us an additional upfront payment, and will pay to us an additional milestone payment upon the achievement of a regulatory milestone and low single digit royalties on net sales of covered products following marketing approval.
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. Our Chief Business Officer, Joanne Smith-Farrell, has entered into a trading plan covering periods after the date of this Quarterly Report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013
3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013
10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013
10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013
10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013
10.5†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals, Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013
10.6†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017
10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013
10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013
10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013
10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.1	May 6, 2015
10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013
10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.1	May 14, 2013
10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1	333-188605	10.11	May 14, 2013
10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 7, 2015
10.15	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016
10.16	Amendment No. 2 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.17	November 1, 2017
10.17†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q/A	001-35966	10.16	November 2, 2016

10.18†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.19	November 1, 2017
10.19†	Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated March 26, 2018	10-Q	001-35966	10.2	May 2, 2018
10.20†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q/A	001-35966	10.17	November 2, 2016
10.21†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017
10.22†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q/A	001-35966	10.18	November 2, 2016
10.23†	License Agreement, dated December 23, 2015, by and between the Registrant and SIRION Biotech GmbH	10-K	001-35966	10.23	February 21, 2019
10.24††	Toll Manufacturing and Service Agreement, dated November 18, 2016 by and between the Registrant and APCETH Biopharma GmbH, as amended	10-Q	001-35966	10.24	August 1, 2019
10.25††	Amendment Agreement No. 3 to the Toll Manufacturing and Service Agreement by and between bluebird bio (Switzerland) GmbH and Apceth Biopharma GmbH	8-K	001-35966	10.1	March 12, 2020
10.26††	Clinical and Commercial Supply Agreement – Viral Vector Product, dated November 27, 2017, by and between the Registrant and SAFC Carlsbad, Inc., as amended	10-Q	001-35966	10.25	August 1, 2019
10.27††	Amendment No. 2 to Clinical and Commercial Supply Agreement Viral Vector Product by and between bluebird bio (Switzerland) GmbH and SAFC Carlsbad, Inc.	8-K	001-35966	10.1	January 21, 2020
10.28#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013
10.29#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013
10.30#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013
10.31#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014
10.32#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016
10.33#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017
10.34#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 7, 2015
10.35#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017
10.36#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013
10.37#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018
10.38#	Offer Letter, dated November 16, 2017, by and between the Registrant and Kory Wentworth	10-K	001-35966	10.39	February 21, 2018
10.39#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013
10.40#	Employment Agreement, dated December 18, 2018, by and between the Registrant and William (“Chip”) Baird	8-K	001-35966	10.1	February 11, 2019
10.41†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.3	November 5, 2015
10.42	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	August 3, 2016

10.43	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017
10.44††	Sublease, dated April 16, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.42	August 1, 2019
10.45	Amendment to Sublease, dated April 19, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.43	August 1, 2019
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

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

bluebird bio, Inc.
Date: May 11, 2020	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: May 11, 2020	By:	/s/ Chip Baird
Chip Baird Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)