Form 10-Q
period 2020-06-30
bluebird bio, Inc.
filed 2020-08-05
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of July 31, 2020, there were 66,222,965 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
bluebird bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of June 30, 2020	As of December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,198,768	$327,214
Marketable securities	350,614	779,246
Prepaid expenses	39,358	32,888
Receivables and other current assets	24,705	12,826
Total current assets	1,613,445	1,152,174
Marketable securities	49,411	131,506
Property, plant and equipment, net	155,376	151,176
Intangible assets, net	12,183	14,326
Goodwill	13,128	13,128
Operating lease right-of-use assets	189,464	185,885
Restricted cash and other non-current assets	74,783	79,229
Total assets	$2,107,790	$1,727,424
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,181	$42,995
Accrued expenses and other current liabilities	135,612	141,556
Operating lease liability, current portion	20,955	20,175
Deferred revenue, current portion	3,915	8,474
Collaboration research advancement, current portion	10,518	10,380
Total current liabilities	197,181	223,580
Deferred revenue, net of current portion	25,762	9,791
Collaboration research advancement, net of current portion	23,917	27,834
Operating lease liability, net of current portion	174,564	170,812
Other non-current liabilities	4,335	10,414
Total liabilities	425,759	442,431
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 66,196 and 55,368 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	662	554
Additional paid-in capital	4,189,697	3,568,184
Accumulated other comprehensive loss	(2,400)	(1,893)
Accumulated deficit	(2,505,928)	(2,281,852)
Total stockholders’ equity	1,682,031	1,284,993
Total liabilities and stockholders’ equity	$2,107,790	$1,727,424
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenue:
Service revenue	$78,357	$11,093	$95,190	$20,304
Collaborative arrangement revenue	109,674	465	111,976	2,431
Royalty and other revenue	10,859	1,738	13,587	3,032
Total revenues	198,890	13,296	220,753	25,767
Operating expenses:
Research and development	156,308	146,540	310,431	269,180
Selling, general and administrative	68,628	68,631	141,876	128,910
Cost of royalty and other revenue	1,554	613	2,579	1,043
Change in fair value of contingent consideration	(1,655)	214	(4,763)	510
Total operating expenses	224,835	215,998	450,123	399,643
Loss from operations	(25,945)	(202,702)	(229,370)	(373,876)
Interest income, net	2,939	9,387	8,294	19,489
Other income (expense), net	1,551	(2,936)	(2,896)	(6,325)
Loss before income taxes	(21,455)	(196,251)	(223,972)	(360,712)
Income tax (expense) benefit	(10)	469	(104)	484
Net loss	$(21,465)	$(195,782)	$(224,076)	$(360,228)
Net loss per share - basic and diluted:	$(0.36)	$(3.55)	$(3.86)	$(6.54)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	60,384	55,165	57,987	55,062
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax expense of $0.1 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $1.3 million for the six months ended June 30, 2020 and 2019, respectively	399	973	(507)	2,808
Total other comprehensive income (loss)	399	973	(507)	2,808
Comprehensive loss	$(21,066)	$(194,809)	$(224,583)	$(357,420)
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2019	55,368	$554	$3,568,184	$(1,893)	$(2,281,852)	$1,284,993
Vesting of restricted stock units	204	2	(2)	—	—	—
Exercise of stock options	20	—	750	—	—	750
Purchase of common stock under ESPP	28	—	1,872	—	—	1,872
Stock-based compensation	—	—	36,335	—	—	36,335
Other comprehensive loss	—	—	—	(906)	—	(906)
Net loss	—	—	—	—	(202,611)	(202,611)
Balances at March 31, 2020	55,620	$556	$3,607,139	$(2,799)	$(2,484,463)	$1,120,433
Issuance of common stock upon public offering, net of issuance costs of $33,465	10,455	105	541,431	—	—	541,536
Vesting of restricted stock units	114	1	(1)	—	—	—
Exercise of stock options	7	—	347	—	—	347
Stock-based compensation	—	—	40,781	—	—	40,781
Other comprehensive income	—	—	—	399	—	399
Net loss	—	—	—	—	(21,465)	(21,465)
Balances at June 30, 2020	66,196	$662	$4,189,697	$(2,400)	$(2,505,928)	$1,682,031

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2018	54,738	$547	$3,386,958	$(3,627)	$(1,498,808)	$1,885,070
Adjustments to beginning accumulated deficit from adoption of ASU 2016-02	—	—	—	—	6,564	6,564
Vesting of restricted stock units	131	2	(2)	—	—	—
Exercise of stock options	189	2	9,502	—	—	9,504
Purchase of common stock under ESPP	11	—	1,231	—	—	1,231
Stock-based compensation	—	—	32,341	—	—	32,341
Other comprehensive income	—	—	—	1,835	—	1,835
Net loss	—	—	—	—	(164,446)	(164,446)
Balances at March 31, 2019	55,069	$551	$3,430,030	$(1,792)	$(1,656,690)	$1,772,099
Vesting of restricted stock units	66	$1	$(1)	$—	$—	$—
Exercise of stock options	93	1	3,972	—	—	3,973
Stock-based compensation	—	—	55,111	—	—	55,111
Other comprehensive income	—	—	—	973	—	973
Net loss	—	—	—	—	(195,782)	(195,782)
Balances at June 30, 2019	55,228	$553	$3,489,112	$(819)	$(1,852,472)	$1,636,374
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(224,076)	$(360,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	(4,763)	510
Depreciation and amortization	9,430	7,831
Stock-based compensation expense	84,822	87,452
Unrealized loss on equity securities	3,343	6,184
Other non-cash items	(1,841)	(7,064)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(13,813)	(20,694)
Operating lease right-of-use assets	11,085	11,037
Accounts payable	(14,042)	6,652
Accrued expenses and other liabilities	(14,025)	(9,301)
Operating lease liabilities	(10,131)	(259)
Deferred revenue	11,412	(11,716)
Collaboration research advancement	(3,779)	(2,431)
Net cash used in operating activities	(166,378)	(292,027)
Cash flows from investing activities:
Purchase of property, plant and equipment	(15,478)	(37,925)
Purchases of marketable securities	(101,421)	(471,365)
Sales of marketable securities	29,878	—
Proceeds from maturities of marketable securities	580,875	704,803
Net cash provided by investing activities	493,854	195,513
Cash flows from financing activities:
Proceeds from public offering of common stock, net of issuance costs	541,536	—
Proceeds from exercise of stock options and ESPP contributions	2,549	15,004
Net cash provided by financing activities	544,085	15,004
Increase (decrease) in cash, cash equivalents and restricted cash	871,561	(81,510)
Cash, cash equivalents and restricted cash at beginning of period	381,709	417,099
Cash, cash equivalents and restricted cash at end of period	$1,253,270	$335,589
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,198,768	$280,995
Restricted cash included in receivables and other current assets	$—	$100
Restricted cash included in restricted cash and other non-current assets	$54,502	$54,494
Total cash, cash equivalents and restricted cash	$1,253,270	$335,589
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,257	$8,869
Right-of-use assets obtained in exchange for operating lease liabilities	$14,663	$17,489
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
The Company’s programs in severe genetic diseases include betibeglogene autotemcel (beti-cel; formerly LentiGlobin for β-thalassemia gene therapy) as a treatment for transfusion-dependent β-thalassemia, or TDT; its LentiGlobin® product candidate as a treatment for sickle cell disease, or SCD; and elivaldogene autotemcel (eli-cel; formerly Lenti-D gene therapy) as a treatment for cerebral adrenoleukodystrophy, or CALD. The Company’s programs in oncology are focused on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. Idecabtagene vicleucel, or ide-cel, and bb21217, are product candidates in oncology under the Company’s collaboration arrangement with Bristol-Myers Squibb ("BMS"), formerly Celgene Corporation ("Celgene") prior to its acquisition by BMS in November 2019. ide-cel and bb21217 are CAR T cell product candidates for the treatment of multiple myeloma. Please refer to Note 9, Collaborative arrangements, for further discussion of the Company’s collaboration with BMS.
In June 2019, the Company received conditional marketing authorization from the European Commission for beti-cel as a treatment of patients 12 years and older with TDT who do not have a β0/β0 genotype, for whom hematopoietic stem cell (HSC) transplantation is appropriate but a human leukocyte-matched related HSC donor is not available. beti-cel is being marketed as ZYNTEGLO™ in the European Union. Through June 30, 2020, the Company had not generated any revenue from product sales of ZYNTEGLO.
As of June 30, 2020, the Company had cash, cash equivalents and marketable securities of $1.60 billion. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least twelve months from the date of issuance of these financial statements, though it may pursue additional cash resources through public or private debt and equity financings and establish collaborations with or license its technology to other companies.
2. Basis of presentation, principles of consolidation and significant accounting policies
Basis of presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2020 and 2019.
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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s 2019 Annual Report on Form 10-K, except as noted immediately below and as noted within the "Recent accounting pronouncements - Recently adopted" section.
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
3. Marketable securities
The following table summarizes the marketable securities held at June 30, 2020 and December 31, 2019 (in thousands):

Description	Amortized cost / Cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2020
U.S. government agency securities and treasuries	$201,362	$1,294	$(5)	$202,651
Corporate bonds	151,305	1,620	—	152,925
Commercial paper	34,922	—	—	34,922
Equity securities	20,017	—	(10,490)	9,527
Total	$407,606	$2,914	$(10,495)	$400,025
December 31, 2019
U.S. government agency securities and treasuries	$633,970	$2,014	$(48)	$635,936
Certificates of deposit	960	—	—	960
Corporate bonds	185,827	824	(43)	186,608
Commercial paper	74,378	—	—	74,378
Equity securities	20,017	—	(7,147)	12,870
Total	$915,152	$2,838	$(7,238)	$910,752
No available-for-sale debt securities held as of June 30, 2020 or December 31, 2019 had remaining maturities greater than five years.

4. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2020
Assets:
Cash and cash equivalents	$1,198,768	$1,198,768	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	202,651	—	202,651	—
Corporate bonds	152,925	—	152,925	—
Commercial paper	34,922	—	34,922	—
Equity securities	9,527	9,527	—	—
Total	$1,598,793	$1,208,295	$390,498	$—
Liabilities:
Contingent consideration	$3,214	$—	$—	$3,214
Total	$3,214	$—	$—	$3,214
December 31, 2019
Assets:
Cash and cash equivalents	$327,214	$311,245	$15,969	$—
Marketable securities:
U.S. government agency securities and treasuries	635,936	—	635,936	—
Certificates of deposit	960	—	960	—
Corporate bonds	186,608	—	186,608	—
Commercial paper	74,378	—	74,378	—
Equity securities	12,870	12,870	—	—
Total	$1,237,966	$324,115	$913,851	$—
Liabilities:
Contingent consideration	$7,977	$—	$—	$7,977
Total	$7,977	$—	$—	$7,977
Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of June 30, 2020, cash and cash equivalents comprise funds in cash and money market accounts. As of December 31, 2019, cash and cash equivalents comprise funds in cash, money market accounts, and commercial paper.
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
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At June 30, 2020 and December 31, 2019, the balance in the

Company’s accumulated other comprehensive loss includes activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2020 or 2019.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $1.7 million and $3.6 million as of June 30, 2020 and December 31, 2019, respectively. No accrued interest receivable was written off during the three and six months ended June 30, 2020 or 2019.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at June 30, 2020 and December 31, 2019 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2020
U.S. government agency securities and treasuries	$—	$—	$10,498	$(5)	$10,498	$(5)
Total	$—	$—	$10,498	$(5)	$10,498	$(5)
December 31, 2019
U.S. government agency securities and treasuries	$13,234	$(3)	$79,618	$(45)	$92,852	$(48)
Corporate bonds	53,983	(43)	—	—	53,983	(43)
Total	$67,217	$(46)	$79,618	$(45)	$146,835	$(91)
The Company determined that there was no material change in the credit risk of the above investments during the six months ended June 30, 2020. As such, an allowance for credit losses was not recognized. As of June 30, 2020, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The Company holds equity securities with an aggregate fair value of $9.5 million and $12.9 million as of June 30, 2020 and December 31, 2019, respectively, within short-term marketable securities on its condensed consolidated balance sheets. The Company has recorded an unrealized gain of $1.2 million and an unrealized loss of $3.3 million during the three and six months ended June 30, 2020, respectively, and unrealized losses of $3.1 million and $6.2 million during the three and six months ended June 30, 2019, respectively, related to its equity securities, which is included in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss.
Contingent consideration
In connection with its prior acquisition of Precision Genome Engineering, Inc. (“Pregenen”), the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive loss. In the absence of new information, changes in fair value will reflect changing discount rates and the passage of time. Contingent consideration is included in accrued expenses and other current liabilities and other non-current liabilities on the condensed consolidated balance sheets.
Please refer to Note 8, Commitments and contingencies, for further information.

5. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Land	$1,210	$1,210
Building	15,745	15,664
Computer equipment and software	6,837	6,947
Office equipment	7,611	7,599
Laboratory equipment	47,496	44,560
Leasehold improvements	34,019	33,788
Construction-in-progress	86,260	77,981
Total property, plant and equipment	199,178	187,749
Less accumulated depreciation and amortization	(43,802)	(36,573)
Property, plant and equipment, net	$155,376	$151,176
North Carolina manufacturing facility
In November 2017, the Company acquired a manufacturing facility, which is in the process of construction, in Durham, North Carolina for the future manufacture of lentiviral vector for the Company’s gene therapies.  As of June 30, 2020, a portion of the facility has been placed into service, and the remainder of the facility is still in process of construction. Construction-in-progress as of June 30, 2020 and December 31, 2019 includes $81.7 million and $74.2 million, respectively, related to the North Carolina manufacturing facility.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
Employee compensation	$39,018	$44,679
Manufacturing costs	33,171	23,126
Clinical and contract research organization costs	21,577	16,799
Collaboration research costs	7,886	27,142
Property, plant, and equipment	685	2,354
License and milestone fees	771	300
Professional fees	1,847	1,827
Other	30,657	25,329
Total accrued expenses and other current liabilities	$135,612	$141,556

7. Leases
The Company leases certain office and laboratory space.  Additionally, the Company has embedded leases at contract manufacturing organizations. Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), (“ASC 842”), using the required modified retrospective approach and utilizing the effective date as the date of initial application.
60 Binney Street Lease
In September 2015, the Company entered into a lease agreement for office and laboratory space located in a building (the “Building”) at 60 Binney Street, Cambridge, Massachusetts (the “60 Binney Street Lease”), which is now the Company’s corporate headquarters. Under the terms of the 60 Binney Street Lease, starting on October 1, 2016, the Company leases approximately 253,108 square feet of office and laboratory space at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes. The Company currently maintains a $13.8 million collateralized letter of credit and, subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease to $9.2 million over time. Pursuant to a work letter entered into in connection with the 60 Binney Street Lease, the landlord contributed an aggregate of $42.4 million toward the cost of construction and tenant improvements for the Building.
The Company occupied the Building beginning in March 2017 and the 60 Binney Street Lease will continue until March 31, 2027. The Company has the option to extend the 60 Binney Street Lease for two successive five-year terms. In applying the ASC 842 transition guidance, the Company classified this lease as an operating lease and recorded a right-of-use asset and lease liability on the effective date. The Company is recognizing rent expense on a straight-line basis throughout the remaining term of the lease.
50 Binney Street Sublease
In April 2019, the Company entered into a sublease agreement for office space located at 50 Binney Street in Cambridge, Massachusetts (the “50 Binney Street Sublease”) to supplement the Company’s corporate headquarters located at 60 Binney Street in Cambridge, Massachusetts.  Under the terms of the 50 Binney Street Sublease, the Company will lease 267,278 square feet of office space for $99.95 per square foot, or $26.7 million per year in base rent subject to certain operating expenses, taxes and annual rent increases of approximately 3%. The lease will commence when the space is available for use by the Company, which is anticipated to be in the second half of 2021, and end on December 31, 2030, unless the Company earlier occupies the premises or other conditions specified in the 50 Binney Street Sublease occur. The sublessor has the right to postpone the commencement date until January 1, 2022 by providing not less than nine months’ prior written notice to the Company. Upon signing the 50 Binney Street Sublease, the Company executed a $40.1 million cash-collateralized letter of credit, which may be reduced in the future subject to the terms of the 50 Binney Street Sublease and certain reduction requirements specified therein. The $40.1 million of cash collateralizing the letter of credit is classified as restricted cash and other non-current assets on the Company’s condensed consolidated balance sheets. Payments will commence at the earlier of (i) the date which is 90 days following the commencement date and (ii) the date the Company takes occupancy of all or any portion of the premises. In connection with the execution of the 50 Binney Street Sublease, the Company also entered into a Purchase Agreement for furniture and equipment (the “Furniture Purchase Agreement”) located on the premises upon lease commencement. Upon execution of the Furniture Purchase Agreement, the Company made an up-front payment of $7.5 million, all of which was recorded within restricted cash and other non-current assets on the Company’s condensed consolidated balance sheets as of June 30, 2020. The Company will assess the lease classification of the 50 Binney Street Sublease and commence recognition of the associated rent expense upon lease commencement.
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

Embedded operating leases
In June 2016, the Company entered into a manufacturing agreement for the future commercial production of the Company’s beti-cel, and eli-cel drug products with a contract manufacturing organization. Under this 12-year agreement, the contract manufacturing organization will complete the design, construction, validation, and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, the Company paid $12.0 million upon the achievement of certain contractual milestones and may pay up to $8.0 million in additional contractual milestones if the Company elects its option to lease additional suites. Construction was completed in March 2018 and beginning in April 2018, the Company pays $5.1 million per year in fixed suite fees, as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites. The Company may terminate this agreement at any time upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. The Company determined that this agreement contains an embedded lease as the suites are designated for the Company’s exclusive use during the term of the agreement. The Company recorded a right-of-use asset and lease liability for this operating lease on the effective date of ASC 842 and is recognizing rent expense on a straight-line basis throughout the remaining term of the embedded lease.
In November 2016, the Company entered into an agreement for clinical and commercial production of the Company’s ZYNTEGLO, LentiGlobin for SCD, and eli-cel drug products with a contract manufacturing organization at an existing facility. The Company concluded that this agreement contains an embedded operating lease as the clean rooms are designated for the Company’s exclusive use during the term of the agreement. The term of the agreement is five years with subsequent three-year renewals at the mutual option of each party. As a result, the Company recorded a right-of-use asset and lease liability for this operating lease on the effective date of ASC 842, and is recognizing rent expense on a straight-line basis throughout the estimated remaining term of the embedded lease. In March 2020, the Company amended its agreement with the contract manufacturing organization, resulting in a lease modification. Under the terms of the amended arrangement, the Company may be required to pay annual maintenance and production fees of up to €16.5 million, depending on its production needs, and may terminate this agreement with twelve months’ notice and a one-time termination fee. The amendment also provides for an option to reserve an additional clean room for a one-time option fee plus annual maintenance fees. As a result, the Company increased the right-of-use asset and lease liability related to this embedded operating lease during the first quarter of 2020.
8. Commitments and contingencies
Contingent consideration related to business combinations
In June 2014, the Company acquired Pregenen. The Company may be required to make up to $120.0 million in remaining future contingent cash payments to the former equityholders of Pregenen upon the achievement of certain clinical and commercial milestones related to the Pregenen technology, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved, and discount rates. The use of different assumptions could result in materially different estimates of fair value. Please refer to Note 4, Fair value measurements, for additional information.
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
Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. As compared to the contractual obligations and commitments as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2020, the Company’s future minimum purchase commitments as of the period ended June 30, 2020 decreased by $89.2 million primarily related to the Company's assignment of a contract manufacturing agreement to BMS; refer to Note 9, Collaborative arrangements, for discussion of the May 2020 amendments to the BMS arrangement for further discussion.
The Company may be obligated to make future development, regulatory, and commercial milestone payments, and royalty payments on future sales of specified products associated with its collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales have occurred, the corresponding amounts are recognized in the Company’s financial statements. As further discussed in Note 9, Collaborative arrangements, BMS assumed responsibility for amounts due to licensors as a result of any future ex-U.S. sales of ide-cel and bb21217.
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
The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company's request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and by-laws. The term of the indemnification period lasts as long as a director may be subject to any proceeding arising out of acts or omissions of such director or officer in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company's exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, it has not recognized any liabilities relating to these obligations.
9. Collaborative arrangements
To date, the Company’s revenue has been primarily generated from its collaboration arrangements with BMS, formerly Celgene prior to its acquisition by BMS in November 2019, and Regeneron Pharmaceuticals, Inc. ("Regeneron"), each as further described below.
Bristol-Myers Squibb
BMS Original Collaboration Agreement
In March 2013, the Company entered into a Master Collaboration Agreement (the “BMS Collaboration Agreement”) with Celgene (now BMS following its acquisition of Celgene in November 2019) to discover, develop and commercialize potentially disease-altering gene therapies in oncology. The collaboration is focused on applying gene therapy technology to genetically modify a patient’s own T cells, known as chimeric antigen receptor, or CAR T cells, to target and destroy cancer cells. Additionally, in March 2013, the Company entered into a Platform Technology Sublicense Agreement (the “Sublicense Agreement”) with BMS pursuant to which the Company obtained a sublicense to certain intellectual property from BMS, originating under BMS’s license from Baylor College of Medicine, for use in the collaboration.
Under the terms of the BMS Collaboration Agreement, the Company received an up-front, non-refundable, non-creditable payment of $75.0 million. The Company was responsible for conducting discovery, research and development activities through completion of phase 1 clinical studies, if any, during the initial term of the BMS Collaboration Agreement, or three years.
BMS Amended Collaboration Agreement
In June 2015, the Company and BMS amended and restated the BMS Collaboration Agreement (the “Amended BMS Collaboration Agreement”).  Under the Amended BMS Collaboration Agreement, the parties narrowed the focus of the collaboration to exclusively work on anti- B-cell maturation antigen (“BCMA”) product candidates for a new three-year term. In connection with the Amended BMS Collaboration Agreement, the Company received an up-front, non-refundable, non-creditable payment of $25.0 million to fund research and development under the collaboration. Under the terms of the Amended BMS Collaboration Agreement, for up to two product candidates selected for development under the collaboration, the Company was responsible for conducting and funding all research and development activities performed up through completion of the initial phase 1 clinical study of such product candidate.

On a product candidate-by-product candidate basis, up through a specified period following enrollment of the first patient in an initial phase 1 clinical study for such product candidate, the Company had granted BMS an option to obtain an exclusive worldwide license to develop and commercialize such product. Following BMS’s license of each product candidate, the Company is entitled to elect to co-develop and co-promote each product candidate in the U.S.
BMS Ide-cel License Agreement
In February 2016, BMS exercised its option to obtain an exclusive worldwide license to develop and commercialize ide-cel, the first product candidate under the Amended BMS Collaboration Agreement, pursuant to an executed license agreement (“Ide-cel License Agreement”) entered into by the parties in February 2016 and paid to the Company the associated $10.0 million option fee. Pursuant to the Ide-cel License Agreement, BMS was responsible for development and related funding of ide-cel after the substantial completion of the phase 1 clinical trial.  The Company was responsible for the manufacture of vector and associated payload throughout development and upon BMS’s request, throughout commercialization, the costs of which were reimbursable by BMS in accordance with the terms of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement, as further described below. BMS was responsible for the manufacture of drug product throughout development and commercialization. Under the Ide-cel License Agreement, the Company was eligible to receive U.S. milestones of up to $85.0 million for the first indication to be addressed by ide-cel and royalties for U.S. sales of ide-cel. Additionally, the Company was eligible to receive ex-U.S. milestones of up to $55.0 million and royalties for ex-U.S. sales of ide-cel.
BMS Ide-cel Co-Development, Co-Promote and Profit Share Agreement
In March 2018, the Company elected to co-develop and co-promote ide-cel within the U.S. pursuant to the execution of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (“Ide-cel CCPS”), which replaced the Ide-cel License Agreement.  As a result of executing the Ide-cel CCPS, the responsibilities of the parties remained unchanged from those under the Ide-cel License Agreement, however, the Company will share equally in all profits and losses relating to developing, commercializing and manufacturing ide-cel within the U.S. and has the right to participate in the development and promotion of ide-cel in the U.S.  BMS is responsible for the costs incurred to manufacture vector and associated payload for use outside of the U.S., plus a mark-up. As a result of electing to co-develop and co-promote ide-cel within the U.S., the milestones and royalties payable under the Ide-cel License Agreement were adjusted. Under the Ide-cel CCPS, the Company was eligible to receive a $10.0 million milestone related to the development of ide-cel in the U.S. and, for the first indication to be addressed by ide-cel, ex-U.S. regulatory and commercial milestones of up to $60.0 million. Additionally, the Company was eligible to receive royalties for ex-U.S. sales of ide-cel, but not for U.S. sales of ide-cel. Under the Ide-cel CCPS, the $10.0 million development milestone was achieved in the second quarter of 2019 and subsequently paid by BMS.
In May 2020, the First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (as amended, the "Amended Ide-cel CCPS") was executed, which amended the Ide-cel CCPS. Under the Amended Ide-cel CCPS, the parties will continue to share equally in all profits and losses relating to developing, commercializing and manufacturing ide-cel within the U.S. Under the Amended Ide-cel CCPS and the Amended bb21217 License Agreement, described further below, BMS was relieved of its obligations to pay the Company for future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217 in exchange for an up-front, non-refundable, non-creditable payment of $200.0 million, which represents the aggregate of the probability-weighted, net present value of the future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217. In connection with these amendments, BMS assumed a contract manufacturing agreement relating to ide-cel lentiviral vector. Over time, BMS will assume responsibility for manufacturing ide-cel lentiviral vector for use outside of the U.S., with bluebird retaining responsibility for manufacturing ide-cel lentiviral vector for use within the U.S. during development and, upon request, throughout commercialization. In addition, under the Amended Ide-cel CCPS and the Amended bb21217 License Agreement, described further below, the parties are released from future exclusivity related to BCMA-directed T cell therapies. There are no remaining milestones or royalties under the Amended Ide-cel CCPS.
BMS bb21217 License Agreement
In September 2017, BMS exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, the second product candidate under the Amended BMS Collaboration Agreement, pursuant to an executed license agreement (“bb21217 License Agreement”) entered into by the parties in September 2017 and paid the Company an option fee of $15.0 million.  Pursuant to the bb21217 License Agreement, BMS is responsible for development and related funding of bb21217 after the substantial completion of the ongoing phase 1 clinical trial. In 2019, the parties amended the protocol for the ongoing phase 1 clinical trial to enroll additional patients for which the Company will be reimbursed based upon an agreed-upon amount per patient. Under the bb21217 License Agreement, the Company is eligible to receive U.S. milestones of up to

$85.0 million for the first indication to be addressed by bb21217 and royalties for U.S. sales of bb21217. Additionally, the Company was eligible to receive ex-U.S. milestones of up to $55.0 million and royalties for ex-U.S. sales of bb21217.
In May 2020, the Second Amended and Restated License Agreement ("Amended bb21217 License Agreement") was executed, which replaced the bb21217 License Agreement. Under the Amended bb21217 License Agreement, over time, BMS will assume responsibility for manufacturing bb21217 lentiviral vector for use outside of the U.S., with bluebird retaining responsibility for manufacturing bb21217 lentiviral vector for use within the U.S. during development and, upon request, throughout commercialization. Under the Amended bb21217 License Agreement, expenses incurred by the Company associated with these activities are fully reimbursable by BMS at cost plus a mark-up. Throughout both development and commercialization, BMS is responsible for the manufacture of drug product. There are no remaining milestones and royalties related to the ex-U.S. development or commercialization of bb21217 following execution of the Amended bb21217 License Agreement.
The Company currently expects it will exercise its option to co-develop and co-promote bb21217 within the U.S.  The Company’s election to co-develop and co-promote bb21217 must be made by the substantial completion of the on-going phase 1 clinical trial of bb21217.  If elected, the Company expects the responsibilities of the parties to remain largely unchanged, however, the Company expects it will share equally in all profits and losses relating to developing, commercializing and manufacturing bb21217 within the U.S. and to have the right to participate in the development and promotion of bb21217 in the U.S.  Under this scenario, the U.S. milestones and royalties payable under the bb21217 License Agreement would be adjusted and the Company would be eligible to receive a $10.0 million development milestone payment related to the development of bb21217 within the U.S. The Company would not be eligible for royalties on U.S. sales of bb21217 under this scenario.
In the event the Company does not exercise its option to co-develop and co-promote bb21217, the Company will receive an additional fee in the amount of $10.0 million. Under this scenario, there would be no change to the U.S. milestones and royalties for U.S. sales of bb21217, as previously described above, for which the Company would be eligible to receive.
Accounting Analysis – Amended Ide-cel CCPS and Amended bb21217 License Agreement
In accordance with the Company’s accounting policies related to variable consideration, as further described in the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2020, if an arrangement includes variable consideration, including milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price of an arrangement. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.
Prior to the May 2020 amendments, the Company had constrained all variable consideration related to the remaining ex-U.S. milestones and royalties for ex-U.S. sales under the Ide-cel CCPS and bb21217 License Agreement. As a result of the May 2020 amendments, the uncertainty associated with the previously constrained variable consideration for future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217 was resolved in exchange for an up-front, non-refundable, non-creditable payment of $200.0 million.
While the Ide-cel CCPS and bb21217 License Agreement were historically accounted for as separate contracts, the May 2020 amendments to each agreement were negotiated as a package with a single commercial objective and, as such, the Amended Ide-cel CCPS and Amended bb21217 License Agreement were combined for accounting purposes and treated as a single arrangement.
At the time of the May 2020 amendments, there was one remaining performance obligation under each of the Ide-cel CCPS and bb21217 License Agreement, neither of which were fully satisfied: a combined performance obligation of the ide-cel license and ide-cel vector manufacturing through development; and a combined performance obligation of the bb21217 license and bb21217 vector manufacturing through development. Subsequent to the May 2020 amendments, the Company concluded the two performance obligations are distinct from each other as BMS can benefit from each license and associated manufacturing services separately and the respective licenses and manufacturing services do not modify one another and are not interdependent. Accordingly, the Company will continue to account for each performance obligation separately.
The Company allocated the $200.0 million up-front payment received in connection with the May 2020 amendments to the remaining performance obligations described above based on the general allocation principles of Topic 606. In applying these principles, the Company considered the $200.0 million up-front payment is representative of previously constrained variable consideration that has been changed and the related uncertainties resolved by the May 2020 amendments. Moreover, the Company considered that a portion of the $200.0 million was specifically attributable to each remaining performance obligation as the amount represents the aggregate of the probability-weighted, net present value of the future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217 and that each respective portion therefore (i) relates specifically to the Company's satisfaction of each of its remaining performance obligations and (ii) is representative of the amount of consideration the Company expects to be entitled to in exchange for satisfying the respective performance obligations. As such, the Company concluded that the portion of the $200.0 million up-front payment specifically attributable to each of ide-cel and bb21217 should be allocated to each respective performance obligation pursuant to the variable consideration allocation exception.
The Amended Ide-cel CCPS and Amended bb21217 License Agreement represent a contract modification to an existing contract under Topic 606 given the May 2020 amendments resulted in a reduction in scope of the Company's responsibilities under each performance obligation described above. Specifically, the May 2020 amendments reduced the scope of the Company's obligation to provide ex-U.S. vector manufacturing services through development for both ide-cel and bb21217 as those activities will transition to BMS over time. In addition, the May 2020 amendments resulted in a change in the overall transaction price under the arrangement. The May 2020 amendments did not include any additional promised goods and services.
The remaining goods and services to be provided in order to fully satisfy each performance obligation described above are not distinct from those previously provided with respect to each performance obligation. Therefore, for each performance obligation, the remaining goods and services are part of a single performance obligation that is partially satisfied at the date of the contract modification. Accordingly, the effect that the contract modification had on the transaction price and the measure of progress toward complete satisfaction of each respective performance obligation has been recognized on a cumulative catch-up basis. The accounting for any previously satisfied performance obligations as of the contract modification date are not affected by the modification.
Ide-cel transaction price
The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement (including those performance obligations that were completed as of the May 2020 contract modification date), and the amount of the transaction price unsatisfied as of June 30, 2020 (in thousands):

Ide-cel transaction price as of June 30, 2020
Up-front non-refundable payments, option fee and milestone payments received prior to May 2020 contract modification (1)	$120,000
Allocated portion of the up-front non-refundable payment received in connection with the Amended Ide-cel CCPS and bb21217 License Agreement (2)	184,029
Estimated variable consideration (3)	83,083
$387,112
(1) Composed of all up-front payments and option fee and milestone payments received under the BMS Collaboration Agreement, Amended BMS Collaboration Agreement, Ide-cel License Agreement, and Ide-cel CCPS. This consideration was allocated to the performance obligations under the Ide-cel CCPS based on a relative standalone selling price (“SSP”) basis.  The Company estimated the SSP of the ide-cel license after considering potential future cash flows under the license. The Company then discounted these probability-weighted cash flows to their present value. The Company estimated the SSP of each of the ide-cel research and development services and ide-cel manufacturing services to be provided based on the Company’s estimated cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.
(2) This represents the portion of the $200.0 million up-front payment received under the Amended Ide-cel CCPS and Amended bb21217 License Agreement which was allocated to ide-cel.
(3) Estimated variable consideration represents the estimated reimbursement from BMS for the manufacture of vectors and associated payload through development.

	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of June 30, 2020
Ide-cel research and development services	$40,912	$—
Ide-cel license and manufacturing services	346,200	5,151
	$387,112	$5,151
Ide-cel research and development services
The Company satisfied this performance obligation as the research and development services were performed. The Company determined that the period of performance of the research and development services was three years through projected initial phase 1 clinical study substantial completion, or through May 2018.  The research and development performance obligation was satisfied prior to the May 2020 amendments and, as a result, the accounting for this previously satisfied performance obligation was not affected by the modification. The Company recognized revenue related to ide-cel research and development services of $0.0 million for the three and six months ended June 30, 2020 and $2.5 million and $2.3 million for the three and six months ended June 30, 2019, respectively.
Ide-cel license and manufacturing services
The Company accounts for its vector manufacturing services for development in the U.S. and BMS’s U.S. development efforts within the scope of ASC 808, Collaborative Arrangements ("ASC 808") given that both parties are active participants in the activities and both parties are exposed to significant risks and rewards dependent on the commercial success of the activities.  The Company recognizes revenue for its U.S. manufacturing services by analogy to Topic 606.  The portion of BMS’s U.S. development costs that the Company is responsible for are recognized as a reduction to its collaborative arrangement revenues, or, if in excess of such revenues in a given quarter, the excess is recorded as research and development expense.
The Company recognizes revenue associated with the combined performance obligation using the proportional performance method, as the Company will satisfy this performance obligation as the manufacturing services are performed through development. In using this method, the Company estimated its development plan for ide-cel, including expected demand from BMS, and the costs associated with the manufacture of vectors and associated payload for incorporation into ide-cel. On a quarterly basis, the Company determines the proportion of effort incurred as a percentage of total effort it expects to expend.  This ratio is applied to the transaction price, which includes variable consideration, allocated to the combined performance obligation consisting of the ide-cel license and manufacturing services. Management has applied significant judgment in the process of developing its budget estimates and any changes to these estimates will be recognized in the period in which they change as a cumulative catch-up.
The following table summarizes the net collaborative arrangement revenue recognized or expense incurred for the joint ide-cel development efforts in the U.S. under ASC 808 related to the combined performance obligation for the license and vector manufacturing of ide-cel in the U.S. for the three and six months ended June 30, 2020, and 2019 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
ASC 808 ide-cel license and manufacturing revenue - U.S. (1)	$108,196	$—	$108,196	$—
ASC 808 ide-cel research and development expense - U.S. (1)	$—	$(1,065)	$(5,080)	$(4,309)
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
Revenue related to the combined unit of accounting for the ex-U.S. license and vector manufacturing services is accounted for in accordance with Topic 606. The following table summarizes the revenue recognized related to the combined unit of accounting for the ide-cel ex-U.S. license and vector manufacturing services for the three and six months ended June 30, 2020, and 2019 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
ASC 606 ide-cel license and manufacturing revenue - ex-U.S.	$73,850	$7,899	$87,820	$16,963
As of June 30, 2020, the aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the ide-cel license and manufacturing services, that is unsatisfied, or partially unsatisfied, is $5.2 million, which the Company expects to recognize as revenue as manufacturing services are provided through the remaining development period which is estimated to be completed following the successful transition of the contract manufacturing agreement relating to ide-cel lentiviral vector. As of June 30, 2020 and December 31, 2019, the Company had $3.9 million and $8.5 million, respectively, of deferred revenue associated with the combined performance obligation consisting of the ide-cel license and manufacturing services.
bb21217 transaction price
The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement (including those performance obligations that were completed as of the May 2020 contract modification date), and the amount of the transaction price unsatisfied as of June 30, 2020 (in thousands):

bb21217 transaction price as of June 30, 2020
Up-front non-refundable payment received prior to May 2020 contract modification (1)	$15,000
Allocated portion of the up-front non-refundable payment received in connection with the Amended Ide-cel CCPS and bb21217 License Agreement (2)	15,971
Estimated variable consideration (3)	1,803
$32,774

(1) Composed of the up-front non-refundable payment received under the bb21217 License Agreement. This consideration was allocated to the performance obligations under the bb21217 License Agreement based on a relative SSP basis.  The Company estimated the SSP of the bb21217 license after considering potential future cash flows under the license. The Company then discounted these probability-weighted cash flows to their present value. The Company estimated the SSP of each of the bb21217 research and development services and bb21217 manufacturing services to be provided based on the Company’s estimated cost of providing the services plus an applicable profit margin commensurate with observable market data for similar services.
(2) This represents the portion of the $200.0 million up-front payment received under the Amended Ide-cel CCPS and Amended bb21217 License Agreement which was allocated to bb21217.
(3) Estimated variable consideration represents the estimated reimbursement from BMS for the manufacture of vectors and associated payload through development.

	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of June 30, 2020
bb21217 research and development services	$5,444	$—
bb21217 license and manufacturing services	27,330	27,330
	$32,774	$27,330
All of the remaining development, regulatory, and commercial milestones under the Amended bb21217 License Agreement are related to U.S. development, regulatory and commercialization activities and are fully constrained and are therefore excluded from the transaction price. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones is outside the control of the Company and contingent upon the future success of its clinical trials, the licensee’s efforts, or the receipt of regulatory approval. Any consideration related to U.S. sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to BMS and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur.

The Company re-evaluates the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, each reporting period and as uncertain events are resolved or other changes in circumstances occur.
bb21217 research and development services
The Company satisfied this performance obligation as the research and development services were performed.  The Company determined that the period of performance of the research and development services was two years through projected substantial completion of the initial phase 1 clinical study, or through September 2019.  The research and development performance obligation was satisfied prior to the May 2020 amendments, and as a result, the accounting for this previously satisfied performance obligation was not affected by the modification. As part of performing its initial obligation to complete a phase 1 trial as originally contemplated, the Company recognized revenue of $0.0 million for the three and six months ended June 30, 2020 and $0.7 million and $1.4 million for the three and six months ended June 30, 2019, respectively.
The agreement to expand the bb21217 phase 1 trial that occurred in 2019 was previously treated as a separate contract for accounting purposes, because the trial expansion was for the addition of a promised good or service that is distinct and the associated consideration reflected the standalone selling price of the additional promised good or service. This contract was not affected by the May 2020 amendments and, accordingly, the accounting for this agreement was not impacted by the May 2020 amendments. The transaction price associated with these additional patients consists of variable consideration and is based upon an agreed-upon amount per patient which will be recognized as revenue as the patients are treated. The Company began fulfilling the performance obligation in the fourth quarter of 2019 and it remained partially unsatisfied as of June 30, 2020. In connection with treating additional patients in the phase 1 trial, the Company recognized revenue of $4.0 million and $6.4 million for the three and six months ended June 30, 2020, respectively.
bb21217 license and manufacturing services
The Company will satisfy its performance obligation related to the manufacture of vectors and associated payload for incorporation into bb21217 through development as the bb21217 manufacturing services are performed. As of June 30, 2020, the manufacturing services for bb21217 had not yet commenced.  Therefore, no amounts have been recognized for the combined performance obligation in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020, and 2019.
The aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb21217 license and manufacturing services, is $27.3 million.  The Company does not expect that recognition will begin in the next twelve months and has therefore classified deferred revenue associated with the combined performance obligation as deferred revenue, net of current portion on its consolidated balance sheets. The Company had $25.8 million and $9.8 million of remaining deferred revenue as of June 30, 2020 and December 31, 2019, respectively, associated with the combined performance obligation consisting of the bb21217 license and manufacturing services.
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
The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the six months ended June 30, 2020 (in thousands):

	Balance at December 31, 2019	Additions	Deductions	Balance at June 30, 2020
Receivables	$400	$6,400	$(2,800)	$4,000
Contract liabilities:
Deferred revenue	$18,265	$200,000	$(188,588)	$29,677

The change in the receivables balance for the six months ended June 30, 2020 is primarily driven by amounts owed to the Company for bb21217 research and development services provided in the first half of 2020 (expanded phase 1 clinical trial), offset by amounts collected from BMS in the period.
The increase in deferred revenue during the six months ended June 30, 2020 is driven by the $200.0 million consideration received in connection with the May 2020 amendments, offset by revenue recognized in the year-to-date period related to the combined unit of accounting for ide-cel license and vector manufacturing services. A total of $188.6 million was released from deferred revenue during the year-to-date period, of which $169.2 million is related to a cumulative catch-up adjustment to revenue recorded in connection with the May 2020 contract modification described further above. As of December 31, 2019, the Company had $8.5 million of deferred revenue associated with the combined performance obligation consisting of the ide-cel license and manufacturing services, of which $7.3 million was released during the six months ended June 30, 2020.
Regeneron
Regeneron Collaboration Agreement
In August 2018, the Company entered into a Collaboration Agreement (the “Regeneron Collaboration Agreement”) with Regeneron pursuant to which the parties will apply their respective technology platforms to the discovery, development, and commercialization of novel immune cell therapies for cancer. In August 2018, following the completion of required regulatory reviews, the Regeneron Collaboration Agreement became effective. Under the terms of the agreement, the parties will leverage Regeneron’s proprietary platform technologies for the discovery and characterization of fully human antibodies, as well as T cell receptors directed against tumor-specific proteins and peptides and the Company will contribute its field-leading expertise in gene therapy.
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
Regeneron Share Purchase Agreement
A Share Purchase Agreement (“SPA”) was entered into by the parties in August 2018.  In August 2018, the closing date of the transaction, the Company issued Regeneron 0.4 million shares of the Company’s common stock, subject to certain restrictions, for $238.10 per share, or $100.0 million in the aggregate.  The purchase price represents $63.0 million worth of common stock plus a $37.0 million premium, which represents a collaboration research advancement, or credit to be applied to Regeneron’s initial 50 percent funding obligation for collaboration research, after which the collaborators will continue to fund ongoing research equally. The collaboration research advancement only applies to pre-IND research activities and is not refundable or creditable against post-IND research activities for any programs where Regeneron exercises their opt-in rights.
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
Consistent with its collaboration accounting policy, the Company will recognize collaborative arrangement revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period.  That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaborative arrangement revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron.  If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of June 30, 2020 and December 31, 2019, the Company has $34.4 million and $38.2 million, respectively, of the amount attributed to the joint research activities remaining to be recognized which is classified as collaboration research advancement, current portion and collaboration research advancement, net of current portion on the condensed consolidated balance sheets.
The Company recognized $1.5 million and $3.8 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement during the three and six months ended June 30, 2020, respectively. The Company recognized $0.5 million and $2.5 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement during the three and six months ended June 30, 2019, respectively.
10. Equity
In May 2020, the Company sold 10.5 million shares of common stock (inclusive of shares sold pursuant to an option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $55.00 per share for aggregate net proceeds of $541.5 million.
11. Stock-based compensation
In January 2020 and 2019, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 2.2 million and 2.2 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. As of June 30, 2020, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 2.4 million.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $48.5 million and $84.8 million for the three and six months ended June 30, 2020, respectively. The Company recognized stock-based compensation expense totaling $55.1 million and $87.5 million for the three and six months ended June 30, 2019, respectively. Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Stock options	$26,073	$24,800	$50,513	$47,983
Restricted stock units	14,143	30,012	25,996	38,893
Employee stock purchase plan and other	8,313	299	8,313	576
	$48,529	$55,111	$84,822	$87,452
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Research and development	$23,098	$29,694	$39,367	$45,210
Selling, general and administrative	25,431	25,417	45,455	42,242
	$48,529	$55,111	$84,822	$87,452
As of June 30, 2020, the Company had approximately $332.0 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of approximately 2.5 years.
Stock option activity
The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2019	5,483	$116.30
Granted	1,306	$72.50
Exercised	(27)	$40.91
Canceled, forfeited, or expired	(296)	$135.10
Outstanding at June 30, 2020	6,466	$106.90
Exercisable at June 30, 2020	3,442	$102.07
Vested and expected to vest at June 30, 2020	6,466	$106.90
During the six months ended June 30, 2020, less than 0.1 million stock options were exercised, resulting in total proceeds to the Company of $1.1 million.
Restricted stock unit activity
The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested balance at December 31, 2019	1,127	$146.10
Granted	879	$72.59
Vested	(318)	$143.73
Forfeited	(95)	$132.84
Unvested balance at June 30, 2020	1,593	$106.81
Employee stock purchase plan
In June 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. During each of the six months ended June 30, 2020 and 2019, less than 0.1 million shares of common stock were issued under the 2013 ESPP.

12. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax expense recognized during the three and six months ended June 30, 2020 is due to income taxes on foreign earnings, offset by a deferred tax benefit for which a corresponding tax expense is recognized in other comprehensive income (loss).
In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted. This law temporarily suspended and adjusted certain law changes enacted in the Tax Cuts and Jobs Act in 2017. The Company has concluded that the provisions in the CARES Act have an immaterial impact on the Company’s income tax expense, net deferred tax assets and associated valuation allowance.
13. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three and six months ended June 30,
	2020	2019
Outstanding stock options	6,466	5,393
Restricted stock units	1,593	1,103
ESPP shares and other	323	15
	8,382	6,511

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
Overview
We are a biotechnology company committed to researching, developing, and commercializing potentially transformative gene therapies for severe genetic diseases and cancer. We have built an integrated product platform with broad therapeutic potential in a variety of indications based on our lentiviral gene addition platform, gene editing and cancer immunotherapy capabilities. We believe that gene therapy for severe genetic diseases has the potential to change the way patients living with these diseases are treated by addressing the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our gene therapy programs in severe genetic diseases include beti-cel, LentiGlobin for SCD gene therapy, and eli-cel. Our programs in oncology are focused on developing novel T cell-based immunotherapies, including CAR and TCR T cell therapies. bb2121 (idecabtagene vicleucel, or ide-cel), and bb21217 are CAR-T cell product candidates for the treatment of multiple myeloma and partnered under our collaboration arrangement with BMS.
We are commercializing beti-cel as ZYNTEGLO in the European Union and expect to begin to generate product revenue in the second half of 2020. We are engaged with the European Medicines Agency, or EMA, in discussions regarding our proposed development plans for beti-cel as a treatment for patients with TDT who are less than 12 years of age and for patients who have a β0/β0 genotype. We are engaged with the U.S. Food and Drug Administration, or FDA, in discussions regarding our proposed development plans for beti-cel as a treatment for patients with TDT. We currently expect to complete our BLA submission for beti-cel for the treatment of patients with TDT in mid-2021.
Based on our discussions with the FDA, we believe that we may be able to seek accelerated approval for LentiGlobin for SCD in the United States on the basis of clinical data from Group C of our ongoing HGB-206 clinical study, with a potential first submission in the second half of 2021, and with our ongoing HGB-210 clinical study providing confirmatory data for full approval. We are also engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin for SCD in Europe. LentiGlobin for SCD has received the rare pediatric disease designation by the FDA's Office of Orphan Drugs.
Based on our discussions with the FDA and EMA, we believe that we may be able to seek approval for eli-cel for the treatment of patients with CALD on the basis of our clinical data from our ongoing Starbeam study, safety data from our ongoing ALD-104 study, and the completed ALD-103 observational study. We expect to submit a Marketing Authorization Application in the EU for eli-cel for the treatment of patients with CALD by year-end 2020. We expect to submit the BLA for eli-cel for the treatment of patients with CALD in mid-2021.
In collaboration with BMS (which acquired Celgene in November 2019), we are developing the ide-cel and bb21217 product candidates as treatments for multiple myeloma, a hematologic malignancy that develops in the bone marrow and is fatal if untreated. We are co-developing and co-promoting ide-cel in the United States with BMS and we have exclusively licensed to BMS the development and commercialization rights for ide-cel outside of the United States. In the third quarter of 2020, BMS resubmitted the BLA for ide-cel as a treatment for relapsed and refractory multiple myeloma. This resubmission in the third quarter of 2020 provided further details to address outstanding regulatory requests received from the FDA in May 2020 following the original BLA submission in March 2020. We have exclusively licensed the development and commercialization rights for the bb21217 product candidate to BMS, with an option for us to elect to co-develop and co-promote bb21217 within the United States. In May 2020, we and BMS entered into an amendment and restatement of the ide-cel co-promotion/co-development agreement, an amendment and restatement of the bb21217 license agreement, and a non-exclusive license agreement to certain patent rights controlled by us and related to lentiviral vector technology for BMS to develop and commercialize CD19-directed CAR T cell therapies.
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
As of June 30, 2020, we had cash, cash equivalents and marketable securities of approximately $1.60 billion. We have never been profitable and have incurred net losses in each year since inception. Our net loss was $21.5 million and $224.1 million for the three and six months ended June 30, 2020, respectively, and our accumulated deficit was $2.51 billion as of June 30, 2020. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:
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
•add personnel to support our product development and commercialization efforts; and
•increase activities related to the commercialization of ZYNTEGLO in multiple markets in Europe, the potential commercial launch of ZYNTEGLO in the United States, and the potential commercial launches of additional late-stage product candidates in the United States and Europe.
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
Business update
Beginning in late 2019, the outbreak of a novel strain of coronavirus (COVID-19) has evolved into a global pandemic. As a result, we continue to experience disruptions and increased risk in our operations and those of third parties upon whom we rely, which may materially and adversely affect our business. These include disruptions and risks related to the conduct of our clinical trials and commercialization efforts, as policies at various clinical sites and federal, state, local and foreign laws, rules and regulations continue to evolve, including quarantines, travel restrictions, and direction of healthcare resources toward pandemic response efforts. We currently expect the COVID-19 pandemic to delay the timing of patient enrollment and treatment in our ongoing clinical studies, which vary by clinical study and by program. It is unknown how long these disruptions could continue. In addition, we expect the COVID-19 pandemic to impact our ability to achieve market access and reimbursement for ZYNTEGLO in Europe due to shifting priorities of the local authorities and healthcare system.
We continue to evaluate the impact of the COVID-19 global pandemic on patients, healthcare providers and our employees, as well as our operations and the operations of our business partners and healthcare communities. In response to the COVID-19 pandemic, since early March 2020 we have adopted policies at our locations to mitigate the risk of exposure to COVID-19 by our personnel, including restrictions on the number of staff in any given research and development laboratory or manufacturing facility, a work-from-home policy applicable to the majority of our personnel, and a phased approach to bringing personnel back to our locations over time. Given the importance of supporting our patients, we are diligently working with our suppliers, healthcare providers and partners to provide patients with access to ZYNTEGLO, while taking into account regulatory, institutional, and government guidance, policies and protocols. Further, we are working with our clinical study sites to understand the duration and scope of the impact on enrollment, develop protocols to help mitigate the impact of the COVID-19 pandemic, and other activities for our ongoing clinical studies.
Given the ongoing impact of the COVID-19 global pandemic and recent shifts in regulatory timelines, in the first half of 2020 we completed a comprehensive business review with the goal of ensuring the ability to achieve our 2022 vision with a path towards financial sustainability. Under our revised business priorities and operating plan, we remain on track for potential regulatory approval and commercial launch for beti-cel, ide-cel, eli-cel, and LentiGlobin for SCD by 2022. Through this comprehensive business review, we have prioritized our key research and development programs and have made a number of changes to our future cost structure relative to our prior long-range plan, including prioritized research and development expenses, and reduced investment in selling, general and administrative expenses. In total, these changes are expected to result in over $500.0 million of net cash savings through 2022 compared to our prior long-range plan, however the ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments which are difficult to predict.
In May 2020, the Company and BMS entered into the Amended Ide-cel CCPS and Amended bb21217 License Agreement pursuant to which BMS modified its obligations to pay us for future ex-U.S. milestones and royalties on commercial sales by making a one-time up-front payment of $200.0 million. Additionally, in May 2020, we sold 10.5 million shares of common stock (inclusive of shares sold pursuant to an option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $55.00 per share for aggregate net proceeds of $541.5 million. As a result, based on our current business plan, we expect our cash, cash equivalents, and marketable securities of $1.60 billion as of June 30, 2020, together with projected revenue generated under our collaborative arrangements and projected sales of products, to fund our operations into 2023.
Financial operations overview
Revenues
To date, we have not generated any revenues from the sale of products. Our revenues have been derived from collaboration arrangements, out-licensing arrangements, research fees, and grant revenues.
To date, revenue recognized under our collaborative arrangements has been primarily generated from our collaboration arrangement with BMS. The terms of the arrangement with respect to ide-cel contain multiple promised goods or services, which include at inception: (i) research and development services, (ii) a license to ide-cel, and (iii) manufacture of vectors and associated payload for incorporation into ide-cel under the license.  As of September 2017, the collaboration also included the following promised goods or services with respect to bb21217: (i) research and development services, (ii) a license to bb21217, and (iii) manufacture of vectors and associated payload for incorporation into bb21217 under the license.  We entered into an agreement with BMS to co-develop and co-promote ide-cel in March 2018, which was subsequently amended in May 2020, in which both parties will share equally in U.S. costs and profits.  Revenue from our collaborative arrangements is recognized as the underlying performance obligations are satisfied.
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
Non-refundable license fees paid to us are recognized as revenue upon delivery of the license provided there are no unsatisfied performance obligations in the arrangement.  License revenue has historically been generated from out-license agreements, under which we may also recognize revenue from potential future milestone payments and royalties.
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
•milestones and up-front license payments;
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
We plan to continue to invest in research and development for the foreseeable future as we continue to advance the development of beti-cel, eli-cel, LentiGlobin for SCD, and bb21217 product candidates, conduct research and development activities in severe genetic diseases and oncology, fund our share of the costs of development of ide-cel in collaboration with BMS, and continue the research and development of product candidates using our gene editing technology platform. Our research and development expenses include expenses associated with the following activities:
•Northstar-2 Study (HGB-207) – a multi-site, international phase 3 study to examine the safety and efficacy of beti-cel in the treatment of patients with TDT and a non-β0/β0 genotype.
•Northstar-3 Study (HGB-212) – a multi-site, international phase 3 study to examine the safety and efficacy of beti-cel in the treatment of patients with TDT and a β0/β0 genotype or an IVS-I-110 mutation.
•HGB-206 study – a multi-site phase 1/2 study in the United States to study the safety and efficacy of LentiGlobin in the treatment of patients with SCD.
•HGB-210 study – our multi-site, international phase 3 study of LentiGlobin in patients with SCD and a history of vaso-occlusive events.
•Starbeam Study (ALD-102) – a multi-site, international phase 2/3 study to examine the safety and efficacy of eli-cel in the treatment of patients with CALD.
•ALD-104 study – our multi-site, international phase 3 study to examine the safety and efficacy of eli-cel after myeloablative conditioning using busulfan and fludarabine in the treatment of patients with CALD.
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

Under our revised operating plan, we have prioritized investment in research and development expenses, including an indefinite pause of the planned HGB-211 clinical study of LentiGlobin for SCD in the treatment of patients with SCD and an elevated stroke risk. We also expect that the timing of investment in our ongoing clinical studies will reflect COVID-19 related delays in enrollment and patient treatment in our HGB-206 and HGB-210 clinical studies. In addition, we have reduced or eliminated investment in certain preclinical programs, including certain academic collaborations in early pipeline activities, and implemented other cost-reduction measures.
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

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
LentiGlobin (including beti-cel)(1)	$30,873	$28,291	$67,754	$60,136
eli-cel	15,219	12,011	23,032	20,697
ide-cel	21,079	24,406	52,241	44,197
bb21217	6,955	6,031	13,026	10,517
Preclinical programs	10,696	9,871	28,146	21,200
Total direct research and development expense	84,822	80,610	184,199	156,747
Employee-and contractor-related expenses	17,906	12,203	33,810	22,721
Stock-based compensation expense	23,098	29,694	39,367	45,210
Platform-related expenses	11,492	6,209	16,509	10,836
Facility expenses	17,801	16,458	34,553	31,077
Other expenses	1,189	1,366	1,993	2,589
Total other research and development expenses	71,486	65,930	126,232	112,433
Total research and development expense	$156,308	$146,540	$310,431	$269,180
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
Under our revised operating plan, we have reduced projected selling, general and administrative expenses through both the elimination and deferral of certain costs relative to our prior long-range plan. This includes a deferred investment in building a commercial organization in the United States, reduced facilities and IT infrastructure and related costs for personnel based on our expectations for the timing of regulatory approvals and potential launch of our product candidates. However, we anticipate that our selling, general and administrative expenses, including payroll and sales and marketing expenses, will continue to increase in the future relative to current levels as we execute on our commercial launch plans in Europe for ZYNTEGLO, and perform commercial readiness activities in the United States for our product candidates.
Cost of royalty and other revenue
Cost of royalty and other revenue represents expense associated with amounts owed to third party licensors as a result of revenue recognized under our out-license arrangements.

We anticipate that our cost of royalty and other revenue will increase in the future, contingent upon the achievement of regulatory milestones.  Additionally, we anticipate that our cost of royalty and other revenue will increase in the future as we expect to continue to recognize royalty revenue related to Novartis’ commercial sale of tisagenlecleucel.
Change in fair value of contingent consideration
In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen.  The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology.
As of June 30, 2020, there are $120.0 million in future contingent cash payments, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $3.2 million as of June 30, 2020, which are classified within accrued expenses and other current liabilities and other non-current liabilities on our condensed consolidated balance sheets.
Interest income, net
For the three and six months ended June 30, 2020 and 2019, interest income, net consists primarily of interest income earned on investments.
Other income (expense), net
Other income (expense), net consists primarily of gains and losses on equity securities held by us, gains and losses on disposal of assets, and gains and losses on foreign currency.
Critical accounting policies and estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the six months ended June 30, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 18, 2020, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the Notes to Condensed Consolidated Financial Statements.

Results of Operations
Comparison of the three months ended June 30, 2020 and 2019:

	For the three months ended June 30,
	2020	2019	Change
	(in thousands)
Revenue:
Service revenue	$78,357	$11,093	$67,264
Collaborative arrangement revenue	109,674	465	109,209
Royalty and other revenue	10,859	1,738	9,121
Total revenues	198,890	13,296	185,594
Operating expenses:
Research and development	156,308	146,540	9,768
Selling, general and administrative	68,628	68,631	(3)
Cost of royalty and other revenue	1,554	613	941
Change in fair value of contingent consideration	(1,655)	214	(1,869)
Total operating expenses	224,835	215,998	8,837
Loss from operations	(25,945)	(202,702)	176,757
Interest income, net	2,939	9,387	(6,448)
Other income (expense), net	1,551	(2,936)	4,487
Loss before income taxes	(21,455)	(196,251)	174,796
Income tax (expense) benefit	(10)	469	(479)
Net loss	$(21,465)	$(195,782)	$174,317

Revenues. Total revenue was $198.9 million for the three months ended June 30, 2020, compared to $13.3 million for the three months ended June 30, 2019. The increase of $185.6 million was primarily attributable to a cumulative catch-up adjustment to revenue recorded in connection with the May 2020 BMS contract modification, as well as an increase in royalty and other revenue primarily attributable to revenue recognized under an out-license agreement to Juno Therapeutics, Inc.
Research and development expenses. Research and development expenses were $156.3 million for the three months ended June 30, 2020, compared to $146.5 million for the three months ended June 30, 2019. The overall increase of $9.8 million was primarily attributable to the following:
•$7.8 million of increased license and milestone fees;
•$2.0 million of increased clinical trial and medical research costs; and
•$1.7 million of increased material production and other platform costs.
The increased costs were partially offset by $2.2 million of decreased laboratory expenses and $1.6 million of decreased employee compensation, benefit, and other headcount related expenses. The decrease in employee compensation includes $6.5 million of decreased stock-based compensation expense due to the recognition of expense on performance-based restricted stock units that vested in June 2019.
Selling, general and administrative expenses. Selling, general and administrative expenses were $68.6 million for both the three months ended June 30, 2020 and 2019, resulting in an overall decrease of less than $0.1 million period over period. The decrease was primarily attributable to a $3.4 million decrease in costs related to commercial readiness activities, offset by $3.3 million of increased information technology and facility-related costs.
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

Other income (expense), net. The change in other income (expense), net was primarily related to changes in fair value of equity securities.
Comparison of the six months ended June 30, 2020 and 2019:

	For the six months ended June 30,
	2020	2019	Change
	(in thousands)
Revenue:
Service revenue	$95,190	$20,304	$74,886
Collaborative arrangement revenue	111,976	2,431	109,545
Royalty and other revenue	13,587	3,032	10,555
Total revenues	220,753	25,767	194,986
Operating expenses:
Research and development	310,431	269,180	41,251
Selling, general and administrative	141,876	128,910	12,966
Cost of royalty and other revenue	2,579	1,043	1,536
Change in fair value of contingent consideration	(4,763)	510	(5,273)
Total operating expenses	450,123	399,643	50,480
Loss from operations	(229,370)	(373,876)	144,506
Interest income, net	8,294	19,489	(11,195)
Other expense, net	(2,896)	(6,325)	3,429
Loss before income taxes	(223,972)	(360,712)	136,740
Income tax (expense) benefit	(104)	484	(588)
Net loss	$(224,076)	$(360,228)	$136,152

Revenues. Total revenue was $220.8 million for the six months ended June 30, 2020, compared to $25.8 million for the six months ended June 30, 2019. The increase of $195.0 million was primarily attributable to a cumulative catch-up adjustment to revenue recorded in connection with the May 2020 BMS contract modification, as well as an increase in royalty and other revenue primarily attributable to revenue recognized under an out-license agreement to Juno Therapeutics, Inc.
Research and development expenses. Research and development expenses were $310.4 million for the six months ended June 30, 2020, compared to $269.2 million for the six months ended June 30, 2019. The overall increase of $41.3 million was primarily attributable to the following:
•$13.3 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount to support overall growth and includes a $5.7 million decrease in stock-based compensation expense due to the recognition of expense on performance-based restricted stock units that vested in June 2019;
•$7.9 million of increased material production and other platform costs;
•$7.7 million of increased license and milestone fees;
•$4.5 million of increased clinical trial costs;
•$3.7 million of increased consulting fees; and
•$2.1 million of increased collaboration research funding costs.
Selling, general and administrative expenses. Selling, general and administrative expenses were $141.9 million for the six months ended June 30, 2020, compared to $128.9 million for the six months ended June 30, 2019. The increase of $13.0 million was primarily attributable to the following:
•$14.2 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount to support overall growth, including an increase of $3.2 million in stock-based compensation expense; and

•$5.3 million of increased information technology and facility-related costs.
The increased costs were partially offset by $4.1 million of decreased consulting fees and $2.1 million of decreased costs related to commercial readiness activities.
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
Other expense, net. The decrease in other expense, net was primarily related to changes in fair value of equity securities.
Liquidity and Capital Resources
As of June 30, 2020, we had cash, cash equivalents and marketable securities of approximately $1.60 billion. Based on our current business plan, we expect our cash, cash equivalents, and marketable securities as of June 30, 2020, together with projected revenue generated under our collaborative arrangements and projected sales of products, to fund our operations into 2023. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2020, our funds are primarily held in U.S. Treasury securities, U.S. government agency securities, equity securities, corporate bonds, commercial paper and money market accounts.
We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of June 30, 2020 we had an accumulated deficit of $2.51 billion. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources. The likelihood of our long-term success must be considered in light of the expenses, difficulties, and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate. We may never achieve significant revenue or profitable operations.
Sources of Liquidity
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods below:

	For the six months ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(166,378)	$(292,027)
Net cash provided by investing activities	493,854	195,513
Net cash provided by financing activities	544,085	15,004
Net increase (decrease) in cash, cash equivalents and restricted cash	$871,561	$(81,510)
Cash Flows from Operating Activities. The $125.6 million decrease in cash used in operating activities for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the decrease in net loss during this period of $136.2 million, which was driven by a cumulative catch-up adjustment to revenue recorded in connection with the May 2020 BMS contract modification. Cash used in operating activities was also driven by changes in operating assets and liabilities.
Cash Flows from Investing Activities. The $298.3 million increase in cash provided by investing activities for the six months ended June 30, 2020 was primarily due to a decrease in cash used to purchase marketable securities of $369.9 million, a decrease of $22.4 million in cash used to purchase property, plant and equipment, primarily related to the facility in Durham, North Carolina, and cash provided from the sales of marketable securities of $29.9 million, partially offset by a decrease of $123.9 million in proceeds received from the maturity of marketable securities, compared to the six months ended June 30, 2019.

Cash Flows from Financing Activities. The $529.1 million increase in cash provided by financing activities was driven by an increase in proceeds from public offering of common stock, net of issuance costs, in the six months ended June 30, 2020 compared to the six months ended June 30, 2019.
Contractual Obligations and Commitments
Except as discussed in Note 7, Leases, and Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements, there have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 18, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of June 30, 2020 and December 31, 2019, we had cash, cash equivalents and marketable securities of $1.60 billion and $1.24 billion, respectively, primarily invested in U.S. government agency securities and Treasuries, equity securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at June 30, 2020, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $1.5 million.
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
As of June 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2020 there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2020, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
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
In December 2019, a novel strain of coronavirus (COVID-19) was reported and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, have adversely affected workforces, organizations, healthcare communities, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of businesses across industries, including ours. As a result of the COVID-19 pandemic, we are experiencing disruptions in our operations and business, and those of third parties upon whom we rely. We are also experiencing disruptions to the conduct of our clinical trials and commercialization efforts. We cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic and related effects may have on our business, financial condition, results of operations and cash flows. We expect to continue experiencing these disruptions in our operations and those of our third parties for an unknown period of time, as the trajectory of the COVID-19 pandemic remains uncertain and continues to evolve in the United States and globally. These impacts, which may materially and adversely affect our business, include the following:
•We are conducting a number of clinical studies across our programs in geographies which are affected by the COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our clinical studies. Policies at various clinical sites and federal, state, local and foreign laws, rules and regulations are continuing to evolve, including through the implementation of quarantines and travel restrictions, and direction of healthcare resources toward pandemic response efforts. For instance, the availability of intensive care unit beds and related healthcare resources available to support activities unrelated to COVID-19 response have fluctuated with the incidence of severe cases of COVID-19 in the surrounding communities, and we anticipate that the availability of healthcare resources will continue to fluctuate and may become significantly constrained, with variability across geographies. As a result, we expect the COVID-19 pandemic to delay the timing of patient enrollment and treatment in our ongoing clinical studies, in particular in our ongoing HGB-206 and HGB-210 clinical studies. It is unknown how long these disruptions could continue. Moreover, we are commercializing ZYNTEGLO in Europe, and our ability to generate meaningful product revenue may be delayed. In addition to the constraints on healthcare systems and resources described above, which are also applicable in the commercial treatment context, we may experience decreased patient demand for our approved product because potential patients may choose not to undergo treatment, or to delay treatment, with ZYNTEGLO.
•We currently rely on third parties to manufacture, perform quality testing, and ship our lentiviral vectors and drug products for our clinical studies and support commercialization efforts. If any such third party in our supply chain is adversely impacted by restrictions resulting from the COVID-19 pandemic, such as staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain will be disrupted, which could significantly limit our ability to manufacture our lentiviral vectors and drug products for our clinical studies and for commercial use, and could affect our ability to conduct our research and development and commercial operations.
•Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or lack resources to continue to monitor our clinical studies. As a result, review, inspection, and other timelines may be materially delayed for an unknown period of time. Any de-prioritization of our clinical studies or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. In addition, we have been engaging in reimbursement discussions with governmental health programs as part of our commercial preparation activities. It is not clear to what extent shifting priorities of the local health authorities and healthcare systems due to the COVID-19 pandemic will impact our ability to achieve market access and reimbursement for ZYNTEGLO across Europe.
•We have adopted policies at our locations to mitigate the risk of exposure to COVID-19 by our personnel, including restrictions on the number of staff in any given research and development laboratory or manufacturing facility, a work-from-home policy applicable to the majority of our personnel, and a phased approach to bringing personnel back to our locations over time. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical study sites and other important agencies and contractors. Furthermore, since the onset of the COVID-19 pandemic, our employees and contractors conducting research and development activities have been limited in the activities that they may conduct, and will continue to be subject to policies restricting access to our laboratories for an extended period of time. As a result, this could delay timely completion of preclinical activities, including completing Investigational New Drug-enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for our development programs.
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
The extent of the impacts described above will depend on numerous evolving factors that we may not be able to accurately predict, including:
•the duration, severity, and scope of the pandemic in the United States and globally;
•the effectiveness of governmental, business and individuals’ protocols and actions that have been and continue to be taken in response to the pandemic;
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
In response to the COVID-19 pandemic and the resulting uncertain economic and healthcare environment, in the first half of 2020, we revised our operating plan with the intention that it would enable us to advance our corporate strategy and pipeline during this period of uncertainty. Based on our current business plan, we expect our cash, cash equivalents, and marketable securities, together with projected revenue generated under our collaborative arrangements and projected sales of products, to fund our operations into 2023. However, the internal and external costs of executing on our revised operating plan may be higher than expected, including as a result of challenges encountered in the course of planned activities. Additionally, projected revenue generated under our collaborative arrangements and projected sales of products may be less than expected. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments which are difficult to predict, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and other actions taken to contain or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our commercialization efforts, our clinical studies, our research programs, healthcare systems or the global economy, and if the ultimate impact of the COVID-19 pandemic and the resulting uncertain economic and healthcare environment is more severe than we anticipated, we may not be able to execute on our revised operating plan or on our strategy. If the duration of the COVID-19 pandemic and the associated period of business and social restrictions and economic uncertainty is longer than we anticipated, our cash, cash equivalents, and marketable securities may not be sufficient to fund the activities under our revised operating plan for the time period that we anticipated, and we may be required to further revise our operating plan. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and in the “Risk Factors” section of our Annual Report on Form 10-K.
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
We focus our research and product development on treatments for severe genetic diseases and cancer. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product or any future products, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. For instance, because newborn screening for CALD is limited, and it can be difficult to diagnose CALD in the absence of a genetic screen, we may have difficulty reaching patients who would benefit from treatment from eli-cel. Additionally, the potentially addressable patient population for our product and any future products may be limited or may not be amenable to treatment with our products. For instance, we received conditional marketing approval in Europe of ZYNTEGLO for the treatment of adult and adolescent patients with TDT who do not have a β0/β0 genotype. We do not have any assurance whether or when ZYNTEGLO may be commercially available to pediatric patients less than 12 years of age, or patients with all genotypes of TDT or types of β-thalassemia, or in markets outside of Europe.
Even if we obtain significant market share for a product within an approved indication, because the potential target populations for our product and for the product candidates in our pipeline are small, we may never achieve profitability without obtaining marketing approval for additional indications. For instance, in the field of cancer, the FDA often approves new therapies initially only for use in patients with relapsed or refractory advanced disease. We expect to initially seek approval of our T cell-based product candidates in cancer in this context. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. For example, BMS has submitted a BLA seeking approval from the FDA for ide-cel as a treatment for relapsed and refractory multiple myeloma. BMS is conducting the KarMMa-2, KarMMa-3, and KarMMa-4 studies with the intention to generate data to support marketing approvals for earlier lines of therapy in multiple myeloma, but there is no assurance that such studies will be successful or be sufficient.
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

Risks related to the research and development of our product candidates
*We cannot predict when or if we will obtain marketing approval to commercialize our product candidates, and the marketing approval of our product and any future products may ultimately be for more narrow indications than we expect. If our product candidates are not approved in a timely manner or at all for any reason, our business prospects, results of operations, and financial condition would be adversely affected.
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
Results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There is limited data concerning long-term safety and efficacy following treatment with our gene therapy and T cell-based product candidates. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or marketing approval of our product candidates. For instance, while patients with SCD who have been treated with LentiGlobin may experience a reduction of vaso-occlusive events following successful engraftment, there can be no assurance that they will not experience vaso-occlusive events in the future. Similarly, patients with relapsed and refractory multiple myeloma who have been treated with ide-cel or the bb21217 product candidate may experience disease progression. We have experienced unexpected results in the past, and we may experience unexpected results in the future. For instance, initial results from our clinical studies of ZYNTEGLO suggested that patients with TDT who do not have a β0/β0 genotype experienced better outcomes to treatment than patients with TDT who have a β0/β0 genotype. Consequently, we received conditional approval in the European Union initially for the treatment of patients with TDT who do not have a β0/β0 genotype. In order to support an application for marketing approval of ZYNTEGLO in patients with TDT who have a β0/β0 genotype, we initiated the HGB-212 study, but we do not know if or when ZYNTEGLO may be commercially available to all genotypes of TDT or types of β-thalassemia in Europe.

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
In general, the FDA requires the successful completion of two pivotal trials to support approval of a biologics licensing application, or BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. Because beti-cel has been granted the FDA’s Fast Track and Breakthrough Therapy designations, we are engaged in discussions with the FDA regarding the development plans for beti-cel to enable a submission of a BLA prior to the completion of our ongoing studies. Based on these discussions, we believe the results from our ongoing Northstar-2 and Northstar-3 clinical studies, together with data from our Northstar study, the LTF-303 long-term follow up protocol, and completed HGB-205 study, could be sufficient to form the basis for a BLA submission for beti-cel to treat patients with TDT. However, it should be noted that our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. Depending on the outcome of these ongoing clinical studies, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval of a BLA for beti-cel for the treatment of patients with TDT. Furthermore, we are required to submit data relating to certain release assays designed to confirm the quality, purity and strength (including potency) of beti-cel as a condition for completing the BLA submission, which has the potential for further delaying the completion of our BLA submission, with the potential consequence of delaying any approval and commercial launch of beti-cel in the United States.
Based on our discussions with the FDA and EMA, we believe that we may be able to seek approval for eli-cel for the treatment of patients with CALD on the basis of safety and efficacy data from our ongoing Starbeam study, safety data from our ongoing ALD-104 study, and the completed ALD-103 observational study. Our regulatory submission plans are contingent upon eli-cel demonstrating sufficient efficacy and safety in the Starbeam study. Whether eli-cel is eligible for approval will ultimately be determined at the discretion of the FDA and EMA, and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support approval. Depending on the outcome of our ongoing studies, the FDA in the United States and EMA and European Commission in the European Union may require that we conduct additional or larger clinical trials before eli-cel is eligible for approval.
Based on our discussions with the FDA, we believe that we may be able to seek accelerated approval for our LentiGlobin for SCD product candidate in the United States on the basis of clinical data from Group C of our ongoing HGB-206 clinical study, with a potential first submission in the second half of 2021, and with our ongoing HGB-210 clinical study providing confirmatory data for full approval. We cannot be certain that data from our HGB-206 and HGB-210 clinical studies will be sufficiently robust from a safety and/or efficacy perspective to support full approval. We are also engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin for SCD in Europe. Our development plan in the United States is contingent upon LentiGlobin for SCD demonstrating complete resolution of severe vaso-occlusive events, with globin response as a key secondary endpoint, and an acceptable safety profile in the study participants. Depending on the outcome of our ongoing and planned studies, the FDA may require that we conduct additional or larger clinical trials before our LentiGlobin product candidate is eligible for approval for the treatment of patients with SCD. The FDA may not agree with our plans for demonstrating comparability of the adherent manufacturing process to the suspension manufacturing for lentiviral vector, which may result in delays in our ability to submit a BLA for regulatory approval of LentiGlobin for SCD. In addition, we are engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin in SCD in Europe, and we cannot be certain that our HGB-206 study and HGB-210 study will be sufficient to form the basis for an initial MAA submission in Europe for the treatment of patients with SCD.
In July 2020, BMS resubmitted the BLA for ide-cel as a treatment for relapsed and refractory multiple myeloma. This resubmission provided further details to address outstanding regulatory requests received from the FDA in May 2020 following the original BLA submission from March 2020. Upon preliminary review of the original submission, the FDA determined that the Chemistry, Manufacturing and Control module of the BLA required further detail to commence their review. There is no assurance that the FDA will accept the BLA resubmission. The resubmission resets the FDA review period for the BLA. Even if the FDA accepts the resubmission of the BLA for ide-cel, there is no guarantee that the FDA will conclude that the information in such a resubmission will be sufficient to support approval and we may fail to obtain regulatory approval in the United States for ide-cel. Additionally, certain factors beyond our and BMS’ control may impact the timeliness of the regulatory reviews of our submissions or any applications for approval.
If our product candidates are ultimately not approved for any reason, our business, prospects, results of operations and financial condition would be adversely affected.
* Changes in our manufacturing processes may cause delays in our clinical development and commercialization plans.
The manufacturing processes for our lentiviral vectors and our drug products are complex. We explore improvements to our manufacturing processes on a continual basis, as we evaluate clinical and manufacturing data and based on discussions with regulatory authorities. In some circumstances, changes in the manufacturing process may require us to perform additional comparability studies, collect additional data from patients, submit additional regulatory filings, or comply with additional requirements, which may lead to delays in our clinical development and commercialization plans. For instance, following the conditional approval of ZYNTEGLO by the European Commission, we continued to refine our commercial drug product manufacturing process to narrow some of the manufacturing process parameters and to tighten the range of commercial drug product release specifications, based on an ongoing discussion with the EMA and evolving clinical data. Implementing these changes to the ZYNTEGLO commercial manufacturing process had the effect of delaying our ability to treat the first patient in the commercial context in Europe. In LentiGlobin for SCD, we plan to seek regulatory approval for drug product utilizing lentiviral vector manufactured using the scalable suspension manufacturing process, rather than the adherent manufacturing process. The FDA and EMA may not agree with our proposed plans for demonstrating the comparability of the two processes, and may require us to conduct additional studies, collect additional data, develop additional assays, or modify release specifications, which may delay our ability to submit a BLA or MAA for regulatory approval of LentiGlobin for SCD. Over time, we also intend to transition the lentiviral vector manufacturing process for ZYNTEGLO in the European Union, and beti-cel in the United States, to the suspension manufacturing process, and the timing in which we are able to make the transition will be dependent upon reaching agreement with regulatory authorities.
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
A significant risk in any gene therapy product based on viral vectors is that the vector will insert in or near cancer-causing oncogenes leading to uncontrolled clonal proliferation of mature cancer cells in the patient. In published studies, lentiviral vectors have demonstrated an improved safety profile over gamma-retroviral vectors used in early gene therapy studies, with no disclosed events of gene therapy-related adverse events, which we believe is due to a number of factors including the tendency of these vectors to integrate within genes rather than in areas that control gene expression, as well as their lack of strong viral enhancers. However, it should be noted that we have observed in one patient from the ALD-102 study of eli-cel, now enrolled in the long-term follow-up protocol, a prevalent HSC clone with integration sites at the ACER, RFX3 and MECOM genes. An increased monitoring plan for this patient has been implemented, and as of a data cut-off date in January 2020, there have been no adverse clinical consequences of this event and the patient remains clinically stable. Similarly, in a phase 1/2 study of HPV569, which utilized an earlier generation lentiviral vector of the vector used in ZYNTEGLO and in LentiGlobin for SCD, we initially observed in one subject that a disproportionate number of the cells expressing our functional gene had the same insertion site. Tests showed that this partial clonal dominance contained an insertion of the functional gene in the HMGA2 gene that persisted for a period of two to three years. Although there was some initial concern that the observed clonal dominance might represent a pre-leukemic event, there have been no adverse clinical consequences of this event, or any signs of cancer, in over seven years since the observation was made. The presence of the HMGA2 clone has steadily declined in this subject over time to the point that it is no longer the most common clone observed in this subject.
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
Furthermore, treatment with our gene therapy product and product candidates involve chemotherapy or myeloablative treatments, which can cause side effects or adverse events that are unrelated to our product and product candidates but may still impact the perception of the potential benefits of our product and any future products. For instance, in our ongoing HGB-206 study of LentiGlobin for SCD, a serious adverse event of myelodysplasia syndrome, or MDS, was reported in a patient treated with LentiGlobin for SCD, for which there was no evidence of lentiviral-mediated oncogenesis, however MDS is a known risk of certain myeloablative regimens, and other patients receiving our product or product candidates may develop MDS in the future, which may negatively impact the commercial prospects of our product or product candidates. Additionally, our product and any future products, or procedures associated with the administration of our product or collection of patients' cells, could potentially cause other adverse events that have not yet been predicted. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using, or the progression of their disease. Any of these events could impair our ability to commercialize our product and any future products and the commercial potential of our products will be materially and negatively impacted.
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
We have incurred net losses in each year since our inception in 1992, including net losses of $224.1 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $2.51 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We do not expect to generate any product revenues until the second half of 2020 from ZYNTEGLO in the European Union for the treatment of adult and adolescent patients with TDT who do not have a β0/β0 genotype. Following marketing approval, our future revenues will depend upon the size of any markets in which our product and any future products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our product and any future products in those markets.

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
As of June 30, 2020, our cash, cash equivalents and marketable securities were $1.60 billion. In response to the ongoing COVID-19 pandemic and the associated economic conditions, we have revised our operating plan to execute on our strategy during this period of uncertainty. Based on our current business plan, we expect our cash, cash equivalents, and marketable securities, together with projected revenue generated under our collaborative arrangements and projected sales of products, to fund our operations into 2023. However, our revised operating plan may change further as a result of the COVID-19 pandemic and the surrounding economic conditions, as well as many other factors currently unknown to us. In addition, we may seek additional funds through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, during this period. In any event, we will require additional capital to obtain marketing approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.
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
* Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
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
We received conditional marketing authorization for our first product in 2019 and are launching ZYNTEGLO to treat the first patient in the commercial setting in the second half of 2020, which we hope will be the first of a sequence of marketing approvals and commercial launches for multiple products across multiple geographies. As we advance multiple product candidates through late-stage clinical research and plan submissions for marketing authorizations, we are expanding our operations in the United States and Europe. As of June 30, 2020, we had 1,167 full-time employees. As we pursue our development and commercialization strategy, we expect to expand our full-time employee base and to hire more consultants and contractors in the United States and Europe. This expected growth may place a strain on our administrative and operational infrastructure. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.
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
•any delay in filing an IND, MAA or BLA for any of our product candidates, including ide-cel, and any adverse development or perceived adverse development with respect to the FDA’s review of that IND, MAA or BLA;
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
Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds

None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Jason Cole (Chief Operating and Legal Officer), David Davidson (Chief Medical Officer), and Kory Wentworth (Vice President, Finance and Treasurer)) have entered into trading plans covering periods after the date of this Quarterly Report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013
3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013
10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013
10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013
10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013
10.5†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals, Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013
10.6†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017
10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013
10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013
10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013
10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.1	May 6, 2015
10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013
10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.1	May 14, 2013
10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1	333-188605	10.11	May 14, 2013
10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 7, 2015
10.15	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016
10.16	Amendment No. 2 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.17	November 1, 2017
10.17†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q/A	001-35966	10.16	November 2, 2016

10.18††	Second Amended and Restated License Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated May 8, 2020	--	--	--	Filed herewith
10.19†	Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated March 26, 2018	10-Q	001-35966	10.2	May 2, 2018
10.20††	First Amendment to Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated May 8, 2020	--	--	--	Filed herewith
10.21†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q/A	001-35966	10.17	November 2, 2016
10.22†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017
10.23†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q/A	001-35966	10.18	November 2, 2016
10.24†	License Agreement, dated December 23, 2015, by and between the Registrant and SIRION Biotech GmbH	10-K	001-35966	10.23	February 21, 2019
10.25††	Toll Manufacturing and Service Agreement, dated November 18, 2016 by and between the Registrant and APCETH Biopharma GmbH, as amended	10-Q	001-35966	10.24	August 1, 2019
10.26††	Amendment Agreement No. 3 to the Toll Manufacturing and Service Agreement by and between bluebird bio (Switzerland) GmbH and Apceth Biopharma GmbH	8-K	001-35966	10.1	March 12, 2020
10.27††	Clinical and Commercial Supply Agreement – Viral Vector Product, dated November 27, 2017, by and between the Registrant and SAFC Carlsbad, Inc., as amended	10-Q	001-35966	10.25	August 1, 2019
10.28††	Amendment No. 2 to Clinical and Commercial Supply Agreement Viral Vector Product by and between bluebird bio (Switzerland) GmbH and SAFC Carlsbad, Inc.	8-K	001-35966	10.1	January 21, 2020
10.29#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013
10.30#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013
10.31#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013
10.32#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014
10.33#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016
10.34#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017
10.35#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 7, 2015
10.36#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017
10.37#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013
10.38#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018
10.39#	Offer Letter, dated November 16, 2017, by and between the Registrant and Kory Wentworth	10-K	001-35966	10.39	February 21, 2018
10.40#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013
10.41#	Employment Agreement, dated December 18, 2018, by and between the Registrant and William (“Chip”) Baird	8-K	001-35966	10.1	February 11, 2019

10.42†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.3	November 5, 2015
10.43	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	August 3, 2016
10.44	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017
10.45††	Sublease, dated April 16, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.42	August 1, 2019
10.46	Amendment to Sublease, dated April 19, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.43	August 1, 2019
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

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

bluebird bio, Inc.
Date: August 5, 2020	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: August 5, 2020	By:	/s/ Chip Baird
Chip Baird Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)