Form 10-Q
period 2020-09-30
bluebird bio, Inc.
filed 2020-11-04
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of October 30, 2020, there were 66,373,320 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
bluebird bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of September 30, 2020	As of December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$324,164	$327,214
Marketable securities	906,091	779,246
Prepaid expenses	35,422	32,888
Receivables and other current assets	27,517	12,826
Total current assets	1,293,194	1,152,174
Marketable securities	207,615	131,506
Property, plant and equipment, net	157,681	151,176
Intangible assets, net	11,112	14,326
Goodwill	13,128	13,128
Operating lease right-of-use assets	188,450	185,885
Restricted cash and other non-current assets	74,304	79,229
Total assets	$1,945,484	$1,727,424
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,309	$42,995
Accrued expenses and other current liabilities	138,274	141,556
Operating lease liability, current portion	22,218	20,175
Deferred revenue, current portion	1,061	8,474
Collaboration research advancement, current portion	10,045	10,380
Total current liabilities	196,907	223,580
Deferred revenue, net of current portion	25,762	9,791
Collaboration research advancement, net of current portion	21,968	27,834
Operating lease liability, net of current portion	173,075	170,812
Other non-current liabilities	4,751	10,414
Total liabilities	422,463	442,431
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 66,339 and 55,368 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	663	554
Additional paid-in capital	4,227,254	3,568,184
Accumulated other comprehensive loss	(4,223)	(1,893)
Accumulated deficit	(2,700,673)	(2,281,852)
Total stockholders’ equity	1,523,021	1,284,993
Total liabilities and stockholders’ equity	$1,945,484	$1,727,424
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Service revenue	$13,352	$4,598	$108,542	$24,902
Collaborative arrangement revenue	2,422	1,977	114,398	4,408
Royalty and other revenue	3,499	2,335	17,086	5,367
Total revenues	19,273	8,910	240,026	34,677
Operating expenses:
Research and development	140,431	151,412	450,862	420,592
Selling, general and administrative	68,046	66,250	209,922	195,160
Cost of royalty and other revenue	1,318	862	3,897	1,905
Change in fair value of contingent consideration	(828)	802	(5,591)	1,312
Total operating expenses	208,967	219,326	659,090	618,969
Loss from operations	(189,694)	(210,416)	(419,064)	(584,292)
Interest income, net	1,964	8,417	10,258	27,906
Other expense, net	(6,686)	(4,298)	(9,582)	(10,623)
Loss before income taxes	(194,416)	(206,297)	(418,388)	(567,009)
Income tax (expense) benefit	(329)	264	(433)	748
Net loss	$(194,745)	$(206,033)	$(418,821)	$(566,261)
Net loss per share - basic and diluted:	$(2.94)	$(3.73)	$(6.89)	$(10.27)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	66,251	55,292	60,762	55,139
Other comprehensive (loss) income:
Other comprehensive (loss) income, net of tax benefit (expense) of $0.1 million and $0.0 million for the three months ended September 30, 2020 and 2019, respectively, and $0.0 million and $(1.3) million for the nine months ended September 30, 2020 and 2019, respectively	(1,823)	(2,032)	(2,330)	776
Total other comprehensive (loss) income	(1,823)	(2,032)	(2,330)	776
Comprehensive loss	$(196,568)	$(208,065)	$(421,151)	$(565,485)
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2019	55,368	$554	$3,568,184	$(1,893)	$(2,281,852)	$1,284,993
Vesting of restricted stock units	204	2	(2)	—	—	—
Exercise of stock options	20	—	750	—	—	750
Purchase of common stock under ESPP	28	—	1,872	—	—	1,872
Stock-based compensation	—	—	36,335	—	—	36,335
Other comprehensive loss	—	—	—	(906)	—	(906)
Net loss	—	—	—	—	(202,611)	(202,611)
Balances at March 31, 2020	55,620	$556	$3,607,139	$(2,799)	$(2,484,463)	$1,120,433
Issuance of common stock upon public offering, net of issuance costs of $33,465	10,455	105	541,431	—	—	541,536
Vesting of restricted stock units	114	1	(1)	—	—	—
Exercise of stock options	7	—	347	—	—	347
Stock-based compensation	—	—	40,781	—	—	40,781
Other comprehensive income	—	—	—	399	—	399
Net loss	—	—	—	—	(21,465)	(21,465)
Balances at June 30, 2020	66,196	$662	$4,189,697	$(2,400)	$(2,505,928)	$1,682,031
Vesting of restricted stock units	62	1	(1)	—	—	—
Exercise of stock options	28	—	249	—	—	249
Purchase of common stock under ESPP	53	—	1,902	—	—	1,902
Stock-based compensation	—	—	35,407	—	—	35,407
Other comprehensive loss	—	—	—	(1,823)	—	(1,823)
Net loss	—	—	—	—	(194,745)	(194,745)
Balances at September 30, 2020	66,339	$663	$4,227,254	$(4,223)	$(2,700,673)	$1,523,021
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity - (continued)
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
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(418,821)	$(566,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	(5,591)	1,312
Depreciation and amortization	14,378	12,378
Stock-based compensation expense	123,640	125,998
Unrealized loss on equity securities	9,068	9,778
Other non-cash items	(1,538)	(9,362)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11,916)	(10,672)
Operating lease right-of-use assets	16,345	16,687
Accounts payable	(15,420)	23,280
Accrued expenses and other liabilities	(13,056)	15,260
Operating lease liabilities	(14,603)	(4,843)
Deferred revenue	8,558	(14,556)
Collaboration research advancement	(6,202)	(4,407)
Net cash used in operating activities	(315,158)	(405,408)
Cash flows from investing activities:
Purchase of property, plant and equipment	(21,098)	(58,638)
Purchases of marketable securities	(964,428)	(646,937)
Sales of marketable securities	29,878	—
Proceeds from maturities of marketable securities	722,487	1,034,353
Purchase of intangible assets	—	(4,224)
Net cash (used in) provided by investing activities	(233,161)	324,554
Cash flows from financing activities:
Proceeds from public offering of common stock, net of issuance costs	541,536	—
Proceeds from exercise of stock options and ESPP contributions	3,747	19,182
Net cash provided by financing activities	545,283	19,182
Decrease in cash, cash equivalents and restricted cash	(3,036)	(61,672)
Cash, cash equivalents and restricted cash at beginning of period	381,709	417,099
Cash, cash equivalents and restricted cash at end of period	$378,673	$355,427
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$324,164	$300,426
Restricted cash included in receivables and other current assets	$—	$100
Restricted cash included in restricted cash and other non-current assets	$54,509	$54,901
Total cash, cash equivalents and restricted cash	$378,673	$355,427
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,686	$6,611
Right-of-use assets obtained in exchange for operating lease liabilities	$18,909	$23,939
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
In June 2019, the Company received conditional marketing authorization from the European Commission for beti-cel as a treatment of patients 12 years and older with TDT who do not have a β0/β0 genotype, for whom hematopoietic stem cell (HSC) transplantation is appropriate but a human leukocyte-matched related HSC donor is not available. beti-cel is being marketed as ZYNTEGLO™ in the European Union. Through September 30, 2020, the Company had not generated any revenue from product sales of ZYNTEGLO.
As of September 30, 2020, the Company had cash, cash equivalents and marketable securities of $1.44 billion. The Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least twelve months from the date of issuance of these financial statements, though it may pursue additional cash resources through public or private debt and equity financings and establish collaborations with or license its technology to other companies.
2. Basis of presentation, principles of consolidation and significant accounting policies
Basis of presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2020 and 2019.
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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s 2019 Annual Report on Form 10-K, except as noted immediately below and as noted within the "Recent accounting pronouncements - Recently adopted" section.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, among others: future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including goodwill and intangible assets, and the measurement of right-of-use assets and lease liabilities, contingent consideration, stock-

based compensation expense, accrued expenses, revenue, income taxes, and the assessment of the Company's ability to fund its operations for at least the next twelve months from the date of issuance of these financial statements.
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
3. Marketable securities
The following table summarizes the marketable securities held at September 30, 2020 and December 31, 2019 (in thousands):

Description	Amortized cost / Cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2020
U.S. government agency securities and treasuries	$778,742	$539	$(223)	$779,058
Corporate bonds	237,884	1,079	(58)	238,905
Commercial paper	91,939	2	—	91,941
Equity securities	20,017	—	(16,215)	3,802
Total	$1,128,582	$1,620	$(16,496)	$1,113,706
December 31, 2019
U.S. government agency securities and treasuries	$633,970	$2,014	$(48)	$635,936
Certificates of deposit	960	—	—	960
Corporate bonds	185,827	824	(43)	186,608
Commercial paper	74,378	—	—	74,378
Equity securities	20,017	—	(7,147)	12,870
Total	$915,152	$2,838	$(7,238)	$910,752
No available-for-sale debt securities held as of September 30, 2020 or December 31, 2019 had remaining maturities greater than five years.

4. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2020
Assets:
Cash and cash equivalents	$324,164	$261,964	$62,200	$—
Marketable securities:
U.S. government agency securities and treasuries	779,058	—	779,058	—
Corporate bonds	238,905	—	238,905	—
Commercial paper	91,941	—	91,941	—
Equity securities	3,802	3,802	—	—
Total	$1,437,870	$265,766	$1,172,104	$—
Liabilities:
Contingent consideration	$2,386	$—	$—	$2,386
Total	$2,386	$—	$—	$2,386
December 31, 2019
Assets:
Cash and cash equivalents	$327,214	$311,245	$15,969	$—
Marketable securities:
U.S. government agency securities and treasuries	635,936	—	635,936	—
Certificates of deposit	960	—	960	—
Corporate bonds	186,608	—	186,608	—
Commercial paper	74,378	—	74,378	—
Equity securities	12,870	12,870	—	—
Total	$1,237,966	$324,115	$913,851	$—
Liabilities:
Contingent consideration	$7,977	$—	$—	$7,977
Total	$7,977	$—	$—	$7,977
Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of September 30, 2020, cash and cash equivalents comprise funds in cash, money market accounts, U.S. government agency securities and treasuries, and commercial paper. As of December 31, 2019, cash and cash equivalents comprise funds in cash, money market accounts, and commercial paper.
Marketable securities
Marketable securities classified as Level 2 within the valuation hierarchy generally consist of certificates of deposit, U.S. government agency securities and treasuries, corporate bonds, and commercial paper. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At September 30, 2020 and December 31, 2019, the balance in the Company’s accumulated other comprehensive loss includes activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2020 or 2019.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $3.3 million and $3.6 million as of September 30, 2020 and December 31, 2019, respectively. No accrued interest receivable was written off during the three and nine months ended September 30, 2020 or 2019.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at September 30, 2020 and December 31, 2019 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2020
U.S. government agency securities and treasuries	$363,028	$(221)	$10,499	$(2)	$373,527	$(223)
Corporate bonds	67,251	(58)	2,503	—	69,754	(58)
Total	$430,279	$(279)	$13,002	$(2)	$443,281	$(281)
December 31, 2019
U.S. government agency securities and treasuries	$13,234	$(3)	$79,618	$(45)	$92,852	$(48)
Corporate bonds	53,983	(43)	—	—	53,983	(43)
Total	$67,217	$(46)	$79,618	$(45)	$146,835	$(91)
The Company determined that there was no material change in the credit risk of the above investments during the nine months ended September 30, 2020. As such, an allowance for credit losses was not recognized. As of September 30, 2020, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The Company holds equity securities with an aggregate fair value of $3.8 million and $12.9 million as of September 30, 2020 and December 31, 2019, respectively, within short-term marketable securities on its condensed consolidated balance sheets. The Company has recorded unrealized losses of $5.8 million and $9.1 million during the three and nine months ended September 30, 2020, respectively, and unrealized losses of $3.6 million and $9.8 million during the three and nine months ended September 30, 2019, respectively, related to its equity securities, which are included in other expense, net on the condensed consolidated statements of operations and comprehensive loss.
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
Please refer to Note 8, Commitments and contingencies, for further information.

5. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Land	$1,210	$1,210
Building	15,745	15,664
Computer equipment and software	6,845	6,947
Office equipment	7,626	7,599
Laboratory equipment	52,366	44,560
Leasehold improvements	34,104	33,788
Construction-in-progress	86,858	77,981
Total property, plant and equipment	204,754	187,749
Less accumulated depreciation and amortization	(47,073)	(36,573)
Property, plant and equipment, net	$157,681	$151,176
North Carolina manufacturing facility
In November 2017, the Company acquired a manufacturing facility, which is in the process of construction, in Durham, North Carolina for the future manufacture of lentiviral vector for the Company’s gene therapies.  As of September 30, 2020, a portion of the facility has been placed into service, and the remainder of the facility is still in process of construction. Construction-in-progress as of September 30, 2020 and December 31, 2019 includes $85.3 million and $74.2 million, respectively, related to the North Carolina manufacturing facility.
6. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
Employee compensation	$49,225	$44,679
Manufacturing costs	22,085	23,126
Clinical and contract research organization costs	26,017	16,799
Collaboration research costs	15,723	27,142
Property, plant, and equipment	608	2,354
License and milestone fees	286	300
Professional fees	1,697	1,827
Other	22,633	25,329
Accrued expenses and other current liabilities	$138,274	$141,556

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
50 Binney Street Sublease
In April 2019, the Company entered into a sublease agreement for office space located at 50 Binney Street in Cambridge, Massachusetts (the “50 Binney Street Sublease”) to supplement the Company’s corporate headquarters located at 60 Binney Street in Cambridge, Massachusetts.  Under the terms of the 50 Binney Street Sublease, the Company will lease 267,278 square feet of office space for $99.95 per square foot, or $26.7 million per year in base rent subject to certain operating expenses, taxes and annual rent increases of approximately 3%. The lease will commence when the space is available for use by the Company, which is anticipated to be in the first half of 2022, which reflects the sublessor's exercise of its option to postpone the commencement date of the sublease, and end on December 31, 2030, unless other conditions specified in the 50 Binney Street Sublease occur.  Upon signing the 50 Binney Street Sublease, the Company executed a $40.1 million cash-collateralized letter of credit, which may be reduced in the future subject to the terms of the 50 Binney Street Sublease and certain reduction requirements specified therein. The $40.1 million of cash collateralizing the letter of credit is classified as restricted cash and other non-current assets on the Company’s condensed consolidated balance sheets. Payments will commence at the earlier of (i) the date which is 90 days following the commencement date and (ii) the date the Company takes occupancy of all or any portion of the premises. In connection with the execution of the 50 Binney Street Sublease, the Company also entered into a Purchase Agreement for furniture and equipment (the “Furniture Purchase Agreement”) located on the premises upon lease commencement. Upon execution of the Furniture Purchase Agreement, the Company made an up-front payment of $7.5 million, all of which was recorded within restricted cash and other non-current assets on the Company’s condensed consolidated balance sheets as of September 30, 2020. The Company will assess the lease classification of the 50 Binney Street Sublease and commence recognition of the associated rent expense upon lease commencement.
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
Upon the execution of the Second Amendment, which was deemed to be a lease modification, the Company re-evaluated the assumptions made at the original lease commencement date. The Company determined the Second Amendment consists of two separate contracts under ASC 842. One contract is related to a new right-of-use for the expanded 22,188 square feet of space, which is to be accounted for as a new lease, and the other is related to the modification of the term for the original 36,126 square feet of space. The Company recorded an additional right-of-use asset and lease liability upon lease commencement of the expanded space. In September 2020, the Company entered into a sublease agreement for the 22,188 square feet added under the Second Amendment at a fixed monthly rent of $62.80 per square foot per year beginning in January 2021, subject to annual increases of 2.5%. The sublease term will continue through April 2028. The Company is recognizing rent expense on a straight-line basis through the remaining extended term of the respective leases. The head lease and the sublease will be accounted for as two separate contracts with the income from the sublease presented separately from the lease expense on the head lease.

Embedded operating leases
In June 2016, the Company entered into a manufacturing agreement for the future commercial production of the Company’s beti-cel and eli-cel drug products with a contract manufacturing organization. Under this 12-year agreement, the contract manufacturing organization will complete the design, construction, validation, and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, the Company paid $12.0 million upon the achievement of certain contractual milestones and may pay up to $8.0 million in additional contractual milestones if the Company elects its option to lease additional suites. Construction was completed in March 2018 and beginning in April 2018, the Company pays $5.1 million per year in fixed suite fees, as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services, and may pay additional suite fees if it elects its option to reserve or lease additional suites. The Company may terminate this agreement at any time upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. The Company determined that this agreement contains an embedded lease as the suites are designated for the Company’s exclusive use during the term of the agreement. The Company recorded a right-of-use asset and lease liability for this operating lease on the effective date of ASC 842 and is recognizing rent expense on a straight-line basis throughout the remaining term of the embedded lease.
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
In July 2020, the Company entered into an agreement reserving manufacturing capacity with a contract manufacturing organization. The Company concluded that this agreement contains an embedded lease as a controlled environment room at the facility is designated for the Company's exclusive use during the term of the agreement, with the option to sublease the space if the Company provides notice that it will not utilize it for a specified duration of time. Under the terms of the agreement, the Company will be required to pay up to $5.4 million per year in maintenance fees in addition to the cost of any services provided and may terminate this agreement with eighteen months' notice. The term of the agreement is five years, with the option to extend, and is expected to commence in January 2021. The Company intends to assess the lease classification of the embedded lease and commence recognition of the associated rent expense upon lease commencement.
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
Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. As compared to the contractual obligations and commitments as disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on February 18, 2020, the Company’s future minimum purchase commitments as of the period ended September 30, 2020 decreased by $58.3 million.
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
In May 2020, the First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (as amended, the "Amended Ide-cel CCPS") was executed, which amended the Ide-cel CCPS. Under the Amended Ide-cel CCPS, the parties will continue to share equally in all profits and losses relating to developing, commercializing and manufacturing ide-cel within the U.S. Under the Amended Ide-cel CCPS and the Amended bb21217 License Agreement, described further below, BMS was relieved of its obligations to pay the Company for future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217 in exchange for an up-front, non-refundable, non-creditable payment of $200.0 million, which represents the aggregate of the probability-weighted, net present value of the future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217. In connection with these amendments, BMS assumed the contract manufacturing agreements relating to ide-cel adherent lentiviral vector. Over time, BMS is assuming responsibility for manufacturing ide-cel suspension lentiviral vector outside of the U.S., with bluebird responsible for manufacturing ide-cel suspension lentiviral vector in the U.S. In addition, under the Amended Ide-cel CCPS and the Amended bb21217 License Agreement, described further below, the parties are released from future exclusivity related to BCMA-directed T cell therapies. There are no remaining milestones or royalties under the Amended Ide-cel CCPS.
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
In May 2020, the Second Amended and Restated License Agreement ("Amended bb21217 License Agreement") was executed, which replaced the bb21217 License Agreement. Under the Amended bb21217 License Agreement, over time, BMS is assuming responsibility for manufacturing suspension lentiviral vector outside of the U.S., with bluebird responsible for manufacturing suspension lentiviral vector in the U.S. Under the Amended bb21217 License Agreement, expenses incurred by the Company associated with these activities are fully reimbursable by BMS at cost plus a mark-up. Throughout both development and commercialization, BMS is responsible for the manufacture of drug product. There are no remaining milestones and royalties related to the ex-U.S. development or commercialization of bb21217 following execution of the Amended bb21217 License Agreement.
The Company currently expects it will exercise its option to co-develop and co-promote bb21217 within the U.S.  The Company’s election to co-develop and co-promote bb21217 must be made by the substantial completion of the on-going phase 1 clinical trial of bb21217.  If elected, the Company expects the responsibilities of the parties to remain largely unchanged, however, the Company expects it will share equally in all profits and losses relating to developing, commercializing and manufacturing bb21217 within the U.S. and to have the right to participate in the development and promotion of bb21217 in the U.S.  Under this scenario, the U.S. milestones and royalties payable under the Amended bb21217 License Agreement would be adjusted and the Company would be eligible to receive a $10.0 million development milestone payment related to the development of bb21217 within the U.S. The Company would not be eligible for royalties on U.S. sales of bb21217 under this scenario.
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
Ide-cel transaction price
The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement (including those performance obligations that were completed as of the May 2020 contract modification date), and the amount of the transaction price unsatisfied as of September 30, 2020 (in thousands):

Ide-cel transaction price as of September 30, 2020
Up-front non-refundable payments, option fee and milestone payments received prior to May 2020 contract modification (1)	$120,000
Allocated portion of the up-front non-refundable payment received in connection with the Amended Ide-cel CCPS and bb21217 License Agreement (2)	184,029
Estimated variable consideration (3)	83,691
$387,720
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

	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of September 30, 2020
Ide-cel research and development services	$40,912	$—
Ide-cel license and manufacturing services	346,808	1,399
	$387,720	$1,399
Ide-cel research and development services
The Company satisfied this performance obligation as the research and development services were performed. The Company determined that the period of performance of the research and development services was three years through projected initial phase 1 clinical study substantial completion, or through May 2018.  The research and development performance obligation was satisfied prior to the May 2020 amendments and, as a result, the accounting for this previously satisfied performance obligation was not affected by the modification. The Company recognized no revenue related to ide-cel research and development services for the three and nine months ended September 30, 2020 and revenue of $0.0 million and $2.3 million for the three and nine months ended September 30, 2019, respectively.
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
The following table summarizes the net collaborative arrangement revenue recognized or expense incurred for the joint ide-cel development efforts in the U.S. under ASC 808 related to the combined performance obligation for the license and vector manufacturing of ide-cel in the U.S. for the three and nine months ended September 30, 2020, and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
ASC 808 ide-cel license and manufacturing revenue - U.S. (1)	$—	$—	$108,196	$—
ASC 808 ide-cel research and development expense - U.S. (1)	$(16,084)	$(14,945)	$(21,164)	$(19,254)
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
Revenue related to the combined unit of accounting for the ex-U.S. license and vector manufacturing services is accounted for in accordance with Topic 606. The following table summarizes the revenue recognized related to the combined unit of accounting for the ide-cel ex-U.S. license and vector manufacturing services for the three and nine months ended September 30, 2020, and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
ASC 606 ide-cel license and manufacturing revenue - ex-U.S.	$6,913	$3,512	$94,733	$20,475
As of September 30, 2020, the aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the ide-cel license and manufacturing services, that is unsatisfied, or partially unsatisfied, is $1.4 million, which the Company expects to recognize as revenue as manufacturing services are provided through the remaining development period. As of September 30, 2020 and December 31, 2019, the Company had $1.1 million and $8.5 million, respectively, of deferred revenue associated with the combined performance obligation consisting of the ide-cel license and manufacturing services.
bb21217 transaction price
The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement (including those performance obligations that were completed as of the May 2020 contract modification date), and the amount of the transaction price unsatisfied as of September 30, 2020 (in thousands):

bb21217 transaction price as of September 30, 2020
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

	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of September 30, 2020
bb21217 research and development services	$5,444	$—
bb21217 license and manufacturing services	27,330	27,330
	$32,774	$27,330
All of the remaining development, regulatory, and commercial milestones under the Amended bb21217 License Agreement are related to U.S. development, regulatory and commercialization activities and are fully constrained and are therefore excluded from the transaction price. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones is outside the control of the Company and contingent upon the future success of its clinical trials, the licensee’s efforts, or the receipt of regulatory approval. Any consideration related to U.S. sales-

based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to BMS and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur.
The Company re-evaluates the transaction price, including its estimated variable consideration included in the transaction price and all constrained amounts, each reporting period and as uncertain events are resolved or other changes in circumstances occur.
bb21217 research and development services
The Company satisfied this performance obligation as the research and development services were performed.  The Company determined that the period of performance of the research and development services was two years through projected substantial completion of the initial phase 1 clinical study, or through September 2019.  The research and development performance obligation was satisfied prior to the May 2020 amendments, and as a result, the accounting for this previously satisfied performance obligation was not affected by the modification. As part of performing its initial obligation to complete a phase 1 trial as originally contemplated, the Company recognized no revenue for the three and nine months ended September 30, 2020 and revenue of $0.7 million and $2.1 million for the three and nine months ended September 30, 2019, respectively.
The agreement to expand the bb21217 phase 1 trial that occurred in 2019 was previously treated as a separate contract for accounting purposes, because the trial expansion was for the addition of a promised good or service that is distinct and the associated consideration reflected the standalone selling price of the additional promised good or service. This contract was not affected by the May 2020 amendments and, accordingly, the accounting for this agreement was not impacted by the May 2020 amendments. The transaction price associated with these additional patients consists of variable consideration and is based upon an agreed-upon amount per patient which will be recognized as revenue as the patients are treated. The Company began fulfilling the performance obligation in the fourth quarter of 2019 and it remained partially unsatisfied as of September 30, 2020. In connection with treating additional patients in the phase 1 trial, the Company recognized revenue of $5.6 million and $12.0 million for the three and nine months ended September 30, 2020, respectively.
bb21217 license and manufacturing services
The Company will satisfy its performance obligation related to the manufacture of vectors and associated payload for incorporation into bb21217 through development as the bb21217 manufacturing services are performed. As of September 30, 2020, the manufacturing services for bb21217 had not yet commenced.  Therefore, no amounts have been recognized for the combined performance obligation in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020, and 2019.
The aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb21217 license and manufacturing services, is $27.3 million.  The Company does not expect that recognition will begin in the next twelve months and has therefore classified deferred revenue associated with the combined performance obligation as deferred revenue, net of current portion on its consolidated balance sheets. The Company had $25.8 million and $9.8 million of remaining deferred revenue as of September 30, 2020 and December 31, 2019, respectively, associated with the combined performance obligation consisting of the bb21217 license and manufacturing services.
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

The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the nine months ended September 30, 2020 (in thousands):

	Balance at December 31, 2019	Additions	Deductions	Balance at September 30, 2020
Receivables	$400	$12,000	$(6,800)	$5,600
Contract liabilities:
Deferred revenue	$18,265	$200,000	$(191,442)	$26,823
The change in the receivables balance for the nine months ended September 30, 2020 is primarily driven by amounts owed to the Company for bb21217 research and development services provided during the first nine months of 2020 (expanded phase 1 clinical trial), offset by amounts collected from BMS in the period.
The increase in deferred revenue during the nine months ended September 30, 2020 is driven by the $200.0 million consideration received in connection with the May 2020 amendments, offset by revenue recognized in the year-to-date period related to the combined unit of accounting for ide-cel license and vector manufacturing services. A total of $191.4 million was released from deferred revenue during the year-to-date period, of which $169.2 million is related to a cumulative catch-up adjustment to revenue recorded in connection with the May 2020 contract modification described further above. As of December 31, 2019, the Company had $8.5 million of deferred revenue associated with the combined performance obligation consisting of the ide-cel license and manufacturing services, of which $8.2 million was released during the nine months ended September 30, 2020.
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
Regeneron will accrue a certain number of option rights exercisable against targets as the parties reach certain milestones under the terms of the agreement.  Upon the acceptance of an IND for the first product candidate directed to a target, Regeneron will have the right to exercise an option for co-development/co-commercialization of product candidates directed to such target on a worldwide or applicable opt-in territory basis, with certain exceptions. Where Regeneron chooses to opt-in, the parties will share equally in the costs of development and commercialization and will share equally in any profits or losses therefrom in applicable opt-in territories.  Outside of the applicable opt-in territories, the target becomes a licensed target and Regeneron would be eligible to receive, with respect to any resulting product, milestone payments of up to $130.0 million per product and royalties on net sales outside of the applicable opt-in territories at a rate ranging from the mid-single digits to low-double digits.  A target would also become a licensed target in the event Regeneron does not have an option to such target, or Regeneron does not exercise its option with respect to such target.
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
Consistent with its collaboration accounting policy, the Company will recognize collaborative arrangement revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period.  That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaborative arrangement revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron.  If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of September 30, 2020 and December 31, 2019, the Company has $32.0 million and $38.2 million, respectively, of the amount attributed to the joint research activities remaining to be recognized which is classified as collaboration research advancement, current portion and collaboration research advancement, net of current portion on the condensed consolidated balance sheets.
The Company recognized $2.4 million and $6.2 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement during the three and nine months ended September 30, 2020, respectively. The Company recognized $2.0 million and $4.5 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement during the three and nine months ended September 30, 2019, respectively.
10. Equity
In May 2020, the Company sold 10.5 million shares of common stock (inclusive of shares sold pursuant to an option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $55.00 per share for aggregate net proceeds of $541.5 million.
11. Stock-based compensation

In January 2020 and 2019, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 2.2 million and 2.2 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. As of September 30, 2020, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 2.5 million.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $38.8 million and $123.6 million for the three and nine months ended September 30, 2020, respectively. The Company recognized stock-based compensation expense totaling $38.5 million and $126.0 million for the three and nine months ended September 30, 2019, respectively. Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Stock options	$22,723	$25,041	$73,236	$73,024
Restricted stock units	11,935	12,700	37,931	51,593
Employee stock purchase plan and other	4,160	805	12,473	1,381
	$38,818	$38,546	$123,640	$125,998
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Research and development	$18,837	$18,600	$58,204	$63,810
Selling, general and administrative	19,981	19,946	65,436	62,188
	$38,818	$38,546	$123,640	$125,998
As of September 30, 2020, the Company had approximately $281.7 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
Stock option activity
The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2019	5,483	$116.30
Granted	1,421	$71.50
Exercised	(55)	$24.44
Canceled, forfeited, or expired	(486)	$129.11
Outstanding at September 30, 2020	6,363	$106.11
Exercisable at September 30, 2020	3,611	$104.72
Vested and expected to vest at September 30, 2020	6,363	$106.11
During the nine months ended September 30, 2020, less than 0.1 million stock options were exercised, resulting in total proceeds to the Company of $1.3 million.
Restricted stock unit activity
The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested balance at December 31, 2019	1,127	$146.10
Granted	936	$71.83
Vested	(380)	$136.07
Forfeited	(164)	$125.57
Unvested balance at September 30, 2020	1,519	$105.05
Employee stock purchase plan
In June 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. During each of the nine months ended September 30, 2020 and 2019, less than 0.1 million shares of common stock were issued under the 2013 ESPP.
12. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax expense recognized during the three and nine months ended September 30, 2020 is due to income taxes on foreign earnings.
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
13. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three and nine months ended September 30,
	2020	2019
Outstanding stock options	6,363	5,469
Restricted stock units	1,519	1,128
ESPP shares and other	285	19
	8,167	6,616

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
We are commercializing beti-cel as ZYNTEGLO in the European Union and expect to treat the first patient in the commercial context in the fourth quarter of 2020. We are engaged with the European Medicines Agency, or EMA, in discussions regarding our proposed development plans for beti-cel as a treatment for patients with TDT who are less than 12 years of age and for patients who have a β0/β0 genotype. We are engaged with the U.S. Food and Drug Administration, or FDA, in discussions regarding our proposed development plans for beti-cel as a treatment for patients with TDT. We currently expect to complete our BLA submission for beti-cel in mid-2021 for the treatment of all patients with TDT across all genotypes, including non-β0/β0 and β0/β0 genotypes.
Based on our discussions with the FDA, we believe that we may be able to seek accelerated approval for LentiGlobin for SCD in the United States on the basis of clinical data from Group C of our ongoing HGB-206 clinical study, and with our ongoing HGB-210 clinical study providing confirmatory data for full approval. In addition, we are also engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin for SCD in Europe. We currently expect to submit the BLA for LentiGlobin for SCD in the second half of 2022.

In October 2020, the EMA accepted our Marketing Authorization Application in the EU for eli-cel for the treatment of patients with CALD. Based on our discussions with the FDA, we believe that we may be able to seek approval for eli-cel for the treatment of patients with CALD on the basis of our clinical data from our ongoing Starbeam study, safety data from our ongoing ALD-104 study, and the completed ALD-103 observational study. We currently expect to submit the BLA for eli-cel for the treatment of patients with CALD in mid-2021.
In collaboration with BMS, we are developing the ide-cel and bb21217 product candidates as treatments for multiple myeloma, a hematologic malignancy that develops in the bone marrow and is fatal if untreated. We are co-developing and co-promoting ide-cel in the United States with BMS and we have exclusively licensed to BMS the development and commercialization rights for ide-cel outside of the United States. In September 2020, the FDA accepted for Priority Review the BLA submitted by BMS for ide-cel as a treatment for relapsed and refractory multiple myeloma. We have exclusively licensed the development and commercialization rights for the bb21217 product candidate to BMS, with an option for us to elect to co-develop and co-promote bb21217 within the United States. In May 2020, we and BMS entered into an amendment and restatement of the ide-cel co-promotion/co-development agreement, an amendment and restatement of the bb21217 license agreement, and a non-exclusive license agreement to certain patent rights controlled by us and related to lentiviral vector technology for BMS to develop and commercialize CD19-directed CAR T cell therapies.
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
As of September 30, 2020, we had cash, cash equivalents and marketable securities of approximately $1.44 billion. We have never been profitable and have incurred net losses in each year since inception. Our net loss was $194.7 million and $418.8 million for the three and nine months ended September 30, 2020, respectively, and our accumulated deficit was $2.70 billion as of September 30, 2020. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:
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
While we are in the process of completing construction and qualification of our internal lentiviral vector manufacturing capacity, currently all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we seek to obtain regulatory approval for our product candidates and begin to commercialize ZYNTEGLO, we expect to incur significant commercialization expenses as we prepare for and begin product sales, marketing, commercial manufacturing, and distribution. Accordingly, until we generate significant revenues from product sales, we will seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.

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
Business update
Beginning in late 2019, the outbreak of a novel strain of coronavirus (COVID-19) has evolved into a global pandemic. As a result, we continue to experience disruptions and increased risk in our operations and those of third parties upon whom we rely, which may materially and adversely affect our business. These include disruptions and risks related to the conduct of our clinical trials, manufacturing, and commercialization efforts, as policies at various clinical sites and federal, state, local and foreign laws, rules and regulations continue to evolve, including quarantines, travel restrictions, and direction of healthcare resources toward pandemic response efforts. The COVID-19 pandemic has impacted the timing of our ongoing clinical studies, with the result of slower patient enrollment and treatment in our clinical studies and delays in post-treatment follow up visits, the impact of which has varied by clinical study and by program. It has also affected our activities with and operations at our third party manufacturers. It is unknown how long these disruptions could continue. In addition, we expect the COVID-19 pandemic to impact our ability to achieve market access and reimbursement for ZYNTEGLO in Europe due to shifting priorities of the local authorities and healthcare system. As a result of the demands upon healthcare regulatory authorities, review, inspection, and other activities related to review of regulatory submissions in drug development may be impacted, and may result in delays for an unknown period of time.
We continue to evaluate the impact of the COVID-19 global pandemic on patients, healthcare providers and our employees, as well as our operations and the operations of our business partners and healthcare communities. In response to the COVID-19 pandemic, we have implemented policies at our locations to mitigate the risk of exposure to COVID-19 by our personnel, including restrictions on the number of staff in any given research and development laboratory or manufacturing facility, a work-from-home policy applicable to the majority of our personnel, and a phased approach to bringing personnel back to our locations over time. Given the importance of supporting our patients, we are diligently working with our suppliers, healthcare providers and partners to provide patients with access to ZYNTEGLO, while taking into account regulatory, institutional, and government guidance, policies and protocols. Further, we are working with our clinical study sites to understand the duration and scope of the impact on enrollment, develop protocols to help mitigate the impact of the COVID-19 pandemic, and other activities for our ongoing clinical studies.
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
In May 2020, the Company and BMS entered into the Amended Ide-cel CCPS and Amended bb21217 License Agreement pursuant to which BMS modified its obligations to pay us for future ex-U.S. milestones and royalties on commercial sales by making a one-time up-front payment of $200.0 million. Additionally, in May 2020, we sold 10.5 million shares of common stock (inclusive of shares sold pursuant to an option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $55.00 per share for aggregate net proceeds of $541.5 million. Based on our current business plan, we expect our cash, cash equivalents and marketable securities of $1.44 billion as of September 30, 2020, together with projected revenue under our collaborative arrangements and projected sales of products, to fund our operations into 2023. Our current business plan assumes continued rigorous prioritization and focus on our expenses, real estate optimization, and exploration of additional sources of funding to further strengthen our financial position.
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
•KarMMa-4 – a multi-cohort, open-label, multicenter phase 1 study intended to determine the optimal target dose and safety of ide-cel in subjects with newly-diagnosed multiple myeloma.

•CRB-402 study – an open label, single-arm, multicenter, phase 1 study to examine the safety and efficacy of the bb21217 product candidate in the treatment of patients with relapsed and refractory multiple myeloma.
•We will continue to incur costs related to the manufacture of clinical study materials in support of our clinical studies.
We expect that the timing of investment in our ongoing clinical studies will reflect COVID-19 related delays in our ongoing clinical studies.
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

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
LentiGlobin (including beti-cel)(1)	$26,934	$26,546	$94,688	$86,682
eli-cel	11,228	10,549	34,260	31,246
ide-cel	25,856	37,963	78,097	82,160
bb21217	7,080	4,392	20,106	14,909
Preclinical programs	13,401	14,000	41,547	35,200
Total direct research and development expense	84,499	93,450	268,698	250,197
Employee-and contractor-related expenses	15,360	15,881	49,170	38,602
Stock-based compensation expense	18,837	18,600	58,204	63,810
Platform-related expenses	3,800	4,385	20,309	15,221
Facility expenses	16,668	17,153	51,221	48,230
Other expenses	1,267	1,943	3,260	4,532
Total other research and development expenses	55,932	57,962	182,164	170,395
Total research and development expense	$140,431	$151,412	$450,862	$420,592
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
As of September 30, 2020, there are $120.0 million in future contingent cash payments, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $2.4 million as of September 30, 2020, which are classified within accrued expenses and other current liabilities and other non-current liabilities on our condensed consolidated balance sheets.
Interest income, net
For the three and nine months ended September 30, 2020 and 2019, interest income, net consists primarily of interest income earned on investments.
Other expense, net
Other expense, net consists primarily of gains and losses on equity securities held by us, gains and losses on disposal of assets, and gains and losses on foreign currency.
Critical accounting policies and estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 18, 2020, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the Notes to Condensed Consolidated Financial Statements.

Results of Operations
Comparison of the three months ended September 30, 2020 and 2019:

	For the three months ended September 30,
	2020	2019	Change
	(in thousands)
Revenue:
Service revenue	$13,352	$4,598	$8,754
Collaborative arrangement revenue	2,422	1,977	445
Royalty and other revenue	3,499	2,335	1,164
Total revenues	19,273	8,910	10,363
Operating expenses:
Research and development	140,431	151,412	(10,981)
Selling, general and administrative	68,046	66,250	1,796
Cost of royalty and other revenue	1,318	862	456
Change in fair value of contingent consideration	(828)	802	(1,630)
Total operating expenses	208,967	219,326	(10,359)
Loss from operations	(189,694)	(210,416)	20,722
Interest income, net	1,964	8,417	(6,453)
Other expense, net	(6,686)	(4,298)	(2,388)
Loss before income taxes	(194,416)	(206,297)	11,881
Income tax (expense) benefit	(329)	264	(593)
Net loss	$(194,745)	$(206,033)	$11,288

Revenues. Total revenue was $19.3 million for the three months ended September 30, 2020, compared to $8.9 million for the three months ended September 30, 2019. The increase of $10.4 million was primarily attributable to an increase in ide-cel license and manufacturing services revenue and revenue recognized in connection with treating additional patients in the bb21217 phase 1 trial under our agreement with BMS, as well as an increase in royalty and other revenue.
Research and development expenses. Research and development expenses were $140.4 million for the three months ended September 30, 2020, compared to $151.4 million for the three months ended September 30, 2019. The overall decrease of $11.0 million was primarily attributable to $16.3 million of decreased material production and other platform costs.
The decreased material production and other platform costs were partially offset by $3.2 million of increased employee compensation, benefit, and other headcount related expenses, $2.0 million of increased collaboration research funding costs, and $1.5 million of increased consulting fees. The increase in employee compensation includes $0.2 million of increased stock-based compensation expense.
Selling, general and administrative expenses. Selling, general and administrative expenses were $68.0 million for the three months ended September 30, 2020, compared to $66.3 million for the three months ended September 30, 2019. The overall increase of $1.8 million was primarily attributable to $1.6 million of increased consulting fees.
Change in fair value of contingent consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Interest income, net. The decrease in interest income, net was primarily related to decreased interest income earned on investments due to an overall decrease in interest rates.
Other expense, net. The increase in other expense, net was primarily related to changes in fair value of equity securities.

Comparison of the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30,
	2020	2019	Change
	(in thousands)
Revenue:
Service revenue	$108,542	$24,902	$83,640
Collaborative arrangement revenue	114,398	4,408	109,990
Royalty and other revenue	17,086	5,367	11,719
Total revenues	240,026	34,677	205,349
Operating expenses:
Research and development	450,862	420,592	30,270
Selling, general and administrative	209,922	195,160	14,762
Cost of royalty and other revenue	3,897	1,905	1,992
Change in fair value of contingent consideration	(5,591)	1,312	(6,903)
Total operating expenses	659,090	618,969	40,121
Loss from operations	(419,064)	(584,292)	165,228
Interest income, net	10,258	27,906	(17,648)
Other expense, net	(9,582)	(10,623)	1,041
Loss before income taxes	(418,388)	(567,009)	148,621
Income tax (expense) benefit	(433)	748	(1,181)
Net loss	$(418,821)	$(566,261)	$147,440

Revenues. Total revenue was $240.0 million for the nine months ended September 30, 2020, compared to $34.7 million for the nine months ended September 30, 2019. The increase of $205.3 million was primarily attributable to a cumulative catch-up adjustment to revenue recorded in connection with the May 2020 BMS contract modification, as well as an increase in royalty and other revenue primarily attributable to revenue recognized under an out-license agreement with Juno Therapeutics, Inc.
Research and development expenses. Research and development expenses were $450.9 million for the nine months ended September 30, 2020, compared to $420.6 million for the nine months ended September 30, 2019. The overall increase of $30.3 million was primarily attributable to the following:
•$16.3 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount to support overall growth and includes a $5.6 million decrease in stock-based compensation expense due to the recognition of expense on performance-based restricted stock units that vested in June 2019;
•$6.7 million of increased license and milestone fees;
•$5.2 million of increased consulting fees;
•$4.4 million of increased clinical trial costs; and
•$4.1 million of increased collaboration research funding costs.
The increased costs were partially offset by $7.1 million of decreased material production and other platform costs.
Selling, general and administrative expenses. Selling, general and administrative expenses were $209.9 million for the nine months ended September 30, 2020, compared to $195.2 million for the nine months ended September 30, 2019. The increase of $14.8 million was primarily attributable to the following:
•$13.8 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount to support overall growth, including an increase of $3.2 million in stock-based compensation expense; and
•$7.3 million of increased information technology and facility-related costs.

The increased costs were partially offset by $3.5 million of decreased costs related to commercial readiness activities and $2.6 million of decreased consulting fees.
Change in fair value of contingent consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Interest income, net. The decrease in interest income, net was primarily related to decreased interest income earned on investments due to an overall decrease in interest rates.
Other expense, net. The decrease in other expense, net was primarily related to changes in fair value of equity securities.
Liquidity and Capital Resources
As of September 30, 2020, we had cash, cash equivalents and marketable securities of approximately $1.44 billion. Based on our current business plan, we expect our cash, cash equivalents, and marketable securities, together with projected revenue under our collaborative arrangements and projected sales of products, to fund our operations into 2023. Our current business plan assumes continued rigorous prioritization and focus on our expenses, real estate optimization, and exploration of additional sources of funding to further strengthen our financial position. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2020, our funds are primarily held in U.S. Treasury securities, U.S. government agency securities, equity securities, corporate bonds, commercial paper and money market accounts.
We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of September 30, 2020 we had an accumulated deficit of $2.70 billion. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources. The likelihood of our long-term success must be considered in light of the expenses, difficulties, and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate. We may never achieve significant revenue or profitable operations.
Sources of Liquidity
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods below:

	For the nine months ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(315,158)	$(405,408)
Net cash (used in) provided by investing activities	(233,161)	324,554
Net cash provided by financing activities	545,283	19,182
Net decrease in cash, cash equivalents and restricted cash	$(3,036)	$(61,672)
Cash Flows from Operating Activities. The $90.3 million decrease in cash used in operating activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to the decrease in net loss during this period of $147.4 million, which was driven by a cumulative catch-up adjustment to revenue recorded in connection with the May 2020 BMS contract modification. Cash used in operating activities was also driven by changes in operating assets and liabilities.
Cash Flows from Investing Activities. The $557.7 million change in cash (used in) provided by investing activities for the nine months ended September 30, 2020 was primarily due to an increase in cash used to purchase marketable securities of $317.5 million and a decrease in proceeds from maturities of marketable securities of $311.9 million, partially offset by an decrease in cash used to purchase property, plant and equipment of $37.5 million, primarily related to the facility in Durham, North Carolina, and an increase in cash provided from the sales of marketable securities of $29.9 million, compared to the nine months ended September 30, 2019.

Cash Flows from Financing Activities. The $526.1 million increase in cash provided by financing activities was driven by an increase in proceeds from public offering of common stock, net of issuance costs, in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.
Contractual Obligations and Commitments
Except as discussed in Note 7, Leases, and Note 8, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements, there have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 18, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of September 30, 2020 and December 31, 2019, we had cash, cash equivalents and marketable securities of $1.44 billion and $1.24 billion, respectively, primarily invested in U.S. government agency securities and Treasuries, equity securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2020, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $6.8 million.
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
As of September 30, 2020, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2020 there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2020, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
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
In December 2019, a novel strain of coronavirus (COVID-19) was reported and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and the imposition of additional requirements on businesses, have adversely affected workforces, organizations, healthcare communities, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of businesses across industries, including ours. As a result of the COVID-19 pandemic, we are experiencing disruptions in our operations and business, and those of third parties upon whom we rely. For instance, we are experiencing disruptions in the conduct of our clinical trials, manufacturing and commercialization efforts. We cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic and related effects may have on our business, financial condition, results of operations and cash flows. We expect to continue experiencing these disruptions in our operations and those of our third parties for an unknown period of time, as the trajectory of the COVID-19 pandemic remains uncertain and continues to evolve in the United States and globally. These impacts, which may materially and adversely affect our business, include the following:
•We are conducting a number of clinical studies across our programs in geographies which are affected by the COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our clinical studies. Policies at various clinical sites and federal, state, local and foreign laws, rules and regulations are continuing to evolve, including through the implementation of quarantines and travel restrictions, and direction of healthcare resources toward pandemic response efforts. For instance, the availability of intensive care unit beds and related healthcare resources available to support activities unrelated to COVID-19 response have fluctuated with the incidence of severe cases of COVID-19 in the surrounding communities, and we anticipate that the availability of healthcare resources will continue to fluctuate and may become significantly constrained, with variability across geographies. The COVID-19 pandemic has disrupted the conduct of our ongoing clinical studies, with the result of slower patient enrollment and treatment and delays in post-treatment patient follow-up visits, the impact of which has varied by clinical study, with the most significant impacts being on our ongoing HGB-210 study. It is unknown how long these disruptions could continue. Moreover, we are commercializing ZYNTEGLO in Europe, and our ability to generate meaningful product revenue may be delayed. In addition to the constraints on healthcare systems and resources described above, which are also applicable in the commercial treatment context, we may experience decreased patient demand for our approved product during this period of disruption and increased uncertainty because potential patients may choose not to undergo treatment, or to delay treatment, with ZYNTEGLO.

•We currently rely on third parties to manufacture, perform quality testing, and ship our lentiviral vectors and drug products for our clinical studies and support commercialization efforts. The third parties in our supply chain are subject to restrictions in operations arising from the COVID-19 pandemic, and in addition, a number of these third parties have experienced operational disruptions, which have affected activities necessary for our research, development, and commercialization efforts. These restrictions and disruptions in operations have also given rise to staffing shortages from time to time, which may result in production slowdowns and/or disruptions in delivery systems, potentially interrupting our supply chain and limiting our ability to manufacture our lentiviral vectors and drug products for our clinical studies and for commercial use. At this time, it is unknown how long these disruptions may continue, or the full extent of their impacts.
•Health regulatory agencies globally may experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or lack resources to continue to monitor our clinical studies or to engage in other activities related to review of regulatory submissions in drug development. As a result, review, inspection, and other timelines may be materially delayed for an unknown period of time. Any de-prioritization of our clinical studies or delay in regulatory review resulting from such disruptions could materially affect the development of our product candidates. In addition, we have been engaging in reimbursement discussions with governmental health programs as part of our commercial preparation activities. It is not clear to what extent shifting priorities of the local health authorities and healthcare systems due to the COVID-19 pandemic will impact our ability to achieve market access and reimbursement for ZYNTEGLO across Europe.
•We have implemented policies at our locations to mitigate the risk of exposure to COVID-19 by our personnel, including restrictions on the number of staff in any given research and development laboratory or manufacturing facility, a work-from-home policy applicable to the majority of our personnel, and a phased approach to bringing personnel back to our locations over time. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical study sites and other important agencies and contractors. Furthermore, since the onset of the COVID-19 pandemic, our employees and contractors conducting research and development activities have been limited in the activities that they may conduct, and will continue to be subject to policies restricting access to our laboratories for an extended period of time. As a result, this could delay timely completion of preclinical activities, including completing Investigational New Drug-enabling studies or our ability to select future development candidates, and initiation of additional clinical trials for our development programs.
•The trading prices for our shares of common stock and other biopharmaceutical companies have been highly volatile as a result of the economic volatility and downturn caused by the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of shares of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 pandemic will materially and adversely affect our business, the value of our common stock, and our ability to operate under our operating plan and execute our strategy. Our business and operating plan has already been impacted by the COVID-19 pandemic, the associated governmental restrictions, and the resulting economic conditions, leading us to reduce and defer costs, adjust our priorities, timelines and expectations, and implement a revised operating plan in the first half of 2020 with the intention that it would enable us to advance our corporate strategy and pipeline during this period of uncertainty.
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

•uncertainty as to when we will be able to resume normal clinical study enrollment and patient treatment activities, particularly at clinical study sites located in highly impacted geographies and as a result of disruptions at our clinical study sites;
•the ability to obtain or deliver sufficient and timely supplies, given the disruptions to the production capabilities of manufacturers and suppliers, particularly with respect to the priority given to the development and manufacture of COVID-19 vaccines;
•our access to the debt and equity markets on satisfactory terms, or at all;
•disruptions in regulatory oversight and actions, as a result of significant and unexpected resources expended to address the COVID-19 by regulators and industry professionals; and
•any closures of our and our partners’ offices, operations and facilities.
Based on our current business plan, we expect our cash, cash equivalents and marketable securities, together with projected revenue under our collaborative arrangements and projected sales of products, to fund our operations into 2023. Our current business plan assumes continued rigorous prioritization and focus on our expenses, real estate optimization, and exploration of additional sources of funding to further strengthen our financial position. However, the internal and external costs of executing on our operating plan may be higher than expected, including as a result of challenges encountered in the course of planned activities. Additionally, projected revenue generated under our collaborative arrangements and projected sales of products may be less than expected. The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments which are difficult to predict, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and other actions taken to contain or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our commercialization efforts, our clinical studies, our research programs, healthcare systems or the global economy, and if the ultimate impact of the COVID-19 pandemic and the resulting uncertain economic and healthcare environment is more severe than we anticipated, we may not be able to execute on our current operating plan or on our strategy. If the duration of the COVID-19 pandemic and the associated period of business and social restrictions and economic uncertainty is longer than we anticipated, our cash, cash equivalents, and marketable securities may not be sufficient to fund the activities under our operating plan for the time period that we anticipated, and we may be required to revise our operating plan further. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and in the “Risk Factors” section of our Annual Report on Form 10-K.
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
We focus our research and product development on treatments for severe genetic diseases and cancer. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product or any future products, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. For instance, because newborn screening for CALD is limited, and it can be difficult to diagnose CALD in the absence of a genetic screen, we may have difficulty reaching patients who would benefit from treatment from eli-cel. Additionally, the potentially addressable patient population for our product and any future products may be limited or may not be amenable to treatment with our products. For instance, we received conditional marketing approval in Europe of ZYNTEGLO for the treatment of adult and adolescent patients with TDT who do not have a β0/β0 genotype. We do not have any assurance whether or when ZYNTEGLO may be commercially available to pediatric patients less than 12 years of age, or to patients with all genotypes of TDT or types of β-thalassemia, or in markets outside of Europe.
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
In order to commercialize ZYNTEGLO and any future products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties to manufacture the vector and the drug product in the commercial setting and for any clinical trials that we initiate. Currently, SAFC is the sole manufacturer of the lentiviral vector and Minaris Regenerative Medicine is the sole manufacturer of the drug product to support commercialization of ZYNTEGLO in Europe. Although we intend to eventually rely on a mix of internal and third-party manufacturers to support our commercialization efforts, we are still in the process of completing construction and qualification of our internal capacity and we have not secured commercial-scale manufacturing capacity in all of the regions where we intend to commercialize ZYNTEGLO or our late-stage product candidates, if they receive marketing approval. By building our own internal manufacturing facility, we have incurred substantial expenditures and expect to incur significant additional expenditures in the future. In addition, there are many risks inherent in the construction of a new facility that could result in delays and additional costs, including the need to obtain access to necessary equipment and third-party technology, if any. Also, we have had to, and will continue to, hire and train qualified employees to staff our manufacturing facility. We may not be able to timely or successfully build out our internal capacity or negotiate binding agreements with third-party manufacturers at commercially reasonable terms. If we fail to secure adequate capacity to manufacture our drug products or lentiviral vectors used in the manufacture of our drug products, we may be unable to execute on our development plans on the timing that we expect.
The manufacture of our lentiviral vector and drug product is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, managing the transition from clinical manufacturing to manufacturing in the commercial setting, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot make any assurances that these problems will not occur in the future, or that we will be able to resolve or address problems that occur in a timely manner or with available funds. Because of the complexity of manufacturing our product and product candidates, transitioning production of either lentiviral vector or drug products to backup or second source manufacturing, or to internal manufacturing capacity, requires a lengthy technology transfer process and may require additional significant financial expenditures. Furthermore, our cost of goods development is at an early stage. The actual cost to manufacture our lentiviral vector and drug product could be greater than we expect and could materially and adversely affect the commercial viability of our product and any future products. If we or such third-party manufacturers are unable to produce the necessary quantities of lentiviral vector and our drug product, or in compliance with GMP or other pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and commercialization of our product and any future products may be materially harmed. Furthermore, if we or our third-party manufacturers are unable to produce our lentiviral vectors or our drug products in quantities, in accordance with regulatory requirements, including quality requirements, or within the time frames that we need to support our development and commercialization activities, it may result in delays in our plans or increased capital expenditures.
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
Our commercial strategy is to engage apheresis and transplant centers in our key launch regions as qualified treatment centers for the collection of patient HSCs and infusion of the drug product once manufactured. To ensure that the qualified treatment centers are prepared to collect patient HSCs and to ship them to our transduction facilities in accordance with our specifications and regulatory requirements, we train and conduct quality assessments of each center as part of engagement. These qualified treatment centers are the first and last points on our complex supply chain to reach patients in the commercial setting. We may not be able to engage qualified treatment centers in all of the regions in our commercial launch strategy, or we may encounter other challenges or delays in engaging qualified treatment centers. We may fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the drug product back to the patient. Logistical and shipment delays and problems caused by us, our third-party vendors, and other factors not in our control, such as weather, could prevent or delay the delivery of product to patients. If our qualified treatment centers fail to perform satisfactorily, we may suffer reputational, operational, and business harm. We are required to maintain a complex chain of identity and chain of custody with respect to patient material as it moves through the manufacturing process, from the qualified treatment center to the transduction facility, and back to the patient. Failure to maintain chain of identity and chain of custody could result in adverse patient outcomes, loss of product or regulatory action.
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
Although we are continuing to build out our field team as part of our commercial launch in Europe, we have no prior sales or distribution experience and limited capabilities for marketing and market access. To successfully commercialize ZYNTEGLO and any other products that may result from our development programs, we will need to further develop these capabilities and expand our infrastructure to support commercial operations in the United States, Europe and other regions, either on our own or with others. Commercializing an autologous gene therapy such as ZYNTEGLO is resource-intensive and has required, and will continue to require, substantial investment in commercial capabilities. We are competing with companies that currently have extensive and well-funded marketing and sales operations. Without significant commercial experience as a company or the support of a third party to perform these functions, including marketing and sales functions, we may be unable to compete successfully against these more established companies. Furthermore, a significant proportion of the patient populations for ZYNTEGLO and our potential products lies outside of the United States and Europe. We may not be able to establish our global capabilities and infrastructure in a timely manner or at all. The cost of establishing such capabilities and infrastructure may not be justifiable in light of the potential revenues generated by any particular product and/or in any specific geographic region. We currently expect to rely heavily on third parties to launch and market ZYNTEGLO and our potential products in certain geographies, if approved. We may enter into collaborations with third parties to utilize their mature marketing and distribution capabilities, but we may be unable to enter into agreements on favorable terms, if at all. If our future collaborative partners do not commit sufficient resources to commercialize ZYNTEGLO or our future products, if any, and we are unable to develop the necessary commercial and manufacturing capabilities on our own, we may be unable to generate sufficient product revenue to sustain our business.
* The insurance coverage and reimbursement status of newly-approved products is uncertain. Due to the novel nature of our technology and the potential for our product to offer lifetime therapeutic benefit in a single administration, we face additional uncertainty related to pricing and reimbursement for our product. Failure to obtain or maintain adequate coverage and reimbursement for any new or current product could limit our ability to market those products and decrease our ability to generate revenue.
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
Outside the United States, certain countries, including a number of member states of the European Union, set prices and reimbursement for pharmaceutical products, or medicinal products, as they are commonly referred to in the European Union, with limited participation from the marketing authorization holders. We cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaborators, the revenues from sales by us or our collaborators, and the potential profitability of our product and any future products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the European Union. Additionally, some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then may experience delays in the reimbursement approval of our product or be subject to price regulations that would delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate or recognize from the sale of the product in that particular country.
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
In addition, the administration of autologous drug products requires procedures for the collection of HSCs or T cells from the patient, followed by chemotherapy and myeloablative treatments, before infusion of the engineered cell therapy product. The manner and level at which reimbursement is provided for these services is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our product.
We have proposed novel payment models, including outcomes-based arrangements with payments over time, to assist with realizing the value and sharing the risk of a potential one-time treatment, such as ZYNTEGLO. While we are engaged in discussions with payers, there is no assurance that there will be widespread adoption of these payment models by payers. These payment models may not be sufficient for payers to grant coverage, and if we are unable to obtain adequate coverage for our product or any future products, the adoption of our product or any future products may be limited, or our ability to recognize revenue from product sales may be delayed. In addition, to the extent reimbursement for our product is subject to outcomes-based arrangements, the total payments received from product sales may vary, our cash collection of future payments and revenue assumptions from product sales will be at risk, and the timing of revenue recognition may not correspond to the timing of cash collection. We plan on commercializing our product candidates in the United States once approved, and will be subject to price reporting obligations set forth by CMS. To the extent reimbursement for our product or any future products by U.S. governmental payers is subject to outcomes-based arrangements, the increased complexity increases the risk that CMS may disagree with the assumptions and judgments that we use in our price reporting calculations, which may result in significant fines and liability.
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
Results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There is limited data concerning long-term safety and efficacy following treatment with our gene therapy and T cell-based product candidates. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or marketing approval of our product candidates. For instance, while patients with SCD who have been treated with LentiGlobin may experience a reduction of vaso-occlusive events following successful engraftment, there can be no assurance that they will not experience vaso-occlusive events in the future. Similarly, patients with relapsed and refractory multiple myeloma who have been treated with ide-cel or the bb21217 product candidate may experience disease progression. We have experienced unexpected results in the past, and we may experience unexpected results in the future. For instance, initial results from our clinical studies of ZYNTEGLO suggested that patients with TDT who do not have a β0/β0 genotype experienced better outcomes to treatment than patients with TDT who have a β0/β0 genotype. Consequently, we received conditional approval in the European Union initially for the treatment of patients with TDT who do not have a β0/β0 genotype. In order to support an application for marketing approval of ZYNTEGLO in patients with TDT who have a β0/β0 genotype, we are conducting the HGB-212 study, but we do not know if or when ZYNTEGLO may be commercially available to all genotypes of TDT or types of β-thalassemia in Europe.
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
In September 2020, we submitted a MAA to the EMA to seek approval in Europe for eli-cel for the treatment of patients with CALD. Based on our discussions with the FDA, we believe that we may be able to seek approval for eli-cel for the treatment of patients with CALD in the United States on the basis of safety and efficacy data from our ongoing Starbeam study, safety data from our ongoing ALD-104 study, and the completed ALD-103 observational study. Whether eli-cel is eligible for approval will ultimately be determined at the discretion of the FDA and EMA, and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support approval. Depending on the outcome of our ongoing studies, the FDA in the United States and EMA and European Commission in the European Union may require that we conduct additional or larger clinical trials before eli-cel is eligible for approval.
Based on our discussions with the FDA, we believe that we may be able to seek accelerated approval for our LentiGlobin for SCD product candidate in the United States on the basis of clinical data from Group C of our ongoing HGB-206 clinical study, with a potential first submission in the second half of 2022, and with our ongoing HGB-210 clinical study providing confirmatory data for full approval. We cannot be certain that data from our HGB-206 and HGB-210 clinical studies will be sufficiently robust from a safety and/or efficacy perspective to support full approval. We are also engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin for SCD in Europe. Our development plan in the United States is contingent upon LentiGlobin for SCD demonstrating complete resolution of severe vaso-occlusive events, with globin response as a key secondary endpoint, and an acceptable safety profile in the study participants. Depending on the outcome of our ongoing and planned studies, the FDA may require that we conduct additional or larger clinical trials before our LentiGlobin product candidate is eligible for approval for the treatment of patients with SCD. In our discussions with FDA regarding the transition of manufacturing to the commercial setting from the clinical context, we are finalizing our plans for validating our commercial manufacturing processes and for providing the FDA with the comparability data that it requires. The FDA may not agree with these plans, or may require additional validation or comparability data as a condition for completing the submission and filing. Any of these may result in delays in our ability to submit a BLA for regulatory approval of LentiGlobin for SCD. In addition, we are engaged with the EMA in discussions regarding our proposed development plans for

LentiGlobin in SCD in Europe, and we cannot be certain that our HGB-206 study and HGB-210 study will be sufficient to form the basis for an initial MAA submission in Europe for the treatment of patients with SCD.
In September 2020, the FDA accepted for Priority Review the BLA submitted by BMS for ide-cel as a treatment for relapsed and refractory multiple myeloma. There is no guarantee that the FDA will conclude that the information in the BLA will be sufficient to support approval and we may fail to obtain regulatory approval in the United States for ide-cel. Additionally, certain factors beyond our and BMS’ control may impact the timeliness of the regulatory reviews of our submissions or any applications for approval.
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
Ide-cel and the bb21217 product candidate are chimeric antigen receptor, or CAR, T cell-based immunotherapies. In previous and ongoing clinical studies involving CAR T cell products, including those involving ide-cel and the bb21217 product candidate, patients experienced side effects such as neurotoxicity and cytokine release syndrome. There have been life-threatening events related to severe neurotoxicity and cytokine release syndrome, requiring intense medical intervention such as intubation or pressor support, and in several cases, resulted in death. Severe neurotoxicity is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures, or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. In some cases, severe neurotoxicity was thought to be associated with the use of certain lymphodepletion regimens used prior to the administration of the CAR T cell products. Cytokine release syndrome is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills, low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant vasopressor support. The exact cause or causes of cytokine release syndrome and severe neurotoxicity in connection with treatment of CAR T cell products is not fully understood at this time. In addition, patients have experienced other adverse events in these studies, such as a reduction in the number of blood cells (in the form of neutropenia, thrombocytopenia, anemia or other cytopenias), febrile neutropenia, chemical laboratory abnormalities (including elevated liver enzymes), and renal failure.
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
•BMS may develop and commercialize, either alone or with others, products that are similar to or competitive with ide-cel, bb21217 and other product candidates that are the subject of its collaboration with us. For example, BMS is currently commercializing a number of its existing products, including lenalidomide and pomalidomide, for certain patients with relapsed and refractory multiple myeloma and is also developing orvacabtagene autoleucel, another CAR-T product candidate targeting BCMA that it obtained through its acquisition of Juno Therapeutics, Inc. in March 2018.
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
We have incurred net losses in each year since our inception in 1992, including net losses of $418.8 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $2.70 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We do not expect to generate any product revenues until we recognize revenue from the sale of

ZYNTEGLO in the European Union for the treatment of adult and adolescent patients with TDT who do not have a β0/β0 genotype. Following marketing approval, our future revenues will depend upon the size of any markets in which our product and any future products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our product and any future products in those markets.
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
*We have never generated any revenue from product sales and may never be profitable.
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

Therefore, while we expect to begin treating patients in the commercial context in the fourth quarter of 2020, our ability and the extent to which we are able to recognize revenue will depend upon our ability to secure pricing and reimbursement approval in the jurisdictions where we treat patients, and any delay in our ability to secure pricing and reimbursement approval may impact our ability to recognize revenue from product sales. We expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we commercialize ZYNTEGLO in the European Union, which costs may increase with any increased competition. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate product revenues, we may not become profitable and may need to obtain additional funding to continue operations.
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
As of September 30, 2020, our cash, cash equivalents and marketable securities were $1.44 billion. In response to the ongoing COVID-19 pandemic and the associated economic conditions, we revised our operating plan to execute on our strategy during this period of uncertainty. Based on our current business plan, we expect our cash, cash equivalents and marketable securities, together with projected revenue under our collaborative arrangements and projected sales of products, to fund our operations into 2023. Our current business plan assumes continued rigorous prioritization and focus on our expenses, real estate optimization, and exploration of additional sources of funding to further strengthen our financial position. However, our operating plan may change further as a result of the COVID-19 pandemic and the surrounding economic conditions, as well as many other factors currently unknown to us. In addition, we may seek additional funds through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, during this period. In any event, we will require additional capital to obtain marketing approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.
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
We received conditional marketing authorization for our first product in 2019 and are launching ZYNTEGLO to treat the first patient in the commercial setting in the second half of 2020, which we hope will be the first of a sequence of marketing approvals and commercial launches for multiple products across multiple geographies. As we advance multiple product candidates through late-stage clinical research and plan submissions for marketing authorizations, we are expanding our operations in the United States and Europe. As of September 30, 2020, we had 1,171 full-time employees. As we pursue our development and commercialization strategy, we expect to expand our full-time employee base and to hire more consultants and contractors in the United States and Europe. This expected growth may place a strain on our administrative and operational infrastructure. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.
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
Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that certain of our officers (including Jason Cole (Chief Operating and Legal Officer) and David Davidson (Chief Medical Officer)) have entered into trading plans covering periods after the date of this Quarterly Report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.2	June 24, 2013
3.3	Amendment No. 1 to Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	February 11, 2016
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013
10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013
10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013
10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013
10.5†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals, Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013
10.6†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017
10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013
10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013
10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013
10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015
10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013
10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.10	May 14, 2013
10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1	333-188605	10.11	May 14, 2013
10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 7, 2015
10.15	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016
10.16	Amendment No. 2 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.17	November 1, 2017
10.17†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q/A	001-35966	10.16	November 2, 2016

10.18††	Second Amended and Restated License Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated May 8, 2020	10-Q	001-35966	10.18	August 5, 2020
10.19†	Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated March 26, 2018	10-Q	001-35966	10.20	May 2, 2018
10.20††	First Amendment to Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated May 8, 2020	10-Q	001-35966	10.20	August 5, 2020
10.21†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q/A	001-35966	10.17	November 2, 2016
10.22†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017
10.23†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q/A	001-35966	10.18	November 2, 2016
10.24†	License Agreement, dated December 23, 2015, by and between the Registrant and SIRION Biotech GmbH	10-K	001-35966	10.23	February 21, 2019
10.25††	Toll Manufacturing and Service Agreement, dated November 18, 2016 by and between the Registrant and Minaris Regenerative Medicine GmbH (formerly APCETH Biopharma GmbH), as amended	10-Q	001-35966	10.24	August 1, 2019
10.26††	Amendment Agreement No. 3 to the Toll Manufacturing and Service Agreement by and between bluebird bio (Switzerland) GmbH and Minaris Regenerative Medicine GmbH (formerly Apceth Biopharma GmbH)	8-K	001-35966	10.1	March 12, 2020
10.27††	Clinical and Commercial Supply Agreement – Viral Vector Product, dated November 27, 2017, by and between the Registrant and SAFC Carlsbad, Inc., as amended	10-Q	001-35966	10.25	August 1, 2019
10.28††	Amendment No. 2 to Clinical and Commercial Supply Agreement Viral Vector Product by and between bluebird bio (Switzerland) GmbH and SAFC Carlsbad, Inc.	8-K	001-35966	10.1	January 21, 2020
10.29#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013
10.30#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013
10.31#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013
10.32#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014
10.33#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016
10.34#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017
10.35#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 7, 2015
10.36#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017
10.37#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013
10.38#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018
10.39#	Offer Letter, dated November 16, 2017, by and between the Registrant and Kory Wentworth	10-K	001-35966	10.39	February 21, 2018
10.40#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013

10.41#	Employment Agreement, dated December 18, 2018, by and between the Registrant and William (“Chip”) Baird	8-K	001-35966	10.1	February 11, 2019
10.42†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015
10.43	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	August 3, 2016
10.44	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017
10.45††	Sublease, dated April 16, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.42	August 1, 2019
10.46	Amendment to Sublease, dated April 19, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.43	August 1, 2019
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

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

bluebird bio, Inc.
Date: November 4, 2020	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: November 4, 2020	By:	/s/ Chip Baird
Chip Baird Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)