Form 10-K
period 2020-12-31
bluebird bio, Inc.
filed 2021-02-23
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________________________________________
FORM 10-K
___________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attested to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was $4,040,592,242.
As of February 18, 2021, there were 67,141,044 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•our ability to obtain adequate pricing and reimbursement of our approved product, and any future approved products;
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
•the impact of the COVID-19 pandemic;
•the timing and results of our investigation into the cause of recent safety events in our HGB-206 clinical study, and whether there is a relationship with the use of our lentiviral vector in the manufacture of LentiGlobin for SCD;
•the timing, effects, costs, and benefits, including the tax treatment of the planned separation of our portfolio of products and programs into two independent, publicly-traded companies; and
•other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.
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

Summary of the Material and Other Risks Associated with Our Business
Below is a summary of the material risks to our business, operations and the investment in our common stock. This summary does not address all of the risks that we face. Risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K in its entirety before making investment decisions regarding our common stock.

•The EMA has paused the renewal procedure for ZYNTEGLO's conditional marketing authorization while the EMA's pharmacovigilance risk assessment committee reviews the risk-benefit assessment for ZYNTEGLO and determines whether any additional pharmacovigilance measures are necessary, and we have no assurance as to what the EMA may require, or the timing, if ever, of when ZYNTEGLO may return to the market in Europe.
•The FDA has placed our HGB-206 and HGB-210 clinical studies of LentiGlobin for SCD on clinical hold, and we have no assurance as to what the FDA may require, or the timing, if ever, of when the clinical hold may be lifted.
•We have limited experience as a commercial company and the marketing and sale of ZYNTEGLO or future products may be unsuccessful or less successful than anticipated.
•The commercial success of ZYNTEGLO, and of any future products, will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community. If we fail to obtain sufficient pricing or reimbursement approval for ZYNTEGLO or any future products, our revenues may be adversely affected and our business may suffer.
•If the market opportunities for our product or any future products are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.
•We rely on a complex supply chain for ZYNTEGLO and our product candidates. The manufacture and delivery of our lentiviral vector and drug products present significant challenges for us, and we may not be able to produce our vector and drug products at the quality, quantities, locations or timing needed to support commercialization and clinical programs. In addition, we may encounter challenges with engaging or coordinating with qualified treatment centers needed to support commercialization.
•We cannot predict when or if we will obtain marketing approval to commercialize our product candidates, and the marketing approval of our product and any future products may ultimately be for more narrow indications than we expect.
•We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product and any future products. If our competitors obtain orphan drug exclusivity for products that regulatory authorities determine constitute the same drug and treat the same indications as our product or any future products, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
•We may not be successful in our efforts to identify or discover additional product candidates.
•We are dependent on BMS for the successful development and commercialization of ide-cel and bb21217. If BMS does not devote sufficient resources to the development of ide-cel and bb21217, is unsuccessful in its efforts, or chooses to terminate its agreements with us, our business will be materially harmed.
•We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
•From time to time, we will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
•Our business may be materially and adversely affected by the ongoing COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our business and that of third parties on which we rely. The extent to which the COVID-19 pandemic impacts our business will depend in part on future developments, which are uncertain and unpredictable in nature.

PART I
Item 1. Business
Overview
We are a biotechnology company committed to researching, developing, and commercializing potentially transformative gene therapies for severe genetic diseases and cancer. We have built an integrated product platform with broad therapeutic potential in a variety of indications based on our lentiviral gene addition platform, gene editing and cancer immunotherapy capabilities. We believe that gene therapy for severe genetic diseases has the potential to change the way patients living with these diseases are treated by addressing the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our programs in severe genetic disease include betibeglogene autotemcel (beti-cel; formerly LentiGlobin gene therapy for β-thalassemia); LentiGlobin gene therapy for sickle cell disease, or SCD; and elivaldogene autotemcel (eli-cel; formerly Lenti-D gene therapy for cerebral adrenoleukodystrophy, or CALD). Our programs in oncology are focused on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. Idecabtagene vicleucel, or ide-cel, and bb21217 are CAR-T cell product candidates for the treatment of multiple myeloma and partnered under our collaboration arrangement with Bristol-Myers Squibb, or BMS.
In January 2021, we announced our intent to separate our severe genetic disease and oncology programs into two separate, independent publicly traded companies, bluebird bio, Inc. and a new company, which we refer to as Oncology NewCo in this annual report on Form 10-K. bluebird bio, Inc. intends to retain focus on our severe genetic disease programs and Oncology NewCo is expected to focus on our oncology programs. The transaction is expected to be completed in late 2021 and is anticipated to be tax-free, subject to receipt of a favorable Internal Revenue Service, or IRS, ruling.
In June 2019, we received conditional marketing approval from the European Commission for beti-cel as a treatment for patients 12 years and older with transfusion-dependent β-thalassemia, or TDT, who do not have a β0/β0 genotype, for whom hematopoietic stem cell, or HSC, transplantation is appropriate, but a human leukocyte antigen-matched, or HLA, related HSC donor is not available. We have begun commercializing beti-cel as ZYNTEGLO in the European Union, or EU, however in February 2021 we temporarily suspended marketing of ZYNTEGLO in light of a suspected unexpected serious adverse reaction, or SUSAR, of acute myeloid leukemia, and a SUSAR of myelodysplastic syndrome in our HGB-206 study of LentiGlobin gene therapy for SCD which is manufactured using the same vector as ZYNTEGLO. Additionally, the European Medicines Agency, or EMA, has paused the renewal procedure for ZYNTEGLO's conditional marketing authorization while the EMA's pharmacovigilance risk assessment committee reviews the risk-benefit assessment for ZYNTEGLO and determines whether any additional pharmacovigilance measures are necessary. We are engaged in discussions with the U.S. Food and Drug Administration, or FDA, for regulatory approval of beti-cel in the United States regarding our proposed development plans for beti-cel as a treatment for patients with TDT. Contingent upon successful resolution of the FDA's concerns arising out of the safety events in our SCD program, we currently expect to complete our biologics license application, or BLA, submission for beti-cel in mid-2021 for the treatment of all patients with TDT across all genotypes. We are engaged with the European Medicines Agency, or EMA, in discussions regarding our proposed development plans for ZYNTEGLO in patients with TDT and β0/β0 genotypes and patients with TDT who are less than 12 years of age.
Based on our prior discussions with the FDA, we believe that we may be able to seek accelerated approval for LentiGlobin for SCD in the United States on the basis of clinical data from Group C of our HGB-206 clinical study, with our HGB-210 clinical study providing confirmatory data for full approval. However, in light of a SUSAR of acute myeloid leukemia and a SUSAR of myelodysplastic syndrome in our HGB-206 clinical study reported to us in February 2021, the FDA has placed our clinical studies of LentiGlobin for SCD on clinical hold. We are investigating these events and plan to continue to work closely with the FDA in their review of these events. In addition, we are also engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin for SCD in Europe.
In October 2020, the EMA accepted our Marketing Authorization Application, or MAA, in the EU for eli-cel for the treatment of patients with CALD. Based on our discussions with the FDA, we believe that we may be able to seek approval from the FDA for eli-cel for the treatment of patients with CALD on the basis of our clinical data from our ongoing Starbeam study, safety data from our ongoing ALD-104 study, and the completed ALD-103 observational study. We currently expect to submit the BLA for eli-cel for the treatment of patients with CALD to the FDA in mid-2021.
In collaboration with BMS, we are developing the ide-cel and bb21217 product candidates as treatments for multiple myeloma. We are co-developing and co-promoting ide-cel in the United States with BMS and we have exclusively licensed to BMS the development and commercialization rights for ide-cel outside of the United States. In September 2020, the FDA accepted for Priority Review the BLA submitted by BMS for ide-cel as a treatment for relapsed and refractory multiple myeloma. We have exclusively licensed the development and commercialization rights for the bb21217 product candidate to BMS, with an option for us to elect to co-develop and co-promote bb21217 within the United States. In addition, we are independently pursuing next-generation BCMA-targeting CAR-T approaches for treating multiple myeloma.

Our other programs in oncology include programs to discover and develop T cell product candidates to treat other hematologic and solid tumor malignancies, including: non-Hodgkin's lymphoma, acute myeloid leukemia, MAGE-A4 positive solid tumors, and Merkel cell carcinoma.
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
Our Programs in Severe Genetic Disease
Betibeglogene autotemcel
We are developing and commercializing beti-cel as a one-time treatment for transfusion-dependent β-thalassemia, a rare genetic disease caused by a mutation in the β-globin gene resulting in the production of defective red blood cells. The disease is characterized by severe anemia, and the ineffective production of red blood cells can lead to a range of multi-systemic complications, including but not limited to splenomegaly, marrow expansion, bone deformities, and iron overload in major organs (as a result of blood transfusions needed to treat the disease). Our approach involves using a lentiviral vector to insert the normal β-globin gene with a single amino acid substitution into the patient’s own HSCs ex vivo, to enable formation of normal red blood cells, or RBCs, in patients. Beti-cel refers to the TDT patients' own cells that have undergone our ex vivo manufacturing process resulting in genetically modified HSCs.
In June 2019, the European Commission granted conditional marketing authorization for beti-cel, marketed as ZYNTEGLO gene therapy, for the treatment of patients 12 years and older with TDT who do not have a β0/β0 genotype, for whom HSCT is appropriate but an HLA-matched related HSC donor is not available. In February 2021, we temporarily suspended marketing of ZYNTEGLO and the EMA has paused the renewal procedure for ZYNTEGLO's conditional marketing authorization while the EMA's pharmacovigilance risk assessment committee reviews the risk-benefit assessment for ZYNTEGLO and determines whether any additional pharmacovigilance measures are necessary. In addition, the FDA has placed a clinical hold on our HGB-207 and HGB-212 clinical studies. Patient dosing is complete in each of these two studies, and there is no plan to enroll or treat additional patients in these studies. No cases of hematologic malignancy have been reported in any patient who has received treatment with beti-cel, however it is manufactured using the same BB305 lentiviral vector used in LentiGlobin gene therapy for SCD.
In the fourth quarter of 2019, we initiated a rolling submission of a BLA in the United States for beti-cel as a treatment of patients with TDT across all ages and all genotypes, which will be based on data from the Northstar study, the Northstar-2 study, and the Northstar-3 study. Contingent upon successful resolution of the FDA's concerns arising out of the safety events in our SCD program, we currently expect to complete our BLA submission for beti-cel in mid-2021. In addition, we believe the data from our Northstar-3 study, together with data from our Northstar study and Northstar-2 study and HGB-205 study, could be sufficient to form the basis for a MAA variation submission in the EU, for the treatment of patients with TDT and β0/β0 genotypes and patients with TDT who are less than 12 years of age.
Beti-cel has been granted Orphan Drug status by the FDA and EMA for β-thalassemia and was granted Fast-Track designation by the FDA for the treatment of β-thalassemia major. The FDA has granted Breakthrough Therapy designation to beti-cel for the treatment of transfusion-dependent patients with β-thalassemia major, and rare pediatric disease designation for the treatment of TDT. We participated in the EMA’s Adaptive Pathways program (formerly referred to as Adaptive Licensing), which is part of the EMA’s effort to improve timely access for patients to new medicines. In addition, the EMA has granted Priority Medicines (PRIME) eligibility for beti-cel.
We are conducting the following clinical studies to evaluate the efficacy and safety of beti-cel in the treatment of patients with TDT:
•The Northstar-2 study (HGB-207) is an ongoing single-dose, open-label, non-randomized, international, multi-site phase 3 clinical study to evaluate the safety and efficacy of beti-cel to treat patients with TDT and non-β0/β0 genotypes. Twenty-three patients have been enrolled in the study, consisting of 15 adolescent and adult patients between 12 and 50 years of age at enrollment, and eight pediatric patients less than 12 years of age at enrollment. Age at enrollment ranged from four to 34 years old. To be enrolled, patients with TDT and non-β0/β0 genotypes must have received at least 100 mL/kg/year of RBCs or at least eight transfusions per year for the past two years. All patients must be eligible for allogeneic HSCT, but without a matched family HSCT donor. The primary endpoint of this study is the proportion of treated patients who achieve transfusion independence, defined as weighted average hemoglobin levels ≥9.0 g/dL without any RBC transfusions for a continuous period of at least 12 months at any time during the study after treatment. The secondary endpoints of this study are to quantify gene transfer efficiency and expression, and to measure the effects of treatment with beti-cel on transfusion requirements and clinical events. Safety evaluations to be performed during the study include success and kinetics of platelet and neutrophil engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any patient and characterization of events of clonal dominance or leukemia. Each patient will remain on study for approximately 24 months post-treatment and then will be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the study protocol’s follow-up period.
•The Northstar-3 study (HGB-212) is an ongoing single-dose, open-label, non-randomized, international, multi-site phase 3 clinical study to evaluate the efficacy and safety of beti-cel to treat patients with TDT who have either a β0/β0, β0/IVS-I-110, or IVS-I-110/IVS-I-110 genotypes. As of March 3, 2020, 15 patients have been treated, and median age at enrollment was 15 years of age (ranging from four to 33 years). To be eligible, patients must have received at least 100 mL/kg/year of RBCs or at least eight transfusions per year for the past two years. All patients must be clinically stable and eligible to undergo HSCT, as well as having been treated and followed for at least the last two years in a specialized center that maintained detailed medical records, including transfusion history. The primary endpoint of this study is the proportion of treated patients who meet the definition of “transfusion independence.” The secondary endpoints of this study are to measure the proportion of patients who meet the definition of “transfusion reduction,” which is defined as demonstration of reduction in volume of RBC transfusion requirements (in mL/kg) in the post-treatment time period of months 12 to 24 compared to the average annual transfusion requirement in the 24 months prior to enrollment, to quantify gene transfer efficiency and expression, and to measure the effects of treatment with beti-cel on transfusion requirements post-treatment and clinical events. Each patient will remain on study for approximately 24 months post-treatment and then will be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the study protocol’s follow-up period.
In June 2020, we presented the following updated clinical data from our Northstar-2 and Northstar-3 studies at the 25th European Hematology Association (EHA) Annual Congress. All data presented at the EHA Annual Congress and summarized below are as of the data cut-off date of March 3, 2020:
•Efficacy results from Northstar-2 study (HGB-207):
◦All 23 patients enrolled in the study had been treated, with a median follow up period of 19.4 months.
◦Of the 19 patients with sufficient follow-up duration to be evaluable for the primary endpoint of transfusion independence, 89 percent of patients (17 out of 19) had achieved transfusion independence, with median weighted average total hemoglobin levels of 11.9 g/dL (ranging from 9.4 to 12.9 g/dL) over a median of 19.4 months of follow-up to date (ranging from 12.3 to 31.4 months). The 17 patients reaching transfusion independence previously required a median of 17.5 transfusions per year (ranging from 11.5 to 37 transfusions per year).
◦Improved iron levels, as measured by serum ferritin and hepcidin levels (proteins involved in iron storage and homeostasis), were observed and trends toward improved iron management were seen. Over half of patients stopped iron chelation therapy, which is needed to reduce excess iron caused by chronic blood transfusions. Seven out of 23 patients began using phlebotomy for iron reduction.
•Efficacy results from Northstar-3 study (HGB-212):
◦Fifteen patients (nine β0/β0, three β0/β+IVS1-110, three homozygous IVS-I-110 mutation) had been treated, with a median follow up period of 14.4 months (ranging from 1.1 to 24.0 months).
◦Six of eight evaluable patients achieved transfusion independence, with median weighted average total Hb levels of 11.5 g/dL (ranging from 9.5 to 13.5 g/dL), and continued to maintain transfusion independence for a median duration of 13.6 months (ranging from 12.2 to 21.2 months) as of the data cutoff.
◦Eighty-five percent of patients (11 out of 13) with at least seven months of follow-up had not received a transfusion in more than seven months at time of data cutoff. These eleven patients previously required a median of 18.5 transfusions per year (ranging from 11.0 to 39.5 transfusions per year). In these patients, gene therapy-derived HbAT87Q supported total Hb levels ranging from 8.8 to 14.0 g/dL at last visit.

•Safety results from Northstar-2 (HGB-207) and Northstar-3 (HGB-212) studies: Non-serious adverse events (AEs) observed during the HGB-207 and HGB-212 trials that were considered related or possibly related to beti-cel were tachycardia, abdominal pain, pain in extremities, leukopenia, neutropenia and thrombocytopenia. One serious adverse event of thrombocytopenia was considered possibly related to beti-cel. In HGB-207, serious events post-infusion in more than two patients included three events of veno-occlusive liver disease and two events of thrombocytopenia. In HGB-212, serious events post-infusion in more than two patients included two events of pyrexia. Additional adverse events observed in clinical studies were consistent with the known side effects of HSC collection and bone marrow ablation with busulfan, including serious adverse events of veno-occlusive disease. In both Phase 3 studies, there have been no deaths, no graft failure, no cases of vector-mediated replication competent lentivirus or clonal dominance, no leukemia and no lymphoma as of the data cut-off date.
In addition, we have conducted the following clinical studies of beti-cel:
•The Northstar study (HGB-204) is a completed, single-dose, open-label, non-randomized, multi-site phase 1/2 clinical study in the United States, Australia and Thailand to evaluate the safety and efficacy of beti-cel in increasing hemoglobin production and eliminating or reducing transfusion dependence following treatment. This study was completed in February 2018, and patients in this study were enrolled in a long-term follow-up protocol to assess safety and efficacy beyond the Northstar study follow-up period. Eighteen adults and adolescents were treated in the study. To be eligible for enrollment in this study, patients were between 12 and 35 years of age with a diagnosis of TDT and received at least 100 mL/kg/year of RBCs or at least eight transfusions per year in each of the two years preceding enrollment. The patients were also medically eligible for allogeneic HSCT. Efficacy was evaluated primarily by the production of ≥2.0 g/dL of hemoglobin A containing βA-T87Q-globin for the six-month period between 18 and 24 months post-treatment. Exploratory efficacy endpoints included RBC transfusion requirements per month and per year, post-treatment. Safety evaluations performed during the study include success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any patient and characterization of events of insertional mutagenesis leading to clonal dominance or leukemia. Subjects were monitored by regular screening. Each patient remained on study for approximately 24 months from time of consent and then were enrolled in a long-term follow-up protocol that is assessing safety and efficacy beyond the study protocol’s follow-up period.
•The HGB-205 study is a completed, single-dose, open-label, non-randomized, phase 1/2 clinical study at a single site in France to examine the safety and efficacy of beti-cel in four patients with TDT and of LentiGlobin for SCD in three patients with SCD. Patients were required to be between five and 35 years of age with a diagnosis of TDT or SCD at the time of enrollment. To be enrolled, patients with TDT must have received at least 100 mL/kg/year of RBCs per year for the past two years. Those with SCD must have failed to achieve clinical benefit from treatment with hydroxyurea and have an additional poor prognostic risk factor (e.g., recurrent vaso-occlusive crises, or VOCs, or acute chest sydrome, or ACS). All patients must have been eligible for allogeneic HSCT, but without a matched sibling allogeneic HSCT donor. The primary objective of our HGB-205 study was to determine the safety, tolerability and success of engraftment of beti-cel/ LentiGlobin for SCD. The secondary objectives of the study were to quantify gene transfer efficiency and expression, and to measure the effects of treatment with beti-cel/ LentiGlobin for SCD on disease-specific biological parameters and clinical events. In the case of patients with TDT and SCD, this meant the volume of RBC transfusions, and for patients with SCD, it also meant the number of VOCs and ACS in each patient, compared with the two-year period prior to treatment. Safety evaluations to be performed during the study include success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any patient and characterization of events of clonal dominance or leukemia/ lymphoma.
As described above, patients participating in and completing the two years of follow up in either of the Phase 1/2 studies (HGB-204 and HGB-205) or the Phase 3 studies (HGB-207 and HGB-212) were invited to enroll in the 13-year long-term follow-up study LTF-303. In December 2020, we presented updated clinical data from LTF-303 study at the ASH Annual Meeting. All data presented at the ASH Annual Meeting and summarized below are as of the data cut-off date as of March 3, 2020:
◦Thirty-two patients were enrolled in LTF-303 (22 treated in Phase 1/2 studies, ten treated in Phase 3 studies) with a median post-infusion follow-up of 49.1 months (ranging from 23.3 to 71.8 months). Of the 32 patients enrolled in LTF-303, transfusion independence was achieved in 64 percent of patients (14 out of 22) treated in Phase 1/2 and in 90 percent of patients (nine out of ten) treated in Phase 3. All patients who achieved transfusion independence remained free from transfusions. The median duration of ongoing transfusion independence was 39.4 months (ranging from 19.4 to 69.4 months). Weighted average Hb in patients who achieved transfusion independence in the Phase 1/2 studies was 10.4 g/dL (ranging from 9.4 to 13.3 g/dL) and 12.5 g/dL (ranging from 11.9 to 13.5 g/dL) in patients who achieved transfusion independence in the Phase 3 studies.

◦Median gene therapy-derived hemoglobin (HbAT87Q) in all patients treated in the Phase 1/2 studies was stable over time: with a median of 6.4 g/dL (ranging from 0.5 to 10.1 g/dL) in 22 patients at Month 24, a median of 6.7 g/dL (ranging from 0.4 to 10.1 g/dL) in 22 patients at Month 36, a median of 6.6 g/dL (ranging from 0.5 to 10.7 g/dL) in 22 patients at Month 48, and a median of 7.1 g/dL (ranging from 2.8 to 11.2 g/dL) in ten patients at Month 60. Median HbAT87Q at Month 24 in all ten patients treated in the Phase 3 studies was 9.5 g/dL (ranging from 0.9 to 12.4 g/dL).
◦Following an initial increase in liver iron concentration (LIC) after infusion, LIC in patients who achieved transfusion independence decreased, particularly in patients with a high iron burden at baseline. Two patients with severe iron burden (LIC >15 mg/g) and the five patients with significant iron burden (LIC ≥7 – 15 mg/g) at baseline had a median reduction of 59% and 38%, respectively, from baseline to Month 48.
◦Prior to beti-cel infusion, all patients were on iron chelation, which is needed to reduce excess iron caused by chronic blood transfusions. Fifteen of the 23 patients (65%) who achieved transfusion independence following treatment with beti-cel discontinued iron chelation. Seven of the 23 (30%) were able to receive phlebotomy (blood removal), which is a preferred method for iron reduction.
◦No cases of death, graft-versus-host disease, and replication-competent lentivirus, clonal dominance or leukemia/ lymphoma were observed as of data cut-off. No drug-related adverse events were reported >2 years post-infusion. Serious adverse events during LTF-303 unrelated to beti-cel included gonadotropic insufficiency, ectopic pregnancy, gall bladder wall thickening/polyp, bacteremia, neutropenia and major depression (with one case of each).
LentiGlobin for Sickle Cell Disease
We are developing LentiGlobin for SCD as a one-time treatment for patients with SCD, a hereditary blood disorder resulting from a mutation in the β-globin gene that causes polymerization of hemoglobin proteins, resulting in abnormal red blood cell function. The disease is characterized by hemolytic anemia, vaso-occlusive events (or VOEs, repeated acute painful episodes of vaso-occlusion due to sickle cell crises, acute chest syndrome, priapism, or chronic organ damage), cumulative damage to multiple organs, infections, stroke, overall poor quality of life and early death in a large subset of patients. As in our approach with beti-cel in TDT, our approach in SCD involves the ex vivo insertion of the normal β-globin gene with the T87Q amino acid substitution using a lentiviral vector into the patient’s own HSCs to enable formation of normally functioning hemoglobin A and normal RBCs in patients. In LentiGlobin for SCD, T87Q serves as a distinct biomarker used to quantify expression levels of the functional β-globin protein in patients with SCD, while also providing anti-sickling properties. We refer to the cells that have undergone our ex vivo manufacturing process resulting in genetically modified HSCs as LentiGlobin for SCD.
Based on our prior discussions with the FDA, we believe that we may be able to seek accelerated approval for LentiGlobin for SCD in the United States on the basis of clinical data from Group C of our HGB-206 clinical study, with our HGB-210 clinical study providing confirmatory data for full approval. However, in light of a SUSAR of acute myeloid leukemia and a SUSAR of myelodysplastic syndrome in our HGB-206 clinical study reported to us in February 2021, the FDA has placed our clinical studies of LentiGlobin for SCD on clinical hold. We are investigating these events and plan to continue to work closely with the FDA in their review of these events. In addition, we are also engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin for SCD in Europe. LentiGlobin for SCD has been granted Orphan Drug status by the FDA and EMA and Fast-Track designation by the FDA for the treatment of certain patients with SCD. The FDA has also granted Regenerative Medicine Advanced Therapy, or RMAT, designation to LentiGlobin for SCD.
We are conducting, or have conducted, the following clinical studies to evaluate the safety and efficacy of LentiGlobin for SCD in the treatment of patients with SCD:
•The HGB-206 study is a single-dose, open-label, non-randomized, multi-site phase 1/2 clinical study in the United States to evaluate the safety and efficacy of LentiGlobin for SCD. Approximately fifty adult and adolescent patients are enrolled in the study. Patients must be at least twelve years of age with a diagnosis of sickle cell disease, with βS/βS, βS/β+ or βS/β0 genotype. The sickle cell disease must be severe, as defined by recurrent severe VOEs, and patients must have failed to achieve clinical benefit from treatment with hydroxyurea. We refer to the 32 patients treated under the amended study protocol utilizing HSCs from peripheral blood after mobilization with plerixafor as patients in “Group C.” The primary efficacy endpoint for this study is complete resolution of severe VOEs, between six and 18 months post-treatment, and the secondary efficacy endpoint for this study is globin response based on βA-T87Q expression and total hemoglobin. Safety endpoints include monitoring for laboratory parameters and frequency and severity of adverse events; the success and kinetics of HSC engraftment; the incidence of treatment related mortality and overall survival; the detection of vector-derived replication-competent lentivirus in any patient; and the characterization of events of insertional mutagenesis leading to clonal dominance or leukemia. Each patient will remain on study for approximately 24 months post-treatment and then will be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the study protocol’s follow-up period.

In December 2020, we presented updated clinical data from our HGB-206 study at the ASH Annual Meeting. All data presented at the ASH Annual Meeting and summarized below are as of the data cut-off date as of August 20, 2020:
◦A total of 32 patients were treated with LentiGlobin for SCD gene therapy in Group C of HGB-206 and had up to 30.9 months of follow-up with a median of 13.0 months (ranging from 1.1 to 30.9 months).
◦In the 22 patients with six or more months of follow-up whose hemoglobin fractions were available, median levels of gene therapy-derived anti-sickling hemoglobin, HbAT87Q, were maintained with HbAT87Q contributing at least 40% of total hemoglobin at Month 6. Total hemoglobin and HbAT87Q ranged from 9.6 to 15.1 g/dL and 2.7 to 8.9 g/dL, respectively.
◦At Month 6, the production of HbAT87Q was associated with a reduction in the proportion of HbS in total hemoglobin; median HbS was 50% and remained less than 60% at all follow-up timepoints. All patients in Group C were able to stop regular blood transfusions by three months post-treatment and remain off transfusions as of the data cut-off.
◦Nineteen patients treated in Group C had a history of severe VOEs, defined as at least four severe VOEs in the 24 months prior to informed consent (annualized rate of severe VOE ranging from 2.0 to10.5 events) and at least six months follow-up after treatment with LentiGlobin for SCD. There have been no reports of severe VOEs in these Group C patients following treatment with LentiGlobin for SCD. In addition, all 19 patients had a complete resolution of VOEs after Month 6.
◦The safety data from Group C patients in HGB-206 remain generally consistent with the known side effects of HSC collection and myeloablative single-agent busulfan conditioning, as well as underlying SCD. One non-serious, Grade 2 adverse event (AE) of febrile neutropenia was considered related to LentiGlobin for SCD. There were no serious AEs related to LentiGlobin for SCD. One patient with significant baseline SCD-related and cardiopulmonary disease died 20 months post-treatment; the treating physician and an independent monitoring committee agreed his death was unlikely related to LentiGlobin for SCD and that SCD-related cardiac and pulmonary disease contributed.
•HGB-210 is a single-dose, open-label, non-randomized, multi-site, international phase 3 clinical study to evaluate the efficacy and safety of LentiGlobin for SCD in the treatment of patients with SCD and a history of vaso-occlusive events, or VOEs, with a target enrollment of 35 pediatric, adolescent and adult patients. Patients must be at least two years of age at enrollment with a diagnosis of sickle cell disease, with βS/βS, βS/β+ or βS/β0 genotype. The sickle cell disease must be severe, as defined by recurrent severe VOEs, and patients must have failed to achieve clinical benefit from treatment with hydroxyurea. The patients must also be eligible for HSCT. The primary efficacy endpoint for this study is globin response based on βA-T87Q expression and total hemoglobin, and the secondary efficacy endpoint for this study is 75% reduction in annualized severe VOEs. Safety endpoints include monitoring for laboratory parameters and frequency and severity of adverse events; the success and kinetics of HSC engraftment; the incidence of treatment related mortality and overall survival; the detection of vector-derived replication-competent lentivirus in any patient; and the characterization of events of insertional mutagenesis leading to clonal dominance or leukemia. Each patient will remain on study for approximately 24 months post-treatment and then will be enrolled in a long-term follow-up protocol that will assess safety and efficacy beyond the study protocol’s follow-up period.
•HGB-205 is a completed single-center phase 1/2 study in France of patients with SCD which also enrolled patients with TDT.
Elivaldogene autotemcel
We are developing eli-cel as a one-time treatment for CALD, the most severe form of adrenololeukodystrophy, a rare X-linked metabolic disorder caused by mutations in the ABCD1 gene, which results in accumulation of very long-chain fatty acids in plasma and tissues, leading to a range of clinical outcomes. CALD involves a progressive destruction of myelin, the protective sheath of the nerve cells in the brain that are responsible for thinking and muscle control. Symptoms of CALD usually occur in early childhood and progress rapidly if untreated, leading to severe loss of neurological function and eventual death in most patients. Our approach involves the ex vivo insertion of a functional copy of the ABCD1 gene via a lentiviral vector into the patient’s own HSCs. Following engraftment, we expect the transduced HSCs to differentiate into other cell types, including macrophages and cerebral microglia, which produce functional ALDP. We believe that the functional ALDP can then enable the local degradation of VLCFAs in the brain, which in turn can stabilize the disease by preventing further cerebral inflammation and demyelination that are characteristics of CALD.
In October 2020, the EMA accepted our Marketing Authorization Application in the EU for eli-cel for the treatment of patients with CALD. Based on our discussions with the FDA, we believe that we may be able to seek approval for eli-cel for the treatment of patients with CALD on the basis of safety and efficacy data from our ongoing Starbeam study, safety data from our ongoing ALD-104 study, and the completed ALD-103 observational study. For the assessment of efficacy, we expect that the clinical results of the Starbeam study will be compared to a clinically meaningful benchmark based on the medical literature and data collected in ALD-101, a retrospective analysis that assessed the natural history of CALD, as well as outcomes of patients with CALD who had received allogeneic HSCT. For the assessment of safety, we expect that the clinical results of the Starbeam study will be compared to data collected from the ALD-103 study, a multinational, multi-site, prospective and retrospective observational study designed to evaluate outcomes of allogeneic HSCT in patients with CALD. We currently expect to submit the BLA for eli-cel for the treatment of patients with CALD in mid-2021. Eli-cel has been granted Orphan Drug status by the FDA and EMA for adrenoleukodystrophy. The FDA has granted Breakthrough Therapy designation and the EMA has granted PRIME eligibility to eli-cel.
We are conducting the following studies to evaluate the safety and efficacy of eli-cel in the treatment of patients with CALD:
•The Starbeam study (ALD-102) is a single-dose, open-label, non-randomized, international, multi-site phase 2/3 study to evaluate the safety and efficacy of eli-cel in males with CALD ≤ 17 years of age. Thirty-two patients have been enrolled in this study. Key inclusion criteria included: male and, at time of enrollment, ≤ 17 years of age and with a neurologic function score (NFS) of ≤ 1, with active CALD as defined by elevated very long chain fatty acids (VLCFA) levels, and brain magnetic resonance imaging (MRI) demonstrating Loes score between 0.5 and ≤ 9 (inclusive) and evidence of gadolinium enhancement (GdE+). Patients with a willing, unaffected 10/10 HLA-matched sibling HSC donor were excluded from the study. The primary efficacy endpoint of the study is the proportion of patients who are alive and free of six major functional disabilities, or MFD, at 24 months post-treatment.  MFDs were defined as loss of communication, complete loss of voluntary movement, cortical blindness, tube feeding, wheelchair dependence, and total incontinence. These six MFDs were selected as they are considered to have the most significant impact on the ability of patients with CALD to function independently, representing unambiguous and profound neurologic degeneration. Secondary and exploratory endpoints included monitoring over time of the following: NFS, a 25-point scale used to evaluate the severity of gross neurologic dysfunction by scoring 15 neurological abnormalities across multiple domains; Loes score, a 34-pont scale designed to objectively measure the extent of demyelination and atrophy in CALD patients, based on brain magnetic resonance imagining, or MRI, studies; and gadolinium enhancement status, associated with inflammation and disruption of the blood brain barrier on brain MRI.
The primary safety endpoint is the proportion of patients who experience either ≥ Grade 2 acute GVHD or chronic GVHD by 2 years post-treatment. Some additional safety evaluations include the following: success and kinetics of HSC engraftment, incidence of transplant-related mortality; detection of vector-derived replication-competent lentivirus; and characterization and quantification of events related to the location of insertion of the functional ABCD1 gene in target cells. Patients will be followed for 24 months post-treatment under this protocol. In accordance with applicable guidance from the FDA and EMA, we will be monitoring patients in a separate long-term follow up protocol (LTF-304) to evaluate safety for up to 15 years, and will also monitor efficacy endpoints to demonstrate a sustained treatment effect.
In August 2020, we presented updated clinical data at the 46th Annual Meeting of the European Society for Blood and Marrow Transplantation (EBMT). All data presented and summarized below are as of January 2020, except as otherwise indicated:
◦The data reflect a total patient population of 32 patients in the study, with a median follow-up time of 30.0 months and a range of 9.1 to 70.7 months. Of the 32 patients who have received eli-cel, 20 had completed ALD-102 and were enrolled in LTF-304, while nine continued to be followed in ALD-102 not having reached 24 months post-treatment, and three were no longer on-study. Of the three patients who are no longer on the study, two withdrew from the study at investigator discretion, and one experienced rapid disease progression early in the study, resulting in MFDs and death.
◦Of the 23 patients who have or would have reached 24 months of follow-up and completed the study, 87 percent (20 out of 23) have met the primary endpoint and continue to be alive and MFD-free in LTF-304. Fourteen patients have at least four years of follow-up, including ten patients who have reached at least their Year 5 follow-up visit. The nine patients from ALD-102 that have not reached Month 24 have shown no evidence of MFDs.
◦Of the 32 patients who have received eli-cel, 31 had stable NFS (NFS ≤ 4, without a change of >3 from baseline) and 24 patients maintained an NFS of 0 following treatment.
◦As of the data cut-off date, no acute or chronic GvHD have been reported post- treatment and there have been no reports of graft failure or graft rejection. The treatment regimen, comprising mobilization/apheresis, conditioning, and eli-cel infusion, had a safety and tolerability profile primarily reflective of the known effects of mobilization/apheresis and conditioning. In ALD-102, as previously reported, three adverse events were considered possibly related to eli-cel and include one serious adverse event (Grade 3 BK viral cystitis), and two non-serious adverse events (Grade 1 vomiting). All three adverse events resolved using standard measures.
◦There have been no cases of replication competent lentivirus or insertional oncogenesis as of the data-cutoff date. Integration site analysis was conducted to determine the pattern of proviral integration post-eli-cel treatment and assess whether dominant or expanding clones were present. In one patient, now enrolled in LTF-304 for long-term follow up, a case of benign clonal expansion was observed with three separate integrations in the DNA of the cell at ACER3, RFX3, and MECOM. As of the patient’s Month 62 visit in March 2020, the patient remained clinically stable. Bone marrow analyses showed no dysplasia (abnormal cell growth) or molecular abnormalities.
•The ALD-104 study is an open-label, non-randomized, international, multi-site phase 3 study to evaluate the safety and efficacy of eli-cel in males with CALD ≤ 17 years of age after myeloablative conditioning using busulfan and fludarabine, a different chemotherapy conditioning regimen than what is used in ALD-102 (busulfan and cyclophosphamide). Target enrollment in ALD-104 is 35 patients. Key inclusion criteria included: male and, at time of enrollment, ≤ 17 years of age and with a neurolgoci function score (NFS) of ≤ 1, with active CALD as defined by elevated very long chain fatty acids (VLCFA) levels, and brain magnetic resonance imaging (MRI) demonstrating Loes score between 0.5 and ≤ 9 (inclusive) and evidence of gadolinium enhancement (GdE+). The primary efficacy endpoint of the study is the proportion of patients who are alive and free of six MFDs at 24 months post-treatment. Secondary and exploratory endpoints included monitoring over time of the following: NFS, Loes score, and gadolinium enhancement status, associated with inflammation and disruption of the blood brain barrier on brain MRIThe primary safety endpoint is the proportion of patients with neutrophil engraftment after eli-cel infusion (time frame: 42 days post drug-product infusion).
In August 2020, we presented updated clinical data at the 46th Annual Meeting of the European Society for Blood and Marrow Transplantation (EBMT). All data presented and summarized below are as of February 2020:
◦13 patients were on study with a median of 6.1 months of follow-up (ranging from 2.2 to 10.3 months). All 13 patients achieved neutrophil engraftment and 12 out of 13 evaluable patients had platelet engraftment (platelet engraftment pending in one patient as of data cut date).
◦No events of acute or chronic GvHD had been reported and there have been no reports of graft failure, graft rejection, cases of insertional oncogenesis, or replication competent lentivirus.
◦The treatment regimen, comprising mobilization/apheresis, conditioning, and eli-cel infusion had a safety and tolerability profile primarily reflective of the known effects of mobilization/apheresis and conditioning. Two adverse events of pancytopenia were considered possibly related to eli-cel. These two ongoing adverse events were deemed as suspected unexpected serious adverse reactions by the principal investigator and were diagnosed approximately two months post-eli-cel treatment in two patients (one Grade 2 and one Grade 3). An additional serious adverse event was ongoing as of February 2020, a Grade 3 transverse myelitis that was diagnosed in the presence of viral infection (adenovirus and rhinovirus/enterovirus positivity) approximately six months after eli-cel treatment and deemed unrelated to eli-cel.
•The ALD-103 study is a completed observational prospective/ partially retrospective data collection study of 59 patients with CALD ≤17 years of age who received allogeneic HSCT. This study was designed to collect efficacy and safety outcomes data in patients who had undergone allogeneic HSCT in a period that is contemporaneous with the Starbeam study. The study measured CALD disease-related outcomes in four patient cohorts: early disease 1 (N=21; Loes ≤4 and NFS ≤1); early disease 2 (N=9; Loes >4 to 9 and NFS ≤1); all early disease (N=30; Loes ≤9 and NFS ≤1); and advanced disease (N=10; Loes >9 or NFS >1). Transplant-related outcomes were assessed by donor stem cell source, by donor match, and by conditioning regimen. We anticipate that eli-cel safety and efficacy will be evaluated by the FDA and EMA in light of the data collected in the Starbeam study in conjunction with our retrospective observational ALD-101 study and our retrospective and prospective observational ALD-103 study, as well as safety results from our ongoing ALD-104 study.
Strategic collaborations in severe genetic disease
We have formed and intend to seek other opportunities to form strategic collaborations with third parties who can augment our industry-leading gene therapy platform and expertise, and to access the substantial funding and other resources required to develop and commercialize gene therapy products. To date, we have focused on forging a limited number of significant strategic collaborations with leading pharmaceutical companies and academic research centers where both parties contribute expertise to enable the discovery and development of potential product candidates. Currently, our strategic collaborations in severe genetic disease include those with:

•Magenta Therapeutics, Inc., to evaluate the utility of MGTA-145 in combination with plerixafor for mobilization and collection of stem cells in adults and adolescents with SCD, through a proof-of-concept clinical trial;
•Novo Nordisk A/S, to jointly develop next-generation in vivo genome editing treatments for genetic diseases, including hemophilia; and
•Forty Seven, Inc., a subsidiary of Gilead Sciences, Inc., to pursue clinical proof-of-concept for an antibody-based conditioning regimen in combination with our ex vivo lentiviral gene therapy platform.
Manufacturing in severe genetic disease
We have entered into multi-year agreements with external manufacturing partners in the United States and Europe to support our clinical and commercial programs in severe genetic disease. We have multi-year agreements with SAFC Carlsbad, Inc., or SAFC (a subsidiary of MilliporeSigma), and Thermo Fisher Scientific, Inc. (previously Novasep) in the production of lentiviral vector. In addition, we have entered into multi-year agreements with Lonza Houston, Inc. and Minaris Regenerative Medicine, or Minaris, to produce drug product. Currently to support the commercialization of beti-cel in Europe, SAFC is our sole manufacturer of lentiviral vector, and Minaris is our sole manufacturer of drug product. In our manufacturing agreement with SAFC, we are required to provide rolling forecasts for products on a quarterly basis, a portion of which will be considered a binding, firm order, subject to a purchase commitment. In our manufacturing agreement with Minaris, we reserve production capacity for the manufacture of our drug product. In addition, we rely on specialized third-party testing organizations to confirm the quality of vector and drug product prior to their use in clinical trials and in the commercial context.
We believe our team of technical personnel has extensive manufacturing, analytical and quality experience as well as strong project management discipline to effectively oversee these contract manufacturing activities, and to compile manufacturing and quality information for our regulatory submissions and commercialization efforts. For the treatment of patients with our drug product in the commercial setting, we are partnering with participating apheresis centers, which we refer to as qualified treatment centers, to be centers for collection of HSCs from the patient and for infusion of drug product to the patient.
Commercial operations
We are commercializing ZYNTEGLO in the European Union and the United Kingdom, following our receipt of conditional marketing approval by the European Commission in June 2019. In February 2021, we temporarily suspended marketing of ZYNTEGLO and the EMA has paused the renewal procedure for ZYNTEGLO's conditional marketing authorization while the EMA's pharmacovigilance risk assessment committee reviews the risk-benefit assessment for ZYNTEGLO and determines whether any additional pharmacovigilance measures are necessary. As we transition into a commercial-stage company, we have established commercial operations in Europe, and have begun to build commercial operations in the United States, with a goal of delivering our gene therapies, if and once approved, to patients through qualified treatment centers. In the course of preparing to treat our first commercial patients, we have established commercial capabilities across the European Union, and in the United States and United Kingdom by adding employees with broad experience in quality assurance and compliance, medical education, marketing, supply chain, sales, public policy, patient services, market access and product reimbursement. Our commercialization activities include active engagement with stakeholders across the healthcare system, including those with public and private payers, patient advocates and organizations, professional societies, and healthcare providers, to explore new payment models that we hope will enable access for more patients. Ultimately, we intend to leverage our commercial infrastructure to support the potential for multiple product launches sequentially across multiple geographies. For many territories and countries, we may also elect to utilize strategic collaborators, including distributors, or contract field-based teams to assist in the commercialization of our product and potential future products.
While we have largely established the appropriate quality systems, compliance policies, systems and procedures, as well as internal systems and infrastructure necessary for supporting our complex supply chain and commercialization activities, we expect that we may make additional targeted investments as we continue our efforts in adding sites to our network of qualified treatment centers, establishing patient-focused programs, educating healthcare professionals, and securing reimbursement.
The timing and conduct of our commercialization activities will be dependent upon regulatory interactions, marketing approvals received for our product and potential future products, and on agreements we have made or may make in the future with strategic collaborators.
Our Programs in Oncology
We are pursuing multiple programs that leverage the unique properties of lentiviral vectors to target T cells as a therapy for various cancers. This represents a direct application of our expertise in gene therapy and our capabilities, know-how and patents associated with lentiviral gene therapy and gene editing for ex vivo applications. Our oncology programs use a customized lentiviral vector to alter T cells, rather than HSCs, so that the T cells can recognize specific proteins or protein fragments on the surface of cancer cells in order to kill these diseased cells.  T cells that have been genetically-engineered ex vivo to make CAR or TCRs are designed to help a patient’s immune system overcome survival mechanisms employed by cancer cells. CAR T cell technology directs T cells to recognize cancer cells based on expression of specific cell surface antigens, whereas TCR T cell technology provides the T cells with a specific T cell receptor that recognizes protein fragments derived from either intracellular or extracellular proteins which are displayed on the tumor cell surface. The genetically-engineered T cells are designed to supplement a patient’s immune system and may be further engineered to overcome immune evasion mechanisms employed by cancer cells. For instance, we are exploring applications of our CAR and TCR T cell technologies in combination with novel proteins based on synthetic biology. These technologies may potentially allow our future T cell-based product candidates to detect the tumor microenvironment or to be regulated by small molecules. In addition, using our gene editing technology, we potentially have a number of additional options to manipulate the genome of the cancer patient’s T cells to further increase the specificity of the anti-tumor activity and to potentially make these cells even more potent. All of the gene-editing technologies currently being explored by the pharmaceutical industry, including zinc finger nucleases, CRISPR/Cas9, and TALENs, share common features of a DNA binding domain and a DNA cleavage domain.  They differ in specificity, size, ease of delivery and as naturally occurring versus engineered nucleases.  Our gene editing platform is based on homing endonucleases and megaTALs, based on a naturally-occurring class of DNA cleaving enzymes that function as monomeric proteins able to bind DNA in a sequence-specific manner and cleave their target site. We believe there are multiple advantages of homing endonucleases and megaTALs compared to other gene editing technologies, most notably: they are highly specific and efficient in cutting DNA and their compact size simplifies delivery to therapeutically relevant cell types.  We are using our gene editing platform, along with collaborations with multiple academic institutions, to potentially discover and develop next-generation gene therapy and oncology product candidates.
Our programs in oncology include ide-cel and bb21217 in multiple myeloma, which we are developing in collaboration with BMS, and preclinical programs to discover and develop T cell product candidates to treat other hematologic and solid tumor malignancies, including: non-Hodgkin's lymphoma, acute myeloid leukemia (in collaboration with Seattle Children's Research Institute), MAGE-A4 positive solid tumors (in collaboration with Regeneron), and Merkel cell carcinoma (in collaboration with Fred Hutchinson Cancer Research Center). We are also independently researching and developing other CAR T cell product candidates against a variety of cancer targets, including next-generation anti-BCMA CAR-T cell products for the treatment of multiple myeloma.
Ide-cel and bb21217
In collaboration with BMS, we are developing ide-cel and bb21217, with the goal of filing for regulatory approval for the treatment of multiple myeloma on a global basis.  Ide-cel and bb21217 both bind to BCMA, a cell surface protein expressed on normal plasma cells, some mature B cells, and on malignant multiple myeloma cells, but not on other cells. Ide-cel and bb21217 arose from our multi-year collaboration with Celgene Corporation, or Celgene, which was acquired by BMS in November 2019. We co-develop and co-commercialize ide-cel in the United States with BMS, in which we share equally in costs and any profits. BMS has the exclusive license to develop and commercialize ide-cel outside of the United States. BMS has the exclusive worldwide license to develop and commercialize bb21217, and we retain an option to co-develop and co-commercialize this product candidate in the United States. The terms of our arrangements with BMS are described more fully below under “Strategic collaborations in oncology—Our strategic alliance with BMS.”
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
For the development of ide-cel, BMS is conducting, or is planning to conduct, the following clinical studies in multiple myeloma:
•The KarMMa study, a pivotal open-label, single arm, multicenter, phase 2 study evaluating the safety and efficacy of ide-cel in adult patients with relapsed and refractory multiple myeloma in North America and Europe. All enrolled patients had received at least three prior regimens, including an immunomodulatory (IMiD) agent, a proteasome inhibitor (PI) and an anti-CD38 antibody, and all were refractory to their last regimen, defined as progression during or within 60 days of their last therapy. Ninety-four percent of patients were refractory to an anti-CD38 antibody and 84% percent were triple refractory (refractory to an IMiD agent, PI and anti-CD38 antibody).
The primary endpoint of the study is overall response rate (ORR) as assessed by an independent review committee (IRC) according to the International Myeloma Working Group (IMWG) criteria. Complete response rate (CR) is the key secondary endpoint. Other efficacy endpoints include time to response, duration of response (DoR), progression-free survival (PFS), overall survival and minimal residual disease (MRD) evaluated by next-generation sequencing assay. The study enrolled 140 patients, of whom 128 patients were treated with ide-cel across the target dose levels of

150-450 x 106 CAR+ T cells after receiving lymphodepleting chemotherapy. In May 2020, we and BMS presented the results at the American Society of Clinical Oncology 2020 Virtual Scientific Program, as summarized below:
◦128 patients were treated with ide-cel across target dose levels of 150 to 450 x 106 CAR+ T cells. Patients had a median of six prior regimens; 84% were refractory to all three classes of commonly used treatments including an IMiD, a PI and an anti-CD38 antibody, and 94% were refractory to anti-CD38 antibodies. Median duration of follow-up was 13.3 months.
◦Results for the primary endpoint (ORR) and key secondary endpoint (CR), as well as median duration of response (DoR) and median progression-free survival (PFS) across the target dose levels and at each of the three target doses explored in the study were as follows:

CAR+ T cell dose level	150 x 10[6]	300 x 10[6]	450 x 10[6]	150-450 x 10[6]
N	4	70	54	128

Measures:
Overall response rate, n (%)	2 (50)	48 (69)	44 (82)	94 (73)
Complete response (CR)/ Stringent CR, n (%)	1 (25)	20 (29)	21 (39)	42 (33)
Median DoR, months	†	9.9	11.3	10.7
Median DoR by best response (CR/sCR), months	†	††	††	19.0
Median PFS, months	2.8	5.8	12.1	8.8
Median PFS by best response (CR/sCR), months	†	††	††	20.2
†Not reported due to small n
††Data not reported
◦The overall response rate (ORR) was 73% across all dose levels, including 33% of patients who had a complete response (CR) or stringent CR (sCR). Median duration of response (DoR) was 10.7 months, with 19.0 month median DoR for patients who had a CR or sCR. Median progression-free survival (PFS) was 8.8 months, with 20.2 month median PFS for patients who had a CR or sCR. All patients who had CR or sCR and were evaluable for minimal residual disease (MRD), were MRD-negative. Clinically meaningful benefit was consistently observed across subgroups, and nearly all subgroups had an ORR of 50% or greater, including older and high-risk patients. The overall survival (OS) data continue to mature, with an estimated median OS of 19.4 months across all dose levels and 78% of patients alive at 12 months. Results support a favorable benefit-risk profile for ide-cel across the target dose levels of 150 to 450 × 106 CAR+ T cells.
◦The most frequently reported adverse events were cytopenia and cytokine release syndrome (CRS). Cytopenias were common and not dose related. Overall, CRS of any grade was reported in 84% (107/128) of patients. Grade 3 or higher CRS occurred in <6% (7/128) of patients, with one fatal CRS event. Investigator identified neurotoxicity events (iiNT) were reported in 18% (23/128) of patients, including Grade 3 iiNT reported in 3% (4/128) of patients. There were no Grade 4 or Grade 5 iiNT events reported.
•The CRB-401 study, a single-dose, open-label, non-randomized, multi-site phase 1 dose escalation/ dose expansion clinical study in the United States to examine the safety and efficacy of ide-cel in up to 67 patients with relapsed and refractory multiple myeloma. In order to be eligible for CRB-401, patients must have received three prior regimens, including a proteasome inhibitor (PI; bortezomib or carfilzomib) and an immunomodulatory agent (IMiD; lenalidomide or pomalidomide), or be “double-refractory” to both a proteasome inhibitor and an immunomodulatory agent.  In the expansion cohort, patients must have received at least a PI, an IMiD and daratumumab, and be refractory to their last line of therapy. Patients receive one cycle of lymphodepletion with cyclophosphamide and fludarabine prior to infusion of the bb2121 drug product.
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

In December 2020, we presented updated results from the CRB-401 study at the ASH Annual Meeting as summarized below:
◦62 patients were treated with ide-cel across dose levels of 50, 150, 450, or 800 × 106 CAR positive T cells. Among the 62 patients treated with ide-cel in this study, the overall response rate (ORR) was 76%, including 24 patients (39%) who achieved a complete response (CR). The median duration of response (DoR) was 10.3 months. Median PFS was 8.8 months and median OS was 34.2 months, with a median follow-up of 14.7 months.
◦Safety remained consistent with previously reported results from CRB-401. Among all infused patients , the most frequent adverse events were neutropenia (92%), cytokine release syndrome (CRS; 76%), anemia (76%), and thrombocytopenia (74%). The most frequent Grade 3/4 adverse events were neutropenia (89%), leukopenia (61%), anemia (57%), and thrombocytopenia (57%). Most CRS events were Grade 1 or 2. Four patients (7%) had Grade 3 CRS; there were no Grade 4 or 5 CRS events reported.
•the KarMMa-2 study, an open-label, multi-cohort, multi-center phase 2 study of patients with relapsed and refractory multiple myeloma and in high-risk multiple myeloma.
•the KarMMa-3 study, an open-label, randomized, multi-center, phase 3 study comparing the efficacy and safety of ide-cel versus standard triplet regimens in patients with relapsed and refractory multiple myeloma.
•the KarMMa-4 study, an open label, single-arm, multi-center, phase 1 study intended to determine the optimal target dose and safety of ide-cel in patients with high-risk newly-diagnosed multiple myeloma.
For the development of the bb21217 product candidate, we are conducting the CRB-402 study, a single-dose, open label, single-arm, multi-center, phase 1 dose escalation/ dose expansion clinical study in the United States to examine the safety and efficacy of our bb21217 product candidate in up to 74 patients with relapsed and refractory multiple myeloma. In order to be eligible for CRB-402, patients must have received three prior regimens, including a proteasome inhibitor (PI: bortezomib or carfilzomib) and immunomodulatory agent (IMiD: lenalidomide or pomalidomide), or be “double-refractory” to both a proteasome inhibitor and an immunomodulatory agent.  In the expansion cohort, patients must have received at least a PI, and IMiD and daratumumab, and be refractory to their last line of therapy. Patients receive one cycle of lymphodepletion with cyclophosphamide and fludarabine prior to infusion of the bb21217 drug product.
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
In December 2020, we presented updated clinical data from the CRB-402 study at the ASH Annual Meeting. All data presented at the ASH Annual Meeting and summarized here are as of the data cut-off date of September 1, 2020. Sixty-nine patients received treatment as of the data cut-off. Patients had a median of six prior lines of therapy and 78 percent of patients received at least one prior autologous stem cell transplant.

CAR+ T cell dose level	150 x 10[6] (n=12)	300 x 10[6] (n=14)	450 x 10[6] (n=43)	150-450 x 10[6] (n=69)

Median follow-up (min, max), months	20 (4, 35)	11 (3, 21)	4 (<1, 17)	6 (<1, 35)
Tumor repsonse, n/N(%)
ORR	10/12 (83)	6/14 (43)	24/33 (73)	40/59 (68)
sCR/CR	5 (42)	2 (14)	10 (30)	17 (29)
VGPR	5 (42)	3 (21)	7 (21)	15 (25)
PR	0	1 (7)	7 (21)	8 (14)
Median time to first response (min,max), months
≥PR	1 (1, 2)	1 (1, 1)	1 (1, 2)	1 (1, 2)
≥CR	6 (1, 24)	12 (6, 18)	1 (1, 13)	2 (1, 24)

CAR-T cell persistence was observed in 27 of 30 patients with ongoing response and evaluable at three months, 20 of 23 patients with ongoing response and evaluable at six months, six of eleven patients with ongoing response and evaluable at twelve months, three of six patients with ongoing response and evaluable at 18 months, and two of two patients with ongoing response and evaluable at 24 months.
The adverse events observed with bb21217 were consistent with known toxicities of BCMA CAR T-cell therapies, with low rates of Grade ≥3 CRS and neurotoxicity. Of the 69 patients, 48 patients developed bb21217-related CRS: 45 with Grade 1/2, one with Grade 3, and two with Grade 5 (death). Eleven of 69 (16%) patients developed neurotoxicity; eight Grade 1/2, two Grade 3 (one with vertigo/dizziness and one with encephalopathy), and one Grade 4 (encephalopathy). One additional death occurred from infection within 6 months in the absence of MM progression. Cytopenias were common and not dose related. Grade ≥3 infections were reported in 26 % of patients (18 of 69).
Strategic collaborations in oncology
We have formed and intend to seek other opportunities to form strategic collaborations with third parties who can augment our T cell immunotherapy, lentiviral vector and gene-editing expertise, and to access the substantial funding and other resources required to develop and commercialize T cell immunotherapy products. To date, we have focused on forging a limited number of significant strategic collaborations with leading pharmaceutical companies and academic research centers where both parties contribute expertise to enable the discovery and development of potential product candidates. Currently, our strategic collaborations in oncology include relationships with:
•BMS, in the development of ide-cel and bb21217 product candidates in multiple myeloma;
•Regeneron, in the discovery, development, and commercialization of novel cell therapies for cancer;
•Medigene AG, to discover TCR product candidates in the field of cancer; and
•Gritstone Oncology, Inc., to validate targets and discover TCR product candidates in the field of cancer.
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
In September 2017, BMS exercised its option with respect to the bb21217 product candidate, and we exclusively licensed to BMS the worldwide rights to develop and commercialize the bb21217 product candidate, while retaining an option to co-develop and co-promote the bb21217 product candidate in the United States on terms substantially similar to the co-development and co-promotion arrangement for the ide-cel product candidate. In connection with its exercise of its option to obtain an exclusive license, BMS paid to us an option fee in the amount of $15.0 million. Under the terms of the license agreement with BMS for the exclusive rights to the development and commercialization of bb21217, we are and will be responsible for conducting and funding all research and development activities performed up through completion of the CRB-402 study. In 2019, the protocol was amended to enroll additional patients and BMS has agreed to reimburse us a specified amount for the additional patients.
In May 2020, we amended the co-development and co-promotion agreement with respect to ide-cel and the license agreement with respect to bb21217. Under these amended agreements, BMS was relieved of its obligations to pay us future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217 in exchange for an up-front, non-refundable, non-creditable payment of $200.0 million. In connection with these amendments, BMS assumed the contract manufacturing agreements relating to ide-cel adherent lentiviral vector. Over time, BMS is assuming responsibility for manufacturing ide-cel suspension lentiviral vector outside of the U.S., with bluebird responsible for manufacturing ide-cel suspension lentiviral vector in the United States. In addition, under these amended agreements, the parties are released from future exclusivity related to BCMA-directed T cell therapies. In addition, if we do not exercise our option to co-develop and co-promote the bb21217 product candidate in the United States, we are also eligible to receive up to $10.0 million in clinical milestone payments, up to $67.5 million in regulatory milestone payments and up to $45.0 million in commercial milestone payments, as well as a percentage of net sales as a royalty in a range from the mid-single digits to low-teens. The royalties payable to us are subject to certain reductions, including for any royalty payments required to be made by BMS to acquire patent rights, with an aggregate minimum floor. BMS will assume certain development obligations and must report on their progress in achieving these milestones on a quarterly basis.
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
Manufacturing in Oncology
In November 2017, we purchased a partially completed manufacturing facility located in Durham, North Carolina for $11.5 million. We acquired this 125,000 square foot facility to provide manufacturing capacity for our lentiviral vectors in support of our current and planned gene and cell therapy product candidates. In March of 2019, we announced the official opening of this facility, of which a portion has been placed into service and the remainder is in the process of construction. We currently expect that it will begin to produce lentiviral vector in 2021 in support of our oncology programs, including for ide-cel commercialization, if and when approval is obtained. In addition, we have entered into multi-year agreements with external manufacturing partners in the United States and Europe to support our various preclinical and clinical programs in oncology.
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
We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain genes, transgenes, methods of transferring genetic material into cells, genetically modified cells, processes to manufacture our lentivirus-based product candidates and other proprietary technologies and processes related to our lead product development candidates. As of January 31, 2021, our patent portfolio includes the following:
•approximately 182 patents or patent applications that we own or have exclusively in-licensed from third parties related to lentiviral vectors and vector systems;
•approximately 40 patents or patent applications that we have non-exclusively in-licensed from third parties related to lentiviral vectors and vector systems;

•approximately 97 patents or patent applications that we own or have exclusively in-licensed from third parties, including 13 that are co-owned with MIT, related to vector manufacturing or production;
•approximately 194 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from third parties related to therapeutic cellular product candidates;
•approximately 465 patents or patent applications that we own or have exclusively in-licensed or optioned from third parties related to oncology product candidates, including CAR T cell vector systems and manufacturing, T cell manufacturing, and therapeutic T cells;
•approximately 201 patents or patent applications that we own or have exclusively or co-exclusively in-licensed from third parties related to gene editing compositions and methods; and
•approximately 43 patent applications that we have non-exclusively in-licensed from third parties related to gene editing compositions and methods.
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
Beti-cel and LentiGlobin for SCD
The beti-cel and LentiGlobin for SCD programs include the following patent portfolios described below.
•Pasteur Institute. The Pasteur patent portfolio contains patent applications directed to FLAP/cPPT elements and lentiviral vectors utilized to produce beti-cel and LentiGlobin for SCD. As of January 31, 2021, we had an exclusive license to two issued U.S. patents. We expect the issued composition of matter patents to expire in 2022 and 2023 in the United States (excluding possible patent term extensions).
•RDF. The in-licensed patent portfolio from Research Development Foundation, or RDF, in part, contains patents and patent applications directed to aspects of our lentiviral vectors that may be utilized to produce beti-cel and LentiGlobin for SCD. As of January 31, 2021, we had an exclusive license (from RDF) to eight issued U.S. patents and two pending U.S. patent applications related to our lentiviral vector platform.  Corresponding foreign patents and patent applications related to our lentiviral vector platform include pending applications or issued patents in Canada, Europe, and Israel.  We expect the issued composition of matter patents to expire from 2021-2027 in the United States, and in 2022 in the rest of the world (excluding possible patent term extensions).  Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2021-2022 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio other than composition of matter patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2021-2022 (worldwide, excluding possible patent term extensions).
•MIT/bluebird bio.  This co-owned patent portfolio contains patents and patent applications directed to certain specific compositions of matter for lentiviral β-globin expression vectors.  As of January 31, 2021, we co-owned four issued U.S. patents and one pending U.S. patent application, as well as corresponding foreign patents issued in Europe and Hong Kong.  We expect the issued composition of matter patents to expire in 2023 (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2023 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2023 (worldwide, excluding possible patent term extensions).  We note that we have an exclusive license to MIT’s interest in this co-owned intellectual property.
•Children’s Medical Center Corporation (CMCC)/bluebird bio.  This co-owned patent portfolio contains patent applications directed to certain specific compositions of matter for treating β-thalassemia and SCD.  As of January 31, 2021, we co-owned one pending U.S. patent application, as well as nine corresponding foreign patent applications. We expect any composition of matter or methods patents, if issued from the pending patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2038 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2038 (worldwide, excluding possible patent term extensions). We note that we have an option to exclusively license CMCC’s interest in this co-owned intellectual property.

Our β-thalassemia and SCD research programs also include in-licensed patents and patent applications that are directed to certain specific compositions of matter and methods for treating β-thalassemia/SCD.  As of January 31, 2021, we had an exclusive license to two issued U.S. patents and one pending U.S. patent application and as well as 25 corresponding foreign patents and 15 pending corresponding foreign applications. We expect the issued composition of matter patents to expire in 2035 in the United States and in the rest of the world (excluding possible patent term extensions). Further, we expect any composition of matter or method patents, if issued from the pending patent applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2035 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2035 (worldwide, excluding possible patent term extensions).   In addition, as of January 31, 2021, we had a non-exclusive license to five issued U.S. patents, three pending corresponding foreign patent applications and 32 issued foreign patents. We expect the issued composition of matter and method patents to expire in 2029 in the United States and in the rest of the world (excluding possible patent term extensions). We expect any composition of matter or method patents, if issued from the pending patent applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2029 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2029 (worldwide, excluding possible patent term extensions.
Eli-cel
The eli-cel program includes the following patent portfolios described below.
•Pasteur Institute.  The in-licensed Pasteur patent portfolio contains the patents and patent applications described above directed towards aspects of our lentiviral vectors utilized to produce eli-cel.
•RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above directed towards aspects of our lentiviral vectors utilized to produce eli-cel.
•bluebird bio. The bluebird bio patent portfolio contains patents and patent applications directed to compositions of matter for eli-cel vectors and compositions and methods of using the vectors and compositions in cell-based gene therapy of adrenoleukodystrophy or adrenomyeloneuropathy.  As of January 31, 2021, we owned three U.S. patents and 26 issued foreign patents.  We expect the issued composition of matter patents for eli-cel vectors to expire in 2032 (excluding possible patent term extensions). Further, we expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions).  We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2032 (worldwide, excluding possible patent term extensions).
Ide-cel, bb21217, and independent multiple myeloma program
The multiple myeloma programs include the following patent portfolios described below.
•Pasteur Institute.  The in-licensed Pasteur patent portfolio contains patents and patent applications described above that are directed towards aspects of our lentiviral vectors utilized to produce our product candidates for multiple myeloma.
•RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above directed towards aspects of our lentiviral vectors utilized to produce our product candidates for multiple myeloma. In addition, the RDF portfolio contains additional patent applications directed to aspects of our oncology program.  As of January 31, 2021, we had an exclusive license (from RDF) to five issued patents related to our oncology platform.  We expect the issued patents to expire from 2021-2022 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2021-2022 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2021-2022 (worldwide, excluding possible patent term extensions).
•Biogen. The in-licensed patent portfolio from Biogen Inc., formerly Biogen Idec MA Inc. and referred to herein as Biogen, contains patents and patent applications directed towards aspects of T cell-based products that target BCMA. As of January 31, 2021, we had a co-exclusive license to five issued U.S. patents and one pending U.S. patent application and one pending corresponding foreign application and 49 issued corresponding foreign patents related to bb2121.  We expect the issued patents to expire from 2024-2032 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2024-2030 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2024-2030 (worldwide, excluding possible patent term extensions).
•NIH. The in-licensed patent portfolio from NIH contains patents and patent applications directed towards aspects of T cell-based products that target BCMA. As of January 31, 2021, we had an exclusive license to 13 issued U.S. patents, 3 pending U.S. patent applications and 20 corresponding foreign patent applications and 19 issued corresponding foreign patents related to ide-cel.  We expect the issued composition of matter patents to expire from 2033-2034 (excluding possible patent term extensions).  We expect any other composition of matter and methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).
•bluebird bio. The bluebird bio patent portfolio contains patents and patent applications directed to certain specific compositions of matter for generating CAR T cells. As of January 31, 2021, we owned seven issued U.S. patents, ten pending U.S. patent applications, 104 corresponding foreign patent applications, 181 foreign patents and one pending PCT application.  We expect the issued composition of matter and methods patents to expire in 2035 (excluding possible patent term extensions).  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2035-2040 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2035-2040 (worldwide, excluding possible patent term extensions).
Lentiviral platform (e.g., vectors, manufacturing, and cell therapy products)
The lentiviral platform, which is potentially applicable across our programs in severe genetic disease and oncology, includes the following patent portfolios described below.
•Pasteur Institute. The Pasteur patent portfolio contains the patents and patent applications described above.
•RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above.
•SIRION. The in-licensed patent portfolio from SIRION Biotech GmbH, or SIRION, contains patents and patent applications directed to methods of manufacturing ex vivo gene therapy products with a lentiviral vector. As of January 31, 2021, we had an exclusive license to two issued U.S. patents, one pending U.S. patent application and two corresponding foreign patent applications and issued corresponding foreign patents in Europe, Israel, and Japan.  We expect the issued method patents to expire in 2033 (excluding possible patent term extensions).  We expect any other composition of matter and methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).
•bluebird bio.  Another component of the bluebird bio patent portfolio includes the vector manufacturing platform and is potentially applicable across our severe genetic disease and oncology programs.  This portion of the portfolio contains patents and patent applications directed to improved methods for transfection and transduction of therapeutic cells. As of January 31, 2021, we owned three issued U.S. patents, four pending U.S. patent applications and 40 corresponding foreign patent applications and 55 issued corresponding foreign patents.  We expect the issued method patents to expire in 2032 (excluding possible patent term extensions).  We expect composition of matter and method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2032-2038 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2032-2038 (worldwide, excluding possible patent term extensions).
Oncology platform (e.g., vectors, manufacturing, and T cell-based products)
Our T cell-based oncology platform and oncology research program, which is applicable to our multiple myeloma programs and other potential programs in cancer, includes the following patent portfolios described below.
•Pasteur Institute. The Pasteur patent portfolio contains the patents and patent applications described above.

•RDF. The in-licensed RDF patent portfolio described above contains patents and patent applications that are also applicable to our oncology platform.  In addition, the RDF portfolio contains additional patent applications directed to aspects of our oncology program.  As of January 31, 2021, we had an exclusive license (from RDF) to five issued patents related to our oncology platform.  We expect the issued patents to expire from 2021-2022 (excluding possible patent term extensions).  Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2021-2022 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2021-2022 (worldwide, excluding possible patent term extensions).
•bluebird bio. One aspect of the bluebird bio patent portfolio contains patent applications directed to certain specific compositions of matter for generating CAR T cells directed against various cancers and improved CAR T cell compositions.  As of January 31, 2021, we owned three issued U.S. patents, 13 pending U.S. patent applications and 74 corresponding foreign patent applications and three foreign patents; six families of pending U.S. provisional applications; and nine pending PCT applications.  We expect the issued composition of matter patent to expire in 2034 (excluding possible patent term extensions).  We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2034-2041 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2034-2041 (worldwide, excluding possible patent term extensions).
•T Cell Manufacturing Methods License.  We have in-licensed patents and patent applications that are directed to certain specific methods for generating CAR T cells.  As of January 31, 2021, we had a nonexclusive license to two issued U.S. patents, one pending U.S. patent application, and 30 corresponding issued foreign patents.  We expect the issued method patents to expire in 2026 (excluding possible patent term extensions).  Further, we expect methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2026 (excluding possible patent term extensions).  We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2026 (worldwide, excluding possible patent term extensions).
•T Cell Immunotherapy Product Candidate Licenses. We have in-licensed patents and patent applications that are directed to certain specific compositions of matter for generating CAR T cells directed against various cancers and related methods of treatment.  As of January 31, 2021, we have an exclusive license to one issued U.S. patent and ten corresponding foreign patents and co-own a pending US application and seven corresponding foreign patent applications to a particular target antigen. We expect the issued composition of matter patent to expire in 2025 (excluding possible patent term extensions). We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2036 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2036 (worldwide, excluding possible patent term extensions).   In addition, as of January 31, 2021, we have an exclusive license to three families of U.S. non-provisional applications and corresponding PCT applications directed to compositions and methods for treating cancers that express particular target antigens. We expect any composition of matter or method of use patents, if issued from a corresponding nonprovisional application or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2039 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2039 (worldwide, excluding possible patent term extensions). Also as of January 31, 2021, we co-own a PCT application directed to compositions and methods for treating cancers that express a particular antigen. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional applications or foreign applications, if applicable, and if the appropriate, renewal, annuity or other governmental fees are paid, to expire in 2040 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2040 (worldwide, excluding possible patent term extensions). Also as of January 31, 2021, we co-own three families of PCT applications directed to compositions and methods for treating cancers that express a particular antigen. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2040 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2040 (worldwide, excluding possible patent term extensions). Also as of January 31, 2021, we have an option to exclusively license two U.S. patent applications and 7 corresponding foreign patent applications that are directed to compositions and methods for treating cancers that express a particular antigen. We expect any composition of matter or methods patents, if issued from corresponding nonprovisional applications or foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2037-2039 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2037-2039 (worldwide, excluding possible patent term extensions).
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
•Gene Editing License. We in-licensed patent portfolios that contain patents and patent applications directed to aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our β-thalassemia, SCD, oncology and other programs.  As of January 31, 2021, we had an exclusive/co-exclusive license to seven issued U.S. patents and one pending U.S. patent application and 27 corresponding foreign patents and three corresponding patent applications related to our gene editing platform. We expect the issued composition of matter patents to expire in 2030 (excluding possible patent term extensions). Further, we expect composition of matter or methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2030 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2030 (worldwide, excluding possible patent term extensions). In addition, as of January 31, 2021, we had an exclusive license to two issued U.S. patents and six corresponding foreign patents related to our gene editing platform. We expect the issued composition of matter patent to expire from 2027-2031 in the United States (excluding possible patent term extensions) and in 2027 in the rest of the world.
•Academic Gene Editing Licenses. We in-licensed patent portfolios from multiple academic medical centers, each portfolio containing patents and patent applications directed to aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our β-thalassemia, SCD, oncology and other programs. As of January 31, 2021, we had an exclusive license to four issued U.S. patents and three pending U.S. patent applications and 15 corresponding foreign patents and two corresponding patent applications related to our gene editing platform. We expect the issued patent to expire in 2027 (excluding possible patent term extensions) in the U.S. and from 2027-3032 in the rest of the world. We expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2027-2032 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2027-2032 (worldwide, excluding possible patent term extensions). As of January 31, 2021, we also had a non-exclusive license to one issued U.S. patent and one pending U.S. patent application related to our gene editing platform. We expect the issued composition of matter patent to expire in 2035 (excluding possible patent term extensions). We expect any other composition of matter or methods patents, if issued from corresponding nonprovisional applications or foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2035 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2035 (worldwide, excluding possible patent term extensions). In addition, as of January 31, 2021, we had an exclusive license to one issued U.S. patent, and 20 corresponding issued foreign patents and 7 corresponding foreign patent applications related to our gene editing platform. We expect the issued composition of matter patents to expire in 2033 (excluding possible patent term extensions). We expect other composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2033 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).  As of January 31, 2021, we also had a non-exclusive license to two issued U.S. patents, one pending U.S. application, 25 corresponding foreign patent applications, and 13 corresponding foreign patents related to our gene editing platform. We expect the issued composition of matter patents to expire in 2033 (excluding possible patent term extensions). Further, we expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2033 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).
•bluebird bio. One aspect of the bluebird bio patent portfolio contains patent applications that are potentially applicable to certain aspects of our gene editing platform to produce genome modifying enzymes and genetically modified cells that are potentially applicable to our oncology and other programs.  As of January 31, 2021, we owned 11 patent families that include one issued U.S. patent, 14 pending U.S. patent applications and 58 corresponding foreign patent applications related to our gene editing platform. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2037-2038 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2037-2038 (worldwide, excluding possible patent term extensions).   As of January 31, 2021, we owned three PCT applications related to our gene editing platform. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2038-2039 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2038-2039 (worldwide, excluding possible patent term extensions). As of January 31, 2021, we also owned one provisional application related to our gene editing platform. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2041 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2041 (worldwide, excluding possible patent term extensions).  As of January 31, 2021, we co-owned (with Cellectis SA) two issued U.S. patents, two corresponding foreign patent applications, and 17 corresponding foreign patents related to our gene editing platform. We expect composition of matter or method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2034 (excluding possible patent term extensions). We expect the other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2034 (worldwide, excluding possible patent term extensions).
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
Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include eli-cel, we will be obligated to pay Inserm a percentage of net sales as a royalty for the longer of the life of any patents covering the product or 10 years from first commercial sale. This royalty is in the low single digits. The royalties payable to Inserm are subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits.
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
Institut Pasteur
We have entered into a license with Institut Pasteur for certain patents relating to the use of DNA sequences, lentiviral vectors and recombinant cells in the field of ex vivo gene therapy and CAR T cell-based therapy in a range of indications, excluding vaccinations. This agreement was amended twice in 2012, again in 2013 and most recently in 2015. The Institut Pasteur licensed patent portfolio includes two U.S. patents. The issued patents have statutory expiration dates in 2022 and 2023. The license is exclusive for products containing human and non-human lentiviral vectors. Institut Pasteur retains the right, on behalf of itself, its licensees and research partners, to conduct research using the licensed intellectual property.
We have the right to grant sublicenses outright to third parties under the agreement. For the first sublicense including a product targeting β-hemoglobinopathies (including β-thalassemia and SCD) or ALD (including CALD and adrenomyeloneuropathy), we must pay Institut Pasteur an additional payment of €3.0 million. If we receive any income (cash or non-cash) in connection with sublicenses for products targeting indications other than β-hemoglobinopathies (including β-thalassemia and SCD) or ALD (including CALD and adrenomyeloneuropathy ), we must pay Institut Pasteur a percentage of such income varying from low single digits if the sublicense also includes licenses to intellectual property controlled by us, and a percentage of sublicense income in the mid-range double digits if the sublicense does not include licenses to intellectual property controlled by us.
Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include beti-cel, LentiGlobin for SCD, eli-cel, ide-cel and bb21217, we will be obligated to pay Institut Pasteur a percentage of net sales as a royalty. This royalty varies depending on the indication of the product but in any event is in the low single digits. In addition, starting in 2016 we must make under this agreement an annual maintenance payment which is creditable against royalty payments on a year-by-year basis. If the combined royalties we would be required to pay to Institut Pasteur and third parties is higher than a pre-specified percentage, we may ask Institut Pasteur to re-negotiate our royalty rates under this relationship.

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
Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include beti-cel, LentiGlobin for SCD, eli-cel, ide-cel and bb21217, we will be obligated to pay Stanford a percentage of net sales as a royalty. This royalty varies with net sales but in any event is in the low single digits and is reduced for each third-party license that requires payments by us with respect to a licensed product, provided that the royalty to Stanford is not less than a specified percentage which is less than one percent. Since April 2013, we have been paying Stanford an annual maintenance fee, which will be creditable against our royalty payments.
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
Massachusetts Institute of Technology
In December 1996, we entered into an exclusive license with the Massachusetts Institute of Technology, referred to herein as MIT, for use of certain patents in any field. This license agreement was amended in December 2003, May 2004 and June 2011. The licensed patent portfolio includes at least 13 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have a statutory expiration date from in 2023. This license also has been amended to include a case jointly owned by MIT and us wherein we received the exclusive license to MIT’s rights in this case. MIT retains the right to practice the intellectual property licensed under the agreement for noncommercial research purposes.
We have the right to grant sublicenses outright to third parties under the agreement. In the event we sublicense the patent rights, we must pay MIT a percentage of all payments we receive from by the sublicensee. This percentage varies from mid-single digits to low double digits.
Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include beti-cel and LentiGlobin for SCD, we will be obligated to pay MIT a percentage of net sales by us or our sublicensees as a royalty. This royalty is in the low single digits and is reduced for royalties payable to third parties, provided that the royalty to MIT is not less than a specified percentage that is less than one-percent. In addition, we make under this agreement an annual maintenance payment which may be credited against the royalty payments.

We are required to use diligent efforts to market licensed products and to continue active, diligent development and marketing efforts for licensed products during the term of the agreement. We have assumed certain milestones with respect to raising capital investment and regulatory progress. We must report on our progress on achieving these milestones on an annual basis.
We may unilaterally terminate the license agreement upon six months’ notice to MIT. MIT may terminate the agreement if we cease to carry on our business, or in the event of our material breach which remains uncured after 90 days of receiving written notice of such breach (30 days in the case of nonpayment). In the event the agreement is terminated, while the license grant would cease, we would retain a right to complete manufacture of any licensed products in process and sell then-existing inventory. In addition, MIT would grant our sublicensees a direct license following such termination. With respect to jointly owned intellectual property, any termination would allow MIT to grant licenses to any third-party to such intellectual property, without our approval, unless a sublicensee was already in place, in which case, MIT would grant our sublicensees a direct license.
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
Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include beti-cel, LentiGlobin for SCD, eli-cel, ide-cel and bb21217 , we are obligated to pay RDF a percentage of net sales as a royalty. This royalty is in the low single digits and is reduced by half if during the following ten years from the first marketing approval the last valid claim within the licensed patent that covers the licensed product expires or ends.
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
Biogen
In August 2014, we entered into a license agreement with Biogen, pursuant to which we co-exclusively licensed certain patents and patent applications directed towards aspects of T cell-based products that target BCMA. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date between 2024 and 2032. Biogen retains the right to practice and use the licensed patents in the licensed field and territory.  We have the right to grant sublicenses to third parties, subject to certain conditions. Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include ide-cel and bb21217, we will be obligated to pay Biogen a percentage of net sales as a royalty in the low single digits. We are required to use commercially reasonable efforts to research and develop one or more licensed products in the license field during the term of the agreement. Additionally, we have assumed certain development and regulatory milestone obligations and must report on our progress in achieving those milestones on a periodic basis. We may be obligated to pay up to $24.0 million in the aggregate for each licensed product upon the achievement of these milestones. We may unilaterally terminate the license agreement at any time with prior written notice to Biogen. Either party may terminate the license in the event of the other party’s material breach upon notice and an opportunity for the breaching party to cure. Either party may also terminate the agreement in the event bankruptcy proceedings are opened against the other party and are not dismissed within a specified period of time.  Absent early termination, the agreement will automatically terminate upon the expiration of all patent rights covered by the agreement or ten years from the date of first commercial sale of a licensed product, whichever is later. The longest lived patent rights licensed to us under the Agreement are in a U.S. patent, currently expected to expire in 2032.
NIH
In August 2015, we entered into a license agreement with the NIH, pursuant to which we exclusively licensed certain patents and patent applications directed towards aspects of T cell-based products that target BCMA. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date in 2033-2034. NIH retains the right to practice the intellectual property licensed under the agreement on behalf of the government of the United States. We have the right to grant sublicenses to third parties, subject to certain conditions. For each such sublicense we grant we must pay the NIH a fee. Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include ide-cel and bb21217, we will be obligated to pay the NIH a percentage of net sales as a royalty in the low single digits. We are required to use commercially reasonable efforts to research and develop one or more licensed products in the license field during the term of the agreement. Additionally, we have assumed certain development and regulatory milestone obligations and must report on our progress in achieving those milestones on a periodic basis. We may be obligated to pay up to $9.7 million in the aggregate for a licensed product upon the achievement of these milestones. We may unilaterally terminate the license agreement at any time with prior written notice to the NIH. The NIH may terminate the license in the event of our material breach upon notice and following an opportunity for us to cure the material breach. The NIH may also terminate the agreement in the event bankruptcy proceedings are opened against us and are not dismissed within a specified period of time.  Absent early termination, the agreement will automatically terminate upon the expiration of the patent rights covered by the agreement. The longest lived patent rights licensed to us under the Agreement are currently expected to expire in 2034.
SIRION
In December 2015, we entered into a license agreement with SIRION, pursuant to which we exclusively licensed certain patents and patent applications directed towards aspects of manufacturing gene therapy products. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date in 2033. We have the right to grant sublicenses to third parties, subject to certain conditions. Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include beti-cel and LentiGlobin for SCD, we will be obligated to pay SIRION a percentage of net sales as a royalty in the low single digits. We are required to use commercially reasonable efforts to research and develop one or more licensed products in the license field during the term of the agreement, and we must report on our progress in achieving those milestones on a periodic basis. We may be obligated to pay up to $13.4 million in the aggregate upon the achievement of certain development and regulatory milestones. We may unilaterally terminate the license agreement at any time with prior written notice to SIRION. SIRION may terminate the license in the event of our material breach upon notice and following an opportunity for us to cure the material breach. SIRION may also terminate the agreement in the event bankruptcy proceedings are opened against us and are not dismissed within a specified period of time. Absent early termination, the agreement will automatically terminate upon the expiration of the patent rights covered by the agreement. The longest lived patent rights licensed to us under the Agreement are currently expected to expire in 2033.
Orchard Therapeutics Limited
In April 2017, we entered into a license agreement with GlaxoSmithKline Intellectual Property Development Limited, or GSK, pursuant to which GSK non-exclusively licensed certain of our patent rights related to lentiviral vector technology to develop and commercialize gene therapies for Wiscott-Aldrich syndrome and metachromatic leukodystrophy, two rare genetic diseases. Effective April 2018, this license agreement was assigned by GSK to Orchard Therapeutics Limited, or Orchard. Financial terms of the agreement included an upfront payment to us as well as potential development and regulatory milestone payments and low single digit royalties on net sales of covered products.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products. Depending on how successful these competitive efforts are, it is possible they may increase the barriers to adoption and success for our product candidates, and our preclinical T cell-based cancer immunotherapy product candidates. These efforts include the following:
β-thalassemia — The current standard of care for the treatment of β-thalassemia in the developed world is chronic blood transfusions to address the patient’s anemia. In addition, such patients often receive iron chelation therapy to help manage the iron overload associated with their chronic blood transfusions. Novartis and Chiesi, who provide the leading iron chelation therapies, are seeking to develop improvements to their product profile and accessibility. A number of different approaches are under investigation that seek to improve the current standard of care treatment options, including a protein that aims to improve red blood cell production and small molecule that aims to improve red blood cell metabolism. Reblozyl (luspatercept), a subcutaneously-delivered protein therapeutic marketed by Acceleron Pharma, Inc. and BMS that targets molecules in the TGF-β superfamily, has been approved in the United States for the treatment of anemia in adult patients with beta thalassemia who require regular red blood cell (RBC) transfusions, and was recently approved in the EU for the treatment of adult patients with transfusion-dependent anaemia associated with beta-thalassemia. Additionally, Agios has announced that mitapivat, an oral pyruvate kinase receptor activator, will be entering phase 3 evaluations in 2H 2021. Some patients with β-thalassemia receive HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. In addition, there are a number of academic and industry-sponsored research and development programs to improve the outcomes of allogeneic HSCT, or the tolerability and safety of haploidentical HSCT, while increasing the availability of suitable donors. There are also several different groups developing gene therapy options for β-thalassemia. These include: CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals Incorporated) is conducting an ongoing phase 1/2 study for its CTX-001, which leverages the CRISPR/Cas9 gene editing platform to disrupt the BCL11A erythroid enhancer; Sangamo BioSciences Inc. (in collaboration with Bioverativ Inc., a Sanofi company) is investigating ST-400, using a zinc finger nuclease-mediated gene-editing approach currently in an ongoing phase 1/2 study; and the San Raffaele Telethon Institute for Gene Therapy (in collaboration with Orchard Therapeutics) is currently investigating its gene therapy in a phase 2 study of adults and pediatric patients with transfusion dependent β-thalassemia (TDT), though Orchard Therapeutics has announced that this program has been deprioritized as of May 2020.
Sickle cell disease — The current standard of care for the treatment of SCD in the developed world is chronic blood transfusions or hydroxyurea (a generic drug). In addition, patients treated with chronic blood transfusions often receive iron chelation therapy to help manage the iron overload. We are aware of ongoing studies that continue to evaluate the efficacy and safety of hydroxyurea in various populations. In addition, a limited number of patients with SCD receive allogeneic HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. There are a number of academic and industry-sponsored research and development programs to improve the tolerability and safety of allogeneic HSCT with less well-matched sources of donor cells, while increasing the availability of suitable donors. Emmaus Life Sciences, Inc. received FDA approval for and have launched Endari (L-glutamine) for the treatment of SCD. In addition to the FDA approved hemoglobin S (HbS) polymerization inhibitor (voxelotor, Global Blood Therapeutics, Inc.) and the FDA / EMA approved antibody to p-selectin (crizanlizumab, Novartis), a number of different therapeutic approaches for the chronic treatment of SCD are under investigation targeting the various aspects of SCD pathophysiology, including: Pyruvate Kinase-R (PKR) activator, FT-4202, in a phase 1 study supported by Forma Therapeutics, a PDE9 inhibitor, IMR-687, in a phase 2 study supported by IMARA Inc., a pyruvate kinase receptor activator, mitapivat, in a phase 1 study supported by Agios Pharmaceuticals, Inc.. There are also several different groups developing gene therapy options for Sickle Cell Disease. These include: CRISPR Therapeutics AG’s (in collaboration with Vertex Pharmaceuticals Incorporated) ongoing phase 1/2 study for its CTX-001, which leverages the CRISPR/Cas9 gene editing platform to disrupt the BCL11A erythroid enhancer, Aruvant Sciences, Inc.’s ongoing phase 1/2 study for its ARU-1801, which leverages a lentiviral vector encoding γ-globin,, Editas Medicine, Inc.’s ongoing phase 1/2 study for its EDIT-301, which leverages the CRISPR/Cas12a gene editing platform to target the HBG1/2 promoter to upregulate HbF, and Graphite Bio’s ongoing phase 1/2 study for its GPH101, which leverages a gene correction platform (CRISPR / homology directed repair (HDR)) to restore normal hemoglobin production . There are several other groups developing gene therapy approaches for SCD in early phases of development, including Beam Therapeutics, CSL Behring, Intellia Therapeutics, Inc. (in collaboration with Novartis), and Children’s Hospital of Philadelphia (CHOP).
CALD — The current standard of care for the treatment of CALD is allogeneic HSCT. We understand that various academic centers around the world are seeking to develop improvements to allogeneic HSCT, such as Magenta Therapeutic, Inc.’s cord blood expansion technology which is currently being investigated in a phase 2 clinical trial for the treatment of inherited metabolic disorders, including adrenoleukodystrophy. Other possible treatments being investigated include Orpheris, Inc.’s OP-101, Minoryx Therapeutics’ MIN-102 (leriglitazone), and Viking Therapeutics’ VK0214.
Multiple Myeloma — The current standard of care for relapsed and refractory multiple myeloma includes IMIDs (e.g., thalidomide, lenalidomide, pomalidomide), proteasome inhibitors (e.g., bortezomib, carfilzomib, ixazomib), monoclonal antibodies (e.g., daratumamab, elotuzumab), cytotoxic agents, and HSCT. There are several groups developing autologous T cell therapies for relapsed and refractory multiple myeloma that use a similar autologous ex vivo approach, but a different target antigen, BCMA single-chain variable fragment or, we believe, cell processing techniques. These programs include: an anti-BCMA CAR T cell therapy that is in a phase 1b/2 study in the United States (Nanjing Legend in collaboration with Janssen Biotech); an anti-BCMA CAR T cell therapy that is in phase 1 study (Poseida Therapeutics, Inc.); an anti-BCMA CAR T cell therapy in clinical development (phase 1/2) sponsored by BMS following the completion of its acquisition of Juno Therapeutics, Inc and an anti-BCMA CAR T cell therapy that is in phase I study (Innovent Biologics Inc). In addition to these autologous T cell-based approaches, Allogene Therapeutics, Inc., Poseida, and CRISPR Therapeutics have disclosed preclinical programs for allogeneic BCMA CAR T cell therapies. There are also therapies using other modalities being developed by several groups, including multiple bispecific T cell engagers, including programs currently in clinical studies supported by Amgen Inc., Regeneron, Janssen Research and Development, LLC, BMS, as well as a specific antibody therapy currently in a phase 1 study supported by Pfizer, Inc., and an antibody drug conjugate therapy supported by GSK that underwent a BLA submission, and those being developed in preclinical programs.
T cell-based immunotherapies in oncology — Hundreds of academic laboratories, biotechnology and pharmaceutical companies are researching and developing T cell-based immunotherapies in oncology, in addition to the multiple myeloma programs described above. These include and are not limited to Novartis AG, Adaptimmune Inc., Bristol-Myers Squibb Inc., Gilead Sciences, Inc., Pfizer Inc., Amgen, Inc., Sanofi and Takeda among others. Many of the T cell-based immunotherapy programs being developed by these companies are in phase 1/2 clinical trials for multiple indications. Cancer therapies in other modalities, such as bispecific antibodies, antibody-drug conjugates, and dendritic cell vaccines, as well as combinatorial approaches are also in development across a wide range of targets.
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
Ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from successfully commercializing our product or any future products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

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
U.S. review and approval processes
After the completion of clinical studies of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act, or PREA, as amended, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.
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
Regenerative medicine advanced therapies designation
As part of the 21st Century Cures Act, Congress amended the FD&C Act to facilitate an efficient development program for, and expedite review of regenerative medicine advanced therapies, which include cell and gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products.  Regenerative medicine advanced therapies do not include those human cells, tissues, and cellular and tissue based products regulated solely under section 361 of the Public Health Service Act and 21 CFR Part 1271.  This program is intended to facilitate efficient development and expedite review of regenerative medicine therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition and qualify for RMAT designation.  A drug sponsor may request that FDA designate a drug as a RMAT concurrently with or at any time after submission of an IND.  FDA has 60 calendar days to determine whether the drug meets the criteria, including whether there is preliminary clinical evidence indicating that the drug has the potential to address unmet medical needs for a serious or life-threatening disease or condition.  A BLA for a regenerative medicine therapy that has received RMAT designation may be eligible for priority review or accelerated approval through use of surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites.  Benefits of RMAT designation also include early interactions with FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval.  A regenerative medicine therapy with RMAT designation that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence from clinical studies, patient registries, or other sources of real world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.
Post-approval requirements
Maintaining compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to GMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of ZYNTEGLO and any future products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.
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
We also must comply with the FDA’s and other jursidictions’ advertising and promotion requirements, such as those related to direct-to-consumer advertising and advertising to healthcare professionals, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. Consequences could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with healthcare professionals, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.
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
Pricing, Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States, sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers, including governments. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. Third-party payers can include government healthcare systems, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers may provide coverage, but place stringent limitations on such coverage, such as requiring alternative treatments to be tried first. These third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety, efficacy, and overall value. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to incurring the costs required to obtain FDA approvals. Our product candidates may not be considered medically reasonable or necessary or cost-effective. Even if a drug product is covered, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
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
We have proposed novel payment models, including outcomes-based arrangements with payments over time, to assist with realizing the value and sharing the risk of a potential one-time treatment, such as for ZYNTEGLO. While we are engaged in discussions with potential payers, there is no assurance that these payment models will be widely adopted by payers. Even with these payment models, there may be substantial resistance to the cost of our products by payers and the public generally. These payment models may not be sufficient for payers to grant coverage, and if we are unable to obtain adequate coverage for our products, the adoption of our products and access for patients may be limited. In addition, to the extent reimbursement for our products is subject to outcomes-based arrangements, our future revenues from product sales will be more at risk. These factors could affect our ability to successfully commercialize our products and adversely impact our business, financial condition, results of operations and prospects.
COVID-19
Beginning in late 2019, the outbreak of a novel strain of coronavirus (COVID-19) has evolved into a global pandemic. As a result, we continue to experience disruptions and increased risk in our operations and those of third parties upon whom we rely, which may materially and adversely affect our business. These include disruptions and risks related to the conduct of our clinical trials, manufacturing, and commercialization efforts, as policies at various clinical sites and federal, state, local and foreign laws, rules and regulations continue to evolve, including quarantines, travel restrictions, and direction of healthcare resources toward pandemic response efforts. We continue to evaluate the impact of the COVID-19 global pandemic on patients, healthcare providers and our employees, as well as our operations and the operations of our business partners and healthcare communities. In response to the COVID-19 pandemic, we have implemented policies at our locations to mitigate the risk of exposure to COVID-19 by our personnel, including restrictions on the number of staff in any given research and development laboratory or manufacturing facility, a work-from-home policy applicable to the majority of our personnel, and a phased approach to bringing personnel back to our locations over time. Given the importance of supporting our patients, we are diligently working with our suppliers, healthcare providers and partners to provide patients with access to ZYNTEGLO, while taking into account regulatory, institutional, and government guidance, policies and protocols. Further, we are working with our clinical study sites to understand the duration and scope of the impact on enrollment, develop protocols to help mitigate the impact of the COVID-19 pandemic, and other activities for our ongoing clinical studies. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K) for further discussion regarding the impact of COVID-19 on our fiscal year 2020 financial results.
The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. Refer to Risk Factors (Part I, Item 1A of this Form 10-K) for a discussion of these factors and other risks.
Human capital
As of January 31, 2021, we had 1,213 full-time employees, 223 of whom have Ph.D., M.D. or Pharm.D. degrees. Of these full-time employees, 750 employees are engaged in research and development activities and 463 employees are engaged in commercial, finance, legal, business development, human resources, information technology, facilities and other general administrative functions. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
Compensation and benefits programs
Our compensation programs are designed to align our employees' interests with the drivers of growth and stockholder returns by supporting the Company's achievement of its primary business goals. The Company's goal is to attract and retain employees whose talents, expertise, leadership, and contributions are expected to sustain growth and drive long-term stockholder value. Consequently, we provide employee wages that are competitive within our industry, and we engage a nationally-recognized outside compensation and benefits consulting firm to independently evaluate the effectiveness of our compensation and benefit programs and to provide benchmarking against our peers within the industry. We seek to align our employees' interests with those of stockholders by linking annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align the employee’s financial interests with the interests of shareholders. We are also committed to providing comprehensive benefit options and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. All employees are eligible for medical, dental, and vision insurance, paid and unpaid leaves, employee stock purchase plan, 401(k) plan, and group life and disability coverage.
Employee development and training
The development, recruitment and retention of our employees is a critical success factor for our company. To ensure we provide a meaningful experience for our employees, we regularly measure organizational culture and engagement to build on the competencies that are important for our future success. We have a robust talent and succession planning process and have established programs to support the talent pipeline for critical roles throughout our organization, to help us identify, foster, and retain high performing employees. To empower our employees to realize their potential at bluebird, we provide a range of development programs, opportunities and resources they need to be successful, including leveraging formal leadership training and coaching to improve performance and retention, increase our organizational learning and support the promotion of our current employees.
Diversity
We are committed to taking action to help address racial injustice and inequality. With significant input from employees and leaders at bluebird, our senior leadership team and board of directors has developed a set of commitments to help improve representation and culture of inclusion by pledging to accomplish the following by 2025:
•Double our Black, Indigenous, and Latino employee population;
•Balance our executive leadership and board of directors to ensure 50% representation of women and people of color; and
•Sustain 100% pay equity and increase representation of women and people of color across all levels.
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
Our business may be materially and adversely affected by the ongoing COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our business and that of third parties on which we rely. The extent to which the COVID-19 pandemic impacts our business will depend in part on future developments, which are uncertain and unpredictable in nature.
In December 2019, a novel strain of coronavirus (COVID-19) was reported and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and the imposition of additional requirements on businesses, have adversely affected workforces, organizations, healthcare communities, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of businesses across industries, including ours. As a result of the COVID-19 pandemic, we are experiencing disruptions in our operations and business, and those of third parties upon whom we rely. For instance, we are experiencing disruptions in the conduct of our clinical trials, manufacturing and commercialization efforts, including the treatment of patients in the commercial context. We cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic and related effects may have on our business, financial condition, results of operations and cash flows. We expect to continue experiencing these disruptions in our operations and those of our third parties for an unknown period of time, as the trajectory of the COVID-19 pandemic remains uncertain and continues to evolve in the United States and globally. These impacts, which may materially and adversely affect our business, include the following:
•We are conducting a number of clinical studies across our programs in geographies which are affected by the COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our clinical studies. Policies at various clinical sites and federal, state, local and foreign laws, rules and regulations are continuing to evolve, including through the implementation of quarantines and travel restrictions, and direction of healthcare resources toward pandemic response efforts. For instance, the availability of intensive care unit beds and related healthcare resources available to support activities unrelated to COVID-19 response have fluctuated with the incidence of severe cases of COVID-19 in the surrounding communities, and we anticipate that the availability of healthcare resources will continue to fluctuate and may become significantly constrained, with variability across geographies. The COVID-19 pandemic has disrupted the conduct of our ongoing clinical studies, with the result of slower patient enrollment and treatment as well as delays in post-treatment patient follow-up visits, the impact of which has varied by clinical study, with the most significant impacts being on our ongoing HGB-210 study for LentiGlobin for SCD. It is possible that these delays may impact the timing of our regulatory submissions. It is unknown how long these disruptions could continue. Moreover, we are commercializing ZYNTEGLO in Europe, and our ability to generate meaningful product revenue may be delayed. In addition to the constraints on healthcare systems and resources described above, which are also applicable in the commercial treatment context, we may experience decreased patient demand for our approved product during this period of disruption and increased uncertainty because potential patients may choose not to undergo treatment, or to delay treatment, with ZYNTEGLO.
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
•The trading prices for our shares of common stock and other biopharmaceutical companies have been highly volatile as a result of the economic volatility and uncertainty caused by the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of shares of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 pandemic will materially and adversely affect our business, the value of our common stock, and our ability to operate under our operating plan and execute our strategy. Our business and operating plan have already been impacted by the COVID-19 pandemic, the associated governmental restrictions, and the resulting economic conditions, leading us to reduce and defer costs, adjust our priorities, timelines and expectations, and implement a revised operating plan in the first half of 2020 with the intention that it would enable us to advance our corporate strategy and pipeline during this period of uncertainty.
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
•uncertainty as to when we will be able to resume normal clinical study enrollment and patient treatment activities, particularly at clinical study sites and qualified treatment centers located in highly impacted geographies as a result of disruptions at these sites;
•the ability to obtain or deliver sufficient and timely supplies, given the disruptions to the production capabilities of our manufacturers and suppliers, particularly with respect to the priority given to the development, regulatory approval, and manufacture of COVID-19 vaccines;
•our access to the debt and equity markets on satisfactory terms, or at all;
•disruptions in regulatory oversight and actions, as a result of significant and unexpected resources expended to address the COVID-19 by regulators and industry professionals; and
•any closures of our and our partners’ offices, operations and facilities.
The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments which are difficult to predict, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and other actions taken to contain or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our commercialization efforts, our clinical studies, our research programs, healthcare systems or the global economy, and if the ultimate impact of the COVID-19 pandemic and the resulting uncertain economic and healthcare environment is more severe than we anticipated, we may not be able to execute on our current operating plan or on our strategy. If the duration of the COVID-19 pandemic and the associated period of business and social restrictions and economic uncertainty is longer than we anticipated, our cash, cash equivalents, and marketable securities may not be sufficient to fund the activities under our operating plan for the time period that we anticipated, and we may be required to revise our operating plan further. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
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
•manage our spending as costs and expenses increase due to clinical trials, marketing approvals, and commercialization, including for any extension of marketing approval of ZYNTEGLO, and for any future products; and
•develop and maintain successful strategic alliances.
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
We focus our research and product development on treatments for severe genetic diseases and cancer. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product or any future products, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. Additionally, the potentially addressable patient population for our product and any future products may be limited or may not be amenable to treatment with our products. For instance, in our HGB-206 clinical study of LentiGlobin for SCD, we have received notice of safety events of acute myeloid leukemia and of myelodysplastic syndrome. If these safety events are shown to be related to the use of our lentiviral vector in the manufacture of the gene therapy or the use of myeloablative regimens prior to treatment, the market opportunity for our gene therapies may be negatively impacted even if our gene therapies ultimately receive marketing approval.
Even if we obtain significant market share for a product within an approved indication, because the potential target populations for our product and for the product candidates in our pipeline are small, we may never achieve profitability without obtaining marketing approval for additional indications. For instance, we received conditional marketing approval in Europe of ZYNTEGLO for the treatment of adult and adolescent patients with TDT who do not have a β0/β0 genotype. We do not have any assurance of whether or when ZYNTEGLO may be commercially available to pediatric patients less than 12 years of age, or to patients with all genotypes of TDT, or in markets outside of Europe. In the field of cancer, the FDA often approves new therapies initially only for use in patients with relapsed or refractory advanced disease. We expect to initially seek approval of our T cell-based product candidates in cancer in this context. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. For example, BMS has submitted a BLA seeking approval from the FDA for ide-cel as a treatment for relapsed and refractory multiple myeloma. BMS is conducting the KarMMa-2, KarMMa-3, and KarMMa-4 studies with the intention to generate data to support marketing approvals for earlier lines of therapy in multiple myeloma, but there is no assurance that such studies will be successful or be sufficient.
Any of these factors may negatively affect our ability to generate revenues from sales of our product and any future products and our ability to achieve and maintain profitability and, as a consequence, our business may suffer.
We rely on a complex supply chain for ZYNTEGLO and our product candidates. The manufacture and delivery of our lentiviral vector and drug products present significant challenges for us, and we may not be able to produce our vector and drug products at the quality, quantities, locations or timing needed to support commercialization and our clinical programs. In addition, we may encounter challenges with engaging or coordinating with qualified treatment centers needed to support commercialization.
In order to commercialize ZYNTEGLO and any future products, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties to manufacture the vector and the drug product in the commercial setting and for any clinical trials that we initiate. Currently, SAFC is the sole manufacturer of the lentiviral vector and Minaris Regenerative Medicine is the sole manufacturer of the drug product to support commercialization of ZYNTEGLO in Europe. Although we intend to eventually rely on a mix of internal and third-party manufacturers to support our commercialization efforts, we are still in the process of completing construction and qualification of our internal capacity and we have not secured commercial-scale manufacturing capacity in all of the regions where we intend to commercialize ZYNTEGLO or our late-stage product candidates, if they receive marketing approval. By building our own internal manufacturing facility, we have incurred substantial expenditures and expect to incur significant additional expenditures in the future. In addition, there are many risks inherent in the construction of a new facility that could result in delays and additional costs, including the need to obtain access to necessary equipment and third-party technology, if any. Also, we have had to, and will continue to, hire and train qualified employees to staff our manufacturing facility. We may not be able to timely or successfully build out our internal capacity or negotiate binding agreements with third-party manufacturers at commercially reasonable terms. If we fail to secure adequate capacity to manufacture our drug products or lentiviral vectors used in the manufacture of our drug products, we may be unable to execute on our development and commercialization plans on the timing that we expect.
The manufacture of our lentiviral vector and drug product is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, managing the transition from clinical manufacturing to manufacturing in the commercial setting, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot make any assurances that these problems will not occur in the future, or that we will be able to resolve or address in a timely manner or with available funds problems that occur. Because of the complexity of manufacturing our product and product candidates, transitioning production of either lentiviral vector or drug products to backup or second source manufacturing, or to internal manufacturing capacity, requires a lengthy technology transfer process and may require additional significant financial expenditures. Furthermore, our cost of goods development is at an early stage. The actual cost to manufacture our lentiviral vector and drug product could be greater than we expect and could materially and adversely affect the commercial viability of our product and any future products. If we or such third-party manufacturers are unable to produce the necessary quantities of lentiviral vector and our drug product, or in compliance with GMP or other pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and commercialization of our product and any future products may be materially harmed. Furthermore, if we or our third-party manufacturers are unable to produce our lentiviral vectors or our drug product in quantities, in accordance with regulatory requirements, including quality requirements, or within the time frames that we need to support our development and commercialization activities, it may result in delays in our plans or increased capital expenditures.
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
Additionally, since the HSCs and T cells used as starting material for our drug product have a limited window of stability following procurement from a patient, we must establish transduction facilities in the regions where we wish to commercialize our product and any future products. Currently, we rely on third-party contract manufacturers in the United States and Europe to produce drug product for commercialization and for our clinical studies. Since a portion of our target patient populations will be outside the United States and Europe, we will need to establish additional transduction facilities that can replicate our transduction process in order to address those patient populations. Establishment of such facilities may be financially impractical or impeded by technical, quality, or regulatory issues related to these new sites and we may also run into technical or scientific issues related to transfer of our transduction process or other developmental issues that we may be unable to resolve in a timely manner or with available funds.
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
Although we are continuing to build out our field team as part of our commercial launch in Europe, we have no prior sales or distribution experience and limited capabilities for marketing and market access. To successfully commercialize ZYNTEGLO and any other products that may result from our development programs, we will need to further develop these capabilities and expand our infrastructure to support commercial operations in the United States, Europe and other regions, either on our own or with others. Commercializing an autologous gene therapy such as ZYNTEGLO is resource-intensive and has required, and will continue to require, substantial investment in commercial capabilities. We are competing with companies that currently have extensive and well-funded marketing and sales operations. Without significant commercial experience as a company or the support of a third-party to perform these functions, including marketing and sales functions, we may be unable to compete successfully against these more established companies. Furthermore, a significant proportion of the patient populations for ZYNTEGLO and our potential products lies outside of the United States and Europe. We may not be able to establish our global capabilities and infrastructure in a timely manner or at all. The cost of establishing such capabilities and infrastructure may not be justifiable in light of the potential revenues generated by any particular product and/or in any specific geographic region. We currently expect to rely heavily on third parties to launch and market ZYNTEGLO and our potential products in certain geographies, if approved. We may enter into collaborations with third parties to utilize their mature marketing and distribution capabilities, but we may be unable to enter into agreements on favorable terms, if at all. If our future collaborative partners do not commit sufficient resources to commercialize ZYNTEGLO or our future products, if any, and we are unable to develop the necessary commercial and manufacturing capabilities on our own, we may be unable to generate sufficient product revenue to sustain our business.
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
The availability and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford expensive treatments, such as gene therapy products. Sales of our product and any future products will depend substantially, both domestically and abroad, on the extent to which the costs of our product and any future products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other payers. In addition, because our therapies represent new treatment approaches, the estimation of potential revenues will be complex.
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
Outside the United States, certain countries, including a number of member states of the European Union, set prices and reimbursement for pharmaceutical products, or medicinal products, as they are commonly referred to in the European Union, with limited participation from the marketing authorization holders. We cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaborators, the revenues from sales by us or our collaborators, and the potential profitability of our product and any future products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the European Union. Additionally, some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then may experience delays in the reimbursement approval of our product or be subject to price regulations that would delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate or recognize from the sale of the product in that particular country. For instance, although we have received conditional marketing approval for ZYNTEGLO in the European Union and the United Kingdom, we are still in the process of negotiating pricing and reimbursement approval in the jurisdictions where we are commercializing ZYNTEGLO, and there is no assurance that the approved prices or reimbursement levels that payers will be willing to pay will be acceptable to us.
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
Collectively, these factors could affect our ability to successfully commercialize our product and any future products and generate or recognize revenues, which would adversely impact our business, financial condition, results of operations and prospects.
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
Before obtaining marketing approval from regulatory authorities for the commercialization of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity and potency, and efficacy, of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. There is a high failure rate for drugs and biologics proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical studies even after achieving promising results in earlier stage clinical studies. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:

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
Results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There is limited data concerning long-term safety and efficacy following treatment with our gene therapy and T cell-based product candidates. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or marketing approval of our product candidates. For instance, while patients with SCD who have been treated with LentiGlobin may experience a reduction of vaso-occlusive events following successful engraftment, there can be no assurance that they will not experience vaso-occlusive events in the future. Similarly, patients with relapsed and refractory multiple myeloma who have been treated with ide-cel or the bb21217 product candidate may experience disease progression. We have experienced unexpected results in the past, and we may experience unexpected results in the future. For instance, initial results from our clinical studies of ZYNTEGLO suggested that patients with TDT who do not have a β0/β0 genotype experienced better outcomes from treatment than patients with TDT who have a β0/β0 genotype. Consequently, we received conditional approval in the European Union initially for the treatment of patients with TDT who do not have a β0/β0 genotype. In order to support an application for marketing approval of ZYNTEGLO in patients with TDT who have a β0/β0 genotype, we are conducting the HGB-212 study, but we do not know if or when ZYNTEGLO may be commercially available to all genotypes of TDT or types of β-thalassemia in Europe.
Even if our product candidates demonstrate safety and efficacy in clinical studies, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. We may experience delays or rejections based upon additional government regulation from future legislation or administrative action, changes in regulatory agency policy, or additional regulatory feedback or guidance during the period of product development, clinical studies and the review process. The field of cell and gene therapy is evolving, and as more products are reviewed by regulatory authorities, regulatory authorities may impose additional requirements that were not previously anticipated. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our treatment candidates. For example, the development of our product candidates for pediatric use is an important part of our current business strategy, and if we are unable to obtain marketing approval for the desired age ranges, our business may suffer. Furthermore, approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.
In general, the FDA requires the successful completion of two pivotal trials to support approval of a biologics licensing application, or BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. Because beti-cel has been granted the FDA’s Fast Track and Breakthrough Therapy designations, we are engaged in discussions with the FDA regarding the development plans for beti-cel to enable a submission of a BLA prior to the completion of our ongoing studies. Based on these discussions, we believe the results from our ongoing Northstar-2 and Northstar-3 clinical studies, together with data from our Northstar study, the LTF-303 long-term follow up protocol, and completed HGB-205 study, could be sufficient to form the basis for a BLA submission for beti-cel to treat patients with TDT. However, it should be noted that our ability to submit and obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the submission or approval of a BLA. Depending on the outcome of these ongoing clinical studies, the FDA may require that we conduct additional or larger pivotal trials before we can submit or obtain approval of a BLA for beti-cel for the treatment of patients with TDT. Furthermore, we are required to submit data relating to certain release assays designed to confirm the quality, purity and strength (including potency) of beti-cel as a condition for completing the BLA submission, which has the potential for further delaying the completion of our BLA submission, with the potential consequence of delaying any approval and commercial launch of beti-cel in the United States. In addition, in February 2021 we temporarily suspended marketing of ZYNTEGLO and the EMA has paused the renewal procedure for ZYNTEGLO's conditional marketing authorization while the EMA's pharmacovigilance risk assessment committee reviews the risk-benefit assessment for ZYNTEGLO and determines whether any additional pharmacovigilance measures are necessary, in light of safety events arising from our HGB-206 clinical study of LentiGlobin gene therapy for SCD. We cannot make any assurances as to what the EMA may require for ZYNTEGLO to return to the market in Europe, or what the FDA may require for approval of beti-cel in the United States.
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
Based on our discussions with the FDA, we believe that we may be able to seek accelerated approval for our LentiGlobin for SCD product candidate in the United States on the basis of clinical data from Group C of our ongoing HGB-206 clinical study, with our ongoing HGB-210 clinical study providing confirmatory data for full approval. We cannot be certain that data from our HGB-206 or HGB-210 clinical studies will be sufficiently robust from a safety and/or efficacy perspective to support either conditional approval or full approval. We are also engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin for SCD in Europe. Our development plan in the United States is contingent upon LentiGlobin for SCD demonstrating complete resolution of severe vaso-occlusive events, with globin response as a key secondary endpoint, and an acceptable safety profile in the study participants. Depending on the outcome of our ongoing and planned studies, the FDA may require that we conduct additional or larger clinical trials before our LentiGlobin product candidate is eligible for approval for the treatment of patients with SCD. In our discussions with FDA regarding the transition of manufacturing to the commercial setting from the clinical context, we are finalizing our plans for validating our commercial manufacturing processes and for providing the FDA with the comparability data that it requires. The FDA may not agree with these plans, or may require additional validation or comparability data as a condition for completing the BLA submission and filing. Any of these may result in delays in our ability to submit a BLA for regulatory approval of LentiGlobin for SCD. Furthermore, in light of a SUSAR of acute myeloid leukemia and a SUSAR of myelodysplastic syndrome in our HGB-206 clinical study reported to us in February 2021, the FDA has placed our clinical studies of LentiGlobin for SCD on clinical hold. We are investigating these events and plan to continue to work closely with the FDA in their review of these events, and we cannot make any assurances as to what the FDA may require to lift the clinical hold, if ever, or the timing for us to complete our investigation as to the relationship between the use of our lentiviral vector in manufacturing and these safety events. Taken together, these factors are likely to result in delays in our ability to submit a BLA for regulatory approval of LentiGlobin for SCD. In addition, we are engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin in SCD in Europe, and we cannot be certain that our HGB-206 study and HGB-210 study will be sufficient to form the basis for an initial MAA submission in Europe for the treatment of patients with SCD.
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
The manufacturing processes for our lentiviral vectors and our drug products are complex. We explore improvements to our manufacturing processes on a continual basis, as we evaluate clinical and manufacturing data and based on discussions with regulatory authorities. In some circumstances, changes in the manufacturing process may require us to perform additional comparability studies, collect additional data from patients, submit additional regulatory filings, or comply with additional requirements, which may lead to delays in our clinical development and commercialization plans. For instance, following the conditional approval of ZYNTEGLO by the European Commission, we continued to refine our commercial drug product manufacturing process to narrow some of the manufacturing process parameters and to tighten the range of commercial drug product release specifications, based on an ongoing discussion with the EMA and evolving clinical data. Implementing these changes to the ZYNTEGLO commercial manufacturing process had the effect of delaying our ability to treat the first patient in the commercial context in Europe. In LentiGlobin for SCD, we plan to seek regulatory approval for drug product utilizing lentiviral vector manufactured using the scalable suspension manufacturing process, rather than the adherent manufacturing process. The FDA and EMA may not agree with our proposed plans for demonstrating the comparability of the two processes, and may require us to conduct additional studies, collect additional data, develop additional assays, or modify release specifications, which may delay our ability to submit a BLA or MAA for regulatory approval of LentiGlobin for SCD. Over time, we also intend to transition the lentiviral vector manufacturing process for ZYNTEGLO in the European Union, and beti-cel in the United States, to the suspension manufacturing process, and the timing in which we are able to make the transition will be dependent upon reaching agreement with regulatory authorities, which may require us to conduct additional studies, collect additional data, develop additional assays, or modify release specifications.
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
We are engaged in the development of gene therapies for severe genetic diseases and cancer, and both fields are competitive and rapidly changing. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, more experienced manufacturing capabilities, or more established commercial infrastructure. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, or less costly than any products that we may develop, or achieve patent protection, marketing approval, product commercialization and market penetration earlier than us. Additionally, technologies developed by our competitors may render our potential products uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors. For additional information regarding our competition, see “Item 1. Business—Competition” in our Annual Report on Form 10-K.
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
Insertional oncogenesis is a risk of gene therapies using viral vectors. If the vectors for our product or product candidates are shown to lead to insertional oncogenesis, we may be required to halt or delay further clinical development of our product candidates, and cease the commercialization of our approved product, which may materially and negatively impact the commercial potential of our product and any future products.
A significant risk in any gene therapy product using viral vectors is that the vector will insert in or near cancer-causing oncogenes leading to uncontrolled clonal proliferation of mature cancer cells in the patient, known as insertional oncogenesis. In published studies, lentiviral vectors have demonstrated an improved safety profile over gamma-retroviral vectors used in early gene therapy studies, which we believe is due to a number of factors including the tendency of the lentiviral vectors to integrate within genes rather than in areas that control gene expression, as well as their lack of strong viral enhancers. Notwithstanding the historical data regarding the potential safety improvements of lentiviral vectors, the risk of insertional oncogenesis remains a significant concern for gene therapy and we cannot make any assurances that it will not occur in any of our clinical studies or in the commercial setting. Insertional oncogenesis leading to leukemia or lymphoma remains a risk. For instance, clonal predominance without a known clinical correlation has been detected in some patients treated with eli-cel including vector insertions into or near genes previously associated with cancer in the general population. In February 2021, a SUSAR of acute myeloid leukemia and a SUSAR of myelodysplastic syndrome in our HGB-206 clinical study resulted in the FDA placing our clinical studies of LentiGlobin for SCD and beti-cel on clinical hold, and caused us to temporarily suspend marketing of ZYNTEGLO in the European Union. An investigation into the causes of any safety events, including these safety events, may not be conclusive or may not be definitive in eliminating the lentiviral vector as a cause. As a result, safety events such as leukemia, lymphoma, or myelodysplastic syndrome may result in delays or halt further advancement of our clinical studies, and even if a product is approved, may result in the product being removed from the market or its market opportunity being significantly reduced.
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
Furthermore, treatment with our gene therapy product and product candidates involve chemotherapy or myeloablative treatments, which can cause side effects or adverse events that are unrelated to our product and product candidates but may still impact the perception of the potential benefits of our product and any future products. For instance, myelodysplastic syndrome is a known risk of certain myeloablative regimens, and we have previously reported that in our ongoing HGB-206 study of LentiGlobin for SCD, a patient developed myelodysplastic syndrome several years after myeloablation and infusion with drug product, which progressed to acute myeloid leukemia, leading to the patient’s death. Other patients receiving our product or product candidates may develop myelodysplastic syndrome or acute myeloid leukemia in the future, which may negatively impact the commercial prospects of our product or product candidates. Additionally, our product and any future products, or procedures associated with the administration of our product or collection of patients' cells, could potentially cause other adverse events that have not yet been predicted. The inclusion of critically ill patients in our clinical studies may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using, or the progression of their disease. Any of these events could impair our ability to commercialize our product and any future products and the commercial potential of our products will be materially and negatively impacted.
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
We are co-developing and co-promoting ide-cel in the United States with BMS under our amended and restated co-development and co-promotion agreement with BMS, or the Ide-cel CCPS. Under the Ide-cel CCPS, we and BMS share the obligation to develop and commercialize ide-cel in the United States. In addition, we have exclusively licensed to BMS the right to develop and commercialize the bb21217 product candidate, and we retain an option to co-develop and co-promote bb21217 in the United States under our license agreement with BMS. With respect to bb21217, we are responsible for completing the ongoing CRB-402 study, but BMS is responsible for further clinical development and commercialization costs, unless we choose to exercise our option to co-develop and co-promote bb21217 in the United States. If we exercise our option to co-develop and co-promote bb21217 in the United States, we and BMS will share the obligation to develop and commercialize bb21217 in the United States.
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
BMS may enter into one or more transactions with third parties, including a merger, consolidation, reorganization, sale of substantial assets, sale of substantial stock or other change in control, which could divert the attention of its management and adversely affect BMS’s ability to retain and motivate key personnel who are important to the continued development of the programs under the strategic partnership with us. In addition, the third-party to any such transaction could determine to re-

prioritize BMS’s development programs such that BMS ceases to diligently pursue the development of our programs and/or cause the respective collaboration with us to terminate.
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
The regulatory authorities also may, at any time following approval of a product for sale, audit the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time-consuming for us or a third-party to implement and that may include the temporary or permanent suspension of a clinical study or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.
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
We have incurred net losses in each year since our inception in 1992, including net losses of $618.7 million for the year ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $2.90 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We do not expect to generate any product revenues until we recognize revenue from the sale of ZYNTEGLO in the European Union for the treatment of adult and adolescent patients with TDT who do not have a β0/β0 genotype, and we do not expect to generate meaningful product revenues until our conditional marketing approval for ZYNTEGLO is renewed. Following marketing approval, our future revenues will depend upon the size of any markets in which our product and any future products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our product and any future products in those markets.
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
As of December 31, 2020, our cash, cash equivalents and marketable securities were $1.27 billion. In response to the ongoing COVID-19 pandemic and the associated economic conditions, we revised our operating plan to execute on our strategy during this period of uncertainty. Based on our current business plan, we expect our cash, cash equivalents and marketable securities will be sufficient to fund planned operations for at least the next twelve months from the date of issuance of these financial statements. Our current business plan assumes continued rigorous prioritization and focus on our expenses, real estate optimization, and exploration of additional sources of funding to further strengthen our financial position. However, our operating plan may change further as a result of the COVID-19 pandemic and the surrounding economic conditions, as well as many other factors currently unknown to us. In addition, we may seek additional funds through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, during this period. In any event, we will require additional capital to obtain marketing approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.
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
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct. We may be incorrect in our assumptions regarding the applicability of drug pricing programs and rebates that may be applicable to our product or any future products, which may result in our under- or over-estimating our anticipated product revenues especially as applicable laws and regulations governing pricing evolve over time. In addition, to the extent payment for our product or any future products is subject to outcomes-based arrangements over time, the total payments received from product sales may vary, our cash collection of future payments and revenue assumptions from product sales will be at risk, and the timing of revenue recognition may not correspond to the timing of cash collection.
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
Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. As we begin to generate product sales of ZYNTEGLO in Europe, we expect that our product sales will be difficult to predict from period to period, given the absence of historical sales data. This uncertainty is heightened by the unpredictable scope of the impact of the COVID-19 pandemic, which has adversely affected the operations of third parties upon which we rely in our commercialization efforts, patient access to hospitals, physicians’ offices, clinics and other administration sites, and global economic conditions, as well as caused a re-prioritization of healthcare services.
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
•the effects of applicable foreign tax structures and potentially adverse tax consequences; and
•significant adverse changes in foreign currency exchange rates, including as a result of the United Kingdom's exit from the European Union, or Brexit.
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
We received conditional marketing authorization for our first product in 2019 and have launched ZYNTEGLO in Europe, which we hope will be the first of a sequence of marketing approvals and commercial launches for multiple products across multiple geographies. As we advance multiple product candidates through late-stage clinical research and plan submissions for marketing authorizations, we are expanding our operations in the United States and Europe. As of December 31, 2020, we had 1,201 full-time employees. As we pursue our development and commercialization strategy, we expect to expand our full-time employee base and to hire more consultants and contractors in the United States and Europe. This expected growth may place a strain on our administrative and operational infrastructure. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.
Even if we receive marketing approval for a product candidate, any approved product will remain subject to regulatory scrutiny.
Even if we obtain marketing approval in a jurisdiction, regulatory authorities may still impose significant restrictions on the indicated uses or marketing of any approved products such as ZYNTEGLO, or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. For example, the FDA typically advises that patients treated with gene therapy undergo follow-up observations for potential adverse events for a 15-year period. In February 2021, we temporarily suspended marketing of ZYNTEGLO and the EMA has paused the renewal procedure for ZYNTEGLO's conditional marketing authorization while the EMA's pharmacovigilance risk assessment committee reviews the risk-benefit assessment for ZYNTEGLO and determines whether any additional pharmacovigilance measures are necessary. Additionally, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. Various portions of the Affordable Care Act are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court. It is unclear whether the Affordable Care Act will be overturned, repealed, replaced, or further amended. We cannot predict what effect further changes to the Affordable Care Act would have on our business.
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
Our computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants may fail and are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The size and complexity of our information technology systems, and those of our collaborators, service providers, contractors and consultants, and the large amounts of information stored on those systems make those systems vulnerable to service interruptions, security breaches, or other failures, resulting from inadvertent or intentional actions by our employees or those of third-party business partners, or from cyber-attacks by malicious third parties. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. If we experience a material system failure, accident or security breach that causes interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. In addition, we rely on third-party service providers for management of the manufacture and delivery of drug product to patients in the commercial context, including for chain of identity and chain of custody. We also rely on third-party service providers for aspects of our internal control over financial reporting and such service providers may experience a material system failure or fail to carry out their obligations in other respects, which may impact our ability to produce accurate and timely financial statements, thus harming our operating results, our ability to operate our business, and our investors’ view of us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to material failures, security breaches, cyberattacks and other related breaches.

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
Risks related to the proposed separation of our business
The proposed separation of our business into two independent, publicly traded companies is subject to various risks and uncertainties and may not be completed on the terms or timeline currently contemplated, if at all, and will involve significant time, effort and expense, which could harm our business, results of operations and financial condition.
In January 2021, we announced our intent to separate our oncology programs from our severe genetic disease programs, resulting in two independent, publicly traded companies, bluebird bio and a new company, or Oncology NewCo. Following the separation, bluebird bio is expected to focus on the development and commercialization of therapies in β-thalassemia, cerebral adrenoleukodystrophy and sickle cell disease in the United States and Europe. Oncology NewCo is expected to focus on the investigational BCMA directed CAR T cell therapy, ide-cel, in multiple myeloma and continued development of investigational bb21217 product candidate, as well as research and development efforts in our oncology pipeline.
The separation is expected to be completed by the end of 2021, subject to receipt of a favorable IRS ruling and the satisfaction of certain conditions. Unexpected developments, including adverse market conditions or tax consequences or delays or difficulties effecting the proposed separation, could delay, prevent or otherwise adversely impact the anticipated benefits from the proposed separation. Consummation of the separation also will require final approval from our board of directors. We may not complete the separation on the terms or on the timeline that we announced, or may, for any or no reason and at any time until the proposed separation is complete, abandon the separation or modify or change its terms. Any of the foregoing may result in our not achieving the operational, financial, strategic and other benefits we anticipate realizing as a result of the separation, and in each case, our business, results of operations and financial condition could be adversely affected.
We will incur significant expenses in connection with the proposed separation, and such costs and expenses may be greater than we anticipate. In addition, completion of the separation will require a significant amount of management time and effort, which may disrupt our business or otherwise divert management’s attention from other aspects of our business, including strategic initiatives, discovery, development and commercialization efforts and relationships with our partners and other third parties. Any of the foregoing could adversely affect our business, results of operations and financial condition.
We may fail to realize some or all of the anticipated benefits of the proposed separation.
Even if the separation is completed, the anticipated operational, financial, strategic and other benefits of the separation may not be achieved. The combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the separation not occurred. The combined value of the common stock of the two companies could be lower than anticipated for a variety of reasons, including the failure of either company to operate and compete effectively as an independent company. The common stock price of each company may experience periods of extreme volatility. In addition, the two independent companies will be smaller and less diversified, with a narrower business focus, and may be more vulnerable to changing market conditions. The separation also presents a number of significant risks to our internal processes, including the failure to maintain an adequate control environment due to changes to our infrastructure technology systems and financial reporting processes.
If the distribution of shares of the Oncology Newco, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, our stockholders and we could be subject to significant tax liabilities.
In connection with the distribution of shares in of Oncology Newco, we may seek a private letter ruling from the IRS (the "IRS Ruling") and an opinion from our tax advisor (the "Tax Opinion") to the effect that, among other things, the distribution of shares in Oncology Newco, together with certain related transactions, will generally qualify as tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The IRS Ruling and the Tax Opinion will rely on certain facts, assumptions, representations, and undertakings from us and Oncology Newco, including those regarding the past and future conduct of the companies' respective businesses and other matters. Notwithstanding the IRS Ruling and the Tax Opinion, the IRS could determine that the distribution or any such related transaction is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the Tax Opinion. The Tax Opinion will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the Tax Opinion and such challenge could prevail.
If the distribution were determined to be taxable for U.S. federal income tax purposes, our stockholders that receive shares of Oncology Newco in the distribution would be treated as having received a distribution of property in an amount equal to the fair value of such Oncology Newco shares on the distribution date and could incur significant income tax liabilities. Such distribution would be taxable to our stockholders as a dividend to the extent of our current and accumulated earnings and profits. Any amount that exceeded our current and accumulated earnings and profits would be treated first as a non-taxable return of capital to the extent of the relevant stockholder’s tax basis in its shares of stock, with any remaining amount being taxed as capital gain. We would recognize a taxable gain in an amount equal to the excess, if any, of the fair market value of the shares of Oncology Newco common stock held by us on the distribution date over our tax basis in such shares.
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
If the patent applications we hold or have in-licensed with respect to our programs or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future products. Several patent applications covering our product candidates have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by a third-party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications.
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

The market price of our common stock has been volatile in the past, and may continue to be volatile for the foreseable future. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:
•adverse results or delays in preclinical or clinical studies;
•reports of adverse events in our product, product candidates or other gene therapy products, or in clinical studies of such products;
•inability to obtain additional funding;
•any delay in filing an IND, MAA or BLA for any of our product candidates, and any adverse development or perceived adverse development with respect to the regulatory authority's review of that IND, MAA or BLA;
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
•developments concerning the proposed separation of our programs into two independent, publicly-traded companies;
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
We are subject to securities class action litigation, which may result in substantial costs and a diversion of management's attention and resources, which could harm our business.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities, and on February 12, 2021, a class action complaint was filed in the United States District Court for the Eastern District of New York, Leung v. bluebird bio, Inc., et. al., Case No. 1:21-cv-00777, by a purported stockholder against us and certain of our officers, and we may face additional securities class action litigation in the future. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years, and we expect to experience continued stock price volatility. Defending against the current litigation and any future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have completed several financings since our inception and prior to our initial public offering in 2013, which we believe have resulted in a change in control as defined by IRC Section 382. We completed a study through September 2019 confirming no ownership changes have occurred since our initial public offering in 2013. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We do not intend to pay cash dividends on our common stock so any returns will be limited to the value of our stock.
We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.
Provisions in our amended and restated certificate of incorporation and by-laws, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management.
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
Changes in tax law could adversely affect our business and financial condition.
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. On December 27, 2020, President Trump signed into law the “Consolidated Appropriations Act”, which included additional stimulus relief for the COVID-19 pandemic in the form of modifications to the refundable employee retention credit under the CARES Act and credit extenders, and spending bill for the 2021 fiscal year. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Below is a summary of our material owned and leased properties as of December 31, 2020:
Massachusetts
Our corporate headquarters encompasses approximately 253,108 square feet of office and laboratory space and is located at 60 Binney Street, Cambridge, Massachusetts. The lease commenced on October 1, 2016 and will continue until March 31, 2027. We have the option to extend the 60 Binney Street lease for two successive five-year terms.
In April 2019, we entered into a sublease agreement for approximately 267,278 square feet of office space located at 50 Binney Street, Cambridge, Massachusetts. The lease will commence when the space is available for use, which is anticipated to be in the first half of 2022, and is expected to terminate on December 31, 2030.
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
Item 3. Legal Proceedings
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2020, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. We believe no governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
On February 12, 2021, a class action complaint was filed in the United States District Court for the Eastern District of New York, Leung v. bluebird bio, Inc., et. al., Case No. 1:21-cv-00777, by a purported stockholder against us and certain of our officers. The complaint alleges violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder against all defendants and violations of Section 20(a) of the Exchange Act against the officers and seeks unspecified damages. The allegations relate to our disclosure on November 4, 2020 that we were adjusting the expected timing of submission of a BLA to the FDA for LentiGlobin for sickle cell disease to late 2022.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been traded on the Nasdaq Global Select Market under the symbol “BLUE.”  On February 18, 2021, the last reported sale price for our common stock on the Nasdaq Global Select Market was $26.95 per share.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2015 and December 31, 2020, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2015 of our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.
Holders
As of February 18, 2021, there were approximately 9 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Item 6. Reserved

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
Overview
We are a biotechnology company committed to researching, developing, and commercializing potentially transformative gene therapies for severe genetic diseases and cancer. We have built an integrated product platform with broad therapeutic potential in a variety of indications based on our lentiviral gene addition platform, gene editing and cancer immunotherapy capabilities. Our severe genetic disease ("SGD") programs include beti-cel, LentiGlobin for SCD gene therapy, and eli-cel. Our programs in oncology are focused on developing novel T cell-based immunotherapies, including CAR and TCR T cell therapies. bb2121 (idecabtagene vicleucel, or ide-cel), and bb21217 are CAR-T cell product candidates for the treatment of multiple myeloma and partnered under our collaboration arrangement with BMS.

We are commercializing beti-cel as ZYNTEGLO in the EU and began to treat patients in the commercial context in the first quarter of 2021. However, in February 2021 we temporarily suspended marketing of ZYNTEGLO in light of safety events in the HGB-206 clinical study of LentiGlobin for SCD, which is manufactured using the same vector as ZYNTEGLO. Additionally, the EMA has paused the renewal procedure for ZYNTEGLO's conditional marketing authorization while the EMA's pharmacovigilance risk assessment committee reviews the risk-benefit assessment for ZYNTEGLO and determines whether any additional pharmacovigilance measures are necessary. We are engaged with the EMA in discussions regarding our proposed development plans for beti-cel as a treatment for patients with TDT who are less than 12 years of age and for patients who have a β0/β0 genotype. We are engaged with the FDA in discussions regarding our proposed development plans for beti-cel as a treatment for patients with TDT. Contingent upon successful resolution of the FDA's concerns arising out of the safety events in our SCD program, we currently expect to complete our BLA submission for beti-cel in mid-2021 for the treatment of patients with TDT across all genotypes, including non-β0/β0 and β0/β0 genotypes, and patients with TDT who are less than 12 years of age.
Based on our prior discussions with the FDA, we believe that we may be able to seek accelerated approval for LentiGlobin for SCD in the United States on the basis of clinical data from Group C of our HGB-206 clinical study, with our HGB-210 clinical study providing confirmatory data for full approval. However, in light of a SUSAR of acute myeloid leukemia and a SUSAR of myelodysplastic syndrome in our HGB-206 clinical study, the FDA has placed our clinical studies of LentiGlobin for SCD on clinical hold. We are investigating these events and plan to continue to work closely with the FDA in their review of these events. In addition, we are also engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin for SCD in Europe.
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
In collaboration with BMS, we are developing ide-cel and the bb21217 product candidates as treatments for multiple myeloma. We are co-developing and co-promoting ide-cel in the United States with BMS and we have exclusively licensed to BMS the development and commercialization rights for ide-cel outside of the United States. In September 2020, the FDA accepted for Priority Review the BLA submitted by BMS for ide-cel as a treatment for relapsed and refractory multiple myeloma. We have exclusively licensed the development and commercialization rights for the bb21217 product candidate to BMS, with an option for us to elect to co-develop and co-promote bb21217 within the United States. In addition, we are independently pursuing next-generation BCMA-targeting CAR-T approaches for treating multiple myeloma. Our other programs in oncology include preclinical programs to discover and develop T cell product candidates to treat other hematologic and solid tumor malignancies, including: non-Hodgkin's lymphoma, acute myeloid leukemia, MAGE-A4 positive solid tumors, and Merkel cell carcinoma.
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
As of December 31, 2020, we had cash, cash equivalents and marketable securities of approximately $1.27 billion. We have never been profitable and have incurred net losses in each year since inception. Our net losses were $618.7 million for the year ended December 31, 2020 and our accumulated deficit was $2.90 billion as of December 31, 2020. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:
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
•manufacture clinical study materials and establish the infrastructure necessary to support and develop large-scale manufacturing capabilities to support commercialization of our product and any future products;
•seek regulatory approval for our product candidates;
•add personnel to support our product development and commercialization efforts;
•increase activities related to the commercialization of ZYNTEGLO in multiple markets in Europe, the potential commercial launch of beti-cel in the United States, and the potential commercial launches of additional late-stage product candidates in the United States and Europe; and
•incur costs related to the separation of our portfolio of programs and products in severe genetic disease and oncology into two separate, independent publicly traded companies.
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
Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenues from the sale of our products, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.
Business update
Beginning in late 2019, the outbreak of a novel strain of coronavirus (COVID-19) has evolved into a global pandemic. As a result, we continue to experience disruptions and increased risk in our operations and those of third parties upon whom we rely, which may materially and adversely affect our business. These include disruptions and risks related to the conduct of our clinical trials, manufacturing, and commercialization efforts, as policies at various clinical sites and federal, state, local and foreign laws, rules and regulations continue to evolve, including quarantines, travel restrictions, and direction of healthcare resources toward pandemic response efforts. The COVID-19 pandemic has impacted the timing of patient treatment in the commercial context, and the timing of our ongoing clinical studies, with the result of slower patient enrollment and treatment in our clinical studies and delays in post-treatment follow up visits, the impact of which has varied by clinical study and by program. It has also affected our activities with and operations at our third-party manufacturers. It is unknown how long these disruptions could continue. In addition, we expect the COVID-19 pandemic to delay our ability to achieve market access and reimbursement for ZYNTEGLO in Europe due to shifting priorities of the local authorities and healthcare system. As a result of the demands upon healthcare regulatory authorities, review, inspection, and other activities related to review of regulatory submissions in drug development may be impacted, and may result in delays for an unknown period of time.
We continue to evaluate the impact of the COVID-19 global pandemic on patients, healthcare providers and our employees, as well as our operations and the operations of our business partners and healthcare communities. In response to the COVID-19 pandemic, we have implemented policies at our locations to mitigate the risk of exposure to COVID-19 by our personnel, including restrictions on the number of staff in any given research and development laboratory or manufacturing facility, a work-from-home policy applicable to the majority of our personnel, and a phased approach to bringing personnel back to our locations over time. Given the importance of supporting our patients, we are diligently working with our suppliers, healthcare providers and partners to provide patients with access to ZYNTEGLO, while taking into account regulatory, institutional, and government guidance, policies and protocols. Further, we are working with our clinical study sites to understand the duration and scope of the impact on enrollment, develop protocols to help mitigate the impact of the COVID-19 pandemic, and other activities for our ongoing clinical studies. However, the ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments which are difficult to predict.
We expect our cash, cash equivalents and marketable securities of $1.27 billion as of December 31, 2020, will be sufficient to fund planned operations for at least the next twelve months from the date of issuance of these financial statements, though we may pursue additional cash resources through public or private equity or debt financings or by establishing additional collaborations with other companies.
In January 2021, we announced our intent to separate our severe genetic disease and oncology programs into two separate, independent publicly traded companies, bluebird bio, Inc. and a new company, which we refer to as Oncology NewCo in this annual report on Form 10-K. bluebird bio, Inc. intends to retain focus on our severe genetic disease programs and Oncology NewCo is expected to focus on our oncology programs. The transaction is expected to be completed in late 2021 and is anticipated to be tax-free, subject to receipt of a favorable IRS ruling.
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
Effective January 1, 2020, we adopted Accounting Standards Update ("ASU") No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 ("ASU 2018-18") on a retrospective basis. As a result, prior periods are presented in accordance with the new standard. Prior to the adoption of ASU 2018-18, we presented all revenue recognized under our collaborative arrangements as collaboration revenue on our consolidated statement of operations and comprehensive loss. However, as we recognize revenue under our collaborative arrangements both within and outside the scope of Topic 606, we have revised our presentation of revenue on our consolidated statement of operations and comprehensive loss as follows: service revenue includes revenue from collaborative partners recognized within the scope of Topic 606 and collaborative arrangement revenue includes only revenue from collaborative partners recognized outside the scope of Topic 606.
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
•expenses incurred under agreements with clinical research organizations (“CROs”) and clinical sites that conduct our clinical studies;
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
We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of beti-cel, eli-cel, and LentiGlobin for SCD, conduct research and development activities in severe genetic diseases and oncology, fund our share of the costs of development of ide-cel and bb21217 (if we exercise our option to co-develop and co-commercialize this product candidate) in collaboration with BMS, and continue the research and discovery of product candidates using our gene editing technology platform. Our research and development expenses include expenses associated with the following activities:
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
We expect that the timing of investment in our ongoing clinical studies will reflect COVID-19 related delays in these studies.
Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials. We allocate salary and benefit costs directly related to specific programs. We do not allocate personnel-related discretionary bonus or stock-based compensation costs, laboratory and related expenses, certain license and other collaboration costs, depreciation or other indirect costs that are deployed across multiple projects under development and, as such, the costs are separately classified as other research and development expenses in the table below:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
beti-cel(1)	$66,141	$73,896	$92,193
LentiGlobin for SCD	58,862	50,796	32,865
eli-cel	48,028	40,352	38,244
ide-cel	105,240	121,182	75,667
bb21217	23,511	19,827	15,624
Preclinical programs	45,888	49,700	50,115
Total direct research and development expense	347,670	355,753	304,708
Employee- and contractor-related expenses	63,840	52,617	35,697
Stock-based compensation expense	72,239	80,139	54,422
Laboratory and related expenses(2)	16,689	12,208	8,311
License and other collaboration expenses(2)	15,285	7,021	9,876
Facility expenses	67,464	67,274	32,158
Other expenses	4,769	7,401	3,417
Total other research and development expenses	240,286	226,660	143,881
Total research and development expense	$587,956	$582,413	$448,589
(1)Following our receipt of conditional approval for the marketing authorization of ZYNTEGLO by the European Commission in June 2019, all manufacturing costs associated with the production of LentiGlobin for use in the commercial sale of ZYNTEGLO in the European Union will be evaluated for capitalization as inventory on our consolidated balance sheets.
(2)Prior to 2020, costs within these categories were disclosed as "platform-related expenses."
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
Cost of royalty and other revenue
Cost of royalty and other revenue represents expense associated with amounts owed to third-party licensors as a result of revenue recognized under our out-license arrangements.
Change in fair value of contingent consideration
On June 30, 2014, we acquired Precision Genome Engineering, Inc., or Pregenen. The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology.
As of December 31, 2020, there are $120.0 million in future contingent cash payments, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $1.5 million as of December 31, 2020, which are classified within other non-current liabilities on our consolidated balance sheet.

Interest income, net
For the years ended December 31, 2020 and 2019, interest income, net consists primarily of interest income earned on investments. For the year ended December 31, 2018, interest income, net consisted primarily of interest income earned on investments and interest expense on the financing lease obligation for our headquarters at 60 Binney Street in Cambridge, Massachusetts. Upon adoption of ASU 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”) on January 1, 2019, we de-recognized the financing lease obligation and, as a result, no longer recognize interest expense associated with the financing lease obligation.
Other (expense) income, net
Other (expense) income, net consists primarily of gains and losses on equity securities held by us, gains and losses on disposal of fixed assets, and gains and losses on foreign currency transactions.
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
Revenue recognition
Revenue recognition
Under Topic 606, Revenue from Contracts with Customers, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
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
We recognize revenue within the following financial statement captions:
Service revenue
To date, our service revenue has primarily been generated from the elements of our collaboration arrangement with BMS that are accounted for pursuant to Topic 606, using the five-step model described above. As discussed further below, we analyze our collaboration arrangement to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) or Topic 606. For the elements of the arrangement which are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606, we record the related revenue as service revenue on the consolidated statement of operations and comprehensive loss. Refer below for additional discussion around our policy for recognizing collaborative arrangement revenue and the determination of whether elements of a collaboration arrangement are within the scope of ASC 808 or Topic 606.

Collaborative arrangement revenue
To date, collaborative arrangement revenue has been primarily generated from our collaboration arrangements with BMS and Regeneron Pharmaceuticals, Inc. ("Regeneron"), as further described in Note 11, Collaborative arrangements in the notes to consolidated financial statements.
We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808 to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities.  This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606 (refer above for further discussion of the Company's policy for recognizing service revenue). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606.  Amounts that are owed to collaboration partners are recognized as an offset to collaborative arrangement revenues as such amounts are incurred by the collaboration partner.  Where amounts owed to a collaboration partner exceed our collaborative arrangement revenues in each quarterly period, such amounts are classified as research and development expense.
The recognition of service revenue and collaborative arrangement revenue (expense) require management judgment due to the fact that the terms of our collaboration arrangements are complicated and the nature of the collaborative activities change over time. This process includes the identification of costs that we incur that relate to each particular collaboration arrangement, evaluating the nature of these costs (for example, whether the costs relate to a particular geography or territory or whether the costs relate to clinical or commercial activities), and applying the terms of the respective collaborative arrangement to determine the portion of such costs that are the responsibility of the collaboration partner, which in certain circumstances requires significant judgment.
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
We estimate the fair value of our stock-based awards to employees, non-employees, and directors, using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected volatility of our stock, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Effective January 1, 2020, we eliminated the use of a representative peer group and use only our own historical volatility data in our estimate of expected volatility given that there is now a sufficient amount of historical information regarding the volatility of our own stock price. We estimate the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option were based on the U.S. Treasury yield curve in effect during the period the options were granted.
Recent accounting pronouncements
See Note 2, Summary of significant accounting policies and basis of presentation, in the notes to consolidated financial statements for a description of recent accounting pronouncements applicable to our business.

Results of Operations
Comparison of the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019	Change
	(in thousands)
Revenue:
Service revenue	$114,064	$30,729	$83,335
Collaborative arrangement revenue	115,594	5,740	109,854
Royalty and other revenue	21,076	8,205	12,871
Total revenues	250,734	44,674	206,060
Operating expenses:
Research and development	587,956	582,413	5,543
Selling, general and administrative	286,896	271,362	15,534
Cost of royalty and other revenue	5,396	2,978	2,418
Change in fair value of contingent consideration	(6,468)	2,747	(9,215)
Total operating expenses	873,780	859,500	14,280
Loss from operations	(623,046)	(814,826)	191,780
Interest income, net	11,539	34,761	(23,222)
Other expense, net	(6,502)	(10,088)	3,586
Loss before income taxes	(618,009)	(790,153)	172,144
Income tax (expense) benefit	(686)	545	(1,231)
Net loss	$(618,695)	$(789,608)	$170,913
Revenue. Total revenue was $250.7 million for the year ended December 31, 2020, compared to $44.7 million for the year ended December 31, 2019. The increase of $206.1 million was primarily attributable to a cumulative catch-up adjustment to revenue recorded in connection with the May 2020 BMS contract modification, as well as an increase in royalty and other revenue primarily attributable to revenue recognized under an out-license agreement with Juno Therapeutics, Inc.
Research and development expenses. Research and development expenses were $588.0 million for the year ended December 31, 2020, compared to $582.4 million for the year ended December 31, 2019. The increase of $5.5 million was primarily attributable to the following:
•$12.8 million of increased collaboration research funding costs, primarily due to an increase in collaboration costs incurred by BMS as a result of BMS assuming the contract manufacturing agreements relating to ide-cel adherent lentiviral vector under the May 2020 contract modification;
•$8.2 million of increased net employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount in the quality and manufacturing organizations to support overall growth and includes a $7.9 million decrease in stock-based compensation expense due to the recognition of expense on performance-based restricted stock units that vested in June 2019. Refer to Note 14, Stock-based compensation, in the notes to consolidated financial statements for discussion of stock-based compensation expense recognized on the performance-based restricted stock units;
•$7.0 million of increased license and milestone fees primarily due to a sublicense fee upon execution of the May 2020 BMS contract modification; and
•$5.3 million of increased consulting fees primarily related to the quality and manufacturing organizations.
These increased costs were partially offset by:
•$17.6 million of decreased material production and other platform costs, primarily due to BMS assuming the contract manufacturing agreements relating to ide-cel adherent lentiviral vector under the May 2020 contract modification;
•$7.0 million of decreased value-added taxes; and
•$2.1 million of decreased medical research costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $286.9 million for the year ended December 31, 2020, compared to $271.4 million for the year ended December 31, 2019. The increase of $15.5 million was primarily due to the following:
•$14.7 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in headcount in the information technology and human resource organizations to support overall growth, including an increase of $3.9 million in stock-based compensation expense; and
•$10.6 million of increased information technology and facility-related costs primarily due to increased investment in software applications and technology.
These increased costs were partially offset by:
•$6.8 million of decreased costs related to commercial readiness activities due to delays in commercial launch activities during 2020 as a result of the COVID-19 pandemic; and
•$2.3 million of decreased consulting fees primarily related to commercial strategy and product marketing.
Cost of royalty and other revenue. Cost of royalty and other revenue was $5.4 million for the year ended December 31, 2020, compared to $3.0 million for the year ended December 31, 2019.  The increase is attributable to increased royalty revenue in the same periods.
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
Other expense, net. The decrease in other expense, net was primarily related to changes in fair value on equity securities.
Comparison of the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018	Change
	(in thousands)
Revenue:
Service revenue	$30,729	$44,533	$(13,804)
Collaborative arrangement revenue	5,740	7,820	(2,080)
Royalty and other revenue	8,205	2,226	5,979
Total revenues	44,674	54,579	(9,905)
Operating expenses:
Research and development	582,413	448,589	133,824
Selling, general and administrative	271,362	174,129	97,233
Cost of royalty and other revenue	2,978	885	2,093
Change in fair value of contingent consideration	2,747	2,999	(252)
Total operating expenses	859,500	626,602	232,898
Loss from operations	(814,826)	(572,023)	(242,803)
Interest income, net	34,761	14,624	20,137
Other (expense) income, net	(10,088)	1,961	(12,049)
Loss before income taxes	(790,153)	(555,438)	(234,715)
Income tax benefit (expense)	545	(187)	732
Net loss	$(789,608)	$(555,625)	$(233,983)
Revenue. Total revenue was $44.7 million for the year ended December 31, 2019, compared to $54.6 million for the year ended December 31, 2018. The decrease of $9.9 million was primarily attributable to a decrease in service revenue recognized for the ide-cel license and manufacturing services under our agreement with BMS. This decrease was partially offset by an increase in royalty and other revenue and an increase in collaborative arrangement revenue under our agreement with Regeneron.
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
Selling, general and administrative expenses. Selling, general and administrative expenses were $271.4 million for the year ended December 31, 2019, compared to $174.1 million for the year ended December 31, 2018. The increase of approximately $97.2 million was primarily due to the following:
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
Cost of royalty and other revenue. Cost of royalty and other revenue was $3.0 million for the year ended December 31, 2019, compared to $0.9 million for the year ended December 31, 2018.  The increase is attributable to increased royalty revenue in the same periods.
Change in fair value of contingent consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Interest income, net. The change in interest income, net was primarily related to increased interest income earned on investments, as well as a decrease in interest expense incurred due to the de-recognition of the financing lease obligation associated with our corporate headquarters at 60 Binney Street related to the adoption of ASU 2016-02 on January 1, 2019.
Other (expense) income, net. The change in other (expense) income, net was primarily related to changes in fair value on equity securities.
Liquidity and Capital Resources
As of December 31, 2020, we had cash, cash equivalents and marketable securities of approximately $1.27 billion. We expect our cash, cash equivalents and marketable securities will be sufficient to fund planned operations for at least the next twelve months from the date of issuance of these financial statements, though we may pursue additional cash resources through public or private equity or debt financings or by establishing additional collaborations with other companies. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2020, our funds are primarily held in U.S. government agency securities and treasuries, equity securities, corporate bonds, commercial paper, and money market accounts.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of December 31, 2020, we had an accumulated deficit of $2.90 billion. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources. The likelihood of our long-term success must be considered in light of the expenses, difficulties, and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate. We may never achieve significant revenue or profitable operations.
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
•In May 2020, we entered into the First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (as amended, the “Amended Ide-cel CCPS”) and the Second Amended and Restated bb21217 License Agreement (“Amended bb21217 License Agreement”) with BMS pursuant to which BMS modified its obligations to pay us for future ex-U.S. milestones and royalties on commercial sales by making a one-time up-front payment of $200.0 million. See Note 11, Collaborative arrangements, in the notes to consolidated financial statements for more information.
•In May 2020, we sold 10.5 million shares of common stock (inclusive of shares sold pursuant to an option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $55.00 per share for aggregate net proceeds of $541.5 million.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Net cash used in operating activities	$(470,351)	$(564,384)	$(413,426)
Net cash provided by (used in) investing activities	(84,345)	507,807	(679,435)
Net cash provided by financing activities	546,715	21,187	737,692
Decrease in cash, cash equivalents and restricted cash	$(7,981)	$(35,390)	$(355,169)
Operating Activities. The net cash used in operating activities was $470.4 million for the year ended December 31, 2020 and primarily consisted of a net loss of $618.7 million adjusted for non-cash items including stock-based compensation of $156.6 million and depreciation and amortization of $19.4 million, as well as the change in our net working capital.
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

Investing Activities. Net cash used in investing activities for the year ended December 31, 2020 was $84.3 million and was primarily due to the purchase of $1.00 billion of marketable securities and the purchase of $29.0 million of property, plant and equipment offset by proceeds from the maturities of available-for-sale marketable securities of $918.3 million.
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
Financing Activities: Net cash provided by financing activities for the year ended December 31, 2020 was $546.7 million and was primarily due to net cash proceeds from our May 2020 common stock offering, as well as employee option exercises and ESPP contributions.
Net cash provided by financing activities for the year ended December 31, 2019 was $21.2 million and was primarily due to net cash proceeds from employee option exercises and ESPP contributions.
Net cash provided by financing activities for the year ended December 31, 2018 was $737.7 million and was primarily due to net cash proceeds from our January 2018 and July 2018 common stock offerings, as well as our issuance of common stock to Regeneron and employee option exercises and ESPP contributions.
Contractual Obligations and Commitments
Lease commitments
60 Binney Street lease
In September 2015, we entered into a lease agreement for office and laboratory space located at 60 Binney Street, Cambridge, Massachusetts.  Under the terms of the lease, starting on October 1, 2016, we leased approximately 253,108 square feet of office and laboratory space at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes. The Company currently maintains a $13.8 million collateralized letter of credit and, subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease to $9.2 million over time. The lease will continue until March 31, 2027.  Pursuant to a work letter entered into in connection with the lease, the landlord contributed an aggregate of $42.4 million toward the cost of construction and tenant improvements for the building.
50 Binney Street sublease
In April 2019, we entered into a sublease agreement for office space located at 50 Binney Street in Cambridge, Massachusetts (the “50 Binney Street Sublease”) to supplement our corporate headquarters located at 60 Binney Street in Cambridge, Massachusetts. Under the terms of the 50 Binney Street Sublease, we will lease 267,278 square feet of office space for $99.95 per square foot, or $26.7 million per year in base rent subject to certain operating expenses, taxes and annual rent increases of approximately 3%. The lease will commence when the space is available for use, which is anticipated to be in the first half of 2022, which reflects the sublessor's exercise of its option to postpone the commencement date of the sublease, and end on December 31, 2030, unless other conditions specified in the 50 Binney Street Sublease occur. Upon signing the 50 Binney Street Sublease, we executed a $40.1 million cash-collateralized letter of credit, which may be reduced in the future subject to the terms of the 50 Binney Street Sublease and certain reduction requirements specified therein. The $40.1 million of cash collateralizing the letter of credit is classified as restricted cash and other non-current assets on our consolidated balance sheets. Payments will commence at the earlier of (i) the date which is 90 days following the commencement date and (ii) the date we take occupancy of all or any portion of the premises. In connection with the execution of the 50 Binney Street Sublease, we also entered into a Purchase Agreement for furniture and equipment (the “Furniture Purchase Agreement”) located on the premises upon lease commencement. Upon execution of the Furniture Purchase Agreement, we made an upfront payment of $7.5 million, all of which was recorded within restricted cash and other non-current assets on our consolidated balance sheets as of December 31, 2020.

Seattle, Washington leases
In July 2018, we entered into a lease agreement for office and laboratory space located in a portion of a building in Seattle, Washington. The lease was amended in October 2018 to increase the total rentable space to approximately 36,126 square feet at $54.00 per square foot in base rent per year, which is subject to scheduled annual rent increases of 2.5% plus certain operating expenses and taxes. The lease commenced on January 1, 2019 and the lease term will continue through January 31, 2027. The Company moved into the facility in June 2019. The lease allowed for a tenant improvement allowance of up to $215.00 per square foot, or approximately $8.0 million. We utilized the $8.0 million tenant improvement allowance and it has been fully reimbursed by the landlord as of December 31, 2020.
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
Embedded leases
In June 2016, we entered into a manufacturing agreement for the future commercial production of our beti-cel and eli-cel drug products with a contract manufacturing organization. Under this 12-year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, we paid $12.0 million upon the achievement of certain contractual milestones. We paid $5.0 million for the achievement of the first and second contractual milestones during 2016 and paid $5.5 million for the third and fourth contractual milestones achieved during 2017.  In March 2018, $1.5 million of the possible $2.0 million related to the fifth contractual milestone was achieved and was paid in the second quarter of 2018.  Given that construction was completed in March 2018, beginning in April 2018 we will pay $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services.
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
In November 2016, we entered into an agreement for clinical and commercial production of our ZYNTEGLO, LentiGlobin for SCD, and eli-cel drug products with a contract manufacturing organization at an existing facility. We concluded that this agreement contains an embedded operating lease as the clean rooms are designated for our exclusive use during the term of the agreement. The term of the agreement is five years with subsequent three-year renewals at the mutual option of each party. As a result, we recorded a right-of-use asset and lease liability for this operating lease on the effective date of ASC 842, and are recognizing rent expense on a straight-line basis throughout the estimated remaining term of the embedded lease. In March 2020, we amended this agreement with the contract manufacturing organization, resulting in a lease modification. Under the terms of the amended arrangement, we may be required to pay annual maintenance and production fees of up to €16.5 million, depending on its production needs, and may terminate this agreement with twelve months’ notice and a one-time termination fee. The amendment also provides for an option to reserve an additional clean room for a one-time option fee plus annual maintenance fees. As a result, we increased the right-of-use asset and lease liability related to this embedded operating lease during the first quarter of 2020.
In July 2020, we entered into an agreement reserving manufacturing capacity with a contract manufacturing organization. We concluded that this agreement contains an embedded lease as a controlled environment room at the facility is designated for our exclusive use during the term of the agreement, with the option to sublease the space if we provide notice that we will not utilize it for a specified duration of time. Under the terms of the agreement, we will be required to pay up to $5.4 million per year in maintenance fees in addition to the cost of any services provided and may terminate this agreement with eighteen months' notice. The term of the agreement is five years, with the option to extend, and is expected to commence in the first half of 2021.

Contingent Consideration Related to Business Combinations
In connection with the Pregenen acquisition, we agreed to make contingent cash payments to the former equityholders of Pregenen. In accordance with accounting guidance for business combinations, these contingent cash payments are recorded as contingent consideration liabilities on our consolidated balance sheets at fair value. During the second quarter of 2017, a $5.0 million preclinical milestone was achieved, which resulted in a $5.0 million payment to the former equityholders of Pregenen during the third quarter of 2017. The aggregate remaining undiscounted amount of contingent consideration potentially payable is $120.0 million. As of December 31, 2020, and 2019, $1.5 million and $8.0 million, respectively, is reflected as a non-current liability in the consolidated balance sheet, which represents the fair value of our contingent consideration obligations as of this date.
Contingent Milestone and Royalty Payments
We also have obligations to make future payments to third parties that become due and payable on the achievement of certain development, regulatory and commercial milestones (such as the start of a clinical trial, filing of a BLA, approval by the FDA or product launch). We do not recognize these commitments in our financial statements until they become payable or have been paid.
Based on our development plans as of December 31, 2020, we may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. Because the achievement of these milestones or sales had not occurred as of December 31, 2020, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments and sales-based royalties are not yet considered contractual obligations as they are contingent upon success.
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
•Under a license agreement with Institut Pasteur pursuant to which we license certain patents for use in ex vivo gene therapy, we will be required to make payments per product covered by the in-licensed intellectual property upon the achievement of development and regulatory milestones, depending on the indication and the method of treatment. The maximum aggregate payments we may be obligated to pay for each of these milestone categories per product is €1.5 and €2.0 million, respectively. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits, which varies slightly depending on the indication of the product. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income varying from the low single digits to mid-range double digits depending on the nature of the sublicense and stage of development. We are required to make an annual maintenance payment, which is creditable against royalty payments on a year-by-year basis. On April 1, 2015, we amended this license agreement with Institut Pasteur, which resulted in a payment of €3.0 million that was paid during the second quarter of 2015.  During the year ended December 31, 2020 we paid Institut Pasteur €7.3 million in connection with amounts owed to us by sublicensees.
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
•Under a license agreement with the National Institutes of Health, or NIH, pursuant to which we license certain patent applications related to our ide-cel and bb21217 product candidates, we have agreed to certain development and regulatory milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $9.7 million in the aggregate for a licensed product upon the achievement of these milestones. Upon commercialization of our products covered by the in-licensed intellectual property, we will be obligated to pay NIH a percentage of net sales as a royalty in the low single digits. The royalties payable under this license agreement are subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits. During the year ended December 31, 2020 we paid NIH $1.0 million upon milestones reached for a product covered by in-licensed intellectual property.
•Under a license agreement with SIRION Biotech GmbH, or Sirion, pursuant to which we license certain patents directed to manufacturing related to our LentiGlobin product candidate, we will be required to make certain payments related to certain development milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $13.4 million in the aggregate for each product covered by the in-licensed intellectual property. Upon commercialization of our products covered by the in-licensed intellectual property, we will be obligated to pay Sirion a percentage of net sales as a royalty in the low single digits. The royalties payable under this license agreement are subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits.
Other Funding Commitments
We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes.  We have also entered into multi-year agreements with manufacturing partners in the United States and Europe (Brammer Bio, now part of Thermo Fisher Scientific, Inc., Novasep, now part of Thermo Fisher Scientific, Inc., and SAFC Carlsbad, Inc., or SAFC, a subsidiary of MilliporeSigma), which are partnering with us on production of lentiviral vector across all of our programs. In addition, we have entered into multi-year agreements with Lonza Houston, Inc. and apceth Biopharma, or apceth, to produce drug product for Lenti-D, LentiGlobin and bb21217.  Currently, SAFC is the sole manufacturer of the lentiviral vector and apceth is the sole manufacturer of the drug product to support commercialization of ZYNTEGLO in Europe for the treatment of TDT. In our manufacturing agreement with SAFC, we are required to provide rolling forecasts for products on a quarterly basis, a portion of which will be considered a binding, firm order, subject to a purchase commitment. In our manufacturing agreement with apceth, we reserve production capacity for the manufacture of our drug product. BMS manufactures drug product for ide-cel.  Our total non-cancelable contractual obligations arising from these manufacturing agreements is $96.5 million, with $83.9 million of these obligations due within the next twelve months. We believe our team of technical personnel has extensive manufacturing, analytical and quality experience as well as strong project management discipline to effectively oversee these contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions and potential commercial launch. We are engaging with apheresis and infusion centers, which we refer to as qualified treatment centers, that will be the centers for collection of HSCs from the patient and for infusion of drug product to the patient. For the treatment of patients with our drug product in the commercial setting, we are entering into agreements with participating qualified treatment centers in the jurisdictions where we plan to commercialize our products. These contracts generally provide for termination on notice.  Wherever contracts include stipulated commitment payments, we have included such payments in the table of contractual obligations and commitments.

Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of December 31, 2020 and 2019, we had cash, cash equivalents and marketable securities of $1.27 billion and $1.24 billion, respectively, primarily invested in U.S. Treasury securities, U.S. government agency securities, equity securities, corporate bonds, commercial paper and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2020, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $4.4 million.
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
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls.  In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in the COSO 2013 framework.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of bluebird bio, Inc.
Opinion on Internal Control over Financial Reporting
We have audited bluebird bio, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, bluebird bio, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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
February 23, 2021

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13. Certain Relationships and Related Transactions and Director Independence
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14. Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2021 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of bluebird bio, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021 expressed an unqualified opinion thereon.
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

Amendment to the Bristol-Myers Squibb Collaboration Agreement
Description of the Matter
As discussed in Note 11 to the consolidated financial statements, the Company and Bristol-Myers Squibb (BMS) entered into the First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement for Idecabtagene vicleucel (ide-cel) and the Second Amended and Restated License Agreement for bb21217 (collectively with the First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement for Idecabtagene vicleucel, the “Amendments”). The Amendments reduced the scope of the Company's ongoing performance obligations for vector manufacturing services through development for both ide-cel and bb21217 and resolved the uncertainty associated with certain previously constrained variable consideration included in the prior agreements. The Company allocated the $200.0 million up-front payment received in connection with the Amendments to the remaining performance obligations pursuant to the variable consideration allocation exception.

Auditing management’s application of the contract modification guidance under ASC 606, Revenue from contracts with customers to the Amendments was especially challenging due to the complicated contractual terms of the prior agreements and the Amendments and the information necessary to determine the nature and extent of changes to previously identified performance obligations was obtained from multiple sources. In addition, auditing management’s evaluation that the up-front payment received in connection with the Amendments (i) related specifically to the Company's satisfaction of each of its remaining performance obligations and (ii) was representative of the amount of consideration the Company expected to be entitled to in exchange for satisfying the respective performance obligations, and thus was subject to the variable consideration allocation exception, required significant judgment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that addressed the information used in and the identified risks related to the Company’s process for accounting for amendments to its collaboration agreements.

To test the Company’s application of the contract modification guidance under ASC 606 to the Amendments and assess the application of the variable consideration allocation exception, our procedures included, among others, inspecting the Amendments, obtaining information from the Company’s personnel that oversee the collaboration activities and participated in the negotiations of the Amendments, understanding the nature of and basis for determining the up-front consideration received in connection with the Amendments and inspecting the associated model used to determine the amount of consideration to be received, and evaluating the application of the variable consideration allocation exception based on the nature of the previously constrained variable consideration and the performance obligations remaining to be satisfied.

Bristol-Myers Squibb Ide-cel Co-Development, Co-Promote and Profit Share Agreement
Description of the Matter
As discussed in Notes 2 and 11 to the consolidated financial statements, the Company recognizes amounts received pursuant to collaboration arrangements in which both parties are active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of those activities as collaborative arrangement revenue, with an offset for amounts owed to the collaboration partner. Where amounts owed to a collaboration partner exceed the Company’s collaborative arrangement revenue from the collaboration partner in a quarterly period, such amounts are classified as research and development expense. The process of recognizing collaborative arrangement revenue (expense) for the BMS Ide-cel Co-Development, Co-Promote and Profit Share Agreement includes the identification of costs incurred by the Company that relate to the collaboration arrangement, evaluating the nature of such costs, and applying the terms of the collaborative arrangement to determine the portion of such costs that are the responsibility of BMS. The process also includes an assessment of the costs incurred and reported by BMS, as well as the determination of the appropriate financial statement presentation in each quarterly reporting period. The Company recorded collaborative arrangement revenue for the BMS Ide-cel Co-Development, Co-Promote and Profit Share Agreement of $108.2 million, net of collaborative partner amounts, and collaborative arrangement expense (included as a component of research and development expense) of $41.6 million, net of collaborative arrangement revenue, for the year ended December 31, 2020.

Auditing collaborative arrangement revenue (expense) for the BMS Ide-cel Co-Development, Co-Promote and Profit Share Agreement is especially complex due to the fact that the contractual terms of the arrangement are complicated, the information necessary to determine collaborative arrangement revenue (expense) is accumulated from multiple sources and, in certain circumstances, the determination of (i) whether amounts incurred are eligible to be included in the determination of collaborative arrangement revenue (expense) or (ii) the portion of costs incurred that are the responsibility of BMS requires judgment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls that addressed the information used in and the identified risks related to the Company’s process for recording collaborative arrangement revenue (expense) for the BMS Ide-cel Co-Development, Co-Promote and Profit Share Agreement.

To test the Company’s collaborative arrangement revenue (expense) for the BMS Ide-cel Co-Development, Co-Promote and Profit Share Agreement, our procedures included, among others, inspecting the Company’s collaboration agreement, comparing the Company’s computations of collaborative arrangement revenue (expense) to the contractual terms of its collaboration arrangement, testing the accuracy and completeness of the underlying data used in the computation of collaborative arrangement revenue (expense), and evaluating the costs included in the computation of collaborative arrangement revenue (expense) based on the nature of the costs and the relevant contractual terms. We also obtained information directly from the Company’s collaboration partner regarding the costs incurred by the collaboration partner during the period and agreed those amounts to the Company’s computation of collaborative arrangement revenue (expense) for the BMS Ide-cel Co-Development, Co-Promote and Profit Share Agreement.

Accrued Clinical and Contract Research Organization Costs and Manufacturing Costs
Description of the Matter
As discussed in Notes 2 and 7 to the consolidated financial statements, the Company records costs for clinical trial activities and manufacturing activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants, contract manufacturing organizations or other vendors. The Company's accruals for clinical and contract research organization costs and manufacturing costs totaled $46.3 million at December 31, 2020.

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
Boston, Massachusetts
February 23, 2021

bluebird bio, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$317,705	$327,214
Marketable securities	833,546	779,246
Prepaid expenses	37,472	32,888
Receivables and other current assets	26,814	12,826
Total current assets	1,215,537	1,152,174
Marketable securities	122,891	131,506
Property, plant and equipment, net	162,831	151,176
Intangible assets, net	10,041	14,326
Goodwill	13,128	13,128
Operating lease right-of-use assets	184,019	185,885
Restricted cash and other non-current assets	72,805	79,229
Total assets	$1,781,252	$1,727,424
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,602	$42,995
Accrued expenses and other current liabilities	145,406	141,556
Operating lease liability, current portion	25,024	20,175
Deferred revenue, current portion	2,320	8,474
Collaboration research advancement, current portion	9,236	10,380
Total current liabilities	203,588	223,580
Deferred revenue, net of current portion	25,762	9,791
Collaboration research advancement, net of current portion	21,581	27,834
Operating lease liability, net of current portion	167,997	170,812
Other non-current liabilities	7,268	10,414
Total liabilities	$426,196	$442,431
Commitments and contingencies Note 9
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at December 31, 2020 and December 31, 2019	$—	$—
Common stock, $0.01 par value, 125,000 shares authorized; 66,432 and 55,368 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	665	554
Additional paid-in capital	4,260,443	3,568,184
Accumulated other comprehensive loss	(5,505)	(1,893)
Accumulated deficit	(2,900,547)	(2,281,852)
Total stockholders' equity	1,355,056	1,284,993
Total liabilities and stockholders' equity	$1,781,252	$1,727,424
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year ended December 31,
	2020	2019	2018
Revenue:
Service revenue	$114,064	$30,729	$44,533
Collaborative arrangement revenue	115,594	5,740	7,820
Royalty and other revenue	21,076	8,205	2,226
Total revenues	250,734	44,674	54,579
Operating expenses:
Research and development	587,956	582,413	448,589
Selling, general and administrative	286,896	271,362	174,129
Cost of royalty and other revenue	5,396	2,978	885
Change in fair value of contingent consideration	(6,468)	2,747	2,999
Total operating expenses	873,780	859,500	626,602
Loss from operations	(623,046)	(814,826)	(572,023)
Interest income, net	11,539	34,761	14,624
Other (expense) income, net	(6,502)	(10,088)	1,961
Loss before income taxes	(618,009)	(790,153)	(555,438)
Income tax (expense) benefit	(686)	545	(187)
Net loss	$(618,695)	$(789,608)	$(555,625)
Net loss per share - basic and diluted	$(9.95)	$(14.31)	$(10.68)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	62,178	55,191	52,032
Other comprehensive (loss) income:
Other comprehensive (loss) income, net of tax benefit (expense) of $0.0 million, $(1.2) million and $(0.4) million for the years ended December 31, 2020, 2019 and 2018, respectively	(3,612)	1,734	578
Total other comprehensive (loss) income	(3,612)	1,734	578
Comprehensive loss	$(622,307)	$(787,874)	$(555,047)
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2017	49,406	$494	$2,540,951	$(4,205)	$(913,808)	$1,623,432
Adjustment to beginning accumulated deficit from adoption of ASU 2014-09	—	—	—	—	(29,375)	(29,375)
Vesting of restricted stock units	152	2	(2)	—	—	—
Issuance of common stock upon public offering, net of issuance costs of $34,588	4,169	42	649,326	—	—	649,368
Issuance of common stock to Regeneron	420	4	54,480	—	—	54,484
Exercise of stock options	575	5	29,763	—	—	29,768
Purchase of common stock under ESPP	16	—	1,604	—	—	1,604
Stock-based compensation	—	—	110,836	—	—	110,836
Other comprehensive income	—	—	—	578	—	578
Net loss	—	—	—	—	(555,625)	(555,625)
Balances at December 31, 2018	54,738	$547	$3,386,958	$(3,627)	$(1,498,808)	$1,885,070
Adjustment to beginning accumulated deficit from adoption of ASU 2016-02	—	—	—	—	6,564	6,564
Vesting of restricted stock units	251	3	(3)	—	—	—
Exercise of stock options	354	4	17,834	—	—	17,838
Purchase of common stock under ESPP	25	—	2,766	—	—	2,766
Stock-based compensation	—	—	160,629	—	—	160,629
Other comprehensive income	—	—	—	1,734	—	1,734
Net loss	—	—	—	—	(789,608)	(789,608)
Balances at December 31, 2019	55,368	$554	$3,568,184	$(1,893)	$(2,281,852)	$1,284,993
Issuance of common stock upon public offering, net of issuance costs of $33,645	10,455	105	541,431	—	—	541,536
Vesting of restricted stock units	434	4	(4)	—	—	—
Exercise of stock options	95	1	1,846	—	—	1,847
Purchase of common stock under ESPP	80	1	3,774	—	—	3,775
Stock-based compensation	—	—	145,212	—	—	145,212
Other comprehensive loss	—	—	—	(3,612)	—	(3,612)
Net loss	—	—	—	—	(618,695)	(618,695)
Balances at December 31, 2020	66,432	$665	$4,260,443	$(5,505)	$(2,900,547)	$1,355,056
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(618,695)	$(789,608)	$(555,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	(6,468)	2,747	2,999
Depreciation and amortization	19,356	17,434	17,158
Stock-based compensation expense	156,631	160,629	110,836
Unrealized loss (gain) on equity securities	7,217	9,297	(2,154)
Other non-cash items	458	(11,000)	(5,880)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(10,089)	(13,913)	(24,288)
Operating lease right-of-use assets	21,281	22,496	—
Accounts payable	(20,100)	23,600	3,614
Accrued expenses and other liabilities	(4,982)	46,291	37,832
Operating lease liabilities	(17,380)	(9,944)	—
Deferred revenue	9,817	(16,674)	(41,872)
Collaboration research advancement	(7,397)	(5,739)	43,954
Net cash used in operating activities	(470,351)	(564,384)	(413,426)
Cash flows from investing activities:
Purchase of property, plant and equipment	(28,986)	(71,028)	(55,737)
Purchases of marketable securities	(1,003,525)	(756,570)	(1,517,982)
Sales of marketable securities	29,878	—	—
Proceeds from maturities of marketable securities	918,288	1,340,629	894,284
Purchase of intangible assets	—	(5,224)	—
Net cash provided by (used in) investing activities	(84,345)	507,807	(679,435)
Cash flows from financing activities:
Reimbursement of assets under financing lease obligation	—	—	3,098
Payments on financing lease obligation	—	—	(1,017)
Proceeds from public offering of common stock, net of issuance costs	541,536	—	649,368
Proceeds from exercise of stock options and ESPP contributions	5,179	21,187	31,759
Proceeds from issuance of common stock to Regeneron	—	—	54,484
Net cash provided by financing activities	546,715	21,187	737,692
Decrease in cash, cash equivalents and restricted cash	(7,981)	(35,390)	(355,169)
Cash, cash equivalents and restricted cash at beginning of year	381,709	417,099	772,268
Cash, cash equivalents and restricted cash at end of year	$373,728	$381,709	$417,099
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$317,705	$327,214	$402,579
Restricted cash included in receivables and other current assets	$1,500	$—	$364
Restricted cash included in restricted cash and other non-current assets	$54,523	$54,495	$14,156
Total cash, cash equivalents and restricted cash	$373,728	$381,709	$417,099
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,854	$5,286	$7,449
Right-of-use assets obtained in exchange for operating lease liabilities	$19,414	$23,939	$—
Cash paid during the period for interest	$—	$—	$15,494
Cash paid during the period for income taxes	$361	$637	$358
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020, 2019 and 2018
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
The Company’s programs in severe genetic diseases include betibeglogene autotemcel (beti-cel; formerly LentiGlobin for β-thalassemia gene therapy) as a treatment for transfusion-dependent β-thalassemia, or TDT; its LentiGlobin® product candidate as a treatment for sickle cell disease, or SCD; and elivaldogene autotemcel (eli-cel; formerly Lenti-D gene therapy) as a treatment for cerebral adrenoleukodystrophy, or CALD. The Company’s programs in oncology are focused on developing novel T cell-based immunotherapies, including chimeric antigen receptor (CAR) and T cell receptor (TCR) T cell therapies. Idecabtagene vicleucel, or ide-cel, and bb21217 are product candidates in oncology under the Company’s collaboration arrangement with Bristol-Myers Squibb ("BMS"). ide-cel and bb21217 are CAR T cell product candidates for the treatment of multiple myeloma. Please refer to Note 11, Collaborative arrangements, for further discussion of the Company’s collaboration with BMS.
In June 2019, the Company received conditional marketing authorization from the European Commission for beti-cel as a treatment of patients 12 years and older with TDT who do not have a β0/β0 genotype, for whom hematopoietic stem cell (HSC) transplantation is appropriate but a human leukocyte-matched related HSC donor is not available. beti-cel is being marketed as ZYNTEGLO™ in the European Union. Since receiving conditional marketing authorization for ZYNTEGLO, the Company has continued to advance its commercial readiness activities. Through December 31, 2020, the Company had not generated any revenue from product sales. In February 2021 the Company temporarily suspended marketing of ZYNTEGLO in light of safety events in the HGB-206 study of LentiGlobin gene therapy for SCD which is manufactured using the same vector as ZYNTEGLO. Additionally, the European Medicines Agency, or EMA, has paused the renewal procedure for ZYNTEGLO's conditional marketing authorization while the EMA's pharmacovigilance risk assessment committee reviews the risk-benefit assessment for ZYNTEGLO and determines whether any additional pharmacovigilance measures are necessary.
In January 2021, the Company announced its intent to separate its severe genetic disease and oncology programs into two separate, independent publicly traded companies, bluebird bio, Inc. and a new company, referred to as Oncology NewCo in these consolidated financial statements. bluebird bio, Inc. intends to retain focus on its severe genetic disease programs and Oncology NewCo is expected to focus on the Company's oncology programs. The transaction is expected to be completed in late 2021 and is anticipated to be tax-free, subject to receipt of a favorable Internal Revenue Service (“IRS”) ruling.
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred losses since inception and to date has financed its operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. As of December 31, 2020, the Company had an accumulated deficit of $2.90 billion. During the year ended December 31, 2020, the Company incurred a loss of $618.7 million and used $470.4 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company’s products and product candidates and the achievement of a level of revenues adequate to support its cost structure.
As of December 31, 2020, the Company had cash, cash equivalents and marketable securities of $1.27 billion. The Company expects its cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements, though it may pursue additional cash resources through public or private equity or debt financings or by establishing additional collaborations with other companies. Management's expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product and product candidates.
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
Estimates and judgments are used in the following areas, among others: future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including goodwill and intangible assets, and the measurement of right-of-use assets and lease liabilities, contingent consideration, stock-based compensation expense, accrued expenses, income taxes, and the assessment of the Company's ability to fund its operations for at least the next twelve months from the date of issuance of these financial statements.  In addition, estimates and judgments are used in the Company’s accounting for its revenue-generating arrangements, in particular as it relates to determining the standalone selling price of performance obligations, evaluating whether an option to acquire additional goods and services represents a material right, estimating the total transaction price, including estimating variable consideration and the probability of achieving future potential development and regulatory milestones, assessing the period of performance over which revenue may be recognized, and accounting for modifications to revenue-generating arrangements.

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
Marketable securities
The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current assets. The Company’s marketable securities are maintained by investment managers and consist of U.S. government agency securities and treasuries, equity securities, corporate bonds, and commercial paper. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in interest income, net. Equity securities with readily determinable fair values are also carried at fair value with unrealized gains and losses included in other (expense) income, net. Realized gains and losses on both debt and equity securities are determined using the specific identification method and are included in other (expense) income, net.
The Company classifies equity securities with readily determinable fair values, which would be available for use in its current operations, as current assets even though the Company may not dispose of such marketable securities within the next 12 months. Equity securities are included in the balance of marketable securities on the Company's consolidated balance sheet.
Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements (“ASU 2016-13” or “ASC 326”), using the effective date method. As the Company had never recorded any other-than-temporary-impairment adjustments to its available-for-sale debt securities prior to the effective date, no transition provisions are applicable to the Company.
The Company assesses its available-for-sale debt securities under the available-for-sale debt security impairment model in ASC 326 as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on its available-for-sale debt securities is the result of a credit loss. The Company records credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense within other (expense) income, net, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.
Accrued interest receivable related to the Company's available-for-sale debt securities is presented within receivables and other current assets on the Company's consolidated balance sheets. The Company has elected the practical expedient available to exclude accrued interest receivable from both the fair value and the amortized cost basis of available-for-sale debt securities for the purposes of identifying and measuring any impairment. The Company writes off accrued interest receivable once it has determined that the asset is not realizable. Any write offs of accrued interest receivable are recorded by reversing interest income, recognizing credit loss expense, or a combination of both. To date, the Company has not written off any accrued interest receivables associated with its marketable securities.

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
Fair value of financial instruments
The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements:
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount. During the fourth quarter of 2019, the Company early adopted ASC 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which removes the second step of the goodwill impairment test. Under this ASU, the Company performs a one-step quantitative test and records the amount of goodwill impairment, if any, as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company has not recognized any impairment charges related to goodwill to date.

Intangible assets, net
Intangible assets, net consist of acquired core technology and in-licensed rights with finite lives, net of accumulated amortization. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives and periodically reviews for impairment. The Company has not recognized any impairment charges related to intangible assets to date.
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
Leases
Effective January 1, 2019, the Company adopted ASC 842 using the required modified retrospective approach and utilizing the effective date as its date of initial application. As a result, amounts for the year ended December 31, 2018 are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).
At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable. The Company does not have material financing leases.
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
ASC 842 transition practical expedients and application of transition provisions to leases at the transition date
The Company elected the following practical expedients, which must be elected as a package and applied consistently to all of its leases at the transition date (including those for which the entity is a lessee or a lessor): (i) the Company did not reassess whether any expired or existing contracts are or contain leases; (ii) the Company did not reassess the lease classification for any expired or existing leases (that is, all existing leases that were classified as operating leases in accordance with ASC 840 are classified as operating leases, and all existing leases that were classified as capital leases in accordance with ASC 840 are classified as finance leases); and (iii) the Company did not reassess initial direct costs for any existing leases.
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

Revenue recognition
Under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
Once a contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations.  Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options.  The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying good or service relative to the option exercise price. The exercise of a material right is accounted for as a contract modification for accounting purposes.
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
The Company recognizes revenue within the following financial statement captions:
Service revenue
To date, the Company’s service revenue has primarily been generated from the elements of its collaboration arrangement with BMS that are accounted for pursuant to Topic 606, using the five-step model described above. As discussed further below, the Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) or Topic 606. For the elements of a collaboration arrangement which are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606, the Company records the related revenue as service revenue on the consolidated statement of operations and comprehensive loss. Refer below for additional discussion around the Company’s policy for recognizing collaborative arrangement revenue and the determination of whether elements of a collaboration arrangement are within the scope of ASC 808 or Topic 606.
Collaborative arrangement revenue
To date, the Company’s collaborative arrangement revenue has been generated from its collaboration arrangements with BMS and Regeneron Pharmaceuticals, Inc. (“Regeneron”), as further described in Note 11, Collaborative arrangements.
The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, which includes determining whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities.  This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606 (refer above for further discussion of the Company's policy for recognizing service revenue). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606.  Amounts that are owed to collaboration partners are recognized as an offset to collaborative arrangement revenues as such amounts are incurred by the collaboration partner.  Where amounts owed to a collaboration partner exceed the Company’s collaborative arrangement revenues in each quarterly period, such amounts are classified as research and development expense.
Prior to the adoption of ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”) on January 1, 2020, the Company presented all revenue recognized under its collaborative arrangements as collaboration revenue on its consolidated statements of operations and comprehensive loss. However, as the Company recognizes revenue under its collaborative arrangements both within and outside the scope of Topic 606, the Company has revised its presentation of revenue on its consolidated statements of operations and comprehensive loss as follows: service revenue includes revenue from collaborative partners recognized within the scope of Topic 606 and collaborative arrangement revenue includes revenue from collaborative partners recognized outside the scope of Topic 606. The disaggregation of revenue recognized under Topic 606 and outside of Topic 606 had previously otherwise been disclosed in the notes to consolidated financial statements.

Royalty and other revenue
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
For a complete discussion of accounting for collaboration and other revenue-generating arrangements, see Note 11, Collaborative arrangements, and Note 12, Royalty and other revenue.
Research and development expenses
Research and development costs are charged to expense as costs are incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical study and related clinical manufacturing costs, license and milestone fees, contract services, manufacturing costs for pre-launch inventory that did not qualify for capitalization, and other related costs. Up-front fees and milestones paid to third parties in connection with technologies which have not reached technological feasibility and do not have an alternative future use are expensed as research and development expense as incurred. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants, or other clinical trial vendors that perform the activities. Where amounts owed to a collaboration partner exceed the Company’s collaborative arrangement revenues in each quarterly period, such amounts are classified as research and development expense.
Cost of royalty and other revenue
Cost of royalty and other revenue represents expense associated with amounts owed to third parties as a result of revenue recognized under the Company’s out-license arrangements.
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
Prior to the adoption of ASU No. 2018-07 on July 1, 2018, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”),  the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards.  After adoption of ASU 2018-07 on July 1, 2018, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award.
Interest income, net
Interest income, net consists primarily of interest income earned on investments, net of amortization of premium and accretion of discount. Interest income was approximately $11.5 million, $34.8 million, and $30.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.  Interest expense was $0.0 million, $0.0 million, and $15.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. Please refer to Note 8, Leases, for further discussion of interest expense incurred on the 60 Binney Street lease.
Other (expense) income, net
Other (expense) income, net consists primarily of gains and losses on equity securities held by the Company, gains and losses on disposal of assets, and gains and losses on foreign currency.
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
ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, (“ASU 2018-18”). The amendments in this update clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, Revenue from Contracts with Customers (“Topic 606” or “ASC 606”) when the counter party is a customer in the context of a unit of account. ASU 2018-18 also precludes companies from presenting transactions with collaborative partners that are outside the scope of Topic 606 together with revenue within the scope of Topic 606. The Company adopted this standard on a retrospective basis on January 1, 2020. As a result, revenue for prior periods are presented in accordance with the new standard.
Prior to the adoption of ASU 2018-18, the Company presented all revenue recognized under its collaborative arrangements as collaboration revenue on its consolidated statements of operations and comprehensive loss. However, as the Company recognizes revenue under its collaborative arrangements both within and outside the scope of Topic 606, the Company has revised its presentation of revenue on its consolidated statements of operations and comprehensive loss as follows: service revenue includes revenue from collaborative partners recognized within the scope of Topic 606 and collaborative arrangement revenue includes revenue from collaborative partners recognized outside the scope of Topic 606. The disaggregation of revenue recognized under Topic 606 and outside of Topic 606 had previously otherwise been disclosed in the notes to consolidated financial statements.
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
Not yet adopted
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective beginning January 1, 2021. The adoption of ASU 2019-12 is not expected to have a material impact on the Company's financial position or results of operations upon adoption.
ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity's own equity. The Company will early adopt the new standard, effective January 1, 2021. The adoption of ASU 2020-06 is not expected to have an impact on the Company's financial position or results of operations upon adoption.
ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs (“ASU 2020-08”) to provide further clarification and update the previously issued guidance in ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20: Premium Amortization on Purchased Callable Debt Securities) (“ASU 2017-08”). ASU 2017-08 shortened the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. ASU 2020-08 requires that at each reporting period, to the extent that the amortized cost of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess premium shall be amortized to the next call date. The new standard will be effective beginning January 1, 2021. The adoption of ASU 2020-08 is not expected to have a material impact on the Company's financial position or results of operations upon adoption.
ASU No. 2020-10, Codification Improvements
In October 2020, the FASB issued ASU 2020-10, Codification Improvements ("ASU 2020-10"). The amendments in this ASU represent changes to clarify the ASC, correct unintended application of the guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This new standard will be effective beginning January 1, 2021. The adoption of ASU 2020-10 is not expected to have a material impact on the Company's financial position or results of operations upon adoption.
3. Marketable securities
The following table summarizes the marketable securities held at December 31, 2020 and 2019 (in thousands):

	Amortized cost / cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2020
U.S. government agency securities and treasuries	$675,043	$302	$(74)	$675,271
Corporate bonds	197,171	432	(40)	197,563
Commercial paper	77,949	1	—	77,950
Equity securities	20,017	—	(14,364)	5,653
Total	$970,180	$735	$(14,478)	$956,437
December 31, 2019
U.S. government agency securities and treasuries	$633,970	$2,014	$(48)	$635,936
Certificates of deposit	960	—	—	960
Corporate bonds	185,827	824	(43)	186,608
Commercial paper	74,378	—	—	74,378
Equity securities	20,017	—	(7,147)	12,870
Total	$915,152	$2,838	$(7,238)	$910,752
No available-for-sale debt securities held as of December 31, 2020 or 2019 had remaining maturities greater than five years.

4. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2020
Assets:
Cash and cash equivalents	$317,705	$317,705	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	675,271	—	675,271	—
Corporate bonds	197,563	—	197,563	—
Commercial paper	77,950	—	77,950	—
Equity securities	5,653	5,653	—	—
Total assets	$1,274,142	$323,358	$950,784	$—
Liabilities:
Contingent consideration	$1,509	$—	$—	$1,509
Total liabilities	$1,509	$—	$—	$1,509
December 31, 2019
Assets:
Cash and cash equivalents	$327,214	$311,245	$15,969	$—
Marketable securities:
U.S. government agency securities and treasuries	635,936	—	635,936	—
Certificates of deposit	960	—	960	—
Corporate bonds	186,608	—	186,608	—
Commercial paper	74,378	—	74,378
Equity securities	12,870	12,870	—	—
Total assets	$1,237,966	$324,115	$913,851	$—
Liabilities:
Contingent consideration	$7,977	$—	$—	$7,977
Total liabilities	$7,977	$—	$—	$7,977
Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2020, cash and cash equivalents comprise funds in cash and money market accounts. As of December 31, 2019, cash and cash equivalents comprise funds in cash, money market accounts, and commercial paper.
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

The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At December 31, 2020 and 2019, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the year ended December 31, 2020 or 2019.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $3.1 million and $3.6 million as of December 31, 2020 and 2019, respectively. No accrued interest receivable was written off during the twelve months ended December 31, 2020 or 2019.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at December 31, 2020 and 2019 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2020
U.S. government agency securities and treasuries	$211,384	$(74)	$—	$—	$211,384	$(74)
Corporate bonds	76,598	(40)	1,205	—	77,803	(40)
Total	$287,982	$(114)	$1,205	$—	$289,187	$(114)
December 31, 2019
U.S. government agency securities and treasuries	$13,234	$(3)	$79,618	$(45)	$92,852	$(48)
Corporate bonds	53,983	(43)	—	—	53,983	(43)
Total	$67,217	$(46)	$79,618	$(45)	$146,835	$(91)
The Company determined that there was no material change in the credit risk of the above investments during the twelve months ended December 31, 2020. As such, an allowance for credit losses was not recognized. As of December 31, 2020, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The Company holds equity securities with an aggregate fair value of $5.7 million and $12.9 million at December 31, 2020 and 2019, respectively within current marketable securities on its consolidated balance sheet. The Company recorded unrealized losses of $7.2 million and $9.3 million and an unrealized gain of $2.2 million during the years ended December 31, 2020, 2019, and 2018 respectively, related to its equity securities, which are included in other (expense) income, net on the consolidated statements of operations and comprehensive loss. In January 2021, the Company sold a portion of its equity securities for proceeds of $31.3 million. The fair value of the remaining equity securities held as of the trade date is $7.3 million.
Contingent consideration
In connection with its prior acquisition of Precision Genome Engineering, Inc. (“Pregenen”), the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of operations and comprehensive loss. In the absence of new information related to the probability of milestone achievement, changes in fair value will reflect changing discount rates and the passage of time. Contingent consideration is included in accrued expenses and other current liabilities and other non-current liabilities on the consolidated balance sheets.
Please refer to Note 9, Commitments and contingencies, for further information.

5. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of December 31,
	2020	2019
Land	$1,210	$1,210
Building	15,745	15,664
Computer equipment and software	6,950	6,947
Office equipment	7,665	7,599
Laboratory equipment	55,521	44,560
Leasehold improvements	34,286	33,788
Construction-in-progress	92,514	77,981
Total property, plant and equipment	213,891	187,749
Less accumulated depreciation and amortization	(51,060)	(36,573)
Property, plant and equipment, net	$162,831	$151,176
Depreciation and amortization expense related to property, plant and equipment was $15.1 million, $13.4 million, and $13.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.
North Carolina manufacturing facility
In November 2017, the Company acquired a manufacturing facility in Durham, North Carolina for the future manufacture of lentiviral vector for the Company’s gene therapies. As of December 31, 2020, a portion of the facility has been placed into service and the remainder of the facility is still in process of construction and qualification, which is required for the facility to be ready for its intended use.  Construction-in-progress as of December 31, 2020, and 2019, includes $91.1 million and $74.2 million, respectively, related to the North Carolina manufacturing facility.
6. Restricted cash
As of both December 31, 2020 and 2019, the Company maintained letters of credit of $54.5 million, which are collateralized with bank accounts at financial institutions in accordance with the agreements. Total restricted cash as of December 31, 2020 and 2019 consisted of the following (in thousands):

	As of December 31,
	2020	2019
60 Binney Street lease	$13,763	$13,763
50 Binney Street sublease	40,072	40,072
Other	2,188	660
Total restricted cash	$56,023	$54,495
Refer to Note 8, Leases, for further information on the Company's letters of credit.
7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2020	2019
Employee compensation	$55,802	$44,679
Manufacturing costs	22,571	23,126
Clinical and contract research organization costs	23,766	16,799
Collaboration research costs	20,004	27,142
Property, plant, and equipment	789	2,354
License and milestone fees	278	300
Professional fees	1,541	1,827
Other	20,655	25,329
Total accrued expenses and other current liabilities	$145,406	$141,556

8. Leases
The Company leases certain office and laboratory space. Additionally, the Company has embedded leases at contract manufacturing organizations.
60 Binney Street lease
In September, 2015, the Company entered into a lease agreement for office and laboratory space located in a building (the “Building”) at 60 Binney Street, Cambridge, Massachusetts (the “60 Binney Street Lease”), which is now the Company’s corporate headquarters. Under the terms of the 60 Binney Street Lease, starting on October 1, 2016, the Company leases approximately 253,108 square feet of office and laboratory space at $72.50 per square foot per year, or $18.4 million per year in base rent, which is subject to scheduled annual rent increases of 1.75% plus certain operating expenses and taxes. The Company currently maintains a $13.8 million collateralized letter of credit and, subject to the terms of the lease and certain reduction requirements specified therein, including market capitalization requirements, this amount may decrease to $9.2 million over time. The $13.8 million of cash collateralizing the letter of credit is classified as restricted cash and other non-current assets on the Company's consolidated balance sheets. Pursuant to a work letter entered into in connection with the 60 Binney Street Lease, the landlord contributed an aggregate of $42.4 million toward the cost of construction and tenant improvements for the Building.
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
50 Binney Street sublease
In April 2019, the Company entered into a sublease agreement for office space located at 50 Binney Street in Cambridge, Massachusetts (the “50 Binney Street Sublease”) to supplement the Company’s corporate headquarters located at 60 Binney Street in Cambridge, Massachusetts. Under the terms of the 50 Binney Street Sublease, the Company will lease 267,278 square feet of office space for $99.95 per square foot, or $26.7 million per year in base rent subject to certain operating expenses, taxes and annual rent increases of approximately 3%. The lease will commence when the space is available for use by the Company, which is anticipated to be in the first half of 2022, which reflects the sublessor's exercise of its option to postpone the commencement date of the sublease, and end on December 31, 2030, unless other conditions specified in the 50 Binney Street Sublease occur. Upon signing the 50 Binney Street Sublease, the Company executed a $40.1 million cash-collateralized letter of credit, which may be reduced in the future subject to the terms of the 50 Binney Street Sublease and certain reduction requirements specified therein. The $40.1 million of cash collateralizing the letter of credit is classified as restricted cash and other non-current assets on the Company’s consolidated balance sheets. Payments will commence at the earlier of (i) the date which is 90 days following the commencement date and (ii) the date the Company takes occupancy of all or any portion of the premises. In connection with the execution of the 50 Binney Street Sublease, the Company also entered into a Purchase Agreement for furniture and equipment (the “Furniture Purchase Agreement”) located on the premises upon lease commencement. Upon execution of the Furniture Purchase Agreement, the Company made an upfront payment of $7.5 million, all of which was recorded within restricted cash and other non-current assets on the Company’s consolidated balance sheets as of December 31, 2020. The Company will assess the lease classification of the 50 Binney Street Sublease and commence recognition of the associated rent expense upon lease commencement.
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
Embedded leases
In June 2016, the Company entered into a manufacturing agreement for the future commercial production of the Company’s beti-cel and eli-cel drug products with a contract manufacturing organization. Under this 12-year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, the Company paid $12.0 million upon the achievement of certain contractual milestones. Construction was completed in March 2018 and beginning in April 2018, the Company pays $5.1 million per year, subject to annual inflationary adjustments, in fixed suite fees, as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services. The Company may terminate this agreement at any time upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. The Company concluded in prior periods that this agreement contained an embedded lease as the suites are designated for the Company’s exclusive use during the term of the agreement. The Company recorded a right-of-use asset and lease liability for this operating lease on the effective date of ASC 842 and is recognizing rent expense on a straight-line basis throughout the remaining term of the embedded lease.
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
In July 2020, the Company entered into an agreement reserving manufacturing capacity with a contract manufacturing organization. The Company concluded that this agreement contains an embedded lease as a controlled environment room at the facility is designated for the Company's exclusive use during the term of the agreement, with the option to sublease the space if the Company provides notice that it will not utilize it for a specified duration of time. Under the terms of the agreement, the Company will be required to pay up to $5.4 million per year in maintenance fees in addition to the cost of any services provided and may terminate this agreement with eighteen months' notice. The term of the agreement is five years, with the option to extend, and is expected to commence in the first half of 2021. The Company intends to assess the lease classification of the embedded lease and commence recognition of the associated rent expense upon lease commencement.
Summary of all lease costs recognized under ASC 842
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2020 and 2019 (in thousands):

	For the year ended December 31,
	2020	2019
Lease cost (1)
Operating lease cost	$35,049	$35,346
Total lease cost	$35,049	$35,346

Other information
Operating cash flows used for operating leases	$32,097	$31,026
Weighted average remaining lease term	6.4 years	7.4 years
Weighted average discount rate	6.35%	6.70%

(1) Short-term lease costs and variable lease costs incurred by the Company for the twelve months ended December 31, 2020 and 2019 were immaterial.
Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all leases, including additional charges for utilities, parking, maintenance, and real estate taxes, was $47.7 million, $45.3 million, and $9.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Note that the Company adopted ASC 842 effective January 1, 2019 using the required modified retrospective approach and utilizing the effective date as its date of initial application.  Therefore, amounts disclosed pertaining to the year ended December 31, 2018 are presented under previous accounting guidance and are therefore not comparable to the amounts recorded during the years ended December 31, 2020 and 2019 under ASC 842.
As of December 31, 2020, future minimum commitments under ASC 842 under the Company’s operating leases were as follows (in thousands):

As of
Maturity of lease liabilities	December 31, 2020
2021	$36,430
2022	36,899
2023	37,387
2024	37,398
2025	32,082
2026 and thereafter	56,095
Total lease payments	236,291
Less: imputed interest	(43,270)
Total operating lease liabilities	$193,021

The above table excludes legally binding minimum lease payments for leases executed but not yet commenced as of December 31, 2020.

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
Based on our development plans as of December 31, 2020, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with the Company's collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in the Company’s financial statements. As further discussed in Note 11, Collaborative arrangements, BMS assumed responsibility for amounts due to licensors as a result of any future ex-U.S. sales of ide-cel and bb21217.
The Company has various manufacturing development and license agreements to support clinical and commercial product needs. The following table presents non-cancelable contractual obligations arising from these arrangements:

Years ended December 31,	Purchase commitment
2021	$83,885
2022	12,611
2023	—
2024	—
2025	—
2026 and thereafter	—
Total purchase commitments	$96,496
Litigation
From time to time, the Company is party to various claims and complaints arising in the ordinary course of business, including securities class action litigation. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. Management does not believe that any ultimate liability resulting from any of these claims will have a material adverse effect on its results of operations, financial position, or liquidity. However, management cannot give any assurance regarding the ultimate outcome of any claims, and their resolution could be material to operating results for any particular period.
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
10. Common stock and preferred stock
The Company is authorized to issue 125.0 million shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption or conversion rights. As of December 31, 2020, and 2019, the Company had 66.4 million and 55.4 million shares of common stock issued and outstanding, respectively.
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
The Company is authorized to issue 5.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2020 and 2019, the Company had no shares of preferred stock issued or outstanding.
Reserved for future issuance
The Company has reserved for future issuance the following number of shares of common stock (in thousands):

	As of December 31,
	2020	2019
Options to purchase common stock	6,262	5,483
Restricted stock units	1,495	1,127
2013 Stock Option and Incentive Plan	2,545	2,007
2013 Employee Stock Purchase Plan	67	147
	10,369	8,764

11. Collaborative arrangements
To date, the Company’s service and collaborative arrangement revenue has been primarily generated from its collaboration arrangements with BMS, formerly Celgene Corporation ("Celgene") prior to its acquisition by BMS in November 2019, and Regeneron, each as further described below.
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
BMS Amended Collaboration Agreement
In June 2015, the Company and BMS amended and restated the BMS Collaboration Agreement (the “Amended BMS Collaboration Agreement”).  Under the Amended BMS Collaboration Agreement, the parties narrowed the focus of the collaboration to exclusively work on anti-B-cell maturation antigen (“BCMA”) product candidates for a new three-year term. In connection with the Amended BMS Collaboration Agreement, the Company received an up-front, one-time, non-refundable, non-creditable payment of $25.0 million to fund research and development under the collaboration. Under the terms of the Amended BMS Collaboration Agreement, for up to two product candidates selected for development under the collaboration, the Company was responsible for conducting and funding all research and development activities performed up through completion of the initial phase 1 clinical study of such product candidates.
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
BMS Ide-cel Co-Development, Co-Promote and Profit Share Agreement
In March 2018, the Company elected to co-develop and co-promote ide-cel within the U.S. pursuant to the execution of the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (“Ide-cel CCPS”), which replaced the Ide-cel License Agreement.  As a result of executing the Ide-cel CCPS, the responsibilities of the parties remain unchanged from those under the Ide-cel License Agreement, however, the Company will share equally in all profits and losses relating to developing, commercializing and manufacturing ide-cel within the U.S. and has the right to participate in the development and promotion of ide-cel in the U.S. BMS is responsible for the costs incurred to manufacture vector and associated payload for use outside of the U.S., plus a markup. As a result of electing to co-develop and co-promote ide-cel within the U.S., the milestones and royalties payable under the Ide-cel License Agreement were adjusted. Under the Ide-cel CCPS, the Company was eligible to receive a $10.0 million milestone related to the development of ide-cel in the U.S. and, for the first indication to be addressed by ide-cel, ex-U.S. regulatory and commercial milestones of up to $60.0 million. Under the Ide-cel CCPS, the $10.0 million development milestone was achieved in the second quarter of 2019 and subsequently paid by BMS.
In May 2020, the First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (as amended, the "Amended Ide-cel CCPS") was executed, which amended the Ide-cel CCPS. Under the Amended Ide-cel CCPS, the parties will continue to share equally in all profits and losses related to developing, commercializing and manufacturing ide-cel within the U.S. Under the Amended Ide-cel CCPS and the Amended bb21217 License Agreement, described further below, BMS was relieved of its obligations to pay the Company for future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217 in exchange for an up-front, non-refundable, non-creditable payment of $200.0 million, which represents the aggregate of the probability-weighted, net present value of the future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217. In connection with these amendments, BMS assumed the contract manufacturing agreements related to ide-cel adherent lentiviral vector. Over time, BMS is assuming responsibility for manufacturing ide-cel suspension lentivrial vector outside of the U.S., with bluebird responsible for manufacturing ide-cel suspension lentiviral vector in the U.S. In addition, under the Amended Ide-cel CCPS and the Amended bb21217 License Agreement, described further below, the parties are released from future exclusivity related to BCMA-directed T cell therapies. There are no remaining milestones or royalties under the Amended Ide-cel CCPS.
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

Accounting Analysis – Amended Ide-cel CCPS and Amended bb21217 License Agreement
In accordance with the Company’s accounting policies related to variable consideration, as further described in Note 2, Summary of Significant Accounting Policies and Basis of Presentation, if an arrangement includes variable consideration, including milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price of an arrangement. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.
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

Ide-cel transaction price
The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement (including those performance obligations that were completed as of the May 2020 contract modification date), and the amount of the transaction price unsatisfied as of December 31, 2020 (in thousands):

Ide-cel transaction price as of December 31, 2020
Upfront non-refundable payments received prior to May 2020 contract modification (1)	$120,000
Allocated portion of the upfront non-refundable payment received in connection with the Amended Ide-cel CCPS and bb21217 License Agreement (2)	184,029
Estimated variable consideration (3)	83,900
$387,929
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

	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of December 31, 2020
Ide-cel research and development services	$40,912	$—
Ide-cel license and manufacturing services	347,017	1,082
	$387,929	$1,082
Ide-cel research and development services
The Company allocated $40.9 million of the transaction price to the research and development services.  The Company satisfied this performance obligation as the research and development services were performed.  The Company determined that the period of performance of the research and development services was through projected initial phase 1 clinical study substantial completion, or through May 2018.  The research and development performance obligation was satisfied prior to the May 2020 amendments and, as a result, the accounting for this previously satisfied performance obligation was not affected by the modification. The Company recognized no revenue related to ide-cel research and development services for the year ended December 31, 2020. The Company recognized $2.3 million and $5.8 million related to ide-cel research and development services for the year ended December 31, 2019 and 2018, respectively.
Ide-cel license and manufacturing services
The Company allocated $347.0 million of the transaction price to the combined unit of accounting which consists of the license and manufacture of vectors and associated payload for incorporation into ide-cel.
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
The following table summarizes the net collaboration revenue recognized or expense incurred for the joint ide-cel development efforts in the U.S. under ASC 808, including revenue or expense related to the combined performance obligation for the license and vector manufacturing of ide-cel in the U.S. for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	For the years ended December 31,
	2020	2019	2018
ASC 808 ide-cel license and manufacturing revenue - U.S. (1)	$108,196	$—	$6,255
ASC 808 ide-cel research and development expense - U.S. (1)	$41,599	$32,415	$8,689
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
Revenue related to the combined unit of accounting for the non-US license and vector manufacturing services is accounted for in accordance with Topic 606. The following table summarizes the revenue recognized related to the combined unit of accounting for the ide-cel ex-U.S. license and vector manufacturing services for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	For the years ended December 31
	2020	2019	2018
ASC 606 ide-cel license and manufacturing revenue - ex-U.S.	$99,053	$25,522	$35,900

As of December 31, 2020, the aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the ide-cel license and manufacturing services, that is unsatisfied, or partially unsatisfied, is $1.1 million, which the Company expects to recognize as revenue as manufacturing services are provided through the remaining development period. As of December 31, 2020 and 2019, the Company had $0.8 million and $8.5 million, respectively, of deferred revenue associated with the combined performance obligation consisting of the ide-cel license and manufacturing services.
bb21217 transaction price
The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement (including those performance obligations that were completed as of the May 2020 contract modification date), and the amount of the transaction price unsatisfied as of December 31, 2020 (in thousands):

(in thousands)	bb21217 transaction price as of December 31, 2020
Upfront non-refundable payments received prior to May 2020 contract modification (1)	$15,000
Allocated portion of the up-front non-refundable payment received in connection with the Amended Ide-cel CCPS and bb21217 License Agreement (2)	15,971
Estimated variable consideration (3)	1,803
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

	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of December 31, 2020
bb21217 research and development services	$5,444	$—
bb21217 license and manufacturing services	27,330	27,330
	$32,774	$27,330
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
bb21217 research and development services
The Company satisfied this performance obligation as the research and development services were performed.  The Company determined that the period of performance of the research and development services was two years through projected substantial completion of the initial phase 1 clinical study, or through September 2019.  The research and development performance obligation was satisfied prior to the May 2020 amendments, and as a result, the accounting for this previously satisfied performance obligation was not affected by the modification. As part of performing its initial obligation to complete a phase 1 trial as originally contemplated, the Company recognized no revenue for the year ended December 31, 2020 and revenue of $2.2 million and $2.9 million for the years ended December 31, 2019 and 2018, respectively.
The agreement to expand the bb21217 phase 1 trial that occurred in 2019 was previously treated as a separate contract for accounting purposes, because the trial expansion was for the addition of a promised good or service that is distinct and the associated consideration reflected the standalone selling price of the additional promised good or service. This contract was not affected by the May 2020 amendments and, accordingly, the accounting for this agreement was not impacted by the May 2020 amendments. The transaction price associated with these additional patients consists of variable consideration and is based upon an agreed-upon amount per patient which will be recognized as revenue as the patients are treated. The Company began fulfilling the performance obligation in the fourth quarter of 2019 and it was satisfied in the fourth quarter of 2020. In connection with treating additional patients in the phase 1 trial, the Company recognized revenue of $12.4 million, $0.4 million, and $0.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.
bb21217 license and manufacturing services
The Company will satisfy its performance obligation related to the manufacture of vectors and associated payload for incorporation into bb21217 through development as the bb21217 manufacturing services are performed. As of December 31, 2020, the manufacturing services for bb21217 had not yet commenced.  Therefore, no amounts have been recognized for the combined performance obligation in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020, 2019, and 2018.

The aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb21217 license and manufacturing services, is $27.3 million.  The Company does not expect that recognition will begin in the next twelve months and has therefore classified deferred revenue associated with the combined performance obligation as deferred revenue, net of current portion on its consolidated balance sheet. The Company had $25.8 million and $9.8 million of remaining deferred revenue as of December 31, 2020 and 2019, respectively, associated with the combined performance obligation consisting of the bb21217 license and manufacturing services.
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
The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the twelve months ended December 31, 2020 (in thousands):

	Balance at December 31, 2019	Additions	Deductions	Balance at December 31, 2020
Receivables	$400	$12,400	$(12,400)	$400
Contract liabilities:
Deferred revenue	$18,265	$200,000	$(191,683)	$26,582
The change in the receivables balance for the year ended December 31, 2020 is primarily driven by amounts owed to the Company for bb21217 research and development services provided during the period (expanded phase 1 clinical trial), offset by amounts collected from BMS in the period.
The increase in deferred revenue during the year ended December 31, 2020 is primarily driven by the $200.0 million consideration received in connection with the May 2020 amendments, offset by revenue recognized in the year-to-date period related to the combined unit of accounting for ide-cel license and vector manufacturing services. A total of $191.7 million was released from deferred revenue during the year-to-date period, of which $169.2 million is related to a cumulative catch-up adjustment to revenue recorded in connection with the May 2020 contract modification described further above. As of December 31, 2019, the Company had $8.5 million of deferred revenue associated with the combined performance obligation consisting of the ide-cel license and manufacturing services, of which $8.2 million was released during the year ended December 31, 2020.
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
Regeneron Share Purchase Agreement
A Share Purchase Agreement (“SPA”) was entered into by the parties in August 2018.  In August 2018, on the closing date of the transaction, the Company issued Regeneron 0.4 million shares of the Company’s common stock, subject to certain restrictions, for $238.10 per share, or $100.0 million in the aggregate.  The purchase price represents $63.0 million worth of common stock plus a $37.0 million premium, which represents a collaboration research advancement, or credit to be applied to Regeneron’s initial 50 percent funding obligation for collaboration research, after which the collaborators will continue to fund ongoing research equally. The collaboration research advancement only applies to pre-IND research activities and is not refundable or creditable against post-IND research activities for any programs where Regeneron exercises their opt-in rights.
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
Consistent with its collaboration accounting policy, the Company will recognize collaboration revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period.  That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaboration revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron.  If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of December 31, 2020 and 2019, the Company has $30.8 million and $38.2 million, respectively, of the amount attributed to the joint research activities remaining to be recognized which is classified as collaboration research advancement, current portion and collaboration research advancement, net of current portion on the consolidated balance sheet.

The Company recognized $7.4 million and $5.7 million of collaboration revenue from the Regeneron Collaboration Agreement during the years ended December 31, 2020 and 2019, respectively.
12. Royalty and other revenue
Novartis Pharma AG
In April 2017, the Company entered into a worldwide license agreement with Novartis. Under the terms of the agreement, Novartis non-exclusively licensed certain patent rights related to lentiviral vector technology to develop and commercialize CAR T cell therapies for oncology, including Kymriah (formerly known as CTL19), Novartis’s anti-CD19 CAR T therapy. At contract inception, financial terms of the agreement included a $7.5 million payment upon execution, $7.5 million of potential future milestone payments associated with regulatory approvals, and $1.1 million of payments for each subsequently licensed product, as well as low single digit royalty payments on net sales of covered products. In August 2017, Novartis received FDA approval for Kymriah and paid the Company $2.5 million as a result of the achievement of a related milestone.
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
The Company began recognizing royalty revenue from sales of Kymriah in the fourth quarter of 2017. As the license was deemed to be the predominant item to which the royalties relate, the Company recognizes royalties from the sales of Kymriah when the related sales occur. For the years ended December 31, 2020, 2019, and 2018, the Company recognized royalty and other revenue of $21.1 million, $8.2 million, and $2.2 million, respectively. For the years ended December 31, 2020, 2019, and 2018, the Company recognized cost of royalty and other revenue of $5.4 million, $3.0 million, and $0.9 million, respectively.
In December 2020, the Company received notice of termination from Novartis for the license agreement described above. This termination will be effective in March 2021, at which point in time Novartis will no longer be required to pay the Company royalty or other payments on net sales of Kymriah or any future products.
Orchard Therapeutics Limited (assigned by GlaxoSmithKline Intellectual Property Development Limited)
In April 2017, the Company entered into a worldwide license agreement with GlaxoSmithKline Intellectual Property Development Limited (“GSK”). Under the terms of the agreement, GSK non-exclusively licensed certain patent rights related to lentiviral vector technology to develop and commercialize gene therapies for Wiscott-Aldrich syndrome and metachromatic leukodystrophy, two rare genetic diseases. Financial terms of the agreement include a nonrefundable upfront payment of $3.0 million as well as $1.3 million of potential milestone payments related to each marketing authorization for each indication in any country as well as low single digit royalties on net sales of covered products. This license agreement was assigned by GSK to Orchard Therapeutics Limited, effective in April 2018.
Under Topic 606, the Company identified only one performance obligation, consisting of the license, which was satisfied at contract inception. Accordingly, the entire nonrefundable license fee of $3.0 million was recognized as revenue upon contract execution in the second quarter of 2017 given there were no other unsatisfied performance obligations in the arrangement. Regulatory approvals are not within the Company’s control or the licensee’s control and are generally not considered probable of being achieved until those approvals are received. As such, these milestones are constrained until such time as after regulatory approvals are received. There was no revenue recognized under this arrangement in the years ended December 31, 2020, 2019, or 2018. Because the single performance obligation was previously satisfied, all regulatory milestones will be recognized as revenue in full in the period in which the associated milestone is achieved.
Given there was no revenue recognized under this arrangement in the years ended December 31, 2020, 2019, or 2018, there was no associated cost of royalty and other revenue.
13. Intangible assets
Intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	As of December 31,			As of December 31,
	2020			2019
	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Developed technology	$30,100	$(24,456)	$5,644	$30,100	$(20,694)	$9,406
In-licensed rights	5,224	(827)	4,397	5,224	(304)	4,920
Total	$35,324	$(25,283)	$10,041	$35,324	$(20,998)	$14,326
Amortization expense for intangible assets was $4.3 million, $4.1 million, and $3.8 million for each of the years ended December 31, 2020, 2019 and 2018, respectively.
Developed technology
The Company's developed technology was obtained through its acquisition of Pregenen, a privately-held biotechnology company in 2014. The Company obtained gene editing and cell signaling technology with a broad range of potential therapeutic applications. The Company considered the intangible asset acquired to be developed technology, as at the date of the acquisition it could be used the way it was intended to be used in certain ongoing research and development activities. The gene editing platform intangible asset is being amortized on a straight-line basis over its expected useful life of approximately eight years from the date of the acquisition. Please refer to Note 4, Fair value measurements, and Note 9, Commitments and contingencies, for further information.
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
The following table summarizes the estimated future amortization for intangible assets for the next five years and thereafter (in thousands):

As of December 31, 2020
2021	$4,285
2022	2,404
2023	522
2024	522
2025	522
2026 and thereafter	1,786
Total	$10,041

14. Stock-based compensation
In June 2013, the Company’s board of directors adopted its 2013 Stock Option and Incentive Plan (“2013 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO. The 2013 Plan replaces the 2010 Stock Option and Grant Plan (“2010 Plan”).
The 2013 Plan allows for the granting of incentive stock options, non-qualified stock options, restricted stock units and restricted stock awards to the Company’s employees, members of the board of directors, and consultants of the Company. The Company initially reserved 1.0 million shares of its common stock for the issuance of awards under the 2013 Plan. The 2013 Plan provides that the number of shares reserved and available for issuance under the 2013 Plan will automatically increase each January 1, beginning on January 1, 2014, by four percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. In January 2020 and January 2021, the number of common stock available for issuance under the 2013 Plan was increased by approximately 2.2 million and 2.7 million shares, respectively, as a result of this automatic increase provision.

Any options or awards outstanding under the Company’s previous stock option plans, including both the 2010 Plan and the Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan (“2002 Plan”), at the time of adoption of the 2013 Plan remain outstanding and effective. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, expired or are otherwise terminated (other than by exercise) under the 2002 Plan and 2010 Plan are added to the shares of common stock available for issuance under the 2013 Plan. As of December 31, 2020, the total number of common stock that may be issued under all plans is 2.6 million.
The Company does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $156.6 million, $160.6 million, and $110.8 million during the years ended December 31, 2020, 2019 and 2018, respectively. Stock-based compensation expense recognized by award type is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options	$93,977	$95,668	$83,449
Restricted stock units	49,326	63,580	26,628
Employee stock purchase plan and other	13,328	1,381	759
	$156,631	$160,629	$110,836
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development	$72,239	$80,139	$54,422
Selling, general and administrative	84,392	80,490	56,414
	$156,631	$160,629	$110,836
In February 2018, the Company issued restricted stock units with service and performance conditions to employees, less than 0.1 million of which are outstanding as of December 31, 2020. Vesting of these awards is contingent on the occurrence of a certain regulatory milestone event which was achieved in June 2019 and fulfillment of any remaining service condition.  The Company began recognizing expense for these awards in the second quarter of 2019 when achievement of the regulatory milestone was deemed probable. The Company recognized $20.1 million of expense related to these awards in the second quarter of 2019 and will continue to recognize stock-based compensation expense related to these awards through June 2021 when the final tranche of the awards vest.
As of December 31, 2020, the Company had $146.0 million, $89.3 million and $0.4 million of unrecognized compensation expense related to unvested stock options, restricted stock units (exclusive of those with service and performance conditions that have not yet been achieved) and the employee stock purchase plan, respectively, that is expected to be recognized over a weighted-average period of 2.1 years, 2.4 years, and 0.3 years, respectively.
Stock options
The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected volatility	69.5%	70.7%	75.5%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	1.4%	2.3%	2.7%
Expected dividend yield	0.0%	0.0%	0.0%
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Shares (in thousands)	Weighted- average exercise price per share	Weighted- average contractual life (in years)	Aggregate intrinsic value (a) (in thousands)
Outstanding at December 31, 2019	5,483	$116.30
Granted	1,585	$69.40
Exercised	(95)	$19.43
Canceled or forfeited	(711)	$124.00
Outstanding at December 31, 2020	6,262	$105.02	7.0	$15,716
Exercisable at December 31, 2020	3,669	$107.11	5.8	$15,659
Vested and expected to vest at December 31, 2020	6,262	$105.02	7.0	$15,716
(a)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2020.
The weighted-average fair values of options granted during 2020, 2019 and 2018 was $43.24, $83.44, and $125.12, respectively.  The intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018, was $4.0 million, $29.0 million and $73.1 million, respectively.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted-average grant date fair value
Unvested balance at December 31, 2019	1,127	$146.10
Granted	1,018	70.18
Vested	(433)	130.10
Forfeited	(217)	123.32
Unvested balance at December 31, 2020	1,495	$102.34
The intrinsic value of restricted stock units vested during the years ended December 31, 2020, 2019, and 2018 was $30.9 million, $28.4 million and $25.5 million, respectively.
Employee Stock Purchase Plan
In June 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO. The 2013 ESPP authorizes the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. During each of the years ended December 31, 2020 and 2019, less than 0.1 million shares of common stock were issued under the 2013 ESPP, respectively.
15. 401(k) Savings plan
In 1997, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In March 2021, the Company expects to make matching contributions of approximately $5.2 million related to employee contributions made during 2020. In March 2020, the Company made $4.6 million of matching contributions related to employee contributions made during 2019. The match contribution is included in accrued expenses and other current liabilities as of December 31, 2020 and 2019.  Expense related to the 401(k) Plan totaled $5.2 million, $4.6 million, $2.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.
16. Income taxes
The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
U.S.	$(489,091)	$(649,172)	$(440,473)
Foreign	(128,918)	(140,981)	(114,965)
Total	$(618,009)	$(790,153)	$(555,438)
The provision for (benefit from) income taxes were as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	2	7	324
Foreign	684	612	222
Deferred:
Federal	—	(966)	(307)
State	—	(198)	(52)
Foreign	—	—	—
Total income tax expense (benefit)	$686	$(545)	$187
A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the Company’s effective income tax rate as reflected in the financial statements is as follows:

	Year ended December 31,
	2020	2019	2018
Federal income tax expense at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	3.1%	3.7%	5.1%
Permanent differences	(0.6)%	(0.8)%	(0.7)%
Stock-based compensation	(2.4)%	(0.7)%	1.6%
Research and development credit	6.0%	5.4%	6.5%
Foreign differential	(4.6)%	(3.7)%	(4.4)%
Federal tax rate change	—%	—%	0.1%
Other	(0.3)%	0.8%	(0.1)%
Change in valuation allowance	(22.3)%	(25.6)%	(29.1)%
Effective income tax rate (expense) benefit	(0.1)%	0.1%	—%
For the years ended December 31, 2020, 2019 and 2018, the Company recognized an income tax expense (benefit) of $0.7 million or (0.1)%, $(0.5) million or 0.1%, and $0.2 million or 0.0%, respectively.  The Company did not recognize any significant tax expense for the years ended December 31, 2020, 2019, or 2018 as the Company was subject to a full valuation allowance.
Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are composed of the following (in thousands):

	Year ended December 31,
	2020	2019
Deferred tax assets:
U.S. net operating loss carryforwards (federal and state)	$546,098	$439,839
Tax credit carryforwards (federal and state)	246,742	213,810
Capitalized license fees and research and development expenses	14,402	16,295
Deferred revenue	15,644	15,119
Stock-based compensation	51,828	46,111
Lease liabilities	48,680	52,631
Accruals and other	14,536	15,432
Total deferred tax assets	937,930	799,237
Intangible assets	(1,499)	(2,518)
Right-of-use assets	(45,976)	(49,480)
Fixed assets	(7,576)	(2,670)
Less valuation allowance	(882,879)	(744,569)
Net deferred taxes	$—	$—
A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The valuation allowance increased on a net basis by approximately $138.3 million during the year ended December 31, 2020 due primarily to net operating losses, tax credit carryforwards, and stock-based compensation. Effective January 1, 2019, the Company adopted ASU 2016-02, which resulted in the de-recognition of the 60 Binney Street lease and related fixed assets and the recognition of lease liabilities and right-of-use assets. The Company adjusted its deferred tax balances as a result of the adoption.
As of December 31, 2020, 2019 and 2018, the Company had U.S. federal net operating loss carryforwards of approximately $2.03 billion, $1.62 billion, and $1.10 billion, respectively, which may be available to offset future income tax liabilities. Of the amount as of December 31, 2020, $1.32 billion will carryforward indefinitely while $711.0 million will expire at various dates through 2037. As of December 31, 2020, 2019 and 2018, the Company also had U.S. state net operating loss carryforwards of approximately $1.89 billion, $1.56 billion, and $1.08 billion, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2039.
As of December 31, 2020, 2019 and 2018, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $235.3 million, $203.1 million, and $156.2 million, respectively, available to reduce future tax liabilities which expire at various dates through 2039. As of December 31, 2020, 2019 and 2018, the Company had state credit carryforwards of approximately $14.5 million, $13.6 million, and $14.3 million, respectively, available to reduce future tax liabilities which expire at various dates through 2034. During the fourth quarter of 2018, the Company completed an analysis of prior year estimates of U.S. research and development and orphan drug tax credits for the years 2013 through 2017. The analysis resulted in an immaterial adjustment to the Company's income tax benefit, which was offset by an adjustment to the valuation allowance. An analysis of the U.S. research and development and orphan drug credits has not yet been completed for 2018, 2019, or 2020.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted. This law temporarily suspends and adjusts certain law changes enacted in the Tax Cuts and Jobs Act in 2017. In December 2020, the Consolidated Appropriations Act was enacted. This law modified the employee retention credit under the CARES Act and created credit extenders for certain credits. The Company has concluded that the provisions in the CARES Act and Consolidated Appropriations Act have an immaterial impact on the Company’s income tax expense due to its cumulative losses and full valuation allowance position.
Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception and prior to its initial public offering in 2013, which it believes has resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code. The Company completed a study through September 2019 confirming no ownership changes have occurred since the Company's initial public offering in 2013; any ownership shifts occurring after September 2019 could result in an ownership change under Section 382.
The Company files Federal income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2017 through December 31, 2019. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities to the extent utilized in a future period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits
Balance as of December 31, 2018	$12,095
Increases (decreases) for tax positions related to current period	3,554
Increases (decreases) for tax positions related to prior periods	296
Balance as of December 31, 2019	15,945
Increases (decreases) for tax positions related to current period	3,149
Increases (decreases) for tax positions related to prior periods	(100)
Balance as of December 31, 2020	18,994
The unrecognized tax benefits at December 31, 2020, if recognized, would not affect the Company’s effective tax rate due to its full valuation allowance position. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for income taxes. For the years ended December 31, 2020, 2019 and 2018, the Company’s accrued interest and penalties related to uncertain tax positions were not material.
17. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31, 2020,
	2020	2019	2018
Outstanding stock options	6,262	5,483	4,643
Restricted stock units	1,495	1,127	931
ESPP shares and other	326	19	10
	8,083	6,629	5,584

18. Selected quarterly financial data (unaudited)
The following table contains quarterly financial information for 2020 and 2019. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2020
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
	(in thousands, except per share data)
Total revenues	$21,863	$198,890	$19,273	$10,708	$250,734
Total operating expenses	225,288	224,835	208,967	214,690	873,780
Loss from operations	(203,425)	(25,945)	(189,694)	(203,982)	(623,046)
Net loss	(202,611)	(21,465)	(194,745)	(199,874)	(618,695)
Net loss per share applicable to common stockholders - basic and diluted	$(3.64)	$(0.36)	$(2.94)	$(3.01)	$(9.95)

	2019
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
	(in thousands, except per share data)
Total revenues	$12,471	$13,296	$8,910	$9,997	$44,674
Total operating expenses	183,645	215,998	219,326	240,531	859,500
Loss from operations	(171,174)	(202,702)	(210,416)	(230,534)	(814,826)
Net loss	(164,446)	(195,782)	(206,033)	(223,347)	(789,608)
Net loss per share applicable to common stockholders - basic and diluted	$(2.99)	$(3.55)	$(3.73)	$(4.04)	$(14.31)

19. Subsequent events
In January 2021, the Company announced its intent to separate its severe genetic disease and oncology programs into two separate, independent publicly traded companies, bluebird bio, Inc. and a new company, referred to as Oncology NewCo in these consolidated financial statements. bluebird bio, Inc. intends to retain focus on its severe genetic disease programs and Oncology NewCo is expected to focus on the Company's oncology programs. The transaction is expected to be completed in late 2021 and is anticipated to be tax-free, subject to receipt of a favorable IRS ruling.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Amended and Restated By-laws of the Registrant	—	—	—	Filed herewith
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
4.2	Description of the Registrant's Securities	—	—	—	Filed herewith
10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013
10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013
10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013
10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013
10.5†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals, Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013
10.6†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017
10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013
10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013
10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013
10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.1	May 6, 2015
10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013
10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.1	May 14, 2013
10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1	333-188605	10.11	May 14, 2013
10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 7, 2015
10.15	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016
10.16	Amendment No. 2 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.17	November 1, 2017
10.17†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q/A	001-35966	10.16	November 2, 2016

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.18	Second Amended and Restated License Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated May 8, 2020	10-Q	001-35966	10.18	August 5, 2020
10.19†	Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated March 26, 2018	10-Q	001-35966	10.20	May 2, 2018
10.20††	First Amendment to Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated May 8, 2020	10-Q	001-35966	10.20	August 5, 2020
10.21†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q/A	001-35966	10.17	November 2, 2016
10.22†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017
10.23†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q/A	001-35966	10.18	November 2, 2016
10.24†	License Agreement, dated December 23, 2015, by and between the Registrant and SIRION Biotech GmbH	10-K	001-35966	10.23	February 21, 2019
10.25††	Toll Manufacturing and Service Agreement, dated November 18, 2016 by and between the Registrant and APCETH Biopharma GmbH, as amended	10-Q	001-35966	10.24	August 1, 2019
10.26††	Clinical and Commercial Supply Agreement – Viral Vector Product, dated November 27, 2017, by and between the Registrant and SAFC Carlsbad, Inc., as amended	10-Q	001-35966	10.25	August 1, 2019
10.27††	Amendment No. 2 to Clinical and Commercial Supply Agreement Viral Vector Product by and between bluebird bio (Switzerland) GmbH and SAFC Carlsbad, Inc.	8-K	001-35966	10.1	January 21, 2020
10.28	Amendment No. 3 to Clinical and Commercial Supply Agreement Viral Vector Product by and between bluebird bio (Switzerland) GmbH and SAFC Carlsbad, Inc.	—	—	—	Filed herewith
10.29#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013
10.30#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013
10.31#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013
10.32#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014
10.33#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016
10.34#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017
10.35#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 7, 2015
10.36#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017
10.37#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013
10.38#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018
10.39#	Offer Letter, dated November 16, 2017, by and between the Registrant and Kory Wentworth	10-K	001-35966	10.39	February 21, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.40#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013
10.41#	Employment Agreement, dated December 18, 2018, by and between the Registrant and William (“Chip”) Baird	8-K	001-35966	10.1	February 11, 2019
10.42†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.3	November 5, 2015
10.43	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	August 3, 2016
10.44	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017
10.45††	Sublease, dated April 16, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.42	August 1, 2019
10.46	Amendment to Sublease, dated April 19, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.43	August 1, 2019
21.1	Subsidiaries of the Registrant	—	—	—	Filed herewith
23.1	Consent of Ernst & Young LLP	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith
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

Name	Title	Date

/s/ Nick Leschly	President, Chief Executive Officer and Director	February 23, 2021
Nick Leschly	(Principal Executive Officer and Duly Authorized Officer)

/s/ Chip Baird	Chief Financial Officer	February 23, 2021
Chip Baird	(Principal Financial Officer, Principal Accounting Officer, and Duly Authorized Officer)

/s/ Daniel S. Lynch	Director	February 23, 2021
Daniel S. Lynch

/s/ John O. Agwunobi, M.D.	Director	February 23, 2021
John O. Agwunobi, M.D.

/s/ Wendy L. Dixon, Ph.D.	Director	February 23, 2021
Wendy L. Dixon, Ph.D.

/s/ Ramy Ibrahim, M.D.	Director	February 23, 2021
Ramy Ibrahim, M.D.

/s/ William R. Sellers, M.D.	Director	February 23, 2021
William R. Sellers, M.D.

/s/ Denice Torres	Director	February 23, 2021
Denice Torres

/s/ Mark Vachon	Director	February 23, 2021
Mark Vachon