Form 10-Q
period 2021-03-31
bluebird bio, Inc.
filed 2021-05-05
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of April 30, 2021, there were 67,447,548 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

Summary of the Material and Other Risks Associated with Our Business
Below is a summary of the material risks to our business, operations and the investment in our common stock. This summary does not address all of the risks that we face. Risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q in its entirety before making investment decisions regarding our common stock.

•The EMA has paused the renewal procedure for the conditional marketing authorization of ZYNTEGLOTM while the EMA's pharmacovigilance risk assessment committee reviews the risk-benefit assessment for ZYNTEGLO and determines whether any additional pharmacovigilance measures are necessary, and we have no assurance as to what the EMA may require, or the timing, if ever, of when ZYNTEGLO may return to the market in Europe.
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
•We are dependent on BMS for the successful development and commercialization of ABECMA® (idecabtagene vicleucel; ide-cel) and bb21217. If BMS does not devote sufficient resources to the development of ABECMA and bb21217, is unsuccessful in its efforts, or chooses to terminate its agreements with us, our business will be materially harmed.
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

•The proposed separation of our business into two independent, publicly traded companies is subject to various risks and uncertainties and may not be completed on the terms or timeline currently contemplated, if at all, and will involve significant time, effort and expense, which could harm our business, results of operations and financial condition.

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
bluebird bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of March 31, 2021	As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$439,714	$317,705
Marketable securities	572,722	833,546
Prepaid expenses	42,258	37,472
Receivables and other current assets	24,762	16,116
Inventory	18,079	10,698
Total current assets	1,097,535	1,215,537
Marketable securities	81,115	122,891
Property, plant and equipment, net	165,198	162,831
Intangible assets, net	11,469	10,041
Goodwill	13,128	13,128
Operating lease right-of-use assets	197,970	184,019
Restricted cash and other non-current assets	70,864	72,805
Total assets	$1,637,279	$1,781,252
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,232	$21,602
Accrued expenses and other current liabilities	146,791	145,406
Operating lease liability, current portion	28,063	25,024
Deferred revenue, current portion	1,330	2,320
Collaboration research advancement, current portion	9,899	9,236
Total current liabilities	206,315	203,588
Deferred revenue, net of current portion	25,762	25,762
Collaboration research advancement, net of current portion	19,399	21,581
Operating lease liability, net of current portion	177,702	167,997
Other non-current liabilities	7,768	7,268
Total liabilities	436,946	426,196
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 67,422 and 66,432 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	675	665
Additional paid-in capital	4,311,462	4,260,443
Accumulated other comprehensive loss	(5,449)	(5,505)
Accumulated deficit	(3,106,355)	(2,900,547)
Total stockholders’ equity	1,200,333	1,355,056
Total liabilities and stockholders’ equity	$1,637,279	$1,781,252
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended March 31,
	2021	2020
Revenue:
Service revenue	$5,918	$16,833
Collaborative arrangement revenue	1,519	2,302
Royalty and other revenue	5,357	2,728
Total revenues	12,794	21,863
Operating expenses:
Research and development	154,478	154,123
Selling, general and administrative	86,874	73,248
Cost of royalty and other revenue	2,281	1,025
Change in fair value of contingent consideration	369	(3,108)
Total operating expenses	244,002	225,288
Loss from operations	(231,208)	(203,425)
Interest income, net	710	5,355
Other income (expense), net	24,756	(4,447)
Loss before income taxes	(205,742)	(202,517)
Income tax expense	(66)	(94)
Net loss	$(205,808)	$(202,611)
Net loss per share - basic and diluted:	$(3.07)	$(3.64)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	66,976	55,590
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax benefit (expense) of $0.0 million for the three months ended March 31, 2021 and 2020	56	(906)
Total other comprehensive income (loss)	56	(906)
Comprehensive loss	$(205,752)	$(203,517)
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2020	66,432	$665	$4,260,443	$(5,505)	$(2,900,547)	$1,355,056
Vesting of restricted stock units	294	3	(3)	—	—	—
Exercise of stock options	207	2	1,217	—	—	1,219
Purchase of common stock under ESPP	67	1	1,706	—	—	1,707
Stock-based compensation	—	—	36,090	—	—	36,090
Issuance of unrestricted stock awards to settle accrued employee compensation	422	4	12,009	—	—	12,013
Other comprehensive income	—	—	—	56	—	56
Net loss	—	—	—	—	(205,808)	(205,808)
Balances at March 31, 2021	67,422	$675	$4,311,462	$(5,449)	$(3,106,355)	$1,200,333

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2019	55,368	$554	$3,568,184	$(1,893)	$(2,281,852)	$1,284,993
Vesting of restricted stock units	204	2	(2)	—	—	—
Exercise of stock options	20	—	750	—	—	750
Purchase of common stock under ESPP	28	—	1,872	—	—	1,872
Stock-based compensation	—	—	36,335	—	—	36,335
Other comprehensive loss	—	—	—	(906)	—	(906)
Net loss	—	—	—	—	(202,611)	(202,611)
Balances at March 31, 2020	55,620	$556	$3,607,139	$(2,799)	$(2,484,463)	$1,120,433
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(205,808)	$(202,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	369	(3,108)
Depreciation and amortization	5,360	4,880
Stock-based compensation expense	42,527	36,293
(Gain) loss on equity securities	(28,372)	4,520
Other non-cash items	2,513	(1,387)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(8,979)	(9,285)
Inventory	(7,103)	(1,699)
Operating lease right-of-use assets	8,098	5,842
Accounts payable	67	(9,519)
Accrued expenses and other liabilities	(184)	(20,557)
Operating lease liabilities	(9,306)	(5,070)
Deferred revenue	(990)	(2,118)
Collaboration research advancement	(1,519)	(2,302)
Net cash used in operating activities	(203,327)	(206,121)
Cash flows from investing activities:
Purchase of property, plant and equipment	(7,626)	(10,676)
Purchases of marketable securities	(53,200)	(101,421)
Proceeds from maturities of marketable securities	350,860	336,675
Proceeds from sales of marketable securities	31,318	—
Net cash provided by investing activities	321,352	224,578
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP contributions	3,796	963
Net cash provided by financing activities	3,796	963
Increase in cash, cash equivalents and restricted cash	121,821	19,420
Cash, cash equivalents and restricted cash at beginning of period	373,728	381,709
Cash, cash equivalents and restricted cash at end of period	$495,549	$401,129
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$439,714	$346,629
Restricted cash included in receivables and other current assets	$1,330	$—
Restricted cash included in restricted cash and other non-current assets	$54,505	$54,500
Total cash, cash equivalents and restricted cash	$495,549	$401,129
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,238	$1,125
Right-of-use assets obtained in exchange for operating lease liabilities	$22,049	$14,425
Issuance of unrestricted stock awards to settle accrued employee compensation	$12,013	$—

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
The Company’s programs in severe genetic diseases include programs for transfusion-dependent β-thalassemia, or TDT, sickle cell disease, or SCD, and cerebral adrenoleukodystrophy, or CALD. The Company’s programs in oncology are focused on developing novel engineered cell and gene therapies for cancer, including the anti-BCMA CAR T programs for multiple myeloma under the Company’s collaboration arrangement with Bristol-Myers Squibb ("BMS"). Please refer to Note 10, Collaborative arrangements, for further discussion of the Company’s collaboration with BMS.
In March 2021, BMS received marketing approval from the U.S. Food and Drug Administration for ABECMA® (idecabtagene vicleucel; ide-cel) as a treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. In October 2020, the Company's marketing authorization application was accepted by the European Medicines Agency, or EMA, for elivaldogene autotemcel (eli-cel; formerly Lenti-D gene therapy) as a treatment for cerebral adrenoleukodystrophy. In June 2019, the Company received conditional marketing authorization from the European Commission for betibeglogene autotemcel (beti-cel; formerly LentiGlobin for β-thalassemia gene therapy) as a treatment of patients 12 years and older with TDT who do not have a β0/β0 genotype, for whom hematopoietic stem cell (HSC) transplantation is appropriate but a human leukocyte-matched related HSC donor is not available. beti-cel is being marketed as ZYNTEGLO™ in the European Union. The Company began recognizing product revenue from product sales of ZYNTEGLO during the first quarter of 2021. In February 2021, the Company temporarily suspended marketing of ZYNTEGLO in light of safety events in the HGB-206 study of LentiGlobin gene therapy for SCD, which is manufactured using the same vector as ZYNTEGLO. Additionally, the EMA has paused the renewal procedure for ZYNTEGLO's conditional marketing authorization while the EMA's pharmacovigilance risk assessment committee reviews the risk-benefit assessment for ZYNTEGLO and determines whether any additional pharmacovigilance measures are necessary.
In January 2021, the Company announced its intent to separate its severe genetic disease and oncology programs into two separate, independent publicly traded companies, bluebird bio, Inc. and 2seventy bio, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Company prior to the separation. bluebird bio, Inc. intends to retain focus on its severe genetic disease programs and 2seventy bio, Inc. is expected to focus on the Company's oncology programs. The transaction is expected to be completed in late 2021 and is anticipated to be tax-free, subject to receipt of a favorable Internal Revenue Service (“IRS”) ruling.
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred losses since inception and to date has financed its operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. As of March 31, 2021, the Company had an accumulated deficit of $3.11 billion. During the three months ended March 31, 2021, the Company incurred a loss of $205.8 million and used $203.3 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of the Company’s product and product candidates and the achievement of a level of revenues adequate to support its cost structure.
As of March 31, 2021, the Company had cash, cash equivalents and marketable securities of $1.09 billion. The Company expects its cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements, though it may pursue additional cash resources through public or private equity or debt financings or by establishing additional collaborations with other companies. Management's expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or otherwise capitalize on its commercialization of its product and product candidates.
2. Basis of presentation, principles of consolidation and significant accounting policies
Basis of presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2021 and 2020.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2021.
Inventory in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation on the condensed consolidated balance sheets and condensed consolidated statements of cash flows.  However, no subtotals in the prior year condensed consolidated financial statements were impacted as a result.
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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K, except as noted immediately below and as noted within the "Recent accounting pronouncements - Recently adopted" section.
Royalty and other revenue
During the first quarter of 2021, the Company recognized an immaterial amount of product revenue related to the sale of ZYNTEGLO in the European Union and the related cost of goods sold, which is included within royalty and other revenue and cost of royalty and other revenue, respectively.
Inventory
Inventories are stated at the lower of cost or net realizable value under the first-expired, first-out (FEFO) methodology. Given human gene therapy products are a new and novel category of therapeutics and future economic benefit is not probable until regulatory approval for the product has been obtained, the Company has only considered inventory for capitalization upon regulatory approval. Manufacturing costs incurred prior to regulatory approval for pre-launch inventory that did not qualify for capitalization and clinical manufacturing costs are charged to research and development expense in the Company’s condensed consolidated statements of operations and comprehensive loss as costs are incurred. Additionally, inventory that initially qualifies for capitalization but that may ultimately be used for the production of clinical drug product is expensed as research and development expense when it has been designated for the manufacture of clinical drug product.
Inventory consists of cell banks, plasmids, vectors, other materials and compounds sourced from third party suppliers and utilized in the manufacturing process, and drug product, which has been produced for the treatment of specific patients, that are owned by the Company.
Management periodically reviews inventories for excess or obsolescence, considering factors such as sales forecasts compared to quantities on hand and firm purchase commitments as well as remaining shelf life of on hand inventories. The Company writes-down its inventory that is obsolete or otherwise unmarketable to its estimated net realizable value in the period in which the impairment is first identified. Any such adjustments are included as a component of cost of goods sold.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, among others: future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including goodwill and intangible assets, and the measurement of right-of-use assets and lease liabilities, contingent consideration, stock-based compensation expense, accrued expenses, revenue recognition, income taxes, inventory capitalization, and the assessment of the Company's ability to fund its operations for at least the next twelve months from the date of issuance of these financial statements.
Recent accounting pronouncements
Recently adopted
ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard was effective beginning January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's financial position or results of operations upon adoption.
ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exception for contracts in an entity's own equity. The Company early adopted the new standard, effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company's financial position or results of operations upon adoption.
ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs
In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs (“ASU 2020-08”) to provide further clarification and update the previously issued guidance in ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20: Premium Amortization on

Purchased Callable Debt Securities) (“ASU 2017-08”). ASU 2017-08 shortened the amortization period for certain callable debt securities purchased at a premium by requiring that the premium be amortized to the earliest call date. ASU 2020-08 requires that at each reporting period, to the extent that the amortized cost of an individual callable debt security exceeds the amount repayable by the issuer at the next call date, the excess premium shall be amortized to the next call date. The new standard was effective beginning January 1, 2021. The adoption of ASU 2020-08 did not have a material impact on the Company's financial position or results of operations upon adoption.
ASU No. 2020-10, Codification Improvements
In October 2020, the FASB issued ASU 2020-10, Codification Improvements ("ASU 2020-10"). The amendments in this ASU represent changes to clarify the ASC, correct unintended application of the guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This new standard was effective beginning January 1, 2021. The adoption of ASU 2020-10 did not have a material impact on the Company's financial position or results of operations upon adoption.
3. Marketable securities
The following table summarizes the marketable securities held at March 31, 2021 and December 31, 2020 (in thousands):

Description	Amortized cost / Cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2021
U.S. government agency securities and treasuries	$429,039	$256	$(16)	$429,279
Corporate bonds	142,773	163	(40)	142,896
Commercial paper	78,955	—	—	78,955
Equity securities	4,305	—	(1,598)	2,707
Total	$655,072	$419	$(1,654)	$653,837
December 31, 2020
U.S. government agency securities and treasuries	$675,043	$302	$(74)	$675,271
Corporate bonds	197,171	432	(40)	197,563
Commercial paper	77,949	1	—	77,950
Equity securities	20,017	—	(14,364)	5,653
Total	$970,180	$735	$(14,478)	$956,437
No available-for-sale debt securities held as of March 31, 2021 or December 31, 2020 had remaining maturities greater than five years.

4. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2021
Assets:
Cash and cash equivalents	$439,714	$410,715	$28,999	$—
Marketable securities:
U.S. government agency securities and treasuries	429,279	—	429,279	—
Corporate bonds	142,896	—	142,896	—
Commercial paper	78,955	—	78,955	—
Equity securities	2,707	2,707	—	—
Total	$1,093,551	$413,422	$680,129	$—
Liabilities:
Contingent consideration	$1,878	$—	$—	$1,878
Total	$1,878	$—	$—	$1,878
December 31, 2020
Assets:
Cash and cash equivalents	$317,705	$317,705	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	675,271	—	675,271	—
Corporate bonds	197,563	—	197,563	—
Commercial paper	77,950	—	77,950	—
Equity securities	5,653	5,653	—	—
Total	$1,274,142	$323,358	$950,784	$—
Liabilities:
Contingent consideration	$1,509	$—	$—	$1,509
Total	$1,509	$—	$—	$1,509
Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of March 31, 2021, cash and cash equivalents comprise funds in cash, money market accounts, and commercial paper. As of December 31, 2020, cash and cash equivalents comprise funds in cash and money market accounts.
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
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the next call date for premiums or to maturity for discounts. At March 31, 2021 and December 31, 2020, the balance in the Company’s accumulated other comprehensive loss includes activity related to the Company’s available-for-sale debt securities.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the three months ended March 31, 2021 or 2020.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $2.2 million and $3.1 million as of March 31, 2021 and December 31, 2020, respectively. No accrued interest receivable was written off during the three months ended March 31, 2021 or 2020.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at March 31, 2021 and December 31, 2020 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2021
U.S. government agency securities and treasuries	$48,802	$(16)	$—	$—	$48,802	$(16)
Corporate bonds	92,855	(40)	—	—	92,855	(40)
Total	$141,657	$(56)	$—	$—	$141,657	$(56)
December 31, 2020
U.S. government agency securities and treasuries	$211,384	$(74)	$—	$—	$211,384	$(74)
Corporate bonds	76,598	(40)	1,205	—	77,803	(40)
Total	$287,982	$(114)	$1,205	$—	$289,187	$(114)
The Company determined that there was no material change in the credit risk of the above investments during the three months ended March 31, 2021. As such, an allowance for credit losses was not recognized. As of March 31, 2021, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The Company held equity securities with an aggregate fair value of $2.7 million and $5.7 million as of March 31, 2021 and December 31, 2020, respectively, within short-term marketable securities on its condensed consolidated balance sheets. In January 2021, the Company sold a portion of its equity securities for proceeds of $31.3 million. During the three months ended March 31, 2021 and 2020, the Company recorded gains of $28.4 million and losses of $4.5 million, respectively, related to its equity securities, which are included in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss.
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
Please refer to Note 9, Commitments and contingencies, for further information.

5. Inventory
Inventory consists of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Raw materials	$16,892	$8,967
Finished goods	1,187	1,731
Inventory	$18,079	$10,698

6. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Land	$1,210	$1,210
Building	88,591	15,745
Computer equipment and software	6,919	6,950
Office equipment	7,633	7,665
Laboratory equipment	66,600	55,521
Leasehold improvements	34,104	34,286
Construction-in-progress	14,939	92,514
Total property, plant and equipment	219,996	213,891
Less accumulated depreciation and amortization	(54,798)	(51,060)
Property, plant and equipment, net	$165,198	$162,831
North Carolina manufacturing facility
In November 2017, the Company acquired a manufacturing facility in Durham, North Carolina for the future manufacture of lentiviral vector for the Company’s gene therapies. As of March 31, 2021, the majority of the facility has been placed into service. The remainder of the facility is still in process of qualification, which is required for the facility to be ready for its intended use. Construction-in-progress as of March 31, 2021 and December 31, 2020 includes $14.2 million and $91.1 million, respectively, related to the North Carolina manufacturing facility.
7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31, 2021	As of December 31, 2020
Employee compensation	$45,916	$55,802
Manufacturing costs	24,726	22,571
Clinical and contract research organization costs	23,377	23,766
Collaboration research costs	23,679	20,004
Property, plant and equipment	1,543	789
License and milestone fees	303	278
Professional fees	1,993	1,541
Other	25,254	20,655
Accrued expenses and other current liabilities	$146,791	$145,406

8. Leases
The Company leases certain office and laboratory space, primarily located in Cambridge, Massachusetts and Seattle, Washington.  Additionally, the Company has embedded leases at various contract manufacturing organizations in both the United States and internationally. Except as described below, there have been no material changes in lease obligations from those disclosed in Note 8 to the consolidated financial statements included in the Company's 2020 Annual Report on Form 10-K.
Embedded operating leases
In July 2020, the Company entered into an agreement reserving manufacturing capacity with a contract manufacturing organization. The Company concluded that this agreement contains an embedded operating lease as a controlled environment room at the facility is designated for the Company's exclusive use during the term of the agreement, with the option to sublease the space if the Company provides notice that it will not utilize it for a specified duration of time. Under the terms of the agreement, the Company will be required to pay up to $5.4 million per year in maintenance fees in addition to the cost of any services provided and may terminate this agreement with eighteen months' notice. The term of the agreement is five years, with the option to extend. The Company recorded a right-of-use asset and lease liability for this operating lease upon lease commencement in March 2021 and is recognizing rent expense on a straight-line basis throughout the remaining term of the embedded lease.
9. Commitments and contingencies
Contingent consideration related to business combinations
In June 2014, the Company acquired Pregenen. The Company may be required to make up to $120.0 million in remaining future contingent cash payments to the former equity holders of Pregenen upon the achievement of certain clinical and commercial milestones related to the Pregenen technology, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved, and discount rates. The use of different assumptions could result in materially different estimates of fair value.
Other funding commitments
The Company may be obligated to make future development, regulatory, and commercial milestone payments, and royalty payments on future sales of specified products associated with its collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales have occurred, the corresponding amounts are recognized in the Company’s financial statements. Please refer to Note 10, Collaborative arrangements, for further information on the Company's collaboration agreements and to Note 11, Royalty and other revenue, for further information on the Company's license agreements.
Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. There have been no material changes in future minimum purchase commitments from those disclosed in Note 9 to the consolidated financial statements included in the Company's 2020 Annual Report on Form 10-K.
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
10. Collaborative arrangements
To date, the Company’s revenue has been primarily generated from its collaboration arrangements with BMS and Regeneron Pharmaceuticals, Inc. ("Regeneron"), each as further described below.
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
Ide-cel is marketed as ABECMA in the U.S. following its approval by the FDA in March 2021 for the treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Under the Amended Ide-cel CCPS, BMS is primarily responsible for the commercialization of ABECMA and the Company has concluded BMS is the principal for purposes of recognition of product sales. Accordingly, the Company will continue to account for its share of the profits and losses relating to developing, commercializing, and manufacturing ABECMA in the U.S. as collaborative arrangement revenue (expense). There were no product sales of ABECMA during the first quarter of 2021.
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
Accounting Analysis – Amended Ide-cel CCPS and Amended bb21217 License Agreement
In accordance with the Company’s accounting policies related to variable consideration, as further described in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2021, if an arrangement includes variable consideration, including milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price of an arrangement. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The Company recognizes royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied.
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
Ide-cel transaction price
The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement (including those performance obligations that were completed as of the May 2020 contract modification date), and the amount of the transaction price unsatisfied as of March 31, 2021 (in thousands):

Ide-cel transaction price as of March 31, 2021
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

	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of March 31, 2021
Ide-cel research and development services	$40,912	$—
Ide-cel license and manufacturing services	347,017	—
	$387,929	$—

Ide-cel research and development services
The Company satisfied this performance obligation as the research and development services were performed. The Company determined that the period of performance of the research and development services was three years through projected initial phase 1 clinical study substantial completion, or through May 2018.  The research and development performance obligation was satisfied prior to the May 2020 amendments and, as a result, the accounting for this previously satisfied performance obligation was not affected by the modification. The Company recognized no revenue related to ide-cel research and development services for the three months ended March 31, 2021 and 2020.
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
The following table summarizes the net collaborative arrangement revenue recognized or expense incurred for the joint ide-cel development efforts in the U.S. under ASC 808 related to the combined performance obligation for the license and vector manufacturing of ide-cel in the U.S. for the three months ended March 31, 2021, and 2020 (in thousands):

	For the three months ended March 31,
	2021	2020
ASC 808 ide-cel research and development expense - U.S. (1)	$(16,825)	$(5,080)
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
Revenue related to the combined unit of accounting for the ex-U.S. license and vector manufacturing services is accounted for in accordance with Topic 606. The following table summarizes the revenue recognized related to the combined unit of accounting for the ide-cel ex-U.S. license and vector manufacturing services for the three months ended March 31, 2021, and 2020 (in thousands):

	For the three months ended March 31,
	2021	2020
ASC 606 ide-cel license and manufacturing revenue - ex-U.S.	$5,104	$13,970
As of March 31, 2021, the Company has satisfied its performance obligation related to ide-cel license and manufacturing services and thus, the aggregate amount of the transaction price allocated to the combined performance obligation that is unsatisfied, or partially unsatisfied, is $0.0 million. As of March 31, 2021 and December 31, 2020, the Company had $0.0 million and $0.8 million, respectively, of deferred revenue associated with the combined performance obligation consisting of the ide-cel license and manufacturing services.

bb21217 transaction price
The following tables summarize the total transaction price, the allocation of the total transaction price to the identified performance obligations under the arrangement (including those performance obligations that were completed as of the May 2020 contract modification date), and the amount of the transaction price unsatisfied as of March 31, 2021 (in thousands):

bb21217 transaction price as of March 31, 2021
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

	Allocation of transaction price to performance obligations	Transaction price unsatisfied as of March 31, 2021
bb21217 research and development services	$5,444	$—
bb21217 license and manufacturing services	27,330	27,330
	$32,774	$27,330
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

The agreement to expand the bb21217 phase 1 trial that occurred in 2019 was previously treated as a separate contract for accounting purposes, because the trial expansion was for the addition of a promised good or service that is distinct and the associated consideration reflected the standalone selling price of the additional promised good or service. This contract was not affected by the May 2020 amendments and, accordingly, the accounting for this agreement was not impacted by the May 2020 amendments. The transaction price associated with these additional patients consists of variable consideration and is based upon an agreed-upon amount per patient which will be recognized as revenue as the patients are treated. The Company began fulfilling the performance obligation in the fourth quarter of 2019 and it was satisfied in the fourth quarter of 2020. In connection with treating additional patients in the phase 1 trial, the Company recognized revenue of $0.0 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively.
bb21217 license and manufacturing services
The Company will satisfy its performance obligation related to the manufacture of vectors and associated payload for incorporation into bb21217 through development as the bb21217 manufacturing services are performed. As of March 31, 2021, the manufacturing services for bb21217 had not yet commenced.  Therefore, no amounts have been recognized for the combined performance obligation in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020.
The aggregate amount of the transaction price allocated to the combined performance obligation, which consists of the bb21217 license and manufacturing services, is $27.3 million.  The Company does not expect that recognition will begin in the next twelve months and has therefore classified deferred revenue associated with the combined performance obligation as deferred revenue, net of current portion on its condensed consolidated balance sheets. The Company had $25.8 million of remaining deferred revenue as of March 31, 2021 and as of December 31, 2020, associated with the combined performance obligation consisting of the bb21217 license and manufacturing services.
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
The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the three months ended March 31, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Deductions	Balance at March 31, 2021
Receivables	$400	$—	$(400)	$—
Contract liabilities:
Deferred revenue	$26,582	$—	$(820)	$25,762
The decrease in the receivables balance for the three months ended March 31, 2021 is driven by amounts collected from BMS in the period.
The decrease in deferred revenue during the three months ended March 31, 2021 is driven by the release of the remaining $0.8 million of deferred revenue associated with the combined performance obligation consisting of the ide-cel license and manufacturing services.
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

Consistent with its collaboration accounting policy, the Company will recognize collaborative arrangement revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period.  That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaborative arrangement revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron.  If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of March 31, 2021 and December 31, 2020, the Company has $29.3 million and $30.8 million, respectively, of the amount attributed to the joint research activities remaining to be recognized, which is classified as collaboration research advancement, current portion and collaboration research advancement, net of current portion on the condensed consolidated balance sheets.
The Company recognized $1.5 million and $2.3 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement during the three months ended March 31, 2021 and 2020, respectively.
11. Royalty and other revenue
The Company has out-licensed intellectual property to various third parties. Under the terms of these agreements, the Company may be entitled to royalties and milestone payments.
In April 2017, the Company entered into a worldwide license agreement with Novartis, which is further described in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2021. Beginning in the fourth quarter of 2017, the Company began recognizing royalty revenue from sales of tisagenlecleucel under the agreement. This license agreement was terminated effective March 2021, at which point in time Novartis was no longer required to pay the Company royalty or other payments on net sales of tisagenlecleucel or any future products. Royalty revenue recognized from sales of tisagenlecleucel is included within royalty and other revenue on the condensed consolidated statement of operations and comprehensive loss.
In May 2020, the Company entered into a non-exclusive license agreement with Juno Therapeutics, Inc. (“Juno”), a wholly-owned subsidiary of BMS, related to lentiviral vector technology to develop and commercialize CD-19-directed CAR T cell therapies. Upon regulatory approval of lisocabtagene maraleucel during the first quarter of 2021, the Company received a $2.5 million milestone payment from Juno, which is included within royalty and other revenue.
The Company may also be obligated to pay third-party licensors as a result of revenue recognized under out-license agreements, which is included within cost of royalty and other revenue on the condensed consolidated statement of operations and comprehensive loss.
During the first quarter of 2021, the Company recognized an immaterial amount of product revenue related to the sale of ZYNTEGLO in the European Union and the related cost of goods sold, which is included within royalty and other revenue and cost of royalty and other revenue, respectively.
12. Stock-based compensation
In January 2021 and 2020, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 2.7 million and 2.2 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. As of March 31, 2021, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 3.5 million.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $42.5 million and $36.3 million for the three months ended March 31, 2021 and 2020, respectively. Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended March 31,
	2021	2020
Stock options	$20,659	$24,440
Restricted stock units	14,733	11,853
Employee stock purchase plan and other	7,082	—
	$42,474	$36,293
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended March 31,
	2021	2020
Research and development	$19,868	$16,269
Selling, general and administrative	22,606	20,024
	$42,474	$36,293
Stock-based compensation of $0.3 million and less than $0.1 million was capitalized into inventory for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, capitalized stock-based compensation of less than $0.1 million was recognized within cost of royalty and other revenue when the related product was sold. As of March 31, 2021, the Company had approximately $252.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of approximately 2.2 years.
Unrestricted stock awards
During the first quarter of 2021, the Company granted 0.4 million unrestricted stock awards to employees as part of its 2020 annual incentive program. In addition, the Company implemented a retention program designed to incentivize and retain employees through the separation of its severe genetic disease and oncology programs, which is intended to occur by the end of 2021. Under the retention program, employees are entitled to a one-time bonus payment, consisting of both a cash payment and unrestricted stock awards, with the condition that the employee remains employed at the end of 2021. For the three months ended March 31, 2021, the Company recognized $13.3 million in expense related to this program, which includes $6.7 million in stock compensation expense related to the anticipated grants of stock.
Stock option activity
The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2020	6,262	$105.02
Granted	671	$29.17
Exercised	(207)	$5.88
Canceled, forfeited, or expired	(268)	$110.62
Outstanding at March 31, 2021	6,458	$100.08
Exercisable at March 31, 2021	3,829	$111.17
Vested and expected to vest at March 31, 2021	6,458	$100.08
During the three months ended March 31, 2021, 0.2 million stock options were exercised, resulting in total proceeds to the Company of $1.2 million.
Restricted stock unit activity
The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested balance at December 31, 2020	1,495	$102.34
Granted	990	$29.17
Vested	(294)	$108.85
Forfeited	(118)	$84.63
Unvested balance at March 31, 2021	2,073	$67.48
Employee stock purchase plan
In June 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. During each of the three months ended March 31, 2021 and 2020, less than 0.1 million shares of common stock were issued under the 2013 ESPP.
13. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax expense recognized during the three months ended March 31, 2021 is due to income taxes on foreign earnings.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted. This law temporarily suspends and adjusts certain law changes enacted in the Tax Cuts and Jobs Act in 2017. In December 2020, the Consolidated Appropriations Act was enacted. This law modified the employee retention credit under the CARES Act and created credit extenders for certain credits. In March 2021, the American Rescue Plan Act (“ARPA”) was enacted and contained extenders to the refundable employee retention credit and provided further limitations to executive compensation effective for tax years beginning after 2026. The Company has concluded that the provisions in the CARES Act, Consolidated Appropriations Act, and ARPA have an immaterial impact on the Company’s income tax expense due to its cumulative losses and full valuation allowance position.
14. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three months ended March 31,
	2021	2020
Outstanding stock options	6,458	6,478
Restricted stock units	2,073	1,585
ESPP shares and other	884	—
	9,415	8,063

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission, or the SEC, on February 23, 2021.
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
Overview
We are a biotechnology company committed to researching, developing, and commercializing potentially transformative gene therapies for severe genetic diseases and cancer. We have built an integrated product platform with broad therapeutic potential in a variety of indications based on our lentiviral gene addition platform, gene editing and cancer immunotherapy capabilities. We believe that gene therapy for severe genetic diseases has the potential to change the way patients living with these diseases are treated by addressing the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our gene therapy programs in severe genetic diseases include programs for transfusion-dependent β-thalassemia (TDT), sickle cell disease (SCD), and cerebral adrenoleukodystrophy (CALD). The Company’s programs in oncology are focused on developing novel engineered cell and gene therapies for cancer, including the anti-BCMA CAR T programs for multiple myeloma under the Company’s collaboration arrangement with Bristol-Myers Squibb (BMS).
We are commercializing betibeglogene autotemcel (beti-cel; formerly LentiGlobin for β-thalassemia gene therapy) as ZYNTEGLO in the European Union and began to treat patients in the commercial context in the first quarter of 2021. However, in February 2021, we temporarily suspended marketing of ZYNTEGLO in light of safety events reported in the HGB-206 clinical study of LentiGlobin for SCD, which is manufactured using the same vector as ZYNTEGLO. Additionally, the European Medicines Agency (EMA) has paused the renewal procedure for ZYNTEGLO's conditional marketing authorization while the EMA's pharmacovigilance risk assessment committee reviews the risk-benefit assessment for ZYNTEGLO and determines whether any additional pharmacovigilance measures are necessary. We are engaged with the EMA in discussions regarding our proposed development plans for beti-cel as a treatment for patients with TDT who are less than 12 years of age and for patients who have a β0/β0 genotype. We are engaged with the FDA in discussions regarding our proposed development plans for beti-cel as a treatment for patients with TDT. We currently expect to complete our BLA submission for beti-cel in mid-2021 for the treatment of all patients with TDT across all genotypes, including non-β0/β0 and β0/β0 genotypes.
Based on our discussions with the FDA, we believe that we may be able to seek accelerated approval for LentiGlobin for SCD in the United States on the basis of clinical data from Group C of our ongoing HGB-206 clinical study, and with our ongoing HGB-210 clinical study providing confirmatory data for full approval. However, in light of safety events reported in our HGB-206 clinical study, the FDA has placed our clinical studies of LentiGlobin for SCD on clinical hold in the first quarter of 2021. We are investigating these events and plan to continue to work closely with the FDA in their review of these events. In addition, we are also engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin for SCD in Europe.
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
In collaboration with BMS, we are developing the ide-cel and bb21217 product candidates as treatments for multiple myeloma, a hematologic malignancy that develops in the bone marrow and is fatal if untreated. We are co-developing and co-promoting ide-cel as ABECMA in the United States with BMS and we have exclusively licensed to BMS the development and commercialization rights for ide-cel outside of the United States. We have exclusively licensed the development and commercialization rights for the bb21217 product candidate to BMS, with an option for us to elect to co-develop and co-promote bb21217 within the United States. In May 2020, we and BMS entered into an amendment and restatement of the ide-cel co-promotion/co-development agreement, an amendment and restatement of the bb21217 license agreement, and a non-exclusive license agreement to certain patent rights controlled by us and related to lentiviral vector technology for BMS to develop and commercialize CD19-directed CAR T cell therapies. Under the amended agreements, BMS was relieved of its obligations to pay us for future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217 in exchange for an up-front, non-refundable, non-creditable payment of $200.0 million, which represents the aggregate of the probability-weighted, net present value of the future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217. BMS also assumed the contract manufacturing agreements relating to ide-cel adherent lentiviral vector and over time, BMS is assuming responsibility for manufacturing ide-cel suspension lentiviral vector outside of the U.S., with bluebird responsible for manufacturing ide-cel suspension lentiviral vector in the U.S. In addition, the parties are released from future exclusivity related to BCMA-directed T cell therapies. In March 2021, BMS received marketing approval from the FDA for ide-cel, marketed as ABECMA, as a treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. There were no product sales of ABECMA during the first quarter of 2021.
Since our inception in 1992, we have devoted substantially all of our resources to our development efforts relating to our product candidates, including activities to manufacture product candidates in compliance with good manufacturing practices, or GMP, to conduct clinical studies of our product candidates, to provide selling, general and administrative support for these operations and to protect our intellectual property. We have generated immaterial revenues from product sales. We have funded our operations primarily through the sale of common stock in our public offerings, private placements of preferred stock and warrants, and through collaborations.
As of March 31, 2021, we had cash, cash equivalents and marketable securities of approximately $1.09 billion. We have never been profitable and have incurred net losses in each year since inception. Our net loss was $205.8 million for the three months ended March 31, 2021, and our accumulated deficit was $3.11 billion as of March 31, 2021. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:
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

•fund activities related to the commercialization of ZYNTEGLO in multiple markets in Europe, the potential commercial launch of beti-cel in the United States, and the potential commercial launches of additional late-stage product candidates in the United States and Europe;
•fund our share of the costs of commercialization of ABECMA in collaboration with BMS; and
•incur costs related to the separation of our portfolio of programs and product in severe genetic disease and oncology into two separate, independent publicly traded companies.
In March 2021, we placed a portion our internal lentiviral vector manufacturing facility into service, while still completing qualification of the remaining portion. Currently all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we seek to obtain regulatory approval for our product candidates and begin to commercialize ZYNTEGLO, we expect to incur significant commercialization expenses as we prepare for and begin product sales, marketing, commercial manufacturing, and distribution. Accordingly, until we generate significant revenues from product sales, we will seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.
Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenues from the sale of our product, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.
Business update
Beginning in late 2019, the outbreak of a novel strain of coronavirus (COVID-19) has evolved into a global pandemic. As a result, we continue to experience disruptions and increased risk in our operations and those of third parties upon whom we rely, which may materially and adversely affect our business. These include disruptions and risks related to the conduct of our clinical trials, manufacturing, and commercialization efforts, as policies at various clinical sites and federal, state, local and foreign laws, rules and regulations continue to evolve, including quarantines, travel restrictions, and direction of healthcare resources toward pandemic response efforts. The COVID-19 pandemic has impacted the timing of our ongoing clinical studies, with the result of slower patient enrollment and treatment in our clinical studies and delays in post-treatment follow up visits, the impact of which has varied by clinical study and by program. It has also affected our activities with and operations at our third party manufacturers. It is unknown how long these disruptions could continue. The COVID-19 pandemic has also impacted the timing of our regulatory interactions for marketing approval across our programs, as well as our discussions with payers for market access and reimbursement for ZYNTEGLO in Europe, due to shifting priorities of the local authorities and healthcare system. As a result of the demands upon healthcare regulatory authorities, review, inspection, and other activities related to review of regulatory submissions in drug development may be impacted, and may result in delays for an unknown period of time.
We continue to evaluate the impact of the COVID-19 global pandemic on patients, healthcare providers and our employees, as well as our operations and the operations of our business partners and healthcare communities. In response to the COVID-19 pandemic, we have implemented policies at our locations to mitigate the risk of exposure to COVID-19 by our personnel, including restrictions on the number of staff in any given research and development laboratory or manufacturing facility, a work-from-home policy applicable to the majority of our personnel, and a phased approach to bringing personnel back to our locations over time. Given the importance of supporting our patients, we are diligently working with our suppliers, healthcare providers and partners to provide patients with access to ZYNTEGLO, while taking into account regulatory, institutional, and government guidance, policies and protocols. Further, we are working with our clinical study sites to understand the duration and scope of the impact on enrollment, develop protocols to help mitigate the impact of the COVID-19 pandemic, and other activities for our ongoing clinical studies. However the ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments which are difficult to predict. In April 2021, we announced plans to reduce and reshape our workforce, primarily in Europe. This reduction and reallocation of resources is intended to enable us to focus on priority European markets and streamline global operations going forward based on our current business plans.
We expect our cash, cash equivalents and marketable securities of $1.09 billion as of March 31, 2021 will be sufficient to fund planned operations for at least the next twelve months from the date of issuance of these financial statements, though we may pursue additional cash resources through public or private equity or debt financings or by establishing additional collaborations with other companies.
In January 2021, we announced our intent to separate our severe genetic disease and oncology programs into two separate, independent publicly traded companies, bluebird bio, Inc. and 2seventy bio, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary prior to the separation. bluebird bio, Inc. intends to retain focus on our severe genetic disease programs and 2seventy bio, Inc. is expected to focus on our oncology programs. The transaction is expected to be completed in late 2021 and is anticipated to be tax-free, subject to receipt of a favorable IRS ruling.
Financial operations overview
Revenues
To date, we have generated immaterial revenues from the sale of products. Our revenues have primarily been derived from collaboration arrangements, out-licensing arrangements, research fees, and grant revenues.
To date, revenue recognized under our collaborative arrangements has been primarily generated from our collaboration arrangement with BMS. The terms of the arrangement with respect to ide-cel contain multiple promised goods or services, which include at inception: (i) research and development services, (ii) a license to ide-cel, and (iii) manufacture of vectors and associated payload for incorporation into ide-cel under the license.  These performance obligations were fully satisfied during the first quarter of 2021. As of September 2017, the collaboration also included the following promised goods or services with respect to bb21217: (i) research and development services, (ii) a license to bb21217, and (iii) manufacture of vectors and associated payload for incorporation into bb21217 under the license.  We entered into an agreement with BMS to co-develop and co-promote ide-cel in March 2018, which was subsequently amended in May 2020, in which both parties will share equally in U.S. costs and profits.  Revenue from our collaborative arrangements is recognized as the underlying performance obligations are satisfied.
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
•HGB-210 study – a multi-site, international phase 3 study of LentiGlobin in patients with SCD and a history of vaso-occlusive events.
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

	For the three months ended March 31,
	2021	2020
	(in thousands)
beti-cel	$13,706	$20,588
LentiGlobin for SCD	13,162	16,293
eli-cel	13,311	7,813
ide-cel	29,369	31,162
bb21217	2,706	6,071
Preclinical programs	13,690	17,450
Total direct research and development expense	85,944	99,377
Employee-and contractor-related expenses	22,583	15,904
Stock-based compensation expense	19,868	16,269
Laboratory and related expenses(1)	3,389	3,795
License and other collaboration expenses(1)	1,042	1,222
Facility expenses	20,787	16,752
Other expenses	865	804
Total other research and development expenses	68,534	54,746
Total research and development expense	$154,478	$154,123
(1)Prior to the fourth quarter of 2020, costs within these categories were disclosed in the aggregate as "platform-related expenses."
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
Cost of royalty and other revenue
Cost of royalty and other revenue consists of expense associated with amounts owed to third party licensors as a result of revenue recognized under our out-license arrangements as well as an immaterial amount of cost of goods sold related to product revenue.

Change in fair value of contingent consideration
In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen.  The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology.
As of March 31, 2021, there are $120.0 million in future contingent cash payments, of which $20.1 million relates to clinical milestones and $99.9 million relates to commercial milestones. We estimate future contingent cash payments have a fair value of $1.9 million as of March 31, 2021, which are classified within accrued expenses and other current liabilities and other non-current liabilities on our condensed consolidated balance sheets.
Interest income, net
For the three months ended March 31, 2021 and 2020, interest income, net consists primarily of interest income earned on investments.
Other income (expense), net
Other income (expense), net consists primarily of gains and losses on equity securities held by us, gains and losses on disposal of assets, and gains and losses on foreign currency.
Critical accounting policies and estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 23, 2021, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the Notes to Condensed Consolidated Financial Statements.

Results of Operations
Comparison of the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020	Change
	(in thousands)
Revenue:
Service revenue	$5,918	$16,833	$(10,915)
Collaborative arrangement revenue	1,519	2,302	(783)
Royalty and other revenue	5,357	2,728	2,629
Total revenues	12,794	21,863	(9,069)
Operating expenses:
Research and development	154,478	154,123	355
Selling, general and administrative	86,874	73,248	13,626
Cost of royalty and other revenue	2,281	1,025	1,256
Change in fair value of contingent consideration	369	(3,108)	3,477
Total operating expenses	244,002	225,288	18,714
Loss from operations	(231,208)	(203,425)	(27,783)
Interest income, net	710	5,355	(4,645)
Other income (expense), net	24,756	(4,447)	29,203
Loss before income taxes	(205,742)	(202,517)	(3,225)
Income tax expense	(66)	(94)	28
Net loss	$(205,808)	$(202,611)	$(3,197)

Revenues. Total revenue was $12.8 million for the three months ended March 31, 2021, compared to $21.9 million for the three months ended March 31, 2020. The decrease of $9.1 million was primarily attributable to a decrease in ide-cel license and manufacturing services revenue and a decrease in revenue recognized in connection with treating patients in the bb21217 phase 1 trial under our agreements with BMS.
Research and development expenses. Research and development expenses were $154.5 million for the three months ended March 31, 2021, compared to $154.1 million for the three months ended March 31, 2020. The overall increase of $0.4 million was primarily attributable to the following:
•$15.3 million of increased collaboration research funding costs, primarily due to an increase in collaboration costs incurred by BMS as a result of BMS assuming the contract manufacturing agreements relating to ide-cel adherent lentiviral vector under the May 2020 contract modification;
•$7.8 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by our employee retention program which commenced during the first quarter of 2021. This increase includes a $3.6 million increase in stock-based compensation expense; and
•$5.1 million of increased information technology and facility-related costs.
These increased costs were partially offset by:
•$21.3 million of decreased material production costs, primarily in clinical manufacturing due to the timing of clinical trials and in light of the clinical hold due to safety events in the HGB-206 study of LentiGlobin gene therapy for SCD;
•$3.7 million of decreased laboratory expenses and other platform costs; and
•$1.7 million of decreased clinical trials and medical research costs.
Selling, general and administrative expenses. Selling, general and administrative expenses were $86.9 million for the three months ended March 31, 2021, compared to $73.2 million for the three months ended March 31, 2020. The overall increase of $13.6 million was primarily attributable to the following:

•$9.4 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by our employee retention program which commenced during the first quarter of 2021. This increase includes a $2.6 million increase in stock-based compensation expense; and
•$6.5 million of increased consulting fees associated with the on-going project to separate our severe genetic disease and oncology programs into two separate, independent publicly traded companies.
The increased cost was partially offset by:
•$2.3 million of decreased commercial readiness and digital marketing costs due to delays in commercialization as a result of the COVID-19 pandemic and in light of safety events in the HGB-206 study of LentiGlobin gene therapy for SCD.
Cost of royalty and other revenue. Cost of royalty and other revenue was $2.3 million for the three months ended March 31, 2021, compared to $1.0 million for the three months ended March 31, 2020. The increase is attributable to increased royalty and other revenue in the same periods.
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
Other income (expense), net. The increase in other income (expense), net was primarily related to the gain recognized on equity securities.
Liquidity and Capital Resources
As of March 31, 2021, we had cash, cash equivalents and marketable securities of approximately $1.09 billion. We expect our cash, cash equivalents, and marketable securities will be sufficient to fund planned operations for at least the next twelve months from the date of issuance of these financial statements, though we may pursue additional cash resources through public or private equity or debt financings or by establishing additional collaborations with other companies. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2021, our funds are primarily held in U.S. Treasury securities, U.S. government agency securities, equity securities, corporate bonds, commercial paper and money market accounts.
We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of March 31, 2021 we had an accumulated deficit of $3.11 billion. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources. The likelihood of our long-term success must be considered in light of the expenses, difficulties, and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate. We may never achieve significant revenue or profitable operations.
Sources of Liquidity
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods below:

	For the three months ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(203,327)	$(206,121)
Net cash provided by investing activities	321,352	224,578
Net cash provided by financing activities	3,796	963
Net increase in cash, cash equivalents and restricted cash	$121,821	$19,420

Cash Flows from Operating Activities. The $2.8 million decrease in cash used in operating activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to changes in operating assets and liabilities, partially offset by the increase in net loss for the period of $3.2 million.
Cash Flows from Investing Activities. The $96.8 million increase in cash provided by investing activities for the three months ended March 31, 2021 was due to a decrease in cash used to purchase marketable securities of $48.2 million, an increase in cash provided from the sales of marketable securities of $31.3 million, an increase in proceeds for maturities of marketable securities of $14.2 million, and a decrease in cash used to purchase property, plant and equipment of $3.1 million, compared to the three months ended March 31, 2020.
Cash Flows from Financing Activities. The $2.8 million increase in cash provided by financing activities was driven by an increase in proceeds from exercise of stock options and ESPP contributions in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Contractual Obligations and Commitments
Except as discussed in Note 8, Leases, and Note 9, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements, there have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 23, 2021.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of March 31, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities of $1.09 billion and $1.27 billion, respectively, primarily invested in U.S. government agency securities and Treasuries, equity securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2021, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $2.6 million.
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
As of March 31, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021 there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2021, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
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
Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 23, 2021.
*Our business may be materially and adversely affected by the ongoing COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our business and that of third parties on which we rely. The extent to which the COVID-19 pandemic impacts our business will depend in part on future developments, which are uncertain and unpredictable in nature.
In December 2019, a novel strain of coronavirus (COVID-19) was reported and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and the imposition of additional requirements on businesses, have adversely affected workforces, organizations, healthcare communities, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of businesses across industries, including ours. As a result of the COVID-19 pandemic, we are experiencing disruptions in our operations and business, and those of third parties upon whom we rely. For instance, we have experienced disruptions in the conduct of our clinical trials, manufacturing and commercialization efforts, including the treatment of patients in the commercial context. We cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic and related effects may have on our business, financial condition, results of operations and cash flows. We expect to continue experiencing these disruptions in our operations and those of our third parties for an unknown period of time, as the trajectory of the COVID-19 pandemic remains uncertain and continues to evolve in the United States and globally. These impacts, which may materially and adversely affect our business, include the following:
•We are conducting a number of clinical studies across our programs in geographies which are affected by the COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our clinical studies. Policies at various clinical sites and federal, state, local and foreign laws, rules and regulations are continuing to evolve, including through the implementation of quarantines and travel restrictions, and direction of healthcare resources toward pandemic response efforts. For instance, the availability of intensive care unit beds and related healthcare resources available to support activities unrelated to COVID-19 response have fluctuated with the incidence of severe cases of COVID-19 in the surrounding communities, and we anticipate that the availability of healthcare resources will continue to fluctuate and may become significantly constrained, with variability across geographies. The COVID-19 pandemic has disrupted the conduct of our ongoing clinical studies, with the result of slower patient enrollment and treatment as well as delays in post-treatment patient follow-up visits, the impact of which has varied by clinical study, with the most significant impacts being on our ongoing HGB-210 study for LentiGlobin for SCD. It is possible that these delays may impact the timing of our regulatory submissions. It is unknown how long these disruptions could continue. Moreover, the COVID-19 pandemic affected our commercialization activities for ZYNTEGLO in Europe, and impacted our ability to treat patients in the commercial context. In addition to the constraints on healthcare systems and resources described above, which are also applicable in the commercial treatment context, we may experience decreased patient demand for our approved product during this period of disruption and increased uncertainty because potential patients may choose not to undergo treatment, or to delay treatment, with ZYNTEGLO.

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
•The operations of health regulatory agencies globally have been impacted as a result of the COVID-19 pandemic. They have communicated slower response times to regulatory interactions and submissions and, in the future, may lack resources to continue to monitor our clinical studies or to engage in other activities related to review of regulatory submissions in drug development. As a result, timelines for the review of regulatory submissions for our programs have been impacted, and we may experience other delays of unknown duration in the review, inspection, and other regulatory interactions. Any de-prioritization of our clinical studies or delay in regulatory review or interaction resulting from such disruptions could materially affect the development of our product candidates. In addition, we have been engaging in reimbursement discussions with governmental health programs as part of our commercial preparation activities. It is not clear to what extent shifting priorities of the local health authorities and healthcare systems due to the COVID-19 pandemic will impact our ability to achieve market access and reimbursement for ZYNTEGLO across Europe.
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
•The trading prices for our shares of common stock and other biopharmaceutical companies have been highly volatile as a result of the economic volatility and uncertainty caused by the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of shares of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 pandemic will materially and adversely affect our business, the value of our common stock, and our ability to operate under our operating plan and execute our strategy. Our business and operating plan have already been impacted by the COVID-19 pandemic, the associated governmental restrictions, and the resulting economic conditions, leading us to reduce and defer costs, adjust our priorities, timelines and expectations, and implement a revised operating plan in the first half of 2020 with the intention that it would enable us to advance our corporate strategy and pipeline during this period of uncertainty. Additionally, in the first half of 2021, we have announced plans to reduce and reshape our workforce, primarily in Europe.
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
We focus our research and product development on treatments for severe genetic diseases and cancer. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product or any future products, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. Additionally, the potentially addressable patient population for our product and any future products may be limited or may not be amenable to treatment with our products. For instance, in our HGB-206 clinical study of LentiGlobin for SCD, we have received notice of safety events of acute myeloid leukemia. If these safety events are shown to be related to the use of our lentiviral vector in the manufacture of the gene therapy or the use of myeloablative regimens prior to treatment, or if we are not able to rule out our drug product as a potential cause, the market opportunity for our gene therapies may be negatively impacted even if our gene therapies ultimately receive marketing approval.
Even if we obtain significant market share for a product within an approved indication, because the potential target populations for our product and for the product candidates in our pipeline are small, we may never achieve profitability without obtaining marketing approval for additional indications. For instance, we received conditional marketing approval in Europe of ZYNTEGLO for the treatment of adult and adolescent patients with TDT who do not have a β0/β0 genotype. We do not have any assurance of whether or when ZYNTEGLO may be commercially available to pediatric patients less than 12 years of age, or to patients with all genotypes of TDT, or in markets outside of Europe. In the field of cancer, the FDA often approves new therapies initially only for use in patients with relapsed or refractory advanced disease. We expect to initially seek approval of our T cell-based product candidates in cancer in this context. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. For example, BMS has received approval from the FDA for ABECMA as a treatment for relapsed and refractory multiple myeloma following four or more prior lines of therapy. BMS is conducting additional studies with the intention to generate data to support marketing approvals for earlier lines of therapy in multiple myeloma, but there is no assurance that such studies will be successful or be sufficient.
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
Although we are continuing to build out our commercial capabilities, we have limited sales and distribution experience and limited capabilities for marketing and market access. We expect to invest significant financial and management resources to establish these capabilities and infrastructure to support commercial operations. If we are unable to establish these commercial capabilities and infrastructure or to enter into agreements with third parties to market and sell our product or any future products, we may be unable to generate sufficient revenue to sustain our business.
We have limited prior sales or distribution experience and limited capabilities for marketing and market access. To successfully commercialize ZYNTEGLO and any other products that may result from our development programs, we will need to further develop these capabilities. We may need to expand our infrastructure to support commercial operations in the United States, Europe and other regions, either on our own or with others. Commercializing an autologous gene therapy such as ZYNTEGLO is resource-intensive and has required, and will continue to require, substantial investment in commercial capabilities. We are competing with companies that currently have extensive and well-funded marketing and sales operations. Without significant commercial experience as a company or the support of a third-party to perform these functions, including marketing and sales functions, we may be unable to compete successfully against these more established companies. Furthermore, a significant proportion of the patient populations for ZYNTEGLO and our potential products lies outside of the United States and Europe. We may not be able to establish our global capabilities and infrastructure in a timely manner or at all. The cost of establishing such capabilities and infrastructure may not be justifiable in light of the potential revenues generated by any particular product and/or in any specific geographic region. We currently expect to rely heavily on third parties to launch and market ZYNTEGLO and our potential products in certain geographies, if approved. We may enter into collaborations with third parties to utilize their mature marketing and distribution capabilities, but we may be unable to enter into agreements on favorable terms, if at all. If our future collaborative partners do not commit sufficient resources to commercialize ZYNTEGLO or our future products, if any, and we are unable to develop the necessary commercial and manufacturing capabilities on our own, we may be unable to generate sufficient product revenue to sustain our business.
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
Outside the United States, certain countries, including a number of member states of the European Union, set prices and reimbursement for pharmaceutical products, or medicinal products, as they are commonly referred to in the European Union, with limited participation from the marketing authorization holders. We cannot be sure that such prices and reimbursement will be acceptable to us or our collaborators. If the regulatory authorities in these foreign jurisdictions set prices or reimbursement levels that are not commercially attractive for us or our collaborators, the revenues from sales by us or our collaborators, and the potential profitability of our product and any future products, in those countries would be negatively affected. An increasing number of countries are taking initiatives to attempt to reduce large budget deficits by focusing cost-cutting efforts on pharmaceuticals for their state-run health care systems. These international price control efforts have impacted all regions of the world, but have been most drastic in the European Union. Additionally, some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then may experience delays in the reimbursement approval of our product or be subject to price regulations that would delay our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenues we are able to generate or recognize from the sale of the product in that particular country. For instance, although we have received conditional marketing approval for ZYNTEGLO in the European Union and the United Kingdom, we were not able to reach an agreement on an acceptable price for ZYNTEGLO in Germany and are still in the process of negotiating pricing and reimbursement approval in other jurisdictions where we are commercializing ZYNTEGLO. There is no assurance that the approved prices or reimbursement levels that payers will be willing to pay will be acceptable to us.
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
Based on our discussions with the FDA, we believe that we may be able to seek accelerated approval for our LentiGlobin for SCD product candidate in the United States on the basis of clinical data from Group C of our ongoing HGB-206 clinical study, with our ongoing HGB-210 clinical study providing confirmatory data for full approval. We cannot be certain that data from our HGB-206 or HGB-210 clinical studies will be sufficiently robust from a safety and/or efficacy perspective to support either accelerated approval or full approval. We are also engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin for SCD in Europe. Our development plan in the United States is contingent upon LentiGlobin for SCD demonstrating complete resolution of severe vaso-occlusive events, with globin response as a key secondary endpoint, and an acceptable safety profile in the study participants. Depending on the outcome of our ongoing and planned studies, the FDA may require that we conduct additional or larger clinical trials before our LentiGlobin product candidate is eligible for approval for the treatment of patients with SCD. In our discussions with FDA regarding the transition of manufacturing to the commercial setting from the clinical context, we are finalizing our plans for validating our commercial manufacturing processes and for providing the FDA with the comparability data that it requires. The FDA may not agree with these plans, or may require additional validation or comparability data as a condition for completing the BLA submission and filing. Any of these may result in delays in our ability to submit a BLA for regulatory approval of LentiGlobin for SCD. Furthermore, in light of reported safety events in our HGB-206 clinical study, the FDA has placed our clinical studies of LentiGlobin for SCD on clinical hold. We are investigating these events and plan to continue to work closely with the FDA in their review of these events, and we cannot make any assurances as to what the FDA may require to lift the clinical hold, if ever. Taken together, these factors are likely to result in delays in our ability to submit a BLA for regulatory approval of LentiGlobin for SCD. In addition, we are engaged with the EMA in discussions regarding our proposed development plans for LentiGlobin in SCD in Europe, and we cannot be certain that our HGB-206 study and HGB-210 study will be sufficient to form the basis for an initial MAA submission in Europe for the treatment of patients with SCD.
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
Insertional oncogenesis is a potential risk of gene therapies using viral vectors. If the vectors for our product or product candidates are shown to lead to insertional oncogenesis, or if there are other safety events that require us to halt or delay further clinical development of our product candidates, or to suspend or cease the commercialization of our approved product, the commercial potential of our product and any future products may be materially and negatively impacted.
A potentially significant risk in any gene therapy product using viral vectors is that the vector will insert in or near cancer-causing oncogenes leading to uncontrolled clonal proliferation of mature cancer cells in the patient, known as insertional oncogenesis. In published studies, lentiviral vectors have demonstrated an improved safety profile over gamma-retroviral vectors used in early gene therapy studies, which we believe is due to a number of factors including the tendency of the lentiviral vectors to integrate within genes rather than in areas that control gene expression, as well as their lack of strong viral enhancers. Notwithstanding the historical data regarding the potential safety improvements of lentiviral vectors, insertional oncogenesis leading to leukemia or lymphoma remains a risk. For instance, vector insertion into or near genes previously associated with cancer in the general population and clonal predominance without malignancy has been detected in some patients treated with eli-cel. We cannot make any assurances that insertional oncogenesis leading to leukemia or lymphoma will not occur in any of our clinical studies or in the commercial setting.
There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. The FDA has stated that lentiviral vectors possess characteristics that may pose high risks of delayed adverse events. If any such adverse events occur, further advancement of our clinical studies could be halted or delayed, and we may be unable to continue to commercialize our approved product. Furthermore, treatment with our gene therapy product and product candidates involve chemotherapy or myeloablative treatments which can cause side effects or adverse events that may impact the perception of the potential benefits of our product and any future products. For instance, myelodysplastic syndrome leading to acute myeloid leukemia is a known risk of certain myeloablative regimens. Additionally, our product and any future products, or procedures associated with the administration of our product or with the collection of patients' cells, could potentially cause other adverse events that have not yet been predicted. The inclusion of patients with significant underlying medical problems in our clinical studies may result in deaths, or other adverse medical events, due to other therapies or medications that such patients may be using, or the progression of their disease. Any of these events could impair our ability to develop or commercialize our product and any future products, and the commercial potential of our products may be materially and negatively impacted.
In February 2021, safety events reported in our HGB-206 clinical study resulted in the FDA placing our clinical studies of LentiGlobin for SCD and beti-cel on clinical hold, and caused us to temporarily suspend marketing of ZYNTEGLO in Europe. Investigation into the causes of any safety events, including these safety events, may not be conclusive or may not be definitive in eliminating the lentiviral vector or the drug product as a cause. For instance, it is possible that myelodysplastic syndrome and acute myeloid leukemia was caused by the LentiGlobin for SCD drug product, in combination with underlying sickle cell disease, transplant procedure, and stress on the bone marrow following drug product infusion. Even if a product such as LentiGlobin for SCD or beti-cel is ultimately approved, such safety events may result in the product being removed from the market or its market opportunity being significantly reduced. Other patients receiving our product or product candidates may develop leukemia, lymphoma, or myelodysplastic syndrome in the future, which may negatively impact the commercial prospects of our product or product candidates.
Patients receiving T cell-based immunotherapies, such as ABECMA and the bb21217 product candidate, may experience serious adverse events, including neurotoxicity and cytokine release syndrome. If our product candidates are revealed to have high and unacceptable severity and/or prevalence of side effects or unexpected characteristics, their clinical development, marketing approval, and commercial potential will be negatively impacted, which will significantly harm our business, financial condition and prospects.
ABECMA and the bb21217 product candidate are chimeric antigen receptor, or CAR, T cell-based immunotherapies. In previous and ongoing clinical studies involving CAR T cell products, including those involving ABECMA and the bb21217 product candidate, patients experienced side effects such as neurotoxicity and cytokine release syndrome. There have been life-threatening events related to severe neurotoxicity and cytokine release syndrome, requiring intense medical intervention such as intubation or pressor support, and in several cases, resulted in death. Severe neurotoxicity is a condition that is currently defined clinically by cerebral edema, confusion, drowsiness, speech impairment, tremors, seizures, or other central nervous system side effects, when such side effects are serious enough to lead to intensive care. In some cases, severe neurotoxicity was thought to be associated with the use of certain lymphodepletion regimens used prior to the administration of the CAR T cell products. Cytokine release syndrome is a condition that is currently defined clinically by certain symptoms related to the release of cytokines, which can include fever, chills, low blood pressure, when such side effects are serious enough to lead to intensive care with mechanical ventilation or significant vasopressor support. The exact cause or causes of cytokine release syndrome and severe neurotoxicity in connection with treatment of CAR T cell products is not fully understood at this time. In addition, patients have experienced other adverse events in these studies, such as a reduction in the number of blood cells (in the form of neutropenia, thrombocytopenia, anemia or other cytopenias), febrile neutropenia, chemical laboratory abnormalities (including elevated liver enzymes), and renal failure.
Undesirable side effects caused by ABECMA or the bb21217 product candidate, other CAR T product candidates targeting BCMA, or our other T cell-based immunotherapy product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other comparable foreign regulatory authorities. In some cases, side effects such as neurotoxicity or cytokine release syndrome have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the studies or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell-based immunotherapies are not normally encountered in the general patient population and by medical personnel. Medical personnel may need additional training regarding T cell-based immunotherapy product candidates to understand their side effects. Inadequate training in recognizing or failure to effectively manage the potential side effects of T cell-based immunotherapy product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.
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
Risks related to our reliance on third parties
We are dependent on BMS for the successful commercialization and further development of ABECMA. If BMS does not devote sufficient resources to the commercialization or further development of ABECMA, is unsuccessful in its efforts, or chooses to terminate its agreements with us, our business will be materially harmed.
We are co-developing and co-promoting ide-cel, marketed as ABECMA, in the United States with BMS under our amended and restated co-development and co-promotion agreement with BMS, or the Ide-cel CCPS. Under the Ide-cel CCPS, we and BMS share the obligation to develop and commercialize ABECMA in the United States. In addition, we have exclusively licensed to BMS the right to develop and commercialize the bb21217 product candidate, and we retain an option to co-develop and co-promote bb21217 in the United States under our license agreement with BMS. With respect to bb21217, we are responsible for completing the ongoing CRB-402 study, but BMS is responsible for further clinical development and commercialization costs, unless we choose to exercise our option to co-develop and co-promote bb21217 in the United States. If we exercise our option to co-develop and co-promote bb21217 in the United States, we and BMS will share the obligation to develop and commercialize bb21217 in the United States.
In our partnership with BMS, BMS is obligated to use commercially reasonable efforts to develop and commercialize ABECMA and bb21217. BMS may determine however, that it is commercially reasonable to de-prioritize or discontinue the development of ABECMA and bb21217. These decisions may occur for many reasons, including internal business reasons (including due to the existence of other BMS programs that are potentially competitive with ABECMA and bb21217), results from clinical trials or because of unfavorable regulatory feedback. Further, on review of the safety and efficacy data, the FDA may impose requirements on one or both of the programs that render them commercially nonviable. In addition, under our agreements with BMS, BMS has certain decision-making rights in determining the development and commercialization plans and activities for the programs. We may disagree with BMS about the development strategy it employs, but we will have limited rights to impose our development strategy on BMS. Similarly, BMS may decide to seek marketing approval for, and limit commercialization of, ABECMA or bb21217 to narrower indications than we would pursue. More broadly, if BMS elects to discontinue the development of ABECMA or bb21217, we may be unable to advance the product candidate ourselves.
This partnership may not be scientifically or commercially successful for us due to a number of important factors, including the following:
•BMS has wide discretion in determining the efforts and resources that it will apply to its partnership with us. The timing and amount of any development milestones and downstream commercial profits that we may receive under such partnership will depend on, among other things, BMS’s efforts, allocation of resources and successful development and commercialization of ABECMA.
•BMS may develop and commercialize, either alone or with others, products that are similar to or competitive with ABECMA. For example, BMS is currently commercializing a number of its existing products, including lenalidomide and pomalidomide, for certain patients with relapsed and refractory multiple myeloma and is also developing another CAR-T product candidate targeting BCMA that it obtained through its acquisition of Juno Therapeutics, Inc.
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
•If BMS were to breach its arrangements with us, we may need to enforce our right to terminate the agreement in legal proceedings, which could be costly and cause delay in our ability to receive rights back to the relevant product candidates. If we were to terminate an agreement with BMS due to BMS's breach or BMS terminated the agreement without cause, the development and commercialization of ABECMA or bb21217 product candidates that are the subject of its collaboration with us could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of these product candidates on our own if we choose not to, or are unable to, enter into a new collaboration for these product candidates.
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
We have incurred net losses in each year since our inception in 1992,including net losses of $205.8 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $3.11 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We have not generated material revenues from the sale of ZYNTEGLO in the European Union, and we do not expect to generate meaningful product revenues until our conditional marketing approval for ZYNTEGLO is renewed. Following marketing approval, our future revenues will depend upon the size of any markets in which our product and any future products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our product and any future products in those markets. We are dependent upon the commercialization efforts of BMS for any collaboration revenue from sales of ABECMA through our profit-loss sharing arrangement.
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
We have not generated material revenue from product sales and may never be profitable.
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
We expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we commercialize ZYNTEGLO in the European Union, which costs may increase with any increased competition. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate material product revenues, we may not become profitable and may need to obtain additional funding to continue operations.
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
As of March 31, 2021, our cash, cash equivalents and marketable securities were $1.09 billion. In response to the ongoing COVID-19 pandemic and the associated economic conditions, we revised our operating plan to execute on our strategy during this period of uncertainty. Based on our current business plan, we expect our cash, cash equivalents and marketable securities will be sufficient to fund planned operations for at least the next twelve months from the date of issuance of these financial statements. Our current business plan assumes continued rigorous prioritization and focus on our expenses, real estate optimization, and exploration of additional sources of funding to further strengthen our financial position. However, our operating plan may change further as a result of the COVID-19 pandemic and the surrounding economic conditions, as well as many other factors currently unknown to us. In addition, we may seek additional funds through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, during this period. In any event, we will require additional capital to obtain marketing approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.
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
In addition, we have entered into licensing and collaboration agreements with other companies that include research and development funding and milestone payments to us, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will also depend on research and development funding, the achievement of milestones under our existing collaboration and license agreements, and profit-sharing arrangements for any approved products, including, in particular, our collaborations with BMS and Regeneron, as well as entering into potential new collaboration and license agreements. These payments may vary significantly from quarter to quarter and any such variance could cause a significant fluctuation in our operating results from one quarter to the next.

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
*As we evolve from a U.S.-based company primarily involved in discovery, preclinical research and clinical development into a company that develops and commercializes multiple drugs with an international presence, we may need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

We received conditional marketing authorization for our first product in 2019 and have launched ZYNTEGLO in Europe, which we hope will be the first of a sequence of marketing approvals and commercial launches for multiple products across multiple geographies. As we advance multiple product candidates through late-stage clinical research and plan submissions for marketing authorizations, we may expand our operations in the United States and Europe. As we pursue our development and commercialization strategy, we expect to expand our full-time employee base and to hire more consultants and contractors in the United States and Europe. This expected growth may place a strain on our administrative and operational infrastructure. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Recruiting and retaining qualified employees, consultants and advisors for our business, including scientific and technical personnel, will be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees.
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
In January 2021, we announced our intent to separate our oncology programs from our severe genetic disease programs, resulting in two independent, publicly traded companies, bluebird bio and 2seventy bio. Following the separation, bluebird bio is expected to focus on the development and commercialization of therapies in β-thalassemia, cerebral adrenoleukodystrophy and sickle cell disease in the United States and Europe. 2seventy bio is expected to focus on the research and development efforts in our oncology pipeline, as well as supporting the commercialization of ABECMA and development of the bb21217 product candidate through the BMS collaboration.
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
If the distribution of shares of 2seventy bio, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, our stockholders and we could be subject to significant tax liabilities.
In connection with the distribution of shares in of 2seventy bio, we may seek a private letter ruling from the IRS (the "IRS Ruling") and an opinion from our tax advisor (the "Tax Opinion") to the effect that, among other things, the distribution of shares in 2seventy bio, together with certain related transactions, will generally qualify as tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The IRS Ruling and the Tax Opinion will rely on certain facts, assumptions, representations, and undertakings from us and 2seventy bio, including those regarding the past and future conduct of the companies' respective businesses and other matters. Notwithstanding the IRS Ruling and the Tax Opinion, the IRS could determine that the distribution or any such related transaction is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the Tax Opinion. The Tax Opinion will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the Tax Opinion and such challenge could prevail.
If the distribution were determined to be taxable for U.S. federal income tax purposes, our stockholders that receive shares of 2seventy bio in the distribution would be treated as having received a distribution of property in an amount equal to the fair value of such 2seventy bio shares on the distribution date and could incur significant income tax liabilities. Such distribution would be taxable to our stockholders as a dividend to the extent of our current and accumulated earnings and profits. Any amount that exceeded our current and accumulated earnings and profits would be treated first as a non-taxable return of capital to the extent of the relevant stockholder’s tax basis in its shares of stock, with any remaining amount being taxed as capital gain. We would recognize a taxable gain in an amount equal to the excess, if any, of the fair market value of the shares of 2seventy bio common stock held by us on the distribution date over our tax basis in such shares.
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. On December 27, 2020, President Trump signed into law the “Consolidated Appropriations Act”, which included additional stimulus relief for the COVID-19 pandemic in the form of modifications to the refundable employee retention credit under the CARES Act and credit extenders, and spending bill for the 2021 fiscal year. On March 11, 2021, President Biden signed into law the “American Rescue Plan Act” (“ARPA”), which included extenders to the refundable employee retention credit under the CARES Act and limitations to executive compensation effective for tax years beginning after 2026. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds
None

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. We have been advised that none of our officers have entered into trading plans covering periods after the date of this Quarterly Report on Form 10-Q in accordance with Rule 10b5-1 and our policy governing transactions in our securities. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company. We do not undertake to report Rule 10b5-1 trading plans that may be adopted by any officers or directors in the future, or to report any modifications or termination of any publicly announced trading plan, except to the extent required by law.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Amended and Restated By-laws of the Registrant	10-K	001-35966	3.2	February 23, 2021
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013
10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013
10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013
10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013
10.5†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals, Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013
10.6†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017
10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013
10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013
10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013
10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015
10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013
10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.10	May 14, 2013
10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1	333-188605	10.11	May 14, 2013
10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 7, 2015
10.15	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016
10.16	Amendment No. 2 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.17	November 1, 2017
10.17†	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	10-Q/A	001-35966	10.16	November 2, 2016

10.18††	Second Amended and Restated License Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated May 8, 2020	10-Q	001-35966	10.18	August 5, 2020
10.19†	Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated March 26, 2018	10-Q	001-35966	10.20	May 2, 2018
10.20††	First Amendment to Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated May 8, 2020	10-Q	001-35966	10.20	August 5, 2020
10.21†	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q/A	001-35966	10.17	November 2, 2016
10.22†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017
10.23†	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q/A	001-35966	10.18	November 2, 2016
10.24†	License Agreement, dated December 23, 2015, by and between the Registrant and SIRION Biotech GmbH	10-K	001-35966	10.23	February 21, 2019
10.25††	Toll Manufacturing and Service Agreement, dated November 18, 2016 by and between the Registrant and Minaris Regenerative Medicine GmbH (formerly APCETH Biopharma GmbH), as amended	10-Q	001-35966	10.24	August 1, 2019
10.26††	Amendment Agreement No. 3 to the Toll Manufacturing and Service Agreement by and between bluebird bio (Switzerland) GmbH and Minaris Regenerative Medicine GmbH (formerly Apceth Biopharma GmbH)	8-K	001-35966	10.1	March 12, 2020
10.27††	Clinical and Commercial Supply Agreement – Viral Vector Product, dated November 27, 2017, by and between the Registrant and SAFC Carlsbad, Inc., as amended	10-Q	001-35966	10.25	August 1, 2019
10.28††	Amendment No. 2 to Clinical and Commercial Supply Agreement Viral Vector Product by and between bluebird bio (Switzerland) GmbH and SAFC Carlsbad, Inc.	8-K	001-35966	10.1	January 21, 2020
10.29	Amendment No. 3 to Clinical and Commercial Supply Agreement Viral Vector Product by and between bluebird bio (Switzerland) GmbH and SAFC Carlsbad, Inc.	10-K	001-35966	10.28	February 23, 2021
10.30#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013
10.31#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013
10.32#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013
10.33#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014
10.34#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016
10.35#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017
10.36#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 7, 2015
10.37#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017
10.38#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013
10.39#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018

10.40#	Offer Letter, dated November 16, 2017, by and between the Registrant and Kory Wentworth	10-K	001-35966	10.39	February 21, 2018
10.41#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013
10.42#	Employment Agreement, dated December 18, 2018, by and between the Registrant and William (“Chip”) Baird	8-K	001-35966	10.1	February 11, 2019
10.43†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015
10.44	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	August 3, 2016
10.45	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017
10.46††	Sublease, dated April 16, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.42	August 1, 2019
10.47	Amendment to Sublease, dated April 19, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.43	August 1, 2019
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

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

bluebird bio, Inc.
Date: May 5, 2021	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: May 5, 2021	By:	/s/ Chip Baird
Chip Baird Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)