Form 10-Q
period 2021-06-30
bluebird bio, Inc.
filed 2021-08-09
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 3, 2021, there were 67,578,549 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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
•the timing or likelihood of regulatory filings and approvals for our betibeglogene autotemcel (beti-cel), elivaldogene autotemcel (eli-cel), LentiGlobin for SCD, and our oncology product candidates;
•the timing or success of commercialization of beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates following marketing approval, if and when obtained;
•our ability to obtain adequate pricing and reimbursement of beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates following marketing approval, if and when obtained;
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

•We have limited experience as a commercial company and the marketing and sale of beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates following marketing approval, if and when obtained, may be unsuccessful or less successful than anticipated.
•The commercial success of beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates, will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community. Following marketing approval of beti-cel in the European Union, we did not reach agreement with payers on an acceptable price for reimbursement in our priority markets in Europe, and as a consequence, we are focusing on our severe genetic disease business on the U.S. market. If we fail to obtain sufficient pricing or reimbursement approval in the United States for beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates following marketing approval, if and when obtained, our revenues may be adversely affected and our business may suffer.
•If the market opportunities for our product or any future products are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.
•We rely on a complex supply chain for beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates. The manufacture and delivery of our lentiviral vectors and drug products present significant challenges for us, and we may not be able to produce our lentiviral vectors and drug products at the quality, quantities, locations or timing needed to support our clinical programs or commercialization following marketing approval, if and when obtained. In addition, we may encounter challenges with engaging or coordinating with qualified treatment centers needed to support commercialization.
•We cannot predict when or if we will obtain marketing approval to commercialize our product candidates, and any marketing approvals that we receive may ultimately be for more narrow indications than we expect.
•Insertional oncogenesis is a risk of gene therapies using viral vectors that can integrate into the genome, and a patient with CALD treated with eli-cel in one of our clinical studies has been diagnosed with myelodysplastic syndrome likely mediated by Lenti-D lentiviral vector insertion. As a result, the FDA has placed our clinical studies of eli-cel on clinical hold, and we can make no assurances as to when the clinical hold will be lifted, if ever. These events may require us to halt or delay further clinical development of our product candidates, such as eli-cel, or to suspend or cease commercialization following marketing approval, and the commercial potential of our product candidates may be materially and negatively impacted.
•We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced, safer or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize beti-cel, eli-cel, LentiGlobin for SCD, or our oncology product candidates following marketing approval, if and when obtained. If our competitors obtain orphan drug exclusivity for products that regulatory authorities determine constitute the same drug and treat the same indications as our product or any future products, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
•We may not be successful in our efforts to identify or discover additional product candidates.
•We are dependent on BMS for the successful development and commercialization of idecabtagene vicleucel (ide-cel, marketed as ABECMA®) and bb21217. If BMS does not devote sufficient resources to the commercialization of ide-cel and the development of bb21217, is unsuccessful in its efforts, or chooses to terminate its agreements with us, our business will be materially harmed.
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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
bluebird bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of June 30, 2021	As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$353,468	$317,705
Marketable securities	486,233	833,546
Prepaid expenses	33,726	37,472
Receivables and other current assets	16,597	16,116
Inventory	13,502	10,698
Total current assets	903,526	1,215,537
Marketable securities	101,927	122,891
Property, plant and equipment, net	158,820	162,831
Intangible assets, net	16,263	10,041
Goodwill	13,128	13,128
Operating lease right-of-use assets	190,993	184,019
Restricted cash and other non-current assets	69,802	72,805
Total assets	$1,454,459	$1,781,252
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$39,294	$21,602
Accrued expenses and other current liabilities	168,035	145,406
Operating lease liability, current portion	28,669	25,024
Deferred revenue, current portion	2,687	2,320
Collaboration research advancement, current portion	9,080	9,236
Total current liabilities	247,765	203,588
Deferred revenue, net of current portion	25,762	25,762
Collaboration research advancement, net of current portion	18,547	21,581
Operating lease liability, net of current portion	169,933	167,997
Other non-current liabilities	7,891	7,268
Total liabilities	469,898	426,196
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 67,551 and 66,432 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	676	665
Additional paid-in capital	4,337,719	4,260,443
Accumulated other comprehensive loss	(5,777)	(5,505)
Accumulated deficit	(3,348,057)	(2,900,547)
Total stockholders’ equity	984,561	1,355,056
Total liabilities and stockholders’ equity	$1,454,459	$1,781,252
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue:
Service revenue	$5,314	$78,357	$11,232	$95,190
Collaborative arrangement revenue	1,670	109,674	3,190	111,976
Royalty and other revenue	488	10,859	5,845	13,587
Total revenues	7,472	198,890	20,267	220,753
Operating expenses:
Research and development	144,315	156,308	298,793	310,431
Selling, general and administrative	78,576	68,628	165,451	141,876
Share of collaboration loss	10,071	—	10,071	—
Cost of royalty and other revenue	15,301	1,554	17,582	2,579
Change in fair value of contingent consideration	47	(1,655)	416	(4,763)
Total operating expenses	248,310	224,835	492,313	450,123
Loss from operations	(240,838)	(25,945)	(472,046)	(229,370)
Interest income, net	439	2,939	1,149	8,294
Other (expense) income, net	(1,087)	1,551	23,669	(2,896)
Loss before income taxes	(241,486)	(21,455)	(447,228)	(223,972)
Income tax expense	(216)	(10)	(282)	(104)
Net loss	$(241,702)	$(21,465)	$(447,510)	$(224,076)
Net loss per share - basic and diluted:	$(3.58)	$(0.36)	$(6.66)	$(3.86)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	67,487	60,384	67,233	57,987
Other comprehensive (loss) income:
Other comprehensive (loss) income, net of tax benefit (expense) of $0.0 million and $(0.1) million for the three and six months ended June 30, 2021 and 2020, respectively.	(328)	399	(272)	(507)
Total other comprehensive (loss) income	(328)	399	(272)	(507)
Comprehensive loss	$(242,030)	$(21,066)	$(447,782)	$(224,583)
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2020	66,432	$665	$4,260,443	$(5,505)	$(2,900,547)	$1,355,056
Vesting of restricted stock units	294	3	(3)	—	—	—
Exercise of stock options	207	2	1,217	—	—	1,219
Purchase of common stock under ESPP	67	1	1,706	—	—	1,707
Stock-based compensation	—	—	36,090	—	—	36,090
Issuance of unrestricted stock awards to settle accrued employee compensation	422	4	12,009	—	—	12,013
Other comprehensive income	—	—	—	56	—	56
Net loss	—	—	—	—	(205,808)	(205,808)
Balances at March 31, 2021	67,422	$675	$4,311,462	$(5,449)	$(3,106,355)	$1,200,333
Vesting of restricted stock units	127	1	(1)	—	—	—
Exercise of stock options	2	—	36	—	—	36
Stock-based compensation	—	—	26,222	—	—	26,222
Other comprehensive loss	—	—	—	(328)	—	(328)
Net loss	—	—	—	—	(241,702)	(241,702)
Balances at June 30, 2021	67,551	$676	$4,337,719	$(5,777)	$(3,348,057)	$984,561

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2019	55,368	$554	$3,568,184	$(1,893)	$(2,281,852)	$1,284,993
Vesting of restricted stock units	204	2	(2)	—	—	—
Exercise of stock options	20	—	750	—	—	750
Purchase of common stock under ESPP	28	—	1,872	—	—	1,872
Stock-based compensation	—	—	36,335	—	—	36,335
Other comprehensive loss	—	—	—	(906)	—	(906)
Net loss	—	—	—	—	(202,611)	(202,611)
Balances at March 31, 2020	55,620	$556	$3,607,139	$(2,799)	$(2,484,463)	$1,120,433
Issuance of common stock upon public offering, net of issuance costs of $33,465	10,455	105	541,431	—	—	541,536
Vesting of restricted stock units	114	1	(1)	—	—	—
Exercise of stock options	7	—	347	—	—	347
Stock-based compensation	—	—	40,781	—	—	40,781
Other comprehensive income	—	—	—	399	—	399
Net loss	—	—	—	—	(21,465)	(21,465)
Balances at June 30, 2020	66,196	$662	$4,189,697	$(2,400)	$(2,505,928)	$1,682,031
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(447,510)	$(224,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	416	(4,763)
Depreciation and amortization	11,353	9,430
Stock-based compensation expense	73,687	84,822
(Gain) loss on equity securities	(28,286)	3,343
Excess inventory reserve	15,084	—
Other non-cash items	6,228	(1,841)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	13,923	(9,347)
Inventory	(17,404)	(4,466)
Operating lease right-of-use assets	15,074	11,085
Accounts payable	7,475	(14,042)
Accrued expenses and other liabilities	20,276	(14,025)
Operating lease liabilities	(16,468)	(10,131)
Deferred revenue	367	11,412
Collaboration research advancement	(3,190)	(3,779)
Net cash used in operating activities	(348,975)	(166,378)
Cash flows from investing activities:
Purchase of property, plant and equipment	(9,204)	(15,478)
Purchases of marketable securities	(196,145)	(101,421)
Proceeds from maturities of marketable securities	557,751	580,875
Proceeds from sales of marketable securities	31,318	29,878
Purchase of intangible assets	(2,000)	—
Net cash provided by investing activities	381,720	493,854
Cash flows from financing activities:
Proceeds from public offering of common stock, net of issuance costs	—	541,536
Proceeds from exercise of stock options and ESPP contributions	4,192	2,549
Net cash provided by financing activities	4,192	544,085
Increase in cash, cash equivalents and restricted cash	36,937	871,561
Cash, cash equivalents and restricted cash at beginning of period	373,728	381,709
Cash, cash equivalents and restricted cash at end of period	$410,665	$1,253,270
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$353,468	$1,198,768
Restricted cash included in receivables and other current assets	$2,687	$—
Restricted cash included in restricted cash and other non-current assets	$54,510	$54,502
Total cash, cash equivalents and restricted cash	$410,665	$1,253,270
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,508	$1,257
Right-of-use assets obtained in exchange for operating lease liabilities	$22,049	$14,663
Issuance of unrestricted stock awards to settle accrued employee compensation	$12,013	$—

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of the business
bluebird bio, Inc. (the “Company” or “bluebird”) was incorporated in Delaware on April 16, 1992, and is headquartered in Cambridge, Massachusetts. The Company is a biotechnology company committed to researching, developing and commercializing, following marketing approval, potentially transformative gene therapies for severe genetic diseases and cancer. Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its product candidates, including activities to manufacture product candidates, conduct clinical studies of its product candidates, perform preclinical research to identify new product candidates and provide selling, general and administrative support for these operations, including commercial activities in Europe as well as commercial-readiness activities in the United States.
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
In March 2021, BMS received marketing approval from the U.S. Food and Drug Administration for idecabtagene vicleucel (ide-cel, marketed as ABECMA®) as a treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. In July 2021, the Company received marketing approval from the European Commission for elivaldogene autotemcel (eli-cel; formerly Lenti-D gene therapy) as a treatment for patients less than 18 years of age with early cerebral adrenoleukodystrophy and without a matched sibling donor. In June 2019, the Company received conditional marketing authorization from the European Commission for betibeglogene autotemcel (beti-cel; formerly LentiGlobin for β-thalassemia gene therapy) as a treatment of patients 12 years and older with TDT who do not have a β0/β0 genotype, for whom hematopoietic stem cell (HSC) transplantation is appropriate but a human leukocyte-matched related HSC donor is not available.
In January 2021, the Company announced its intent to separate its severe genetic disease and oncology programs into two separate, independent publicly traded companies, bluebird bio, Inc. and 2seventy bio, Inc., a newly-formed Delaware corporation and wholly-owned subsidiary of the Company prior to the separation. bluebird bio, Inc. intends to retain focus on its severe genetic disease programs, with a focus on the U.S. market. As part of this strategy, bluebird bio, Inc. plans to execute an orderly wind down of its European operations. 2seventy bio, Inc. is expected to focus on the Company's oncology programs. The spin-off transaction is expected to be completed in late 2021 and is anticipated to be tax-free, subject to receipt of a favorable Internal Revenue Service (“IRS”) ruling.
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred losses since inception and to date has financed its operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. As of June 30, 2021, the Company had an accumulated deficit of $3.35 billion. During the six months ended June 30, 2021, the Company incurred a loss of $447.5 million and used $349.0 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of beti-cel, eli-cel, LentiGlobin for SCD, and its oncology product candidates, and the achievement of a level of revenues adequate to support its cost structure.
As of June 30, 2021, the Company had cash, cash equivalents and marketable securities of $941.6 million. The Company expects its cash, cash equivalents and marketable securities will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements, although it intends to pursue additional cash resources through public or private equity or debt financings or by establishing additional collaborations with other companies. Management's expectations with respect to its ability to fund current planned operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, the Company may need to seek additional strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or commercialize products following marketing approval.
2. Basis of presentation, principles of consolidation and significant accounting policies
Basis of presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2021 and 2020.
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
Inventory in the prior year’s condensed consolidated financial statements has been reclassified to conform to the current presentation on the condensed consolidated balance sheets and condensed consolidated statements of cash flows.  However, no subtotals in the prior year condensed consolidated financial statements were impacted as a result.
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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K, except as noted immediately below and as noted within the "Recent accounting pronouncements - Recently adopted" section.
Collaborative arrangement revenue
The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements ("ASC 808"), which includes determining whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities.  This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers ("Topic 606" or "ASC 606"). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606.
In arrangements where the Company does not deem its collaborator to be its customer, payments to and from its collaborator are presented in the condensed consolidated statements of operations based on the nature of the payments, as summarized in the table and further described below.

Nature of Payment	Statement of Operations Presentation
The Company's share of profits in connection with commercialization of products	Collaborative arrangement revenue
The Company's share of losses in connection with commercialization of products	Share of collaboration loss
Net reimbursement of the Company's research and development expenses	Collaborative arrangement revenue
Net reimbursement of the collaborator's research and development expenses	Research and development expense
Where the collaborator is the principal in the product sales, the Company recognizes its share of any profits or losses, representing net product sales less cost of goods sold and shared commercial and other expenses, in the period in which such underlying sales occur and costs are incurred by the collaborator. The Company also recognizes its share of costs arising from research and development activities performed by collaborators in the period its collaborators incur such expenses.
Royalty and other revenue
During the first half of 2021, the Company recognized an immaterial amount of product revenue related to the sale of beti-cel (marketed as ZYNTEGLO) in the European Union and the related cost of goods sold, which is included within royalty and other revenue and cost of royalty and other revenue, respectively.
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
Inventory consists of cell banks, plasmids, lentiviral vectors, other materials and compounds sourced from third party suppliers and utilized in the manufacturing process, and drug product, which has been produced for the treatment of specific patients, that are owned by the Company.
Management periodically reviews inventories for excess or obsolescence, considering factors such as sales forecasts compared to quantities on hand and firm purchase commitments as well as remaining shelf life of on hand inventories. The Company writes-down its inventory that is obsolete or otherwise unmarketable to its estimated net realizable value in the period in which the impairment is first identified. Any such adjustments are included as a component of cost of goods sold within cost of royalty and other revenue on the Company’s condensed consolidated statements of operations.
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including: expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements. Estimates are used in the following areas, among others: future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including goodwill and intangible assets, and the measurement of right-of-use assets and lease liabilities, contingent consideration, stock-based compensation expense, accrued expenses, revenue recognition, income taxes, inventory capitalization, excess inventory analyses, and the assessment of the Company's ability to fund its operations for at least the next twelve months from the date of issuance of these financial statements.

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

3. Marketable securities
The following table summarizes the marketable securities held at June 30, 2021 and December 31, 2020 (in thousands):

Description	Amortized cost / Cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2021
U.S. government agency securities and treasuries	$346,331	$138	$(13)	$346,456
Corporate bonds	136,133	41	(27)	136,147
Commercial paper	102,937	—	—	102,937
Equity securities	4,305	—	(1,685)	2,620
Total	$589,706	$179	$(1,725)	$588,160
December 31, 2020
U.S. government agency securities and treasuries	$675,043	$302	$(74)	$675,271
Corporate bonds	197,171	432	(40)	197,563
Commercial paper	77,949	1	—	77,950
Equity securities	20,017	—	(14,364)	5,653
Total	$970,180	$735	$(14,478)	$956,437
No available-for-sale debt securities held as of June 30, 2021 or December 31, 2020 had remaining maturities greater than five years.

4. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2021
Assets:
Cash and cash equivalents	$353,468	$310,833	$42,635	$—
Marketable securities:
U.S. government agency securities and treasuries	346,456	—	346,456	—
Corporate bonds	136,147	—	136,147	—
Commercial paper	102,937	—	102,937	—
Equity securities	2,620	2,620	—	—
Total	$941,628	$313,453	$628,175	$—
Liabilities:
Contingent consideration	$1,925	$—	$—	$1,925
Total	$1,925	$—	$—	$1,925
December 31, 2020
Assets:
Cash and cash equivalents	$317,705	$317,705	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	675,271	—	675,271	—
Corporate bonds	197,563	—	197,563	—
Commercial paper	77,950	—	77,950	—
Equity securities	5,653	5,653	—	—
Total	$1,274,142	$323,358	$950,784	$—
Liabilities:
Contingent consideration	$1,509	$—	$—	$1,509
Total	$1,509	$—	$—	$1,509
Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of June 30, 2021, cash and cash equivalents comprise funds in cash, money market accounts, U.S. government agency securities and treasuries, corporate bonds, and commercial paper. As of December 31, 2020, cash and cash equivalents comprise funds in cash and money market accounts.
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
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the next call date for premiums or to maturity for discounts. At June 30, 2021 and December 31, 2020, the balance in the Company’s accumulated other comprehensive loss includes activity related to the Company’s available-for-sale debt securities.

There were no material realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the three and six months ended June 30, 2021 or 2020.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $1.9 million and $3.1 million as of June 30, 2021 and December 31, 2020, respectively. No accrued interest receivable was written off during the three and six months ended June 30, 2021 or 2020.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at June 30, 2021 and December 31, 2020 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2021
U.S. government agency securities and treasuries	$25,988	$(13)	$—	$—	$25,988	$(13)
Corporate bonds	85,129	(27)	—	—	85,129	(27)
Total	$111,117	$(40)	$—	$—	$111,117	$(40)
December 31, 2020
U.S. government agency securities and treasuries	$211,384	$(74)	$—	$—	$211,384	$(74)
Corporate bonds	76,598	(40)	1,205	—	77,803	(40)
Total	$287,982	$(114)	$1,205	$—	$289,187	$(114)
The Company determined that there was no material change in the credit risk of the above investments during the six months ended June 30, 2021. As such, an allowance for credit losses was not recognized. As of June 30, 2021, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The Company held equity securities with an aggregate fair value of $2.6 million and $5.7 million as of June 30, 2021 and December 31, 2020, respectively, within short-term marketable securities on its condensed consolidated balance sheets. In January 2021, the Company sold a portion of its equity securities for proceeds of $31.3 million. During the three months ended June 30, 2021 and 2020, the Company recorded losses of $0.1 million and gains of $1.2 million, respectively, related to its equity securities. During the six months ended June 30, 2021 and 2020, the Company recorded gains of $28.3 million and losses of $3.3 million, respectively, related to its equity securities. Gains and losses related to equity securities are included in other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss.
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
Please refer to Note 9, Commitments and contingencies, for further information.

5. Inventory
Inventory consists of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Raw materials	$12,290	$8,967
Finished goods	1,212	1,731
Inventory	$13,502	$10,698
During the six months ended June 30, 2021, the Company recorded a reserve for excess inventories of $15.1 million, which is included within cost of royalty and other revenue within the condensed consolidated statements of operations.
6. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Land	$1,210	$1,210
Building	88,942	15,745
Computer equipment and software	6,919	6,950
Office equipment	7,335	7,665
Laboratory equipment	67,313	55,521
Leasehold improvements	31,259	34,286
Construction-in-progress	14,803	92,514
Total property, plant and equipment	217,781	213,891
Less accumulated depreciation and amortization	(58,961)	(51,060)
Property, plant and equipment, net	$158,820	$162,831
North Carolina manufacturing facility
In November 2017, the Company acquired a manufacturing facility in Durham, North Carolina for the future manufacture of lentiviral vector for the Company’s gene therapies. As of June 30, 2021, the majority of the facility has been placed into service. The remainder of the facility is still in process of qualification, which is required for the facility to be ready for its intended use. Construction-in-progress as of June 30, 2021 and December 31, 2020 includes $14.1 million and $91.1 million, respectively, related to the North Carolina manufacturing facility.
7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30, 2021	As of December 31, 2020
Employee compensation	$71,749	$55,802
Manufacturing costs	24,186	22,571
Clinical and contract research organization costs	19,865	23,766
Collaboration costs	20,974	20,004
Property, plant and equipment	1,201	789
License and milestone fees	183	278
Professional fees	1,982	1,541
Other	27,895	20,655
Accrued expenses and other current liabilities	$168,035	$145,406

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
9. Commitments and contingencies
Contingent consideration related to business combinations
In June 2014, the Company acquired Pregenen. The Company may be required to make up to $99.9 million in remaining future contingent cash payments to the former equity holders of Pregenen upon the achievement of certain commercial milestones related to the Pregenen technology. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved, and discount rates. The use of different assumptions could result in materially different estimates of fair value.
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
Bristol-Myers Squibb
In March 2013, the Company entered into a collaboration agreement with BMS. The details of the collaboration agreements and the payments the Company has received, and is entitled to receive, are further described in Note 11, Collaborative arrangements, to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020. During the second quarter of 2021, there have been no changes to the terms of the Company’s collaboration agreement with BMS.
Ide-cel
Under the Company’s collaboration agreement with BMS, the Company shares equally in the profit and loss related to the development and commercialization of ide-cel in the United States. The Company has no remaining financial rights with respect to the development or commercialization of ide-cel outside of the United States. The Company accounts for its collaborative arrangement efforts with BMS in the United States within the scope of ASC 808 given that both parties are active participants in the activities and both parties are exposed to significant risks and rewards dependent on the commercial success of the activities. The Company recognizes revenue related to the combined unit of accounting for the ex-U.S. license and lentiviral vector manufacturing services under Topic 606.
Ide-cel U.S. Share of Collaboration Profit or Loss
In March 2021, BMS received marketing approval from the U.S. Food and Drug Administration for ide-cel as a treatment for adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. BMS is primarily responsible for the commercialization of ide-cel and they are the principal for commercial activity. On a quarterly basis, the Company determines its share of collaboration profit or loss for commercial activities. The Company’s share of any collaboration profit for commercial activities is recognized as collaborative arrangement revenue and its share of any collaboration loss for commercial activity is recognized as an operating expense and classified as share of collaboration loss on the Company's condensed consolidated statement of operations. The Company also is responsible for equally sharing in the ongoing ide-cel research and development activities being conducted by BMS in the United States. The net amount owed to BMS for research and development activities is classified as research and development expense on the condensed consolidated statement of operations. If BMS is obligated to reimburse the Company because the Company’s research and development costs exceeds BMS’ research and development costs, the net amount is recorded as collaborative arrangement revenue.
During the three and six months ended June 30, 2021, the Company recognized $10.1 million, included as a component of share of collaboration loss on the condensed consolidated statement of operations, related to its share of collaboration loss associated with ide-cel commercial activities. This amount includes the Company’s share of BMS’ ide-cel product revenue, cost of goods sold, and selling costs, offset by any reimbursement of commercial costs incurred by the Company during the three and six month periods.
The following table summarizes the amounts associated with the research activities under the collaboration included in research and development expense or recognized as collaborative arrangement revenue for the three and six months ended June 30, 2021, and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
ASC 808 ide-cel research and development revenue - U.S. (1)(2)	$—	$108,196	$—	$108,196
ASC 808 ide-cel research and development expense - U.S. (1)	$(9,193)	$—	$(26,018)	$(5,080)
(1)    As noted above, the calculation of collaborative arrangement activity to be recognized for joint ide-cel efforts in the United States is performed on a quarterly basis. The calculation is independent of previous activity, which may result in fluctuations between revenue and expense recognition period over period, depending on the varying extent of effort performed by each party during the period.
(2)    In the second quarter of 2020, the Company recognized $169.2 million as a cumulative catch-up adjustment to revenue recorded in connection with the May 2020 First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (“Amended Ide-cel CCPS”), a portion of which was recognized as ASC 808 research and development collaboration revenue. Refer to Note 11, Collaborative arrangements, of the Company’s Annual Report on Form 10-K for further discussion on the Amended Ide-cel CCPS.
Ide-cel ex-U.S. Service Revenue
The following table summarizes the revenue recognized related to ide-cel ex-U.S. activities for the three and six months ended June 30, 2021, and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
ASC 606 ide-cel license and manufacturing revenue - ex-U.S. (1)	$4,280	$73,850	$9,384	$87,820
(1)    In the second quarter of 2020, the Company recognized $169.2 million as a cumulative catch-up adjustment to revenue recorded in connection with the May 2020 First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (“Amended Ide-cel CCPS”), a portion of which was recognized as ASC 606 license and manufacturing revenue. Refer to Note 11, Collaborative arrangements, of the Company’s Annual Report on Form 10-K for further discussion on the Amended Ide-cel CCPS.
bb21217
In addition to the activities related to ide-cel, BMS previously exercised its option to obtain an exclusive worldwide license to develop and commercialize bb21217, the second product candidate under the collaboration arrangement with BMS which is further described in Note 11, Collaborative arrangements, to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020.
Under the collaboration arrangement with BMS, the Company has an option to co-develop and co-promote bb21217 within the United States. The Company currently expects it will exercise its option to co-develop and co-promote bb21217 within the United States. The Company’s election to co-develop and co-promote bb21217 within the United States must be made by the substantial completion of CRB-402, the on-going phase 1 clinical trial of bb21217. If elected, the Company expects the responsibilities of the parties to remain largely unchanged, however, the Company expects it will share equally in all profits and losses relating to developing, commercializing and manufacturing bb21217 within the United States and to have the right to participate in the development and promotion of bb21217 within the United States. Under this scenario, the U.S. milestones and royalties payable would be adjusted and the Company would be eligible to receive a $10.0 million development milestone payment related to the development of bb21217 within the United States. The Company would not be eligible for royalties on U.S. sales of bb21217 under this scenario.
In the event the Company does not exercise its option to co-develop and co-promote bb21217, the Company will receive an additional fee in the amount of $10.0 million. Under this scenario, the Company is eligible to receive U.S. milestones of up to $85.0 million for the first indication to be addressed by bb21217 and royalties for U.S. sales of bb21217.
All of the remaining development, regulatory, and commercial milestones related to U.S. development, regulatory and commercialization activities are fully constrained and are therefore excluded from the transaction price. As part of its evaluation of the constraint, the Company considered numerous factors, including the fact that achievement of the milestones is outside the control of the Company and contingent upon the future success of its clinical trials, the licensee’s efforts, or the receipt of regulatory approval. Any consideration related to U.S. sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to BMS and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur.
The transaction price associated with the collaboration arrangement consists of $31.0 million of upfront payments and option payments received from BMS and $1.8 million in variable consideration which represents reimbursement to be received from BMS for manufacturing vector and associated payloads through development. The Company has identified two performance obligations with respect to the arrangement with BMS. The initial performance obligation was for research and development services substantially completed in September 2019, associated with the initial phase 1 clinical trial. The Company allocated $5.4 million of consideration to the research and development services performance obligation and fully recognized the consideration through September 2019. The other performance obligation relates to a combined performance obligation for the bb21217 license and vector manufacturing services through development, and the remaining $27.3 million in consideration was allocated to this combined performance obligation. The Company will satisfy this combined performance obligation as the bb21217 manufacturing services are performed. As of June 30, 2021, the Company has not commenced manufacturing and the full amount of the allocated transaction price remains unsatisfied.
The Company re-evaluates the transaction price, including the estimated variable consideration included in the transaction price and all constrained amounts, each reporting period and as uncertain events are resolved or other changes in circumstances occur.
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
The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the six months ended June 30, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Deductions	Balance at June 30, 2021
Receivables	$400	$—	$(400)	$—
Contract liabilities:
Deferred revenue	$26,582	$—	$(820)	$25,762
The decrease in the receivables balance for the six months ended June 30, 2021 is driven by amounts collected from BMS in the period.
The decrease in deferred revenue during the six months ended June 30, 2021 is driven by the release of the remaining $0.8 million of deferred revenue associated with the combined performance obligation consisting of the ide-cel license and manufacturing services.
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
Consistent with its collaboration accounting policy, the Company will recognize collaborative arrangement revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period.  That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaborative arrangement revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron.  If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of June 30, 2021 and December 31, 2020, the Company has $27.6 million and $30.8 million, respectively, of the amount attributed to the joint research activities remaining to be recognized, which is classified as collaboration research advancement, current portion and collaboration research advancement, net of current portion on the condensed consolidated balance sheets.
The Company recognized $1.7 million and $3.2 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement during the three and six months ended June 30, 2021, respectively. The Company recognized $1.5 million and $3.8 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement during the three and six months ended June 30, 2020, respectively.
11. Royalty and other revenue
The Company has out-licensed intellectual property to various third parties. Under the terms of these agreements, the Company may be entitled to royalties and milestone payments.
In April 2017, the Company entered into a worldwide license agreement with Novartis, which is further described in Note 12, Royalty and other revenue, to the consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K. Beginning in the fourth quarter of 2017, the Company began recognizing royalty revenue from sales of tisagenlecleucel under the agreement. This license agreement was terminated effective March 2021, at which point in time Novartis was no longer required to pay the Company royalty or other payments on net sales of tisagenlecleucel or any future products. Royalty revenue recognized from sales of tisagenlecleucel is included within royalty and other revenue on the condensed consolidated statement of operations and comprehensive loss.
In April 2017, the Company entered into a worldwide license agreement with GlaxoSmithKline Intellectual Property Development Limited ("GSK"), which was assigned by GSK to Orchard Therapeutics Limited ("Orchard"), effective April 2018. The terms of this license agreement are further described in Note 12, Royalty and other revenue, to the consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K. During the second quarter of 2021, the Company and Orchard amended this license agreement to remove the potential milestone payments related to marketing authorization of covered products. In addition, the Company and Orchard entered into a new license agreement, under which the Company licensed to Orchard certain lentiviral vector-based technologies. Financial terms of the agreement include a potential milestone payment upon the first commercial sale of a licensed product in a territory, as well as low single-digit royalties on net sales of covered products.
In May 2020, the Company entered into a non-exclusive license agreement with Juno Therapeutics, Inc. (“Juno”), a wholly-owned subsidiary of BMS, related to lentiviral vector technology to develop and commercialize CD-19-directed CAR T cell therapies. Upon regulatory approval of lisocabtagene maraleucel during the first quarter of 2021, the Company received a $2.5 million milestone payment from Juno, which is included within royalty and other revenue. Royalty revenue recognized from sales of lisocabtagene maraleucel is also included within royalty and other revenue on the condensed consolidated statement of operations and comprehensive loss.
The Company may also be obligated to pay third-party licensors as a result of revenue recognized under out-license agreements, which is included within cost of royalty and other revenue on the condensed consolidated statement of operations and comprehensive loss.
During the first half of 2021, the Company recognized an immaterial amount of product revenue related to the sale of beti-cel in the European Union and the related cost of goods sold, which is included within royalty and other revenue and cost of royalty and other revenue, respectively.
12. Stock-based compensation
In January 2021 and 2020, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 2.7 million and 2.2 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. As of June 30, 2021, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 3.9 million.

Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $31.1 million and $73.5 million for the three and six months ended June 30, 2021, respectively. The Company recognized stock-based compensation expense totaling $48.5 million and $84.8 million for the three and six months ended June 30, 2020, respectively. Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Stock options	$17,324	$26,073	$37,983	$50,513
Restricted stock units	8,534	14,143	23,267	25,996
Employee stock purchase plan and other	5,193	8,313	12,275	8,313
	$31,051	$48,529	$73,525	$84,822
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Research and development	$15,768	$23,098	$35,636	$39,367
Selling, general and administrative	15,283	25,431	37,889	45,455
	$31,051	$48,529	$73,525	$84,822
Stock-based compensation of $0.4 million and $0.7 million was capitalized into inventory for the three and six months ended June 30, 2021, respectively. Stock-based compensation of less than $0.1 million and $0.1 million was capitalized into inventory for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, the Company had approximately $193.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
Unrestricted stock awards
During the first quarter of 2021, the Company granted 0.4 million unrestricted stock awards to employees as part of its 2020 annual incentive program. In addition, the Company implemented a retention program designed to incentivize and retain employees through the separation of its severe genetic disease and oncology programs, which is intended to occur by the end of 2021. Under the retention program, employees are entitled to a one-time bonus payment, consisting of both a cash payment and unrestricted stock awards, with the condition that the employee remains employed at the end of 2021. For the three and six months ended June 30, 2021, respectively, the Company recognized $10.7 million and $24.0 million in expense related to this program, which includes $5.2 million and $11.9 million in stock compensation expense related to the anticipated grants of stock.

Stock option activity
The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2020	6,262	$105.02
Granted	811	$29.52
Exercised	(209)	$6.02
Canceled, forfeited, or expired	(765)	$108.51
Outstanding at June 30, 2021	6,099	$97.93
Exercisable at June 30, 2021	3,854	$110.83
Vested and expected to vest at June 30, 2021	6,099	$97.93
During the six months ended June 30, 2021, 0.2 million stock options were exercised, resulting in total proceeds to the Company of $1.3 million.
Restricted stock unit activity
The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested balance at December 31, 2020	1,495	$102.34
Granted	1,128	$21.38
Vested	(421)	$59.35
Forfeited	(337)	$77.19
Unvested balance at June 30, 2021	1,865	$59.02
Employee stock purchase plan
In June 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. In June 2021, the Company amended the 2013 ESPP to include an additional 1.4 million shares of the Company’s common stock available to participating employees. During each of the six months ended June 30, 2021 and 2020, less than 0.1 million shares of common stock were issued under the 2013 ESPP.
13. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax expense recognized during the three and six months ended June 30, 2021 is due to income taxes on foreign earnings.
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

14. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three and six months ended June 30,
	2021	2020
Outstanding stock options	6,099	6,466
Restricted stock units	1,865	1,593
ESPP shares and other	746	323
	8,710	8,382
15. Subsequent events
In July 2021, the Company and National Resilience, Inc. ("Resilience") announced a strategic manufacturing collaboration aimed to accelerate the early research, development, and delivery of cell therapies. As part of the agreement, Resilience will acquire the Company's manufacturing facility located in Durham, North Carolina upon closing, and is expected to retain all staff currently employed at the site. Following closing, Resilience is expected to continue to support vector supply for both bluebird bio, Inc. and 2seventy bio, Inc. upon the closing of the spin-off transaction, which is expected by the end of 2021.
In late July 2021, the Company made the decision to focus its efforts on the U.S. market for beti-cel, eli-cel, and LentiGlobin for SCD and plans to execute an orderly wind down of its European operations. It has commenced its assessment of the financial impact of this decision and anticipates disclosing the impact within its Quarterly Report on Form 10-Q for the third quarter of 2021.

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
Overview
We are a biotechnology company committed to researching, developing, and commercializing, following marketing approval, potentially transformative gene therapies for severe genetic diseases and cancer. We have built an integrated product platform with broad therapeutic potential in a variety of indications based on our lentiviral gene addition platform, gene editing and cancer immunotherapy capabilities. We believe that gene therapy for severe genetic diseases has the potential to change the way patients living with these diseases are treated by addressing the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our gene therapy programs in severe genetic diseases include programs for transfusion-dependent β-thalassemia (TDT), sickle cell disease (SCD), and cerebral adrenoleukodystrophy (CALD). The Company’s programs in oncology are focused on developing novel engineered cell and gene therapies for cancer, including the anti-BCMA CAR T programs for multiple myeloma under the Company’s collaboration arrangement with Bristol-Myers Squibb (BMS).
Based on our discussions with the FDA, we believe that we may be able to seek approval for eli-cel for the treatment of patients with CALD on the basis of our clinical data from our ongoing Starbeam study, safety data from our ongoing ALD-104 study, and the completed ALD-103 observational study. However, in August 2021, we reported that a patient in our ALD-104 study has been diagnosed with myelodysplastic syndrome likely mediated by Lenti-D lentiviral vector insertion and the FDA has placed our clinical studies of eli-cel on clinical hold. We are investigating this safety event and two other instances of clonal predominance in patients treated with eli-cel. We plan to continue working closely with the FDA in their review. We believe that eli-cel continues to present a favorable benefit-risk profile for patients with CALD and, subject to reaching an agreement with the FDA on the resolution of the clinical hold, we believe we can submit the BLA for eli-cel for the treatment of patients with CALD in 2021.
Based on our discussions with the FDA, we believe that we may be able to seek approval for beti-cel for the treatment of patients with TDT on the basis of our clinical data from our HGB-207 and HGB-212 studies supported by data from the long-term follow up protocol, as well as the earlier HGB-205 and HGB-204 studies. We currently expect to complete our BLA submission for beti-cel in the third quarter of 2021 for the treatment of all patients with TDT across all ages and genotypes, including non-β0/β0 and β0/β0 genotypes. Based on our discussions with the FDA, we believe that we may be able to seek accelerated approval for LentiGlobin for SCD in the United States on the basis of clinical data from Group C of our ongoing HGB-206 clinical study, and with our ongoing HGB-210 clinical study providing confirmatory data for full approval. In light of safety events reported in our HGB-206 clinical study, the clinical studies of LentiGlobin for SCD were subject to a clinical hold from February 2021 to June 2021. We are working closely with study investigators and clinical trial sites to resume enrolling patients as soon as possible.
We received conditional marketing authorization from the European Commission for beti-cel in June 2019, and marketing authorization from the European Commission for eli-cel in July 2021. However, in August 2021 we announced that we intend to focus our severe genetic disease business on the U.S. market and further invest in research and development for our core programs in TDT, SCD, and CALD in that market. As part of our strategy to focus on the U.S. market, we plan to execute an orderly wind down of our European operations, which we anticipate will result in a reduction of selling, general and administrative costs and will have an impact on our excess inventory analysis, which is based on forecasted consumption levels driven by sales forecasts.
In collaboration with BMS, we are commercializing ide-cel and developing bb21217 as treatments for multiple myeloma, a hematologic malignancy that develops in the bone marrow and is fatal if untreated. We are co-developing and co-promoting ide-cel as ABECMA in the United States with BMS and we have exclusively licensed to BMS the development and commercialization rights for ide-cel outside of the United States. We have exclusively licensed the development and commercialization rights for the bb21217 product candidate to BMS, with an option for us to elect to co-develop and co-promote bb21217 within the United States. In May 2020, we and BMS entered into an amendment and restatement of the ide-cel co-promotion/co-development agreement, an amendment and restatement of the bb21217 license agreement, and a non-exclusive license agreement to certain patent rights controlled by us and related to lentiviral vector technology for BMS to develop and commercialize CD19-directed CAR T cell therapies. Under the amended agreements, BMS was relieved of its obligations to pay us for future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217 in exchange for an up-front, non-refundable, non-creditable payment of $200.0 million, which represents the aggregate of the probability-weighted, net present value of the future ex-U.S. milestones and royalties on ex-U.S. sales for each of ide-cel and bb21217. BMS also assumed the contract manufacturing agreements relating to ide-cel adherent lentiviral vector and over time, BMS is assuming responsibility for manufacturing ide-cel suspension lentiviral vector outside of the U.S., with bluebird responsible for manufacturing ide-cel suspension lentiviral vector in the U.S. In addition, the parties are released from future exclusivity related to BCMA-directed T cell therapies. In March 2021, BMS received marketing approval from the FDA for ide-cel, marketed as ABECMA, as a treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Sales of ABECMA by BMS began in the second quarter of 2021.
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
As of June 30, 2021, we had cash, cash equivalents and marketable securities of approximately $941.6 million. We have never been profitable and have incurred net losses in each year since inception. Our net loss was $241.7 million and $447.5 million for the three and six months ended June 30, 2021, respectively, and our accumulated deficit was $3.35 billion as of June 30, 2021. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect our expenses will increase substantially in connection with our ongoing and planned activities, as we:
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
•fund activities related to the potential commercial launches of our late-stage product candidates in the United States;

•fund our share of the costs of commercialization of ide-cel in collaboration with BMS; and
•incur costs related to the separation of our portfolio of programs and product in severe genetic disease and oncology into two separate, independent publicly traded companies.
In March 2021, we placed a portion our internal lentiviral vector manufacturing facility into service, while still completing qualification of the remaining portion. In July 2021, we entered into a definitive agreement for a strategic manufacturing collaboration, which includes the sale of this lentiviral vector manufacturing facility to National Resilience, Inc. The closing of this transaction will be subject to the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and other customary conditions. Currently all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we seek to obtain regulatory approval for our product candidates and begin commercialization following marketing approval, we expect to incur significant commercialization expenses as we prepare for and begin product sales, marketing, commercial manufacturing, and distribution. Accordingly, until we generate significant revenues from product sales, we will seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our products.
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
Business update
Beginning in late 2019, the outbreak of a novel strain of coronavirus (COVID-19) has evolved into a global pandemic. As a result, we continue to experience disruptions and increased risk in our operations and those of third parties upon whom we rely, which may materially and adversely affect our business. These include disruptions and risks related to the conduct of our clinical trials, manufacturing, and commercialization efforts, as policies at various clinical sites and federal, state, local and foreign laws, rules and regulations continue to evolve, including quarantines, travel restrictions, and direction of healthcare resources toward pandemic response efforts. The COVID-19 pandemic has impacted the timing of our ongoing clinical studies, with the result of slower patient enrollment and treatment in our clinical studies and delays in post-treatment follow up visits, the impact of which has varied by clinical study and by program. It has also affected our activities with and operations at our third party manufacturers. It is unknown how long these disruptions could continue. The COVID-19 pandemic has also impacted the timing of our regulatory interactions for marketing approval across our programs, as well as our discussions with payers for market access and reimbursement for our products in Europe, due to shifting priorities of the local authorities and healthcare systems. As a result of the demands upon healthcare regulatory authorities, review, inspection, and other activities related to review of regulatory submissions in drug development may be impacted, and may result in delays for an unknown period of time.
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
We expect our cash, cash equivalents and marketable securities of $941.6 million as of June 30, 2021 will be sufficient to fund planned operations for at least the next twelve months from the date of issuance of these financial statements, though we intend to pursue additional cash resources through public or private equity or debt financings or by establishing additional collaborations with other companies.
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
In arrangements where we do not deem our collaborator to be our customer, payments to and from our collaborator are presented in our condensed consolidated statements of operations based on the nature of the payments, as summarized in the table and further described below.

Nature of Payment	Statement of Operations Presentation
Our share of profits in connection with commercialization of products	Collaborative arrangement revenue
Our share of losses in connection with commercialization of products	Share of collaboration loss
Net reimbursement of our research and development expenses	Collaborative arrangement revenue
Net reimbursement of our research and development expenses	Research and development expense
Where our collaborator is the principal in the product sales, we recognize our share of any profits or losses, representing net product sales less cost of goods sold and share commercialization and other expenses, in the period in which such underlying sales occur and costs are incurred by our collaborator. We also recognize our share of costs arising from research and development activities performed by our collaborators in the period our collaborators incur such expenses.
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
We plan to continue to invest in research and development for the foreseeable future as we continue to advance the development of beti-cel, eli-cel, LentiGlobin for SCD, and oncology product candidates, conduct research and development activities in severe genetic diseases and oncology, fund our share of the costs of development of ide-cel in collaboration with BMS, and continue the research and development of product candidates using our gene editing technology platform. Our research and development expenses include expenses associated with the following activities:
•for the clinical studies of beti-cel, including our Northstar-2 Study (HGB-207), our Northstar-3 Study (HGB-212), and the associated long-term follow-up protocol;
•for the clinical studies of LentiGlobin for SCD, including our HGB-206 study, our HGB-210 study, and the associated long-term follow-up protocol;
•for the clinical studies of eli-cel, including our ALD-102 study, our ALD-104 study, and the associated long-term follow-up protocol;
•for the clinical studies of ide-cel that are sponsored by BMS as part of our collaboration arrangement;
•for the clinical study of bb21217; and
•for initiation of clinical studies of our other oncology product candidates in our pipeline.
The costs of conducting these studies include the costs related to the manufacture of clinical study materials.
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

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
beti-cel	$14,654	$16,406	$28,360	$36,994
LentiGlobin for SCD	16,030	14,467	29,192	30,760
eli-cel	16,792	15,219	30,103	23,032
ide-cel	16,203	21,079	45,572	52,241
bb21217	1,906	6,955	4,612	13,026
Preclinical programs	14,528	10,696	28,218	28,146
Total direct research and development expense	80,113	84,822	166,057	184,199
Employee-and contractor-related expenses	23,701	17,906	46,284	33,810
Stock-based compensation expense	15,768	23,098	35,636	39,367
Laboratory and related expenses(1)	3,216	1,787	6,605	5,582
License and other collaboration expenses(1)	1,163	9,705	2,205	10,927
Facility expenses	20,198	17,801	40,985	34,553
Other expenses	156	1,189	1,021	1,993
Total other research and development expenses	64,202	71,486	132,736	126,232
Total research and development expense	$144,315	$156,308	$298,793	$310,431
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
Share of collaboration loss
Share of collaboration loss represents our share of net loss arising from product sales less cost of goods sold and shared commercial costs and other expenses related to the commercialization of a product where the collaborator is the principal in the product sales.
Cost of royalty and other revenue
Cost of royalty and other revenue consists of expense associated with amounts owed to third party licensors as a result of revenue recognized under our out-license arrangements, reserves for excess inventory, and an immaterial amount of cost of goods sold related to product revenue.
Change in fair value of contingent consideration
In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen.  The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology.
As of June 30, 2021, there are $99.9 million in future contingent cash payments related to commercial milestones. We estimate future contingent cash payments have a fair value of $1.9 million as of June 30, 2021, which are classified within accrued expenses and other current liabilities and other non-current liabilities on our condensed consolidated balance sheets.

Interest income, net
Interest income, net consists primarily of interest income earned on investments.
Other (expense) income, net
Other (expense) income, net consists primarily of gains and losses on equity securities held by us, gains and losses on disposal of assets, and gains and losses on foreign currency.
Critical accounting policies and estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 23, 2021, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the Notes to Condensed Consolidated Financial Statements.

Results of Operations
Comparison of the three months ended June 30, 2021 and 2020:

	For the three months ended June 30,
	2021	2020	Change
	(in thousands)
Revenue:
Service revenue	$5,314	$78,357	$(73,043)
Collaborative arrangement revenue	1,670	109,674	(108,004)
Royalty and other revenue	488	10,859	(10,371)
Total revenues	7,472	198,890	(191,418)
Operating expenses:
Research and development	144,315	156,308	(11,993)
Selling, general and administrative	78,576	68,628	9,948
Share of collaboration loss	10,071	—	10,071
Cost of royalty and other revenue	15,301	1,554	13,747
Change in fair value of contingent consideration	47	(1,655)	1,702
Total operating expenses	248,310	224,835	23,475
Loss from operations	(240,838)	(25,945)	(214,893)
Interest income, net	439	2,939	(2,500)
Other (expense) income, net	(1,087)	1,551	(2,638)
Loss before income taxes	(241,486)	(21,455)	(220,031)
Income tax expense	(216)	(10)	(206)
Net loss	$(241,702)	$(21,465)	$(220,237)

`
Revenues. Total revenue was $7.5 million for the three months ended June 30, 2021, compared to $198.9 million for the three months ended June 30, 2020. The decrease of $191.4 million was primarily attributable to a cumulative catch-up adjustment to revenue recorded in connection with the May 2020 BMS contract modification in the second quarter of 2020.
Research and development expenses. Research and development expenses were $144.3 million for the three months ended June 30, 2021, compared to $156.3 million for the three months ended June 30, 2020. The overall decrease of $12.0 million was primarily attributable to the following:
•$14.3 million of decreased manufacturing expenditures, primarily driven by the capitalization of commercial inventory in the second quarter of 2021 and partially offset by increased manufacturing capacity and maintenance fees incurred under an agreement with one of our contract manufacturing organizations;
•$9.0 million of decreased license and milestone fees due to sublicense payments made to a third party licensor in the second quarter of 2020. In the current period, the milestone payment associated with the commercial launch of ide-cel was capitalized as intangible assets; and
•$3.5 million of decreased clinical trial costs, primarily driven by the clinical hold from February 2021 to June 2021 on our studies of LentiGlobin for SCD.
These decreased costs were partially offset by:
•$10.0 million increase in collaboration research funding costs, which represents our share of research and development costs under our collaboration with BMS. In the second quarter of 2020, the May 2020 contract modification resulted in recognition of collaborative arrangement revenue rather than collaboration expense; and
•an overall increase in operating expenses incurred in the normal course of business, such as compensation and benefits, which we expect to be variable depending on the timing of recognition based on ongoing business operations.

Selling, general and administrative expenses. Selling, general and administrative expenses were $78.6 million for the three months ended June 30, 2021, compared to $68.6 million for the three months ended June 30, 2020. The overall increase of $9.9 million was primarily attributable to the following:
•$6.5 million of increased consulting and professional fees associated with the on-going project to separate our severe genetic disease and oncology programs into two separate, independent publicly traded companies; and
•an overall increase in operating expenses incurred in the normal course of business, such as compensation and benefits, which we expect to be variable depending on the timing of recognition based on ongoing business operations.
Share of collaboration loss. Share of collaboration loss represents our share of net loss arising from the commercialization of ide-cel, under the BMS collaboration. BMS is the principal seller in the sales of ide-cel. BMS received marketing approval in the United States for ide-cel in March 2021 and recognized gross product revenue from sales of ide-cel of $24.3 million in the second quarter of 2021. Net loss from commercialization represents our share of gross product revenue from product sales less cost of goods sold and selling costs offset by the reimbursement of a portion of commercial related costs incurred by us during the quarter.
Cost of royalty and other revenue. Cost of royalty and other revenue was $15.3 million for the three months ended June 30, 2021, compared to $1.6 million for the three months ended June 30, 2020. The increase is primarily attributable to reserves for excess inventory recognized during the second quarter of 2021 based on forecasted consumption levels as of June 30, 2021.
Change in fair value of contingent consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Interest income, net. The decrease in interest income, net was primarily related to decreased interest income earned on investments due to an overall decrease in investments.
Other (expense) income, net. The decrease in other income, net was primarily related to changes in fair value of equity securities.

Comparison of the six months ended June 30, 2021 and 2020:

	For the six months ended June 30,
	2021	2020	Change
	(in thousands)
Revenue:
Service revenue	$11,232	$95,190	$(83,958)
Collaborative arrangement revenue	3,190	111,976	(108,786)
Royalty and other revenue	5,845	13,587	(7,742)
Total revenues	20,267	220,753	(200,486)
Operating expenses:
Research and development	298,793	310,431	(11,638)
Selling, general and administrative	165,451	141,876	23,575
Share of collaboration loss	10,071	—	10,071
Cost of royalty and other revenue	17,582	2,579	15,003
Change in fair value of contingent consideration	416	(4,763)	5,179
Total operating expenses	492,313	450,123	42,190
Loss from operations	(472,046)	(229,370)	(242,676)
Interest income, net	1,149	8,294	(7,145)
Other income (expense), net	23,669	(2,896)	26,565
Loss before income taxes	(447,228)	(223,972)	(223,256)
Income tax expense	(282)	(104)	(178)
Net loss	$(447,510)	$(224,076)	$(223,434)

Revenues. Total revenue was $20.3 million for the six months ended June 30, 2021, compared to $220.8 million for the six months ended June 30, 2020. The decrease of $200.5 million was primarily attributable to a cumulative catch-up adjustment to revenue recorded in connection with the May 2020 BMS contract modification in the second quarter of 2020.
Research and development expenses. Research and development expenses were $298.8 million for the six months ended June 30, 2021, compared to $310.4 million for the six months ended June 30, 2020. The overall decrease of $11.6 million was primarily attributable to the following:
•$34.5 million of decreased manufacturing-related expenditures, primarily driven by the capitalization of commercial inventory in the first half of 2021 and partially offset by increased manufacturing capacity and maintenance fees incurred under an agreement with one of our contract manufacturing organizations;
•$9.0 million of decreased license and milestone fees due to sublicense payments made to a third party licensor in the second quarter of 2020. In current period, the milestone payments associated with the commercial launch of ide-cel were capitalized as intangible assets; and
•$4.4 million of decreased clinical trial costs, primarily driven by the clinical hold from February 2021 to June 2021 in our studies of LentiGlobin for SCD.
These decreased costs were partially offset by:
•$25.3 million of increased collaboration research funding costs, which represents our share of research and development costs under our collaboration with BMS. The increase is also attributable to our recognition of collaborative arrangement revenue rather than collaboration expense in the second quarter of 2020 as a result of the May 2020 contract modification with BMS; and
•$9.6 million of increased employee compensation, benefit, and other headcount related expenses, primarily driven by our employee retention program which commenced during the first quarter of 2021.
Selling, general and administrative expenses. Selling, general and administrative expenses were $165.5 million for the six months ended June 30, 2021, compared to $141.9 million for the six months ended June 30, 2020. The overall increase of $23.6 million was primarily attributable to the following:

•$13.7 million of increased consulting and professional fees associated with the on-going project to separate our severe genetic disease and oncology programs into two separate, independent publicly traded companies; and
•$13.0 million of increased employee compensation, benefit, and other headcount related expenses, primarily driven by our employee retention program which commenced during the first quarter of 2021.
These increased costs were partially offset by $1.9 million of decreased commercial readiness costs, driven by the temporary suspension of the marketing of beti-cel in light of safety events reported in February 2021 in the HGB-206 study of LentiGlobin for SCD.
Share of collaboration loss. Share of collaboration loss represents our share of net loss arising from the commercialization of ide-cel, under the BMS collaboration. BMS is the principal seller in the sales of ide-cel. BMS received marketing approval for ide-cel in March 2021 and recognized gross product revenue from sales of ide-cel of $24.3 million in the second quarter of 2021. Net loss from commercialization represents our share of gross product revenue from product sales less cost of goods sold and selling costs offset by the reimbursement of a portion of commercial related costs incurred by us during the quarter.
Cost of royalty and other revenue. Cost of royalty and other revenue was $17.6 million for the six months ended June 30, 2021, compared to $2.6 million for the six months ended June 30, 2021. The increase is primarily attributable to reserves for excess inventory recognized during the second quarter of 2021 based on forecasted consumption levels as of June 30, 2021.
Change in fair value of contingent consideration. The change in fair value of contingent consideration was primarily due to the change in significant unobservable inputs used in the fair value measurement of contingent consideration, including the probabilities of successful achievement of clinical and commercial milestones and discount rates.
Interest income, net. The decrease in interest income, net was primarily related to decreased interest income earned on investments due to an overall decrease in investments.
Other income (expense), net. The increase in other income (expense), net was primarily related to the gain recognized on equity securities.
Liquidity and Capital Resources
As of June 30, 2021, we had cash, cash equivalents and marketable securities of approximately $941.6 million. We expect our cash, cash equivalents, and marketable securities will be sufficient to fund planned operations for at least the next twelve months from the date of issuance of these financial statements, though we may pursue additional cash resources through public or private equity or debt financings or by establishing additional collaborations with other companies. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2021, our funds are primarily held in U.S. Treasury securities, U.S. government agency securities, equity securities, corporate bonds, commercial paper, and money market accounts.
We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of June 30, 2021 we had an accumulated deficit of $3.35 billion. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources. The likelihood of our long-term success must be considered in light of the expenses, difficulties, and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate. We may never achieve significant revenue or profitable operations.

Sources of Liquidity
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods below:

	For the six months ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(348,975)	$(166,378)
Net cash provided by investing activities	381,720	493,854
Net cash provided by financing activities	4,192	544,085
Net increase in cash, cash equivalents and restricted cash	$36,937	$871,561
Cash Flows from Operating Activities. The $182.6 million increase in cash used in operating activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to the increase in net loss during this period of $223.4 million, which was driven by a cumulative catch-up adjustment to revenue recorded in connection with the May 2020 BMS contract modification in the second quarter of 2020. Cash used in operating activities was also driven by changes in operating assets and liabilities.
Cash Flows from Investing Activities. The $112.1 million decrease in cash provided by investing activities for the six months ended June 30, 2021 was primarily due to an increase in cash used to purchase marketable securities of $94.7 million and a decrease in proceeds from maturities of marketable securities of $23.1 million compared to the six months ended June 30, 2020.
Cash Flows from Financing Activities. The $539.9 million decrease in cash provided by financing activities was primarily driven by a decrease of $541.5 million in proceeds from public offering of common stock, net of issuance costs, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Contractual Obligations and Commitments
Except as discussed in Note 8, Leases, and Note 9, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements, there have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 23, 2021.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of June 30, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities of $941.6 million and $1.27 billion, respectively, primarily invested in U.S. government agency securities and Treasuries, equity securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at June 30, 2021, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $2.6 million.
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
As of June 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2021 there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2021, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
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
*Our business may be materially and adversely affected by the ongoing COVID-19 pandemic. The COVID-19 pandemic has had, and may continue to have, an impact on various aspects of our business and that of third parties on which we rely. The extent to which the COVID-19 pandemic impacts our business will depend in part on future developments, which are uncertain and unpredictable in nature.
In December 2019, a novel strain of coronavirus (COVID-19) was reported and in March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and the imposition of additional requirements on businesses, have adversely affected workforces, organizations, healthcare communities, economies, and financial markets globally, leading to an economic downturn and increased market volatility. It has also disrupted the normal operations of businesses across industries, including ours. As a result of the COVID-19 pandemic, we are experiencing disruptions in our operations and business, and those of third parties upon whom we rely. For instance, we have experienced disruptions in the conduct of our clinical trials, manufacturing and commercialization efforts, including the commercial launch of beti-cel in Europe and the treatment of patients in the commercial context. We cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic and related effects may have on our business, financial condition, results of operations and cash flows. We expect to continue experiencing these disruptions in our operations and those of our third parties for an unknown period of time, as the trajectory of the COVID-19 pandemic remains uncertain and continues to evolve in the United States and globally. These impacts, which may materially and adversely affect our business, include the following:
•We are conducting a number of clinical studies across our programs in geographies which are affected by the COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our clinical studies. Policies at various clinical sites and federal, state, local and foreign laws, rules and regulations are continuing to evolve, including through the implementation of quarantines and travel restrictions, and direction of healthcare resources toward pandemic response efforts. For instance, the availability of intensive care unit beds and related healthcare resources available to support activities unrelated to COVID-19 response have fluctuated with the incidence of severe cases of COVID-19 in the surrounding communities, and we anticipate that the availability of healthcare resources will continue to fluctuate and may become significantly constrained, with variability across geographies. The COVID-19 pandemic has disrupted the conduct of our ongoing clinical studies, with the result of slower patient enrollment and treatment as well as delays in post-treatment patient follow-up visits. These impacts have varied by clinical study, with the most significant impacts being on our ongoing HGB-210 study for LentiGlobin for SCD. It is possible that these delays may impact the timing of our regulatory submissions. It is unknown how long these disruptions could continue.
•We currently rely on third parties to manufacture, perform quality testing, and ship our lentiviral vectors and drug products for our clinical studies and support commercialization efforts. The third parties in our supply chain have been, may continue to be, and in the future may be, subject to restrictions in operations arising from the COVID-19 pandemic, and in addition, a number of these third parties have experienced operational disruptions, which have affected activities necessary for our research, development, and commercialization efforts. These restrictions and disruptions in operations have also given rise to staffing shortages from time to time, which may result in production slowdowns and/or disruptions in delivery systems, potentially interrupting our supply chain and limiting our ability to manufacture our lentiviral vectors and drug products for our clinical studies and for commercial use. At this time, it is unknown how long these disruptions may continue, or the full extent of their impacts.
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
•The trading prices for our shares of common stock and other biopharmaceutical companies have been highly volatile as a result of the economic volatility and uncertainty caused by the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of shares of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of, or failure to manage or contain, the COVID-19 pandemic will materially and adversely affect our business, the value of our common stock, and our ability to operate under our operating plan and execute our strategy. Our business and operating plan have already been impacted by the COVID-19 pandemic, the associated governmental restrictions, and the resulting economic conditions, leading us to reduce and defer costs, adjust our priorities, timelines and expectations, and review and revise our operating plans in 2020 and again in 2021 with the intention that it would enable us to advance our corporate strategy and pipeline during this extended period of uncertainty.
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
•uncertainty as to when we will be able to resume normal clinical study enrollment and patient treatment or follow up activities, particularly at clinical study sites located in highly impacted geographies as a result of disruptions at these sites;
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
The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments which are difficult to predict, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and other actions taken to contain or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, our commercial-readiness activities in the United States, healthcare systems or the global economy. If the ultimate impact of the COVID-19 pandemic and the resulting uncertain economic and healthcare environment is more severe than we anticipated, we may not be able to execute on our current operating plan or on our strategy. If the duration of the COVID-19 pandemic and the associated period of business and social restrictions and economic uncertainty is longer than we anticipated, our cash, cash equivalents, and marketable securities may not be sufficient to fund the activities under our operating plan for the time period that we anticipated, and we may be required to revise our operating plan further. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Risks related to commercialization
*We have limited experience as a commercial company and the marketing and sale of beti-cel, eli-cel, LentiGlobin for SCD, and any oncology product candidates following marketing approval, if and when obtained, may be unsuccessful or less successful than anticipated.
We have limited experience as a commercial company. To-date, our experience as a commercial company has been limited to commercializing beti-cel in the European Union. In August 2021, we announced that we are focusing our efforts in the near-term on the U.S. market and plan to execute an orderly wind down of our European operations. Consequently, there is limited information about our ability to overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. To execute our business plan, we will need to successfully:
•gain regulatory acceptance for the development and commercialization of beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates;
•obtain adequate pricing and reimbursement for beti-cel, eli-cel, LentiGlobin for SCD, as well as for our oncology product candidates;
•establish and maintain, in the geographies where we hope to treat patients, relationships with qualified treatment centers who will be treating the patients who receive beti-cel, eli-cel, LentiGlobin for SCD, or our oncology product candidates;
•manage our spending as costs and expenses increase due to clinical trials, marketing approvals, and commercialization, including for any extension of marketing approval of beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates; and
•develop and maintain successful strategic alliances.
If we are not successful in accomplishing these objectives, we may not be able to develop and commercialize beti-cel, eli-cel, LentiGlobin for SCD, or our oncology product candidates, raise capital, expand our business, or continue our operations.
*The commercial success of beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates following marketing approval, if and when obtained, will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community.
The commercial success of beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates following marketing approval, if and when obtained, will depend in part on the medical community, patients, and third-party or governmental payers accepting gene therapy products in general, and beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates in particular, as medically useful, cost-effective, and safe. Beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates products that we may bring to the market may not gain market acceptance by physicians, patients, payers and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates following marketing approval, if and when obtained, will depend on a number of factors, including:
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
•publicity concerning our product, any future products, or competing products and treatments; and
•sufficient insurance coverage or reimbursement.
Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and payers on the benefits of our products and any future products may require significant resources and may never be successful. For instance, following marketing approval of beti-cel in the European Union, we did not reach agreement with payers on an acceptable price for reimbursement in our priority markets in Europe. We can make no assurances as to when we, or any future licensee or commercialization partner, will resume marketing of beti-cel or begin marketing eli-cel in Europe, if ever. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors. Any of these factors may cause beti-cel, eli-cel, LentiGlobin for SCD, or our oncology product candidates, to be unsuccessful or less successful than anticipated.
*If the market opportunities for our product or any future products are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.
We focus our research and product development on treatments for severe genetic diseases and cancer. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product or any future products, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. Additionally, the potentially addressable patient population for our product and any future products may be limited or may not be amenable to treatment with our products. For instance, in our HGB-206 clinical study of LentiGlobin for SCD, we have received notice of safety events of acute myeloid leukemia or myelodysplastic syndrome, and additional such events may be reported in the future. If these safety events are shown to be related to the use of our lentiviral vector in the manufacture of the gene therapy or the use of myeloablative regimens prior to treatment, or if we are not able to rule out our drug product as a potential cause, the market opportunity for our gene therapies may be negatively impacted even if our gene therapies ultimately receive marketing approval.
Even if we obtain significant market share for a product within an approved indication, because the potential target populations for our product and for the product candidates in our pipeline are small, we may never achieve profitability without obtaining marketing approval for additional indications. For instance, in the field of cancer, the FDA often approves new therapies initially only for use in patients with relapsed or refractory advanced disease. We expect to initially seek approval of our T cell-based product candidates in cancer in this context. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials. For example, BMS has received approval from the FDA for ide-cel as a treatment for relapsed and refractory multiple myeloma following four or more prior lines of therapy. BMS is conducting additional studies with the intention to generate data to support marketing approvals for earlier lines of therapy in multiple myeloma, but there is no assurance that such studies will be successful or be sufficient.
Any of these factors may negatively affect our ability to generate revenues from sales of our product and any future products and our ability to achieve and maintain profitability and, as a consequence, our business may suffer.
*We rely on a complex supply chain for beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates. The manufacture and delivery of our lentiviral vector and drug products present significant challenges for us, and we may not be able to produce our vector and drug products at the quality, quantities, locations or timing needed to support commercialization and our clinical programs. In addition, we may encounter challenges with engaging or coordinating with qualified treatment centers needed to support commercialization.
In order to commercialize beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates following marketing approval, if and when obtained, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties to manufacture the lentiviral vectors and the drug product for any clinical trials that we conduct. We have not secured all of the commercial-scale manufacturing capacity that we anticipate requiring for the commercialization of our product candidates, if they should receive marketing approval. If we fail to secure adequate capacity to manufacture our drug products or lentiviral vectors used in the manufacture of our drug products, we may be unable to execute on our development and commercialization plans on the timing that we expect, or at all.

The manufacture of lentiviral vectors and drug products is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, managing the transition from clinical manufacturing to manufacturing in the commercial setting, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot make any assurances that these problems will not occur in the future, or that we will be able to resolve or address in a timely manner or with available funds problems that occur. Because of this complexity, transitioning production of either lentiviral vectors or drug products to backup or second source manufacturing, or to internal manufacturing capacity, requires a lengthy technology transfer process and may require additional significant financial expenditures. Furthermore, our cost of goods development is at an early stage. The actual cost to manufacture our lentiviral vectors and drug products could be greater than we expect and could materially and adversely affect the commercial viability of beti-cel, eli-cel, LentiGlobin for SCD, or our oncology product candidates. If we or such third-party manufacturers are unable to produce the necessary quantities of lentiviral vectors and our drug products, or in compliance with GMP or other pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and commercialization of our product and any future products may be materially harmed. Furthermore, if we or our third-party manufacturers are unable to produce our lentiviral vectors or our drug products in quantities, in accordance with regulatory requirements, including quality requirements, or within the time frames that we need to support our development and commercialization activities, it may result in delays in our plans or increased capital expenditures.
In addition, any significant disruption in our supplier relationships could harm our business. We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain key materials that are used to manufacture beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates. Such suppliers may not sell these key materials to us or to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these key materials by our manufacturers. Moreover, we currently do not have agreements for the commercial supply for all of these key materials.
Additionally, since the HSCs and T cells used as starting material for drug products have a limited window of stability following procurement from a patient, we must establish transduction facilities in the regions where we wish to commercialize beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates following marketing approval, if and when obtained. Establishment of such facilities may be financially impractical or impeded by technical, quality, or regulatory issues related to these new sites and we may also run into technical or scientific issues related to transfer of our transduction process or other developmental issues that we may be unable to resolve in a timely manner or with available funds.
Our commercial strategy is to engage apheresis and transplant centers as qualified treatment centers for the collection of patient HSCs and infusion of the drug product once manufactured. To ensure that the qualified treatment centers are prepared to collect patient HSCs and to ship them to our transduction facilities in accordance with our specifications and regulatory requirements, we train and conduct quality assessments of each center as part of engagement. These qualified treatment centers are the first and last points on our complex supply chain to reach patients in the commercial setting. We may not be able to engage qualified treatment centers in all of the regions in our commercial launch strategy, or we may encounter other challenges or delays in engaging qualified treatment centers. We may fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the drug product back to the patient. Logistical and shipment delays and problems caused by us, our third-party vendors, and other factors not in our control, such as weather, could prevent or delay the delivery of product to patients. If our qualified treatment centers fail to perform satisfactorily, we may suffer reputational, operational, and business harm. We are required to maintain a complex chain of identity and chain of custody with respect to patient material as it moves through the manufacturing process, from the qualified treatment center to the transduction facility, and back to the patient. Failure to maintain chain of identity and chain of custody could result in adverse patient outcomes, loss of product or regulatory action.
*We have limited sales and distribution experience and limited capabilities for marketing and market access. We expect to invest significant financial and management resources to establish these capabilities and infrastructure to support commercial operations. If we are unable to establish these commercial capabilities and infrastructure or to enter into agreements with third parties to market and sell our product or any future products, we may be unable to generate sufficient revenue to sustain our business.
We have limited prior sales or distribution experience and limited capabilities for marketing and market access, and we have yet to generate meaningful product sales following the commercial launch of beti-cel in Europe following marketing approval. To successfully commercialize beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates following marketing approval, if and when obtained, we will need to further develop these capabilities. We may need to expand our infrastructure to support commercial operations in the United States, either on our own or with others. Commercializing an autologous gene therapy is resource-intensive and has required, and will continue to require, substantial investment in commercial capabilities. We are competing with companies that currently have extensive and well-funded marketing and sales operations. Without significant commercial experience as a company or the support of a third-party to perform these functions, including marketing and sales functions, we may be unable to compete successfully against these more established companies. Furthermore, a significant proportion of the patient populations for beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates lies outside of the United States. We may not be able to establish our global capabilities and infrastructure in a timely manner or at all. The cost of establishing such capabilities and infrastructure may not be justifiable in light of the potential revenues generated by any particular product and/or in any specific geographic region. We currently expect to rely heavily on third parties to launch and market beti-cel, eli-cel, LentiGlobin for SCD, and our oncology product candidates in certain geographies, if approved. We may enter into collaborations with third parties to utilize their mature marketing and distribution capabilities, but we may be unable to enter into agreements on favorable terms, if at all. If our future collaborative partners do not commit sufficient resources to commercialize beti-cel, eli-cel, LentiGlobin for SCD, or our oncology product candidates following marketing approval, if and when obtained, if any, and we are unable to develop the necessary commercial and manufacturing capabilities on our own, we may be unable to generate sufficient product revenue to sustain our business.
*The insurance coverage and reimbursement status of newly-approved products is uncertain. Due to the novel nature of our technology and the potential for our product to offer lifetime therapeutic benefit in a single administration, we face additional challenges in obtaining adequate pricing and reimbursement for our product. Failure to obtain or maintain adequate coverage and reimbursement for any new or current product could limit our ability to market those products and decrease our ability to generate revenue.
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
Moreover, increasing efforts by governmental and third-party payers, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for beti-cel, eli-cel, LentiGlobin for SCD, or our oncology product candidates following marketing approval, if and when obtained. We expect to experience pricing pressures in connection with the sale of our product and any future products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. Net prices for drugs may be reduced by mandatory discounts or rebates required by government or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
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
Although we have proposed novel payment models, including outcomes-based arrangements with payments over time, to assist with realizing the value and sharing the risk of a potential one-time treatment, we did not reach agreement with payers on an acceptable price for reimbursement in our priority markets in Europe. In addition, to the extent reimbursement for our product is subject to outcomes-based arrangements, the total payments received from product sales may vary, our cash collection of future payments and revenue assumptions from product sales will be at risk, and the timing of revenue recognition may not correspond to the timing of cash collection. We plan on commercializing our product candidates in the United States once approved, and will be subject to price reporting obligations set forth by CMS. To the extent reimbursement for our product or any future products by U.S. governmental payers is subject to outcomes-based arrangements, the increased complexity increases the risk that CMS may disagree with the assumptions and judgments that we use in our price reporting calculations, which may result in significant fines and liability.
Collectively, these factors could affect our ability to successfully commercialize our product and any future products and generate or recognize revenues, which would adversely impact our business, financial condition, results of operations and prospects.
Risks related to the research and development of our product candidates
*We cannot predict when or if we will obtain marketing approval to commercialize beti-cel, eli-cel, LentiGlobin for SCD, or our oncology product candidates in the United States, and the marketing approval of our product and any future products may ultimately be for more narrow indications than we expect. If our product candidates are not approved in a timely manner or at all for any reason, our business prospects, results of operations, and financial condition would be adversely affected.
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
•delays patient enrollment, or in having patients complete participation in a study or return for post-treatment follow-up;
•occurrence of serious adverse events associated with the product candidate that are viewed to outweigh its potential benefits; or

•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.
We have experienced delays in some of our clinical studies in the past, and we may experience similar delays in the future.
Results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There is limited data concerning long-term safety and efficacy following treatment with our gene therapy and T cell-based product candidates. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or marketing approval of our product candidates. For instance, while patients with SCD who have been treated with LentiGlobin may experience a reduction of vaso-occlusive events following successful engraftment, there can be no assurance that they will not experience vaso-occlusive events in the future. Similarly, patients with cancer who receive treatment with one of our oncology product candidates may experience disease progression. We have experienced unexpected results in the past, and we may experience unexpected results in the future.
Even if our product candidates demonstrate safety and efficacy in clinical studies, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. We may experience delays or rejections based upon additional government regulation from future legislation or administrative action, changes in regulatory agency policy, or additional regulatory feedback or guidance during the period of product development, clinical studies and the review process. The field of cell and gene therapy is evolving, and as more products are reviewed by regulatory authorities, they may impose additional requirements that were not previously anticipated. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our treatment candidates. For example, the development of our product candidates for pediatric use is an important part of our current business strategy, and if we are unable to obtain marketing approval for the desired age ranges, our business may suffer. Furthermore, approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.
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
Based on our discussions with the FDA, we believe that we may be able to seek approval for eli-cel for the treatment of patients with CALD in the United States on the basis of safety and efficacy data from our ongoing Starbeam study, safety data from our ongoing ALD-104 study, and the completed ALD-103 observational study. Whether eli-cel is eligible for approval will ultimately be determined at the discretion of the FDA, and will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support approval. Depending on the outcome of our ongoing studies, and pending the resolution of the clinical hold on our eli-cel clinical studies, the FDA may require that we conduct additional or larger clinical trials before eli-cel is eligible for approval.
Based on our discussions with the FDA, we believe that we may be able to seek accelerated approval for our LentiGlobin for SCD product candidate in the United States on the basis of clinical data from Group C of our ongoing HGB-206 clinical study, with our ongoing HGB-210 clinical study providing confirmatory data for full approval. We cannot be certain that data from our HGB-206 or HGB-210 clinical studies will be sufficiently robust from a safety and/or efficacy perspective to support either accelerated approval or full approval. Our development plan in the United States is contingent upon LentiGlobin for SCD demonstrating complete resolution of severe vaso-occlusive events, with globin response as a key secondary endpoint, and an acceptable safety profile in the study participants. Depending on the outcome of our ongoing and planned studies, the FDA may require that we conduct additional or larger clinical trials before our LentiGlobin product candidate is eligible for approval for the treatment of patients with SCD. In our discussions with FDA regarding the transition of manufacturing to the commercial setting from the clinical context, we are finalizing our plans for validating our commercial manufacturing processes and for providing the FDA with the comparability data that it requires. The FDA may not agree with these plans, or may require additional validation or comparability data as a condition for completing the BLA submission and filing. In addition, in light of reported safety events in our HGB-206 clinical study, the conduct of our clinical studies of LentiGlobin for SCD was interrupted in 2021 as we worked with the FDA to lift the clinical hold on our studies. Taken together, these factors are likely to result in delays in our ability to submit a BLA for regulatory approval of LentiGlobin for SCD.
If our product candidates are ultimately not approved for any reason, our business, prospects, results of operations and financial condition would be adversely affected.
*Changes in our manufacturing processes may cause delays in our clinical development and commercialization plans.
The manufacturing processes for our lentiviral vectors and our drug products are complex. We explore improvements to our manufacturing processes on a continual basis, as we evaluate clinical and manufacturing data and based on discussions with regulatory authorities. In some circumstances, changes in the manufacturing process may require us to perform additional comparability studies, collect additional data from patients, submit additional regulatory filings, or comply with additional requirements, which may lead to delays in our clinical development and commercialization plans. For instance, following the conditional approval of beti-cel by the European Commission, we continued to refine our commercial drug product manufacturing process to narrow some of the manufacturing process parameters and to tighten the range of commercial drug product release specifications, based on an ongoing discussion with the EMA and evolving clinical data. Implementing these changes to the beti-cel commercial manufacturing process had the effect of delaying our ability to treat the first patient in the commercial context in Europe. In LentiGlobin for SCD, we plan to seek regulatory approval for drug product utilizing lentiviral vector manufactured using the scalable suspension manufacturing process, rather than the adherent manufacturing process. The FDA may not agree with our proposed plans for demonstrating the comparability of the two processes, and may require us to conduct additional studies, collect additional data, develop additional assays, or modify release specifications, which may delay our ability to submit a BLA for regulatory approval of LentiGlobin for SCD. Over time, we also intend to transition the lentiviral vector manufacturing process for beti-cel in the United States to the suspension manufacturing process, and the timing in which we are able to make the transition will be dependent upon reaching agreement with the FDA, which may require us to conduct additional studies, collect additional data, develop additional assays, or modify release specifications.
We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced, safer or effective than ours, which may adversely affect our financial condition and our ability to successfully develop and commercialize beti-cel, eli-cel, LentiGlobin for SCD, and oncology product candidates. If our competitors obtain orphan drug exclusivity for products that regulatory authorities determine constitute the same drug and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
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
In addition, although beti-cel, eli-cel, and LentiGlobin for SCD have been granted orphan drug status by the FDA and EMA, there are limitations to the exclusivity. In the United States, the exclusivity period for orphan drugs is seven years, while pediatric exclusivity adds six months to any existing patents or exclusivity periods. In Europe, orphan drugs may be able to obtain 10 years of marketing exclusivity and up to an additional two years on the basis of qualifying pediatric studies. However, orphan exclusivity may be reduced to six years if the drug no longer satisfies the original designation criteria. Additionally, a marketing authorization holder may lose its orphan exclusivity if it consents to a second orphan drug application or cannot supply enough drug. Orphan drug exclusivity also can be lost when a second applicant demonstrates its drug is “clinically superior” to the original orphan drug. Generally, if a product with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the European Commission from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our product for the exclusivity period for the applicable indication.
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

*Insertional oncogenesis is a risk of gene therapies using viral vectors that can integrate into the genome, and a patient with CALD treated with eli-cel in one of our clinical studies has been diagnosed with myelodysplastic syndrome likely mediated by Lenti-D lentiviral vector insertion. These events may require us to halt or delay further clinical development of our product candidates, such as eli-cel, or to suspend or cease commercialization following marketing approval, and the commercial potential of our product candidates may be materially and negatively impacted.

A potentially significant risk in any gene therapy product using viral vectors that can integrate into the genome is that the vector will insert in or near cancer-causing genes, leading to the proliferation of certain cellular clones that can cause cancer in the patient, known as insertional oncogenesis. Clonal predominance and vector insertion into or near genes associated with cancer in the general population has been detected in some patients treated with eli-cel. In August 2021, we reported that one of these patients has been diagnosed with myelodysplastic syndrome (MDS) likely mediated by Lenti-D lentiviral vector insertion, and dysplastic cells have been observed in another patient. As a result, the FDA has placed our clinical studies of eli-cel on clinical hold, and we have no assurance as to what the FDA may require for lifting the clinical hold, the timing of when the clinical hold may be lifted, and whether the timeline for our BLA submission for eli-cel may be delayed. It is possible that the FDA may also place a clinical hold on our clinical studies for beti-cel and LentiGlobin for SCD, or may require additional information, testing, or monitoring that results in delays to the timeline of our BLA submissions for these programs. In addition, we cannot make assurances that additional patients treated with eli-cel, beti-cel or LentiGlobin for SCD in the clinical or commercial setting will not exhibit clonal predominance in the future, that additional patients will not be diagnosed with MDS, or that the patient diagnosed with MDS or any other patient will not develop leukemia or lymphoma. It is possible that upon occurrence of any of these events, FDA may place one or more of our programs on hold, impose requirements that result in the delay of the BLA submissions for one or more of our programs, or may cause us to cease commercialization following the receipt of any marketing approval. If any of these were to occur, the commercial potential of our programs may be materially and negatively impacted.

.
There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. The FDA has stated that lentiviral vectors possess characteristics that may pose high risks of delayed adverse events. If any such adverse events occur, further advancement of our clinical studies could be halted or delayed, and we may be unable to continue to commercialize our approved product. Furthermore, treatment with our gene therapy product and product candidates involve chemotherapy or myeloablative treatments which can cause side effects or adverse events that may impact the perception of the potential benefits of our product and any future products. For instance, myelodysplastic syndrome leading to acute myeloid leukemia is a known risk of certain myeloablative regimens. Additionally, beti-cel, eli-cel, LentiGlobin for SCD, or our oncology product candidates, the procedures associated with their administration, or with the collection of patients' cells, could potentially cause other adverse events that have not yet been predicted. The inclusion of patients with significant underlying medical problems in our clinical studies may result in deaths, or other adverse medical events, due to other therapies or medications that such patients may be using, or the progression of their disease.
For instance, it is possible that the events of myelodysplastic syndrome and acute myeloid leukemia previously reported in our HGB-206 clinical study were caused by the LentiGlobin for SCD drug product, in combination with underlying sickle cell disease, transplant procedure, and stress on the bone marrow following drug product infusion. Even if a product such as LentiGlobin for SCD, eli-cel or beti-cel is ultimately approved, such safety events may result in the product being removed from the market or its market opportunity being significantly reduced. Other patients receiving our product or product candidates may develop leukemia, lymphoma, or myelodysplastic syndrome in the future, which may negatively impact the commercial prospects of our product or product candidates. Any of these events could impair our ability to develop or commercialize our product candidates, and their commercial potential may be materially and negatively impacted.
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
Risks related to our reliance on third parties
We are dependent on BMS for the successful commercialization and further development of ide-cel. If BMS does not devote sufficient resources to the commercialization or further development of ide-cel, is unsuccessful in its efforts, or chooses to terminate its agreements with us, our business will be materially harmed.
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
In our partnership with BMS, BMS is obligated to use commercially reasonable efforts to develop and commercialize ide-cel and bb21217 in the United States. BMS may determine however, that it is commercially reasonable to de-prioritize or discontinue the development of ide-cel and bb21217. These decisions may occur for many reasons, including internal business reasons (including due to the existence of other BMS programs that are potentially competitive with ide-cel and bb21217), results from clinical trials or because of unfavorable regulatory feedback. Further, on review of the safety and efficacy data, the FDA may impose requirements on one or both of the programs that render them commercially nonviable. In addition, under our agreements with BMS, BMS has certain decision-making rights in determining the development and commercialization plans and activities for the programs. We may disagree with BMS about the development strategy it employs, but we will have limited rights to impose our development strategy on BMS. Similarly, BMS may decide to seek marketing approval for, and limit commercialization of, ide-cel or bb21217 to narrower indications than we would pursue. More broadly, if BMS elects to discontinue the development of ide-cel or bb21217, we may be unable to advance the product candidate ourselves.
This partnership may not be scientifically or commercially successful for us due to a number of important factors, including the following:
•BMS has wide discretion in determining the efforts and resources that it will apply to its partnership with us. The timing and amount of any development milestones and downstream commercial profits that we may receive under such partnership will depend on, among other things, BMS’s efforts, allocation of resources and successful development and commercialization of ide-cel.
•BMS may develop and commercialize, either alone or with others, products that are similar to or competitive with ide-cel. For example, BMS is currently commercializing a number of its existing products, including lenalidomide and pomalidomide, for certain patients with relapsed and refractory multiple myeloma and is also developing another CAR-T product candidate targeting ide-cel that it obtained through its acquisition of Juno Therapeutics, Inc.
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
We have incurred net losses in each year since our inception in 1992, including net losses of $447.5 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $3.35 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We have not generated material revenues from the sale of beti-cel in the European Union, and we do not expect to generate meaningful product revenues in the foreseeable future until we obtain marketing approval for products in the United States. Following marketing approval, our future revenues will depend upon the size of any markets in which our product and any future products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our product and any future products in those markets. We are dependent upon the commercialization efforts of BMS for any collaboration revenue from sales of ide-cel through our profit-loss sharing arrangement.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
•continue our research and preclinical and clinical development of our product candidates, including ide-cel, which we are co-developing with BMS;

•establish capabilities to support our commercialization efforts, including establishing a sales, marketing and distribution infrastructure in the United States, and to commercialize products for which we may obtain marketing approval;
•obtain, build and expand manufacturing capacity, including capacity at third-party manufacturers;
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
Our ability to generate revenues and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory, pricing and reimbursement approvals necessary to commercialize beti-cel, eli-cel, or LentiGlobin for SCD. Our ability to generate revenues from product sales depends heavily on our success in:
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
We expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase, which costs may increase further as competitors enter the market. Our expenses could increase beyond expectations if we are required by the FDA, the EMA, or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate material product revenues, we may not become profitable and may need to obtain additional funding to continue operations.
*From time to time, we will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
We are currently advancing our late-stage programs in severe genetic diseases through clinical development and several oncology product candidates through preclinical development. Developing and commercializing gene therapy products is expensive, and we expect our research and development expenses and our commercialization expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates and progress our commercialization readiness efforts in the United States. We do not expect to recognize material revenue from commercial sales of beti-cel or eli-cel in Europe prior to our planned wind down of our European operations. We can make no assurances as to when we, or any future licensee or commercialization partner, will resume marketing of beti-cel or begin marketing eli-cel in Europe, if ever.
As of June 30, 2021, our cash, cash equivalents and marketable securities were $941.6 million. Based on our current business plan, we expect our cash, cash equivalents and marketable securities will be sufficient to fund planned operations for at least the next twelve months from the date of issuance of these financial statements. Our current business plan assumes the completion of our planned separation, continued rigorous prioritization and focus on our expenses, real estate optimization, and exploration of additional sources of funding, including through public or private equity or debt financings, to further strengthen our financial position. However, our operating plan may change further as a result of the COVID-19 pandemic and the surrounding economic conditions, as well as many other factors currently unknown to us. In addition, we may seek additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, during this period. In any event, we will require additional capital to obtain marketing approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.
Our fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our approved product and product candidates. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.
If we are unable to obtain funding on a timely basis, or if revenues from collaboration arrangements or product sales are less than we have projected, we may be required to further revise our business plan and strategy, which may result in us significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any product candidates or may result in our being unable to expand our operations or otherwise capitalize on our business opportunities, beyond our current plans. As a result, our business, financial condition and results of operations could be materially affected.
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
Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. We expect that following marketing approval, if and when obtained, revenues from product sales will be difficult to predict from period to period, given the absence of historical sales data for beti-cel, eli-cel and LentiGlobin for SCD.
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
Further, changes in our operations, such as increased development, manufacturing and clinical trial expenses in connection with expanding our pipeline programs, or our undertaking of additional programs, or business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses may also cause significant fluctuations in our expenses.
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
Risks related to our business operations
*Even if we receive marketing approval for a product candidate, any approved product will remain subject to regulatory scrutiny.
Even if we obtain marketing approval in a jurisdiction, regulatory authorities may still impose significant restrictions on the indicated uses or marketing of any approved products, or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. For example, the FDA typically advises that patients treated with gene therapy undergo follow-up observations for potential adverse events for a 15-year period. Additionally, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. We have experienced interruptions in our marketing of beti-cel in Europe due to safety concerns arising from our LentiGlobin for SCD program, and we can make no assurance that we will not experience interruptions in any marketing or other commercialization activities in the future, whether due to safety concerns in any approved products, or due to events arising from programs that utilize technologies similar to or related to ours.
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
In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions In addition to HIPAA, as amended by HITECH, and their respective implementing regulations, California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is currently an exception for protected health information that is subject to HIPAA, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
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
In January 2021, we announced our intent to separate our oncology programs from our severe genetic disease programs, resulting in two independent, publicly traded companies, bluebird bio and 2seventy bio. Following the separation, bluebird bio is expected to focus on the development and commercialization of therapies in β-thalassemia, cerebral adrenoleukodystrophy and sickle cell disease. 2seventy bio is expected to focus on the research and development efforts in our oncology pipeline, as well as supporting the commercialization of ide-cel and development of the bb21217 product candidate through the BMS collaboration.
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
In connection with the distribution of shares in 2seventy bio, we are seeking a private letter ruling from the IRS (the "IRS Ruling") and an opinion from our tax advisor (the "Tax Opinion") to the effect that, among other things, the distribution of shares in 2seventy bio, together with certain related transactions, will generally qualify as tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The IRS Ruling and the Tax Opinion will rely on certain facts, assumptions, representations, and undertakings from us and 2seventy bio, including those regarding the past and future conduct of the companies' respective businesses and other matters. Notwithstanding the IRS Ruling and the Tax Opinion, the IRS could determine that the distribution or any such related transaction is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the Tax Opinion. The Tax Opinion will not be binding on the IRS or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the Tax Opinion and such challenge could prevail.
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
In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-

how, and information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors.
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
For example, we sometimes collaborate with U.S. and foreign academic institutions to accelerate our preclinical research or clinical development under written agreements with these institutions. Typically, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such right of first negotiation for intellectual property, we may be unable to negotiate a license within the specified time frame or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to other parties, potentially blocking our ability to pursue our program.
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
The market price of our common stock has been volatile in the past, and may continue to be volatile for the foreseeable future. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:
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
•failure to successfully manage the commercial launch of beti-cel, eli-cel, LentiGlobin for SCD, or our oncology product candidates following marketing approval, if and when obtained, including failure to manage our supply chain operations in the coordination and delivery of drug product to patients at qualified treatment centers;
•failure to obtain sufficient pricing and reimbursement for beti-cel, eli-cel, LentiGlobin for SCD, or our oncology product candidates from private and governmental payers;
•failure to obtain market acceptance and adoption of beti-cel, eli-cel, LentiGlobin for SCD, or our oncology product candidates following marketing approval, if and when obtained;
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
•inability to obtain adequate product supply for beti-cel, eli-cel, LentiGlobin for SCD, or our oncology product candidates or the inability to do so at acceptable prices;
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
*Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
Additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.
Pursuant to our 2013 Stock Option and Incentive Plan, or the 2013 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2013 Plan automatically increases each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2013 Plan each year. If our board of directors or compensation committee elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall. We make equity grants to certain new employees joining the company pursuant to an inducement plan, and our compensation committee may elect to increase the number of shares available for future grant without stockholder approval. We also have an Employee Stock Purchase Plan and any shares of common stock purchased pursuant to that plan will also cause dilution.
*We are subject to securities class action litigation, which may result in substantial costs and a diversion of management's attention and resources, which could harm our business.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities, and we are litigating class action complaints in the United States District Court for the District of Massachusetts and for the District of Delaware, filed by purported stockholders against us and certain of our directors and officers. We may face additional securities class action litigation in the future. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years, and we expect to experience continued stock price volatility. Defending against the current litigation and any future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
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
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Amended and Restated By-laws of the Registrant	10-K	001-35966	3.2	February 23, 2021
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013
10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013
10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013
10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013
10.5†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals, Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013
10.6†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017
10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013
10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013
10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013
10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015
10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013
10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.10	May 14, 2013
10.13†	Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated March 19, 2013	S-1	333-188605	10.11	May 14, 2013
10.14†	Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated June 3, 2015	10-Q	001-35966	10.14	August 7, 2015
10.15	Amendment No. 1 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated February 17, 2016	10-Q	001-35966	10.15	May 4, 2016
10.16	Amendment No. 2 to Amended and Restated Master Collaboration Agreement by and between the Registrant and Celgene Corporation, dated September 28, 2017	10-Q	001-35966	10.17	November 1, 2017
10.17††	Amended and Restated License Agreement by and between the Registrant and Celgene Corporation, dated February 16, 2016	—	—	—	Filed herewith

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.18††	Second Amended and Restated License Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated May 8, 2020	10-Q	001-35966	10.18	August 5, 2020
10.19†	Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated March 26, 2018	10-Q	001-35966	10.20	May 2, 2018
10.20††	First Amendment to Amended and Restated Co-Development, Co-Promote and Profit Share Agreement by and between the Registrant and Celgene Corporation and Celgene European Investment Company LLC, dated May 8, 2020	10-Q	001-35966	10.20	August 5, 2020
10.21††	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	—	—	—	Filed herewith
10.22†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017
10.23††	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	—	—	—	Filed herewith
10.24†	License Agreement, dated December 23, 2015, by and between the Registrant and SIRION Biotech GmbH	10-K	001-35966	10.23	February 21, 2019
10.25††	Toll Manufacturing and Service Agreement, dated November 18, 2016 by and between the Registrant and Minaris Regenerative Medicine GmbH (formerly APCETH Biopharma GmbH), as amended	10-Q	001-35966	10.24	August 1, 2019
10.26††	Amendment Agreement No. 3 to the Toll Manufacturing and Service Agreement by and between bluebird bio (Switzerland) GmbH and Minaris Regenerative Medicine GmbH (formerly Apceth Biopharma GmbH)	8-K	001-35966	10.1	March 12, 2020
10.27††	Clinical and Commercial Supply Agreement – Viral Vector Product, dated November 27, 2017, by and between the Registrant and SAFC Carlsbad, Inc., as amended	10-Q	001-35966	10.25	August 1, 2019
10.28††	Amendment No. 2 to Clinical and Commercial Supply Agreement Viral Vector Product by and between bluebird bio (Switzerland) GmbH and SAFC Carlsbad, Inc.	8-K	001-35966	10.1	January 21, 2020
10.29	Amendment No. 3 to Clinical and Commercial Supply Agreement Viral Vector Product by and between bluebird bio (Switzerland) GmbH and SAFC Carlsbad, Inc.	10-K	001-35966	10.28	February 23, 2021
10.30#	Amended and Restated Employment Agreement by and between the Registrant and Nick Leschly	S-1/A	333-188605	10.12	June 4, 2013
10.31#	Amended and Restated Employment Agreement by and between the Registrant and Jeffrey T. Walsh	S-1/A	333-188605	10.13	June 4, 2013
10.32#	Amended and Restated Employment Agreement by and between the Registrant and David M. Davidson, M.D.	S-1/A	333-188605	10.15	June 4, 2013
10.33#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014
10.34#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016
10.35#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017
10.36#	Employment Agreement, dated May 30, 2015, by and between the Registrant and Philip D. Gregory	10-Q	001-35966	10.21	August 7, 2015
10.37#	Amendment to Employment Agreement, dated November 3, 2016, by and between the Registrant and Philip D. Gregory	10-K	001-35966	10.31	February 22, 2017
10.38#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.39#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018
10.40#	Second Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	S-8	333-257135	99.1	June 15, 2021
10.41#	2021 Inducement Plan and forms of award agreements thereunder	S-8	333-257135	99.2	June 15, 2021
10.42#	Offer Letter, dated November 16, 2017, by and between the Registrant and Kory Wentworth	10-K	001-35966	10.39	February 21, 2018
10.43#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013
10.44#	Employment Agreement, dated December 18, 2018, by and between the Registrant and William (“Chip”) Baird	8-K	001-35966	10.1	February 11, 2019
10.45†	Lease, dated September 21, 2015, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.30	November 5, 2015
10.46	First Amendment to Lease, dated June 21, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-Q	001-35966	10.37	August 3, 2016
10.47	Second Amendment to Lease, dated November 14, 2016, by and between the Registrant and ARE-MA Region No. 40 LLC	10-K	001-35966	10.44	February 22, 2017
10.48††	Sublease, dated April 16, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.42	August 1, 2019
10.49	Amendment to Sublease, dated April 19, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.43	August 1, 2019
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

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

bluebird bio, Inc.
Date: August 9, 2021	By:	/s/ Nick Leschly
Nick Leschly President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: August 9, 2021	By:	/s/ Chip Baird
Chip Baird Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)