Form 10-Q
period 2021-09-30
bluebird bio, Inc.
filed 2021-11-05
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 1, 2021, there were 70,107,263 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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
•the timing or likelihood of regulatory filings and approvals for our betibeglogene autotemcel (beti-cel), elivaldogene autotemcel (eli-cel), and LentiGlobin for SCD;
•the timing or success of commercialization of beti-cel, eli-cel, and LentiGlobin for SCD following marketing approval, if and when obtained;
•our ability to obtain adequate pricing and reimbursement of beti-cel, eli-cel, and LentiGlobin for SCD following marketing approval, if and when obtained;
•the implementation of our business model, strategic plans for our business, product candidates and technology;
•the scope of protection we are able to establish and maintain for intellectual property rights covering our potential products and technology;
•estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
•the potential benefits of strategic collaboration agreements and our ability to enter into strategic arrangements;
•our ability to maintain and establish collaborations and licenses;
•developments relating to our competitors and our industry;
•the impact of the COVID-19 pandemic;
•the effects, costs, and benefits, including the tax treatment of the spinoff of 2seventy bio, Inc.; and
•other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.
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

•We have limited experience as a commercial company and the marketing and sale of beti-cel, eli-cel, and LentiGlobin for SCD following marketing approval, if and when obtained, may be unsuccessful or less successful than anticipated.
•The commercial success of beti-cel, eli-cel, and LentiGlobin for SCD will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community. Following marketing approval of beti-cel in the European Union, we did not reach agreement with payers on an acceptable price for reimbursement in our priority markets in Europe, and as a consequence, we are focusing on our severe genetic disease business on the U.S. market. If we fail to obtain sufficient pricing or reimbursement approval in the United States for beti-cel, eli-cel, and LentiGlobin for SCD following marketing approval, if and when obtained, our revenues may be adversely affected and our business may suffer.
•If the market opportunities for our potential products are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.
•We rely on a complex supply chain for beti-cel, eli-cel, and LentiGlobin for SCD. The manufacture and delivery of our lentiviral vectors and drug products present significant challenges for us, and we may not be able to produce our lentiviral vectors and drug products at the quality, quantities, locations or timing needed to support our clinical programs or commercialization following marketing approval, if and when obtained. In addition, we may encounter challenges with engaging or coordinating with qualified treatment centers needed to support commercialization.
•We cannot predict when or if we will obtain marketing approval to commercialize our product candidates, and any marketing approvals that we receive may ultimately be for more narrow indications than we expect.
•Insertional oncogenesis is a risk of gene therapies using viral vectors that can integrate into the genome, and our clinical studies of eli-cel are currently on clinical hold due to diagnoses of myelodysplastic syndrome likely mediated by Lenti-D lentiviral vector insertion. We can make no assurances as to when the clinical hold will be lifted, if ever. These insertional oncogenesis events may require us to halt or delay further clinical development of our product candidates, such as eli-cel, or to suspend or cease commercialization following marketing approval, and the commercial potential of our product candidates may be materially and negatively impacted.
•We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced, safer or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize beti-cel, eli-cel, or LentiGlobin for SCD following marketing approval, if and when obtained. If our competitors obtain orphan drug exclusivity for products that regulatory authorities determine constitute the same drug and treat the same indications as our potential products, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
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
•The separation of our operations and business into two independent, publicly traded companies is subject to various risks and uncertainties and may not be completed on the terms or timeline currently contemplated, if at all, and will involve significant time, effort and expense, which could harm our business, results of operations and financial condition.

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
bluebird bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of September 30, 2021	As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$402,461	$317,705
Marketable securities	375,140	833,546
Prepaid expenses	30,712	37,472
Receivables and other current assets	23,246	16,116
Inventory	766	10,698
Total current assets	832,325	1,215,537
Marketable securities	193,129	122,891
Property, plant and equipment, net	45,745	162,831
Intangible assets, net	11,009	10,041
Goodwill	12,056	13,128
Operating lease right-of-use assets	174,435	184,019
Restricted cash and other non-current assets	70,945	72,805
Total assets	$1,339,644	$1,781,252
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,668	$21,602
Accrued expenses and other current liabilities	203,790	145,406
Operating lease liability, current portion	29,441	25,024
Deferred revenue, current portion	2,530	2,320
Collaboration research advancement, current portion	9,130	9,236
Total current liabilities	266,559	203,588
Deferred revenue, net of current portion	25,761	25,762
Collaboration research advancement, net of current portion	16,767	21,581
Operating lease liability, net of current portion	152,126	167,997
Other non-current liabilities	7,904	7,268
Total liabilities	469,117	426,196
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 70,097 and 66,432 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	701	665
Additional paid-in capital	4,440,605	4,260,443
Accumulated other comprehensive loss	(5,906)	(5,505)
Accumulated deficit	(3,564,873)	(2,900,547)
Total stockholders’ equity	870,527	1,355,056
Total liabilities and stockholders’ equity	$1,339,644	$1,781,252
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Service revenue	$6,312	$13,352	$17,544	$108,542
Collaborative arrangement revenue	14,831	2,422	18,020	114,398
Royalty and other revenue	1,534	3,499	7,379	17,086
Total revenues	22,677	19,273	42,943	240,026
Operating expenses:
Research and development	131,427	140,431	429,614	450,862
Selling, general and administrative	68,277	68,046	229,708	209,922
Share of collaboration loss	—	—	10,071	—
Cost of royalty and other revenue	19,704	1,318	37,286	3,897
Restructuring expense	20,175	—	24,800	—
Change in fair value of contingent consideration	48	(828)	464	(5,591)
Total operating expenses	239,631	208,967	731,943	659,090
Loss from operations	(216,954)	(189,694)	(689,000)	(419,064)
Interest income, net	319	1,964	1,468	10,258
Other income (expense), net	(294)	(6,686)	23,375	(9,582)
Loss before income taxes	(216,929)	(194,416)	(664,157)	(418,388)
Income tax benefit (expense)	113	(329)	(169)	(433)
Net loss	$(216,816)	$(194,745)	$(664,326)	$(418,821)
Net loss per share - basic and diluted:	$(3.16)	$(2.94)	$(9.81)	$(6.89)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	68,621	66,251	67,701	60,762
Other comprehensive loss:
Other comprehensive loss, net of tax benefit (expense) of $0.0 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.0 million for the nine months ended September 30, 2021 and 2020.	(129)	(1,823)	(401)	(2,330)
Total other comprehensive loss	(129)	(1,823)	(401)	(2,330)
Comprehensive loss	$(216,945)	$(196,568)	$(664,727)	$(421,151)
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2020	66,432	$665	$4,260,443	$(5,505)	$(2,900,547)	$1,355,056
Vesting of restricted stock units	294	3	(3)	—	—	—
Exercise of stock options	207	2	1,217	—	—	1,219
Purchase of common stock under ESPP	67	1	1,706	—	—	1,707
Stock-based compensation	—	—	36,090	—	—	36,090
Issuance of unrestricted stock awards to settle accrued employee compensation	422	4	12,009	—	—	12,013
Other comprehensive income	—	—	—	56	—	56
Net loss	—	—	—	—	(205,808)	(205,808)
Balances at March 31, 2021	67,422	$675	$4,311,462	$(5,449)	$(3,106,355)	$1,200,333
Vesting of restricted stock units	127	1	(1)	—	—	—
Exercise of stock options	2	—	36	—	—	36
Stock-based compensation	—	—	26,222	—	—	26,222
Other comprehensive loss	—	—	—	(328)	—	(328)
Net loss	—	—	—	—	(241,702)	(241,702)
Balances at June 30, 2021	67,551	676	4,337,719	(5,777)	(3,348,057)	984,561
Vesting of restricted stock units	80	1	(1)	—	—	—
Exercise of stock options	10	—	233	—	—	233
Purchase of common stock under ESPP	53	1	874	—	—	875
Issuance of common stock for private equity placement	2,273	22	37,477	—	—	37,499
Issuance of pre-funded warrants	—	—	37,477	—	—	37,477
Issuance of unrestricted stock awards to settle accrued employee compensation	130	1	2,474	—	—	2,475
Stock-based compensation	—	—	24,352	—	—	24,352
Other comprehensive loss	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(216,816)	(216,816)
Balances at September 30, 2021	70,097	$701	$4,440,605	$(5,906)	$(3,564,873)	$870,527

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
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(664,326)	$(418,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	464	(5,591)
Depreciation and amortization	17,335	14,378
Stock-based compensation expense	101,829	123,640
(Gain) loss on equity securities	(28,765)	9,068
Excess inventory reserve	29,712	—
Other non-cash items	13,358	(1,538)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,287	(2,534)
Inventory	(19,007)	(9,382)
Operating lease right-of-use assets	22,630	16,345
Accounts payable	2,004	(15,420)
Accrued expenses and other liabilities	54,774	(13,056)
Operating lease liabilities	(24,499)	(14,603)
Deferred revenue	210	8,558
Collaboration research advancement	(4,920)	(6,202)
Net cash used in operating activities	(495,914)	(315,158)
Cash flows from investing activities:
Purchase of property, plant and equipment	(12,944)	(21,098)
Purchases of marketable securities	(421,416)	(964,428)
Proceeds from maturities of marketable securities	802,367	722,487
Proceeds from sales of marketable securities	31,318	29,878
Proceeds from sale of Durham, North Carolina manufacturing facility	110,300	—
Purchase of intangible assets	(8,000)	—
Net cash provided by (used in) investing activities	501,625	(233,161)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of issuance costs	—	541,536
Proceeds from issuance of common stock and warrants	74,982	—
Proceeds from exercise of stock options and ESPP contributions	5,078	3,747
Net cash provided by financing activities	80,060	545,283
Increase in cash, cash equivalents and restricted cash	85,771	(3,036)
Cash, cash equivalents and restricted cash at beginning of period	373,728	381,709
Cash, cash equivalents and restricted cash at end of period	$459,499	$378,673
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$402,461	$324,164
Restricted cash included in receivables and other current assets	$2,530	$—
Restricted cash included in restricted cash and other non-current assets	$54,508	$54,509
Total cash, cash equivalents and restricted cash	$459,499	$378,673
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$732	$1,686
Right-of-use assets obtained in exchange for operating lease liabilities	$22,049	$18,909
Reduction of right of use asset and associated lease liability due to lease reassessment	$(9,004)	$—
Issuance of unrestricted stock awards to settle accrued employee compensation	$14,488	$—
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of the business
bluebird bio, Inc. (the “Company” or “bluebird”) was incorporated in Delaware on April 16, 1992, and is headquartered in Cambridge, Massachusetts. The Company is a biotechnology company committed to researching, developing and commercializing, following marketing approval, potentially transformative gene therapies for severe genetic disease. Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its product candidates, including activities to manufacture product candidates, conduct clinical studies of its product candidates, perform preclinical research to identify new product candidates and provide selling, general and administrative support for these operations, including commercial activities in Europe as well as commercial-readiness activities in the United States.
In November 2021, the Company completed the separation of its severe genetic disease and oncology programs into two separate, independent publicly traded companies, bluebird bio, Inc. and 2seventy bio, Inc., a Delaware corporation and wholly-owned subsidiary of the Company prior to the separation. bluebird bio, Inc. intends to retain its severe genetic disease programs, with a focus on the U.S. market. The Company’s programs in severe genetic diseases include programs for transfusion-dependent β-thalassemia, or TDT, sickle cell disease, or SCD, and cerebral adrenoleukodystrophy, or CALD. The Company also expects to make focused investments in research and development efforts on optimizing our existing programs as well as on pipeline programs in severe genetic diseases. 2seventy bio, Inc. is expected to focus on the Company's former oncology programs, including the anti-BCMA CAR T programs for multiple myeloma under the Company’s collaboration arrangement with Bristol-Myers Squibb ("BMS"). Please refer to Note 10, Collaborative arrangements and strategic partnerships, for further discussion of the Company’s collaboration with BMS. The results for the period ended September 30, 2021 reflect the combined results of the Company and 2seventy bio prior to the effectiveness of the separation, and the forward-looking statements contained within pertain to the Company's severe genetic disease operations, unless otherwise noted.
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has incurred losses since inception and to date has financed its operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. As of September 30, 2021, the Company had an accumulated deficit of $3.56 billion. During the nine months ended September 30, 2021, the Company incurred a loss of $664.3 million and used $495.9 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of beti-cel, eli-cel, and LentiGlobin for SCD, and the achievement of a level of revenues adequate to support its cost structure.
As of September 30, 2021, the Company had cash, cash equivalents and marketable securities of $970.7 million. Upon separation, the Company funded 2seventy bio with approximately $441.5 million, which has reduced the amount of cash available to the Company as of the date of separation. The Company expects its cash, cash equivalents and marketable securities, subsequent to the amount funded to 2seventy bio, will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements. The Company anticipates reduced 2022 spending, including projected savings through the move of the Company's headquarters to Assembly Row in Somerville, Massachusetts, and the orderly wind down of European operations. This, together with other anticipated cash inflows, which include both the potential sale of priority review vouchers that would be issued with anticipated U.S. regulatory approvals of BLAs for beti-cel and eli-cel, and the pursuit of additional cash resources through public or private equity or debt financings, are expected to further strengthen the Company's financial condition. Management's expectations with respect to its ability to fund current planned operations are based on estimates that are subject to risks and uncertainties. If actual results are different from management's estimates, the Company may need to seek additional cash resources through strategic or financing opportunities sooner than would otherwise be expected. However, there is no guarantee that any of these strategic or financing opportunities will be executed or executed on favorable terms, and some could be dilutive to existing stockholders. If the Company is unable to obtain additional cash resources on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations or commercialize products following marketing approval.

2. Basis of presentation, principles of consolidation and significant accounting policies
Basis of presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification ("ASC") and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2021 and 2020.
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
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including 2seventy bio, which on November 4, 2021 became an independent, publicly-traded company. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to GAAP. The Company views its operations and manages its business in one operating segment.
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s 2020 Annual Report on Form 10-K, except as noted immediately below and as noted within the "Recent accounting pronouncements - Recently adopted" section.
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
Royalty and other revenue
During the nine months ended September 30, 2021, the Company recognized an immaterial amount of product revenue related to the sale of beti-cel (marketed as ZYNTEGLO) in the European Union and the related cost of goods sold, which is included within royalty and other revenue and cost of royalty and other revenue, respectively.
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
Common Stock Warrants
The Company's common stock warrants are evaluated pursuant to ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), and ASC 815, Derivatives and Hedging ("ASC 815"). Management classifies its freestanding warrants as (i) liabilities, if the warrant terms allow settlement of the warrant exercise in cash, or (ii) equity, if the warrant terms only allow settlement in shares of common stock.
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

3. Marketable securities
The following table summarizes the marketable securities held at September 30, 2021 and December 31, 2020 (in thousands):

Description	Amortized cost / Cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2021
U.S. government agency securities and treasuries	$312,483	$67	$(58)	$312,492
Corporate bonds	111,616	7	(35)	111,588
Commercial paper	141,089	—	—	141,089
Equity securities	4,305	—	(1,205)	3,100
Total	$569,493	$74	$(1,298)	$568,269
December 31, 2020
U.S. government agency securities and treasuries	$675,043	$302	$(74)	$675,271
Corporate bonds	197,171	432	(40)	197,563
Commercial paper	77,949	1	—	77,950
Equity securities	20,017	—	(14,364)	5,653
Total	$970,180	$735	$(14,478)	$956,437
No available-for-sale debt securities held as of September 30, 2021 or December 31, 2020 had remaining maturities greater than five years.

4. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2021
Assets:
Cash and cash equivalents	$402,461	$377,462	$24,999	$—
Marketable securities:
U.S. government agency securities and treasuries	312,492	—	312,492	—
Corporate bonds	111,588	—	111,588	—
Commercial paper	141,089	—	141,089	—
Equity securities	3,100	3,100	—	—
Total	$970,730	$380,562	$590,168	$—
Liabilities:
Contingent consideration	$1,973	$—	$—	$1,973
Total	$1,973	$—	$—	$1,973
December 31, 2020
Assets:
Cash and cash equivalents	$317,705	$317,705	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	675,271	—	675,271	—
Corporate bonds	197,563	—	197,563	—
Commercial paper	77,950	—	77,950	—
Equity securities	5,653	5,653	—	—
Total	$1,274,142	$323,358	$950,784	$—
Liabilities:
Contingent consideration	$1,509	$—	$—	$1,509
Total	$1,509	$—	$—	$1,509
Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of September 30, 2021, cash and cash equivalents comprise funds in cash, money market accounts, U.S. government agency securities and treasuries, and commercial paper. As of December 31, 2020, cash and cash equivalents comprise funds in cash and money market accounts.
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
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the next call date for premiums or to maturity for discounts. At September 30, 2021 and December 31, 2020, the balance in the Company’s accumulated other comprehensive loss includes activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the three and nine months ended September 30, 2021 or 2020.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $1.2 million and $3.1 million as of September 30, 2021 and December 31, 2020, respectively. No accrued interest receivable was written off during the three and nine months ended September 30, 2021 or 2020.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at September 30, 2021 and December 31, 2020 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2021
U.S. government agency securities and treasuries	$124,322	$(58)	$—	$—	$124,322	$(58)
Corporate bonds	74,279	(31)	11,377	(4)	85,656	(35)
Total	$198,601	$(89)	$11,377	$(4)	$209,978	$(93)
December 31, 2020
U.S. government agency securities and treasuries	$211,384	$(74)	$—	$—	$211,384	$(74)
Corporate bonds	76,598	(40)	1,205	—	77,803	(40)
Total	$287,982	$(114)	$1,205	$—	$289,187	$(114)
The Company determined that there was no material change in the credit risk of the above investments during the nine months ended September 30, 2021. As such, an allowance for credit losses was not recognized. As of September 30, 2021, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The Company held equity securities with an aggregate fair value of $3.1 million and $5.7 million as of September 30, 2021 and December 31, 2020, respectively, within short-term marketable securities on its condensed consolidated balance sheets. In January 2021, the Company sold a portion of its equity securities for proceeds of $31.3 million. During the three months ended September 30, 2021 and 2020, the Company recorded gains of $0.5 million and losses of $5.8 million, respectively, related to its equity securities. During the nine months ended September 30, 2021 and 2020, the Company recorded gains of $28.8 million and losses of $9.1 million, respectively, related to its equity securities. Gains and losses related to equity securities are included in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss.
Contingent consideration
In connection with its prior acquisition of Precision Genome Engineering, Inc. (“Pregenen”), the Company may be required to pay future consideration that is contingent upon the achievement of specified development, regulatory approvals or sales-based milestone events. Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an on-going basis as additional data impacting the assumptions is obtained. Future changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations and comprehensive loss. In the absence of new information, changes in fair value will reflect changing discount rates and the passage of time. Contingent consideration is included in accrued expenses and other current liabilities and other non-current liabilities on the condensed consolidated balance sheets. Upon the completion of the separation of its severe genetic disease and oncology programs into two separate, independent publicly traded companies in November 2021, all future obligations related to the contingent consideration described above were assumed by 2seventy bio.
Please refer to Note 9, Commitments and contingencies, for further information.

5. Inventory
Inventory consists of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Raw materials	$—	$8,967
Finished goods	766	1,731
Inventory	$766	$10,698
During the three and nine months ended September 30, 2021, the Company recorded a reserve for excess inventories of $14.6 million and $29.7 million, respectively, which is included within cost of royalty and other revenue within the condensed consolidated statements of operations.
6. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Land	$—	$1,210
Building	—	15,745
Computer equipment and software	5,699	6,950
Office equipment	6,686	7,665
Laboratory equipment	59,673	55,521
Leasehold improvements	31,579	34,286
Construction-in-progress	875	92,514
Total property, plant and equipment	104,512	213,891
Less accumulated depreciation and amortization	(58,767)	(51,060)
Property, plant and equipment, net	$45,745	$162,831
North Carolina manufacturing facility
In November 2017, the Company acquired a manufacturing facility in Durham, North Carolina for the future manufacture of lentiviral vector for the Company’s gene therapies. In July 2021, the Company and National Resilience, Inc. ("Resilience") announced a strategic manufacturing collaboration aimed to accelerate the early research, development, and delivery of cell therapies. Agreements related to the collaboration were executed in September 2021. As part of the agreement, Resilience acquired the Company's manufacturing facility in Durham and retained all staff currently employed at the site. As a result of the transaction, the Company disposed of $111.2 million of net assets, primarily consisting of the building and laboratory equipment. Please refer to Note 10, Collaborative arrangements and strategic partnerships for further discussion.

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30, 2021	As of December 31, 2020
Employee compensation	$95,505	$55,802
Manufacturing costs	21,809	22,571
Clinical and contract research organization costs	19,017	23,766
Collaboration costs	28,031	20,004
Property, plant and equipment	618	789
License and milestone fees	467	278
Professional fees	2,549	1,541
Other	35,794	20,655
Accrued expenses and other current liabilities	$203,790	$145,406

Accrued employee compensation includes severance costs associated with the Company's orderly wind down of its European operations. As of September 30, 2021, the Company had accrued expenses of $19.7 million related to these restructuring costs. Please refer to Note 16, Reduction in Workforce, for further discussion.
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
60 Binney Street lease
In October 2021, the Company entered into a consent to assignment and amendment to its lease agreement for its 60 Binney Street Lease. The agreement reassigns the Company's interest in the lease to 2seventy bio, Inc. and releases the Company from its obligation to maintain the $13.8 million collateralized letter of credit required under the original lease. Following November 4, 2021, the date on which the separation of the Company and 2seventy bio was completed, the Company will reassess the accounting for this lease under ASC 842, Leases.
Seattle, Washington leases
In October 2021, the Company entered into a consent to assignment and amendment to its lease agreement for office and laboratory space in Seattle, Washington and the related sublease that was executed in September 2020 for a portion of the space. The agreement reassigns the Company's interest in the lease and the sublease to 2seventy bio, Inc. As part of the assignment, the sublease agreement associated with the expanded space was also assigned to 2seventy bio, Inc. Upon separation, the Company removed the related right-of-use asset and liability from its condensed consolidated balance sheets.
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

In November 2016, the Company entered into an agreement for clinical and commercial production of the Company’s beti-cel, LentiGlobin for SCD, and eli-cel drug products with a contract manufacturing organization at an existing facility. In September 2021, the Company reassessed the term of this lease in light of the planned orderly wind down of its operations in Europe. As a result, the Company reduced the right-of-use asset and related lease liability to reflect a shortened expected term of the agreement.
9. Commitments and contingencies
Contingent consideration related to business combinations
In June 2014, the Company acquired Pregenen. The Company may be required to make up to $99.9 million in remaining future contingent cash payments to the former equity holders of Pregenen upon the achievement of certain commercial milestones related to the Pregenen technology. In accordance with accounting guidance for business combinations, contingent consideration liabilities are required to be recognized on the condensed consolidated balance sheets at fair value. Estimating the fair value of contingent consideration requires the use of significant assumptions primarily relating to probabilities of successful achievement of certain clinical and commercial milestones, the expected timing in which these milestones will be achieved, and discount rates. The use of different assumptions could result in materially different estimates of fair value. Upon the completion of the separation of its severe genetic disease and oncology programs into two separate, independent publicly traded companies in November 2021, 2seventy bio assumed all future obligations related to the contingent consideration described above.
Other funding commitments
The Company may be obligated to make future development, regulatory, and commercial milestone payments, and royalty payments on future sales of specified products associated with its collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales have occurred, the corresponding amounts are recognized in the Company’s financial statements. Please refer to Note 10, Collaborative arrangements and strategic partnerships, for further information on the Company's collaboration agreements and to Note 11, Royalty and other revenue, for further information on the Company's license agreements.
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

10. Collaborative arrangements and strategic partnerships
Bristol-Myers Squibb
In March 2013, the Company entered into a collaboration agreement with BMS. The details of the collaboration agreements and the payments the Company has received, and is entitled to receive, are further described in Note 11, Collaborative arrangements, to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020. During the third quarter of 2021, there have been no changes to the terms of the Company’s collaboration agreement with BMS. Upon the completion of the separation of its severe genetic disease and oncology programs into two separate, independent publicly traded companies in November 2021, 2seventy bio assumed the collaboration agreement with BMS.
Ide-cel
Under the Company’s collaboration agreement with BMS, the Company shares equally in the profit and loss related to the development and commercialization of ide-cel in the United States. The Company has no remaining financial rights with respect to the development or commercialization of ide-cel outside of the United States. The Company accounts for its collaborative arrangement efforts with BMS in the United States within the scope of ASC 808 given that both parties are active participants in the activities and both parties are exposed to significant risks and rewards dependent on the commercial success of the activities. The calculation of collaborative activity to be recognized for joint ide-cel efforts in the United States is performed on a quarterly basis and is independent of previous quarterly activity. This may result in fluctuations between revenue and expense recognition period over period, depending on the varying extent of effort performed by each party during the period. The Company recognizes revenue related to the combined unit of accounting for the ex-U.S. license and lentiviral vector manufacturing services under Topic 606.
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
During the three and nine months ended September 30, 2021, the Company recognized $13.0 million, included as a component of collaborative arrangement revenue, on the condensed consolidated statement of operations and comprehensive loss, related to its share of collaboration profit associated with ide-cel commercial activities. During the three and nine months ended September 30, 2021, the Company recognized $0.0 million and $10.1 million, included as a component of share of collaborative arrangement loss, on the condensed consolidated statement of operations and comprehensive loss, related to its share of collaboration loss associated with ide-cel commercial activities. These amounts include the Company’s share of BMS’ ide-cel product revenue, cost of goods sold, and selling costs, offset by any reimbursement of commercial costs incurred by the Company during the three and nine month periods.
The following table summarizes the amounts associated with the research activities under the collaboration included in research and development expense or recognized as collaborative arrangement revenue for the three and nine months ended September 30, 2021, and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
ASC 808 ide-cel research and development revenue - U.S. (1)(2)	$—	$—	$—	$108,196
ASC 808 ide-cel research and development expense - U.S. (1)	$(5,660)	$(16,084)	$(31,678)	$(21,164)

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
Ide-cel ex-U.S. Service Revenue
The following table summarizes the revenue recognized related to ide-cel ex-U.S. activities for the three and nine months ended September 30, 2021, and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
ASC 606 ide-cel license and manufacturing revenue - ex-U.S. (1)	$5,314	$6,913	$14,698	$94,733
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
The transaction price associated with the collaboration arrangement consists of $31.0 million of upfront payments and option payments received from BMS and $1.8 million in variable consideration which represents reimbursement to be received from BMS for manufacturing vector and associated payloads through development. The Company has identified two performance obligations with respect to the arrangement with BMS. The initial performance obligation was for research and development services substantially completed in September 2019, associated with the initial phase 1 clinical trial. The Company allocated $5.4 million of consideration to the research and development services performance obligation and fully recognized the consideration through September 2019. The other performance obligation relates to a combined performance obligation for the bb21217 license and vector manufacturing services through development, and the remaining $27.3 million in consideration was allocated to this combined performance obligation. The Company will satisfy this combined performance obligation as the bb21217 manufacturing services are performed. As of September 30, 2021, the Company has not commenced manufacturing and the full amount of the allocated transaction price remains unsatisfied.
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
The following table presents changes in the balances of the Company’s BMS receivables and contract liabilities during the nine months ended September 30, 2021 (in thousands):

	Balance at December 31, 2020	Additions	Deductions	Balance at September 30, 2021
Receivables	$400	$12,661	$(400)	$12,661
Contract liabilities:
Deferred revenue	$26,582	$—	$(820)	$25,762
The increase in the receivables balance for the nine months ended September 30, 2021 is driven by amounts owed to the Company from BMS in the period under the settlement terms of the collaboration agreement.
The decrease in deferred revenue during the nine months ended September 30, 2021 is driven by the release of the remaining $0.8 million of deferred revenue associated with the combined performance obligation consisting of the ide-cel license and manufacturing services.
Regeneron
Regeneron Collaboration Agreement
In August 2018, the Company entered into a Collaboration Agreement (the “Regeneron Collaboration Agreement”) with Regeneron pursuant to which the parties will apply their respective technology platforms to the discovery, development, and commercialization of novel immune cell therapies for cancer. In August 2018, following the completion of required regulatory reviews, the Regeneron Collaboration Agreement became effective. Under the terms of the agreement, the parties will leverage Regeneron’s proprietary platform technologies for the discovery and characterization of fully human antibodies, as well as T cell receptors directed against tumor-specific proteins and peptides and the Company will contribute its field-leading expertise in gene therapy. Upon the completion of the separation of its severe genetic disease and oncology programs into two separate, independent publicly traded companies in November 2021, the collaboration agreement with Regeneron was assumed by 2seventy bio.
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
Consistent with its collaboration accounting policy, the Company will recognize collaborative arrangement revenue or research and development expense related to the joint research activities in future periods depending on the amounts incurred by each party in a given reporting period.  That is, if the Company’s research costs incurred exceed those research costs incurred by Regeneron in a given quarter, the Company will record collaborative arrangement revenue and reduce the original $37.0 million advance by the amount due from Regeneron until such advancement is fully utilized, after which the Company would record an amount due from Regeneron.  If Regeneron’s research costs incurred exceed those research costs incurred by the Company in a given quarter, the Company will record research and development expense and record a liability for the amount due to Regeneron. As of September 30, 2021 and December 31, 2020, the Company has $25.9 million and $30.8 million, respectively, of the amount attributed to the joint research activities remaining to be recognized, which is classified as collaboration research advancement, current portion and collaboration research advancement, net of current portion on the condensed consolidated balance sheets.
The Company recognized $1.7 million and $4.9 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement during the three and nine months ended September 30, 2021, respectively. The Company recognized $2.4 million and $6.2 million of collaborative arrangement revenue from the Regeneron Collaboration Agreement during the three and nine months ended September 30, 2020, respectively.
Resilience
Background
In July 2021, the Company and Resilience US, Inc. (formerly known as Resilience Boston, Inc.), an affiliate of National Resilience, Inc. ("Resilience"), signed an Asset Purchase Agreement (the “Agreement”). As part of the Agreement, and upon the closing of the transaction which occurred in September 2021, Resilience acquired the Company's lentiviral vector manufacturing facility located in Durham, North Carolina and retained staff currently employed at the site. In exchange, the Company received $110.3 million for the facility and related fixed assets.
Upon closing, the Company entered into certain ancillary agreements, including two manufacturing agreements and a license agreement (the “License Agreement”), among others (together referred to as the “Ancillary Agreements”). One manufacturing agreement will support the future manufacturing of lentiviral vector for the Company’s commercial product in collaboration with BMS, ide-cel (the “Commercial Supply Agreement”), while the other will support ongoing manufacturing for lentiviral vector for the Company's development candidates (the “Development Manufacturing Agreement”). The Company also agreed to reimburse Resilience for an amount equal to 50% of the net operating losses of and relating to the manufacturing facility’s business incurred during the twelve-month period ending on the first anniversary of the closing of the transaction, as calculated in accordance with the Agreement, subject to a cap of $15.0 million. In exchange, under the terms of the Development Manufacturing Agreement, the Company will receive up to eight batches of lentiviral vector during the twelve-month period ending on the first anniversary of the closing of the transaction. The License Agreement grants Resilience a worldwide, co-exclusive license to intellectual property controlled by the Company to perform Resilience’s obligations and exercise Resilience’s rights under the supply agreements, and a worldwide, nonexclusive right to offer certain manufacturing services to third-party customers under certain of the Company's intellectual property. Under the terms of the License Agreement, the Company may receive a high single-digit to low double-digit percentage tiered royalty based on Resilience’s gross margins for transactions entered into with parties other than the Company and which the Company's proprietary intellectual property is utilized as part of such transaction.
Under the Commercial Supply Agreement, the Company will pay fully burdened manufacturing cost plus a markup for production of vector. Under the Development Manufacturing Agreement, services, manufacture, and delivery of batches of lentiviral vector during the first twelve months from the execution of this agreement will be free of cost, as the costs of these services are represented by the net operating loss sharing arrangement outlined within the Agreement. As such, the Company has committed to a minimum purchase of at least the Company's 50% share of the net operating losses during the first twelve months from the execution of such agreement. After the first twelve months, the Company will pay Resilience the fully burdened manufacturing cost plus a markup for production of vector.
Upon the completion of the separation of its severe genetic disease and oncology programs into two separate, independent publicly traded companies in November 2021, 2seventy bio was assigned the Agreement and the Ancillary Agreements described above.

Accounting analysis - Resilience
The Company determined that the sale of the manufacturing facility was a sale of a business, as defined by ASC 805, Business Combinations (“ASC 805”). As such, the Company calculated the gain or loss associated with the sale of the business under ASC 810 Consolidations (“ASC 810”). As the sale meets the definition of a business, the Company calculated the gain or loss under ASC 810 as the consideration received less the carrying amount of the net assets and liabilities, including any allocated goodwill, acquired and assumed by Resilience as part of the sale. As part of the computation, the Company determined that approximately $1.1 million of the goodwill balance was attributable to the portion of the reporting unit related to the Durham, North Carolina facility. As such, this amount was disposed of and is reflected in the Company’s condensed, consolidated balance sheets as of September 30, 2021, as part of the sale of the facility.
The Company measured the fair value of the consideration received as the $110.3 million payment received from Resilience, future royalties under the License Agreement and any off-market component of the Ancillary Agreements. This assessment was made by comparing the consideration received to comparable transactions for each of the identified Ancillary Agreements. The Company recognized a loss of $2.0 million for the three and nine months ended September 30, 2021, which is reflected within other income (expense) on the condensed, consolidated statements of operations and comprehensive loss related to the sale. In accordance with ASC 450, the Company will recognize future royalties received under the License Agreement in the period the contingencies are resolved and recognized as an adjustment to the consideration received as other income in the condensed, consolidated statements of operations. All future consideration has been excluded from the loss recognized in during the quarter.
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
During the nine months ended September 30, 2021, the Company recognized an immaterial amount of product revenue related to the sale of beti-cel in the European Union and the related cost of goods sold, which is included within royalty and other revenue and cost of royalty and other revenue, respectively.

12. Equity
In September 2021, the Company entered into an equity purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a private placement offering of securities, an aggregate of (i) 2.3 million shares of the Company’s common stock at a purchase price per share of $16.50 and (ii) pre-funded warrants to purchase up to 2.3 million shares of common stock (the “Pre-Funded Warrants”) at an effective price of $16.49 per share ($16.49 paid to the Company upon the closing of the offering and $0.01 to be paid upon exercise of such Pre-Funded Warrants). This resulted in aggregate gross proceeds to the Company of approximately $75.0 million, before deducting placement agent fees and other offering expenses payable by the Company. The Pre-Funded Warrants can be exercised at any time or times on or after September 7, 2021, until exercised in full. The warrants have been evaluated to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Based on the terms of the Pre-Funded Warrants, management concluded that they should be classified within stockholder's equity on its condensed consolidated balance sheets, with no subsequent remeasurement as long as the underlying warrant agreements are not modified or amended.
13. Stock-based compensation
In January 2021 and 2020, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 2.7 million and 2.2 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. As of September 30, 2021, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 2.5 million.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $28.3 million and $101.9 million for the three and nine months ended September 30, 2021, respectively. The Company recognized stock-based compensation expense totaling $38.8 million and $123.6 million for the three and nine months ended September 30, 2020, respectively. Stock-based compensation expense by award type included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Stock options	13,688	22,723	51,671	73,236
Restricted stock units	10,335	11,935	33,601	37,931
Employee stock purchase plan and other	4,315	4,160	16,591	12,473
	28,338	38,818	101,863	123,640
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Research and development	$13,688	$18,837	$49,324	$58,204
Selling, general and administrative	14,650	19,981	52,539	65,436
	$28,338	$38,818	$101,863	$123,640
Stock-based compensation of $0.1 million and $0.8 million was capitalized into inventory for the three and nine months ended September 30, 2021, respectively. Stock-based compensation of $0.3 million and $0.4 million was capitalized into inventory for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the Company had approximately $179.1 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of approximately 2.1 years.
Unrestricted stock awards
During the first quarter of 2021, the Company granted 0.4 million unrestricted stock awards to employees as part of its 2020 annual incentive program. In addition, the Company implemented a retention program designed to incentivize and retain employees through the separation of its severe genetic disease and oncology programs. Under the retention program, employees are entitled to a one-time bonus payment, consisting of both a cash payment and unrestricted stock awards, with the condition that the employee remains employed at the end of 2021. For the three and nine months ended September 30, 2021, respectively, the Company recognized $3.1 million and $27.1 million in expense related to this program, which includes $1.6 million and $13.6 million in stock compensation expense related to the anticipated grants of stock. During the third quarter of 2021, the Company granted 0.1 million unrestricted stock awards, related to the retention program, to those employees impacted by the orderly wind down of the Company's operations in Europe.

Stock option activity
The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2020	6,262	$105.02
Granted	1,188	$27.85
Exercised	(219)	$6.82
Canceled, forfeited, or expired	(1,557)	$104.89
Outstanding at September 30, 2021	5,674	$92.68
Exercisable at September 30, 2021	3,527	$111.09
Vested and expected to vest at September 30, 2021	5,373	$92.68
During the nine months ended September 30, 2021, 0.2 million stock options were exercised, resulting in total proceeds to the Company of $1.5 million.
Restricted stock unit activity
The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested balance at December 31, 2020	1,495	$102.34
Granted	3,268	$26.81
Vested	(501)	$114.58
Forfeited	(724)	$60.33
Unvested balance at September 30, 2021	3,538	$39.43
Employee stock purchase plan
In June 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. In June 2021, the Company amended the 2013 ESPP to include an additional 1.4 million shares of the Company’s common stock available to participating employees. During the nine months ended September 30, 2021 and 2020, respectively, 0.1 million shares and less than 0.1 million shares of common stock were issued under the 2013 ESPP.
14. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax benefit and expense recognized during the three and nine months ended September 30, 2021 is due to income taxes associated with foreign earnings.
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

15. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three and nine months ended September 30,
	2021	2020
Outstanding stock options	5,674	6,363
Restricted stock units	3,538	1,519
ESPP shares and other	946	285
	10,158	8,167

16. Reduction in Workforce
In April 2021, the Company announced its decision to withdraw ZYNTEGLO from the German market because reimbursement negotiations in Germany did not result in a price for ZYNTEGLO that reflects the value of the one-time gene therapy with potential life-long benefit for people living with TDT. A total of approximately 50 employees were impacted by this reduction. During the three months ended June 30, 2021, the Company substantially completed the implementation of this reduction and, in accordance with ASC 420, Exit and Disposal Activities, and ASC 712, Nonretirement Postemployment Benefits, recorded approximately $4.6 million of costs including severance, the portion of the employees' 2021 retention bonuses to be paid in cash, and the pro rata portion of the employees' 2021 performance bonus.
In July 2021, the Company made the decision to focus its efforts on the U.S. market for beti-cel, eli-cel, and LentiGlobin for SCD and is executing an orderly wind down of its European operations. A total of approximately 90 employees were impacted by the reduction in workforce associated with this decision. The Company recorded $20.2 million of expense, in accordance with the related accounting standards mentioned above, for the affected employees. This amount includes expense for severance, the pro rata portion of the employees' 2021 performance bonus, the portion of the European employees' 2021 retention bonuses to be paid in cash, and the portion of retention bonuses to be paid in unrestricted stock awards, which were granted on September 30, 2021. As described in Note 13, Stock-based compensation, the Company recorded $2.5 million of costs associated with the grant of unrestricted stock awards to affected employees as a one time payment. All costs associated with the April 2021 and July 2021 reductions are reflected within restructuring expenses in the Company's condensed consolidated statements of operations and comprehensive loss.
The Company expects that substantially all accrued restructuring charges will be paid in cash by March 31, 2022.
The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the nine months ended September 30, 2021:

	Charges	Amount paid	Amounts accrued at September 30, 2021
April 2021 reduction	$4,625	$(4,602)	$23
July 2021 reduction	20,175	(546)	19,629
Total	$24,800	$(5,148)	$19,652
During the three and nine months ended September 30, 2021, the Company recorded approximately $20.2 million and approximately $24.8 million, respectively, in restructuring expenses. During the three months ended September 30, 2021, the Company recorded $2.5 million in research and development expenses and selling, general and administrative expenses related to the grant of unrestricted stock awards to affected employees.

17. Subsequent events
On November 4, 2021, the Company completed the separation of its oncology portfolio and programs from its severe genetic disease portfolio and programs into a separate publicly traded company, 2seventy bio. The separation was effected by means of a distribution of all of the outstanding shares of common stock of 2seventy bio on the basis of one share of 2seventy bio common stock for every three shares of bluebird bio common stock issued and outstanding on October 19, 2021, the record date for the distribution. The distribution was effected at 12:01 a.m. on November 4, 2021. On November 3, 2021, in connection with the separation, bluebird bio and 2seventy bio executed a separation agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement, and transition services agreements, under which both companies will temporarily provide and receive certain services from each other. These agreements effectuated the separation and govern 2seventy bio's relationship with bluebird bio after the distribution. As a result of the distribution and the separation, 2seventy bio is an independent, publicly traded company, effective as of November 4, 2021.
In November 2021, the Company entered into a lease agreement with Assembly Row 5B, LLC ("Landlord") for office space located at 455 Grand Union Boulevard in Somerville, Massachusetts to serve as the Company's future headquarters. Under the terms of the arrangement, the Company will lease approximately 61,180 square feet starting at an annual rate of $45 per square foot, subject to annual increases of 2.5%, plus operating expenses and taxes. In addition, the Company will be eligible for a tenant work allowance of $160 per rentable square foot of the premises. The lease will commence on the date on which the Landlord tenders possession of the premises to the Company with any tenant work required to be performed by the Landlord substantially completed, which is anticipated to occur in the first quarter of 2022.

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
Overview
We are a biotechnology company committed to researching, developing, and commercializing, following marketing approval, potentially transformative gene therapies for severe genetic diseases. We believe that gene therapy for severe genetic diseases has the potential to change the way patients living with these diseases are treated by addressing the underlying genetic defect that is the cause of their disease, rather than offering treatments that only address their symptoms. Our gene therapy programs in severe genetic diseases include programs for transfusion-dependent β-thalassemia (TDT), sickle cell disease (SCD), and cerebral adrenoleukodystrophy (CALD). We also expect to make focused investments in research and development efforts on optimizing our existing programs as well as on pipeline programs in severe genetic diseases
Based on our discussions with the FDA, we believe that we may be able to seek approval for eli-cel for the treatment of patients with CALD on the basis of our clinical data from our ongoing Starbeam study, safety data from our ongoing ALD-104 study, and the completed ALD-103 observational study. Our clinical studies of eli-cel are currently on clinical hold due to diagnoses of myelodysplastic syndrome likely mediated by Lenti-D lentiviral vector insertion. We believe that eli-cel continues to present a favorable benefit-risk profile for patients with CALD and, the BLA filing for eli-cel for the treatment of patients with CALD is expected for the end of 2021.
Based on our discussions with the FDA, we believe that we may be able to seek approval for beti-cel for the treatment of patients with TDT on the basis of our clinical data from our HGB-207 and HGB-212 studies supported by data from the long-term follow up protocol, as well as the earlier HGB-205 and HGB-204 studies. In September 2021, we completed the submission of our BLA to the FDA for beti-cel in adult, adolescent, and pediatric patients with β-thalassemia who require regular blood cell transfusions, across all genotypes. Based on our discussions with the FDA, we believe that we may be able to seek accelerated approval for LentiGlobin for SCD in the United States on the basis of clinical data from Group C of our ongoing HGB-206 clinical study, and with our ongoing HGB-210 clinical study providing confirmatory data for full approval.
In August 2021 we announced that we intend to focus our severe genetic disease business on the U.S. market and further invest in research and development for our core programs in TDT, SCD, and CALD in that market. As part of our strategy to focus on the U.S. market, we are executing an orderly wind down of our European operations, which we anticipate will result in a reduction of selling, general and administrative costs and will have an impact on our excess inventory analysis, which is based on forecasted consumption levels driven by sales forecasts.

On November 4, 2021, we completed the separation of our severe genetic disease and oncology programs into two separate, independent publicly traded companies, bluebird bio, Inc. and 2seventy bio, Inc., a Delaware corporation and wholly-owned subsidiary prior to the separation. bluebird bio, Inc. intends to retain focus on our severe genetic disease programs and 2seventy bio, Inc. is expected to focus on the separated oncology programs. In collaboration with BMS, 2seventy bio is commercializing ide-cel and developing bb21217 as treatments for multiple myeloma, a hematologic malignancy that develops in the bone marrow and is fatal if untreated. 2seventy bio is co-developing and co-promoting ide-cel as ABECMA in the United States with BMS and has exclusively licensed to BMS the development and commercialization rights for ide-cel outside of the United States. It has exclusively licensed the development and commercialization rights for the bb21217 product candidate to BMS, with an option for 2seventy bio to elect to co-develop and co-promote bb21217 within the United States. In March 2021, BMS received marketing approval from the FDA for ide-cel, marketed as ABECMA, as a treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Sales of ABECMA by BMS began in the second quarter of 2021. The results for the period ended September 30, 2021 reflect the combined results of the Company and 2seventy bio prior to the effectiveness of the separation, and the forward-looking statements contained within this quarterly report on Form 10-Q pertain solely to the Company, unless otherwise noted.
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
As of September 30, 2021, we had cash, cash equivalents and marketable securities of approximately $970.7 million. We have never been profitable and have incurred net losses in each year since inception. Our net loss was $216.8 million and $664.3 million for the three and nine months ended September 30, 2021, respectively, and our accumulated deficit was $3.56 billion as of September 30, 2021. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years. We expect our expenses will increase in connection with our ongoing and planned activities, as we:
•fund activities related to the potential commercial launches of our late-stage product candidates in the United States;
•add personnel to support our product development and any future commercialization efforts;
•seek regulatory approval for our product candidates;
•manufacture clinical study materials and establish the infrastructure necessary to support and develop large-scale manufacturing capabilities;
•conduct clinical studies for our clinical programs in β-thalassemia and SCD, and advance our preclinical programs into clinical development;
•increase research and development-related activities for the discovery and development of product candidates and technologies in severe genetic diseases; and
•incur costs related to the separation of our portfolio of programs and product in severe genetic disease and oncology into two separate, independent publicly traded companies.
In March 2021, we placed a portion our internal lentiviral vector manufacturing facility into service, while still completing qualification of the remaining portion. In September 2021, we completed the sale of this lentiviral vector manufacturing facility to National Resilience, Inc. Currently all of our manufacturing activities are contracted out to third parties. Additionally, we currently utilize third-party contract research organizations, or CROs, to carry out our clinical development activities. As we seek to obtain regulatory approval for our product candidates and begin commercialization following marketing approval if obtained, we expect to incur significant commercialization expenses as we prepare for and begin product sales, marketing, commercial manufacturing, and distribution at such time. Accordingly, until we generate significant revenues from product sales at such time, we will continue to seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenues from the sale of our products when and if approved in the United States, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.
Business update
Beginning in late 2019, the outbreak of a novel strain of coronavirus (COVID-19) has evolved into a global pandemic. As a result, we continue to experience disruptions and increased risk in our operations and those of third parties upon whom we rely, which may materially and adversely affect our business. These include disruptions and risks related to the conduct of our clinical trials, manufacturing, and commercialization efforts, as policies at various clinical sites and federal, state, local and foreign laws, rules and regulations continue to evolve, including quarantines, travel restrictions, and direction of healthcare resources toward pandemic response efforts. The COVID-19 pandemic has impacted the timing of our ongoing clinical studies, with the result of slower patient enrollment and treatment in our clinical studies and delays in post-treatment follow up visits, the impact of which has varied by clinical study and by program. It has also affected our activities with and operations at our third party manufacturers. It is unknown how long these disruptions could continue. The COVID-19 pandemic has also impacted the timing of our regulatory interactions for marketing approval across our programs. As a result of the demands upon healthcare regulatory authorities, review, inspection, and other activities related to review of regulatory submissions in drug development may be impacted, and may result in delays for an unknown period of time.
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
As of September 30, 2021, we had cash, cash equivalents and marketable securities of $970.7 million. As of completion of the separation, we had restricted cash, cash and cash equivalents, and marketable securities of approximately $518.5 million. We expect our cash, cash equivalents and marketable securities, subsequent to the amount funded to 2seventy bio, will be sufficient to fund current planned operations for at least the next twelve months from the date of issuance of these financial statements. We anticipate reduced 2022 spending, including projected savings through the move of our headquarters to Assembly Row in Somerville, Massachusetts, and the orderly wind down of our European operations. This, together with other anticipated cash inflows, which include both the potential sale of priority review vouchers that would be issued with anticipated U.S. regulatory approvals for BLAs for beti-cel and eli-cel, and the pursuit of additional cash resources through public or private equity or debt financings, are expected to further strengthen our financial condition.
Financial operations overview
Revenues
To date, we have generated immaterial revenues from the sale of products. Our revenues have primarily been derived from collaboration arrangements, out-licensing arrangements, research fees, and grant revenues.
To date, revenue recognized under our collaborative arrangements has been primarily generated from collaboration arrangement with BMS which has been assigned to 2seventy bio as part of the separation. The terms of the arrangement with respect to ide-cel contain multiple promised goods or services, which include at inception: (i) research and development services, (ii) a license to ide-cel, and (iii) manufacture of vectors and associated payload for incorporation into ide-cel under the license.  These performance obligations were fully satisfied during the first quarter of 2021. As of September 2017, the collaboration also included the following promised goods or services with respect to bb21217: (i) research and development services, (ii) a license to bb21217, and (iii) manufacture of vectors and associated payload for incorporation into bb21217 under the license.  We entered into an agreement with BMS to co-develop and co-promote ide-cel in March 2018, which was subsequently amended in May 2020, in which both parties will share equally in U.S. costs and profits.  Revenue from our collaborative arrangements is recognized as the underlying performance obligations are satisfied.
We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”) to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities.  This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.  For collaboration arrangements within the scope of ASC 808, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-

customer relationship and therefore within the scope of ASC 606, Revenue from Contracts with Customers (“Topic 606” or "ASC 606"). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to Topic 606.
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
Where our collaborator is the principal in the product sales, we recognize our share of any profits or losses, representing net product sales less cost of goods sold and shared commercialization and other expenses, in the period in which such underlying sales occur and costs are incurred by our collaborator. We also recognize our share of costs arising from research and development activities performed by our collaborators in the period our collaborators incur such expenses.
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
We plan to continue to invest in research and development for the foreseeable future as we continue to advance the development of beti-cel, eli-cel, and LentiGlobin for SCD, and conduct research and development activities in severe genetic diseases. Our research and development expenses include expenses associated with the following activities:
•for the clinical studies of beti-cel, including our Northstar-2 Study (HGB-207), our Northstar-3 Study (HGB-212), and the associated long-term follow-up protocol;
•for the clinical studies of LentiGlobin for SCD, including our HGB-206 study, our HGB-210 study, and the associated long-term follow-up protocol;
•for the clinical studies of eli-cel, including our ALD-102 study, our ALD-104 study, and the associated long-term follow-up protocol; and
•research and development activities for pipeline programs and technologies in our severe genetic disease platform.
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

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
beti-cel	$13,541	$12,083	$41,901	$49,077
LentiGlobin for SCD	14,365	14,851	43,557	45,611
eli-cel	11,774	11,228	41,877	34,260
ide-cel	10,879	25,856	56,451	78,097
bb21217	1,125	7,080	5,737	20,106
Preclinical programs	17,304	13,401	45,522	41,547
Total direct research and development expense	68,988	84,499	235,045	268,698
Employee-and contractor-related expenses	23,957	15,360	69,635	49,170
Stock-based compensation expense	13,688	18,837	49,324	58,204
Laboratory and related expenses(1)	3,063	2,747	9,668	8,329
License and other collaboration expenses(1)	1,181	1,053	3,386	11,980
Facility expenses	19,900	16,668	60,885	51,221
Other expenses	650	1,267	1,671	3,260
Total other research and development expenses	62,439	55,932	194,569	182,164
Total research and development expense	$131,427	$140,431	$429,614	$450,862
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
Cost of royalty and other revenue
Cost of royalty and other revenue consists of expense associated with amounts owed to third party licensors as a result of revenue recognized under our out-license arrangements, reserves for excess inventory, and an immaterial amount of impairment of in-licensed rights and cost of goods sold related to product revenue.
Restructuring expenses
We record costs and liabilities associated with exit and disposal activities in accordance with ASC 420, Exit and Disposal Cost Obligations, and other costs and liabilities associated with postemployment nonretirement benefits in accordance with ASC 712, Postemployment Nonretirement Benefits. Such costs are based on the estimate of fair value in the period the liabilities are incurred. We evaluate and adjust costs as appropriate for changes in circumstances as additional information becomes available.
Change in fair value of contingent consideration
In June 2014, we acquired Precision Genome Engineering, Inc., or Pregenen.  The agreement provided for up to $135.0 million in future contingent cash payments by us upon the achievement of certain preclinical, clinical and commercial milestones related to the Pregenen technology.
As of September 30, 2021, there are $99.9 million in future contingent cash payments related to commercial milestones. We estimate future contingent cash payments have a fair value of $2.0 million as of September 30, 2021, which are classified within accrued expenses and other current liabilities and other non-current liabilities on our condensed consolidated balance sheets.
Interest income, net
Interest income, net consists primarily of interest income earned on investments.
Other income (expense), net
Other income (expense), net consists primarily of gains and losses on equity securities held by us, gains and losses on disposal of assets, and gains and losses on foreign currency.
Critical accounting policies and estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 23, 2021, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the Notes to Condensed Consolidated Financial Statements.
Results of Operations
Comparison of the three months ended September 30, 2021 and 2020:

	For the three months ended September 30,
	2021	2020	Change
	(in thousands)
Revenue:
Service revenue	$6,312	$13,352	$(7,040)
Collaborative arrangement revenue	14,831	2,422	12,409
Royalty and other revenue	1,534	3,499	(1,965)
Total revenues	22,677	19,273	3,404
Operating expenses:
Research and development	131,427	140,431	(9,004)
Selling, general and administrative	68,277	68,046	231
Cost of royalty and other revenue	19,704	1,318	18,386
Restructuring expenses	20,175	—	20,175
Change in fair value of contingent consideration	48	(828)	876
Total operating expenses	239,631	208,967	30,664
Loss from operations	(216,954)	(189,694)	(27,260)
Interest income, net	319	1,964	(1,645)
Other expense, net	(294)	(6,686)	6,392
Loss before income taxes	(216,929)	(194,416)	(22,513)
Income tax benefit (expense)	113	(329)	442
Net loss	$(216,816)	$(194,745)	$(22,071)

Revenues. Total revenue was $22.7 million for the three months ended September 30, 2021, compared to $19.3 million for the three months ended September 30, 2020. The increase of $3.4 million was primarily attributable to collaborative arrangement revenue recognized under our collaboration arrangement with BMS, driven by our share of ide-cel profits for the third quarter of 2021.
Research and development expenses. Research and development expenses were $131.4 million for the three months ended September 30, 2021, compared to $140.4 million for the three months ended September 30, 2020. The overall decrease of $9.0 million was primarily attributable to the following:
•$10.1 million of decreased collaboration research funding costs, primarily driven by a decrease in expense recognized under our collaboration arrangement with BMS due to decreased research and development costs as a result of ide-cel commercialization;
•$5.4 million of decreased stock-compensation expense due to attrition and an overall decrease in the value of awards;
•$4.4 million of decreased clinical trial costs; and
•$3.4 million of decreased manufacturing expenditures, primarily driven by an overall decrease in manufacturing activity and partially offset by increased manufacturing capacity and maintenance fees incurred under an agreement with one of our contract manufacturing organizations.

These decreased costs were partially offset by:
•$6.6 million of increased employee compensation, benefit, and other headcount related expenses, primarily driven by our employee retention program which commenced during the first quarter of 2021;
•$5.2 million of increased license and milestone fees; and
•$4.0 million of increased information technology and facility-related costs.
Selling, general and administrative expenses. Selling, general and administrative expenses were $68.3 million for the three months ended September 30, 2021, compared to $68.0 million for the three months ended September 30, 2020. The overall increase of $0.2 million was primarily attributable to $6.8 million of increased consulting and professional fees associated with the on-going project to separate our severe genetic disease and oncology programs into two separate, independent publicly traded companies.
These increased costs were partially offset by:
•$4.4 million of decreased stock-based compensation expense due to attrition and an overall decrease in the value of awards; and
•$1.9 million of decreased commercial-readiness costs due to our decision to focus our efforts on the U.S. market for beti-cel, eli-cel, and LentiGlobin for SCD.
Cost of royalty and other revenue. Cost of royalty and other revenue was $19.7 million for the three months ended September 30, 2021, compared to $1.3 million for the three months ended September 30, 2020. The increase is primarily attributable to reserves for excess inventory recognized during the second and third quarters of 2021 based on forecasted consumption levels as of September 30, 2021.
Restructuring expenses. The increase in restructuring expenses is primarily related to the costs associated with the reduction in workforce as a result of our decision to wind down our European operations.
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
Other expense, net. The decrease in other expense, net was primarily related to changes in fair value of equity securities.

Comparison of the nine months ended September 30, 2021 and 2020:

	For the nine months ended September 30,
	2021	2020	Change
	(in thousands)
Revenue:
Service revenue	$17,544	$108,542	$(90,998)
Collaborative arrangement revenue	18,020	114,398	(96,378)
Royalty and other revenue	7,379	17,086	(9,707)
Total revenues	42,943	240,026	(197,083)
Operating expenses:
Research and development	429,614	450,862	(21,248)
Selling, general and administrative	229,708	209,922	19,786
Share of collaboration loss	10,071	—	10,071
Cost of royalty and other revenue	37,286	3,897	33,389
Restructuring expenses	24,800	—	24,800
Change in fair value of contingent consideration	464	(5,591)	6,055
Total operating expenses	731,943	659,090	72,853
Loss from operations	(689,000)	(419,064)	(269,936)
Interest income, net	1,468	10,258	(8,790)
Other income (expense), net	23,375	(9,582)	32,957
Loss before income taxes	(664,157)	(418,388)	(245,769)
Income tax expense	(169)	(433)	264
Net loss	$(664,326)	$(418,821)	$(245,505)

Revenues. Total revenue was $42.9 million for the nine months ended September 30, 2021, compared to $240.0 million for the nine months ended September 30, 2020. The decrease of $197.1 million was primarily attributable to a cumulative catch-up adjustment to revenue recorded in connection with the May 2020 BMS contract modification in the second quarter of 2020.
Research and development expenses. Research and development expenses were $429.6 million for the nine months ended September 30, 2021, compared to $450.9 million for the nine months ended September 30, 2020. The overall decrease of $21.2 million was primarily attributable to the following:
•$37.5 million of decreased manufacturing-related expenditures, primarily driven by the capitalization of commercial inventory in the first half of 2021 and an overall decrease in manufacturing activity. This decrease was partially offset by increased manufacturing capacity and maintenance fees incurred under an agreement with one of our contract manufacturing organizations;
•$9.3 million of decreased stock-based compensation expense due to attrition and an overall decrease in the value of awards; and
•$8.8 million of decreased clinical trial costs, primarily driven by the clinical hold from February 2021 to June 2021 in our studies of LentiGlobin for SCD.
These decreased costs were partially offset by:
•$19.5 million of increased employee compensation, benefit, and other headcount related expenses, primarily driven by our employee retention program which commenced during the first quarter of 2021; and
•$14.8 million of increased collaboration research funding costs, which represents our share of research and development costs under our collaboration with BMS. The increase is also attributable to our recognition of collaborative arrangement revenue rather than collaboration expense in the second quarter of 2020 as a result of the May 2020 contract modification with BMS.

Selling, general and administrative expenses. Selling, general and administrative expenses were $229.7 million for the nine months ended September 30, 2021, compared to $209.9 million for the nine months ended September 30, 2020. The overall increase of $19.8 million was primarily attributable to the following:
•$16.5 million of increased employee compensation, benefit, and other headcount related expenses, primarily driven by our employee retention program which commenced during the first quarter of 2021; and
•$21.0 million of increased consulting and professional fees associated with the on-going project to separate our severe genetic disease and oncology programs into two separate, independent publicly traded companies.
These increased costs were partially offset by:
•$11.0 million of decreased stock-based compensation expense due to attrition and an overall decrease in the value of awards; and
•$3.8 million of decreased commercial readiness costs, driven by the temporary suspension of the marketing of beti-cel in light of safety events reported in February 2021 in the HGB-206 study of LentiGlobin for SCD.
Share of collaboration loss. Share of collaboration loss represents our share of net loss arising from the commercialization of ide-cel, under the BMS collaboration. BMS is the principal seller in the sales of ide-cel and they received marketing approval for ide-cel in March 2021. Net loss from commercialization represents our share of gross product revenue from product sales less cost of goods sold and selling costs offset by the reimbursement of a portion of commercial related costs incurred by us during the quarter.
Cost of royalty and other revenue. Cost of royalty and other revenue was $37.3 million for the nine months ended September 30, 2021, compared to $3.9 million for the nine months ended September 30, 2021. The increase is primarily attributable to reserves for excess inventory recognized during the second and third quarters of 2021 based on forecasted consumption levels as of September 30, 2021.
Restructuring expenses. The increase in restructuring expenses is primarily related to the costs associated with the reduction in workforce as a result of our decision to wind down our European operations.
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
Other income (expense), net. The change in other income (expense), net was primarily related to the gain recognized on equity securities.
Liquidity and Capital Resources
As of September 30, 2021, we had cash, cash equivalents and marketable securities of approximately $970.7 million. As of completion of the separation, we had restricted cash, cash and cash equivalents, and marketable securities of approximately $518.5 million. We expect our cash, cash equivalents, and marketable securities, net of the amount funded to 2seventy bio, will be sufficient to fund planned operations for at least the next twelve months from the date of issuance of these financial statements. We anticipate reduced 2022 spending, including projected savings through the move of our headquarters to Assembly Row in Somerville, Massachusetts, and the orderly wind down of our European operations. This, together with other anticipated cash inflows, which include both the potential sale of priority review vouchers that would be issued with anticipated U.S. regulatory approvals of BLAs for beti-cel and eli-cel, and the pursuit of additional cash resources through public or private equity or debt financings, are expected to further strengthen our financial condition. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2021, our funds are primarily held in U.S. Treasury securities, U.S. government agency securities, equity securities, corporate bonds, commercial paper, and money market accounts.
We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of September 30, 2021 we had an accumulated deficit of $3.56 billion. We expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.

The likelihood of our long-term success must be considered in light of the expenses, difficulties, and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate. We may never achieve significant revenue or profitable operations.
Sources of Liquidity
Cash Flows
The following table sets forth the primary sources and uses of cash for each of the periods below:

	For the nine months ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(495,914)	$(315,158)
Net cash provided by (used in) investing activities	501,625	(233,161)
Net cash provided by financing activities	80,060	545,283
Net increase in cash, cash equivalents and restricted cash	$85,771	$(3,036)
Cash Flows from Operating Activities. The $180.8 million increase in cash used in operating activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the increase in net loss during this period of $245.5 million, which was driven by a cumulative catch-up adjustment to revenue recorded in connection with the May 2020 BMS contract modification in the second quarter of 2020. Cash used in operating activities was also driven by changes in operating assets and liabilities.
Cash Flows from Investing Activities. The $734.8 million increase in cash provided by investing activities for the nine months ended September 30, 2021 was primarily due to a decrease in cash used to purchase marketable securities of $543.0 million, and increase in proceeds from maturities of marketable securities of $79.9 million compared to the nine months ended September 30, 2020. It was also driven by the sale of the Durham, North Carolina manufacturing facility, which resulted in proceeds of $110.3 million.
Cash Flows from Financing Activities. The $465.2 million decrease in cash provided by financing activities was primarily driven by a decrease of $541.5 million in proceeds from public offering of common stock, net of issuance costs, offset by an increase in proceeds from issuance of common stock and warrants of $75.0 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Contractual Obligations and Commitments
Except as discussed in Note 8, Leases, and Note 9, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements, there have been no material changes to our contractual obligations and commitments as included in our Annual Report on Form 10-K, which was filed with the SEC on February 23, 2021.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of September 30, 2021 and December 31, 2020, we had cash, cash equivalents and marketable securities of $970.7 million and $1.27 billion, respectively, primarily invested in U.S. government agency securities and Treasuries, equity securities, corporate bonds, commercial paper and money market accounts invested in U.S. government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2021, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $4.1 million.

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
As of September 30, 2021, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021 there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2021, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
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
Risks related to commercialization
*We have limited experience as a commercial company and the marketing and sale of beti-cel, eli-cel, and LentiGlobin for SCD following marketing approval, if and when obtained, may be unsuccessful or less successful than anticipated.
We have limited experience as a commercial company. To-date, our experience as a commercial company has been limited to commercializing beti-cel in the European Union. In August 2021, we announced that we are focusing our efforts in the near-term on the U.S. market and plan to execute an orderly wind down of our European operations. Consequently, there is limited information about our ability to overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. To execute our business plan, we will need to successfully:
•gain regulatory acceptance for the development and commercialization of beti-cel, eli-cel, and LentiGlobin for SCD;
•obtain adequate pricing and reimbursement for beti-cel, eli-cel, and LentiGlobin for SCD;
•establish and maintain, in the geographies where we hope to treat patients, relationships with qualified treatment centers who will be treating the patients who receive beti-cel, eli-cel, and LentiGlobin for SCD;
•manage our spending as costs and expenses increase due to clinical trials, marketing approvals, and commercialization, including for any extension of marketing approval of beti-cel, eli-cel, and LentiGlobin for SCD; and
•develop and maintain successful strategic alliances.
If we are not successful in accomplishing these objectives, we may not be able to develop and commercialize beti-cel, eli-cel, or LentiGlobin for SCD, raise capital, expand our business, or continue our operations.
*The commercial success of beti-cel, eli-cel, and LentiGlobin for SCD following marketing approval, if and when obtained, will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community.
The commercial success of beti-cel, eli-cel, and LentiGlobin for SCD following marketing approval, if and when obtained, will depend in part on the medical community, patients, and third-party or governmental payers accepting gene therapy products in general, and beti-cel, eli-cel, and LentiGlobin for SCD, in particular, as medically useful, cost-effective, and safe. Beti-cel, eli-cel, and LentiGlobin for SCD that we may bring to the market may not gain market acceptance by physicians, patients, payers and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of beti-cel, eli-cel, and LentiGlobin for SCD following marketing approval, if and when obtained, will depend on a number of factors, including:
•the potential efficacy and potential advantages over alternative treatments;
•the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
•the prevalence and severity of any side effects resulting from the chemotherapy and myeloablative treatments associated with the procedure by which our potential products are administered;
•relative convenience and ease of administration;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support and timing of market introduction of competitive products;
•the pricing of our potential products;
•publicity concerning our potential products, or competing products and treatments; and
•sufficient insurance coverage or reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and payers on the benefits of our potential products may require significant resources and may never be successful. For instance, following marketing approval of beti-cel in the European Union, we did not reach agreement with payers on an acceptable price for reimbursement in our priority markets in Europe, and we have withdrawn our marketing authorization for eli-cel in Europe, and intend to withdraw our marketing authorizations in Europe for beti-cel in early 2022. We can make no assurances as to when we, or any future licensee or commercialization partner, will resume marketing of beti-cel or begin marketing eli-cel in Europe, if ever. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors. Any of these factors may cause beti-cel, eli-cel, or LentiGlobin for SCD, to be unsuccessful or less successful than anticipated.
*If the market opportunities for our potential products are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.
We focus our research and product development on treatments for severe genetic diseases and cancer. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our potential products, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. Additionally, the potentially addressable patient population for our potential products may be limited or may not be amenable to treatment with our potential products. For instance, in our HGB-206 clinical study of LentiGlobin for SCD, we have received notice of safety events of acute myeloid leukemia or myelodysplastic syndrome, and additional such events may be reported in the future. If these safety events are shown to be related to the use of our lentiviral vector in the manufacture of the gene therapy or the use of myeloablative regimens prior to treatment, or if we are not able to rule out our drug product as a potential cause, the market opportunity for our gene therapies may be negatively impacted even if our gene therapies ultimately receive marketing approval.
Even if we obtain significant market share for a product within an approved indication, because the potential target populations for our potential products are small, we may never achieve profitability without obtaining marketing approval for additional indications.
Any of these factors may negatively affect our ability to generate revenues from sales of our potential products and our ability to achieve and maintain profitability and, as a consequence, our business may suffer.
*We rely on a complex supply chain for beti-cel, eli-cel, and LentiGlobin for SCD. The manufacture and delivery of our lentiviral vector and drug products present significant challenges for us, and we may not be able to produce our vector and drug products at the quality, quantities, locations or timing needed to support commercialization following marketing approval if and when obtained and our clinical programs. In addition, we may encounter challenges with engaging or coordinating with qualified treatment centers needed to support commercialization following marketing approval if and when obtained.
In order to commercialize beti-cel, eli-cel, and LentiGlobin for SCD following marketing approval, if and when obtained, we will need to develop, contract for, or otherwise arrange for the necessary manufacturing capabilities. We currently rely on third parties to manufacture the lentiviral vectors and the drug product for any clinical trials that we conduct. We have not secured all of the commercial-scale manufacturing capacity that we anticipate requiring for the commercialization of our product candidates, if they should receive marketing approval. If we fail to secure adequate capacity to manufacture our drug products or lentiviral vectors used in the manufacture of our drug products, we may be unable to execute on our development and commercialization plans on the timing that we expect, or at all.
The manufacture of lentiviral vectors and drug products is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, managing the transition from clinical manufacturing to manufacturing in the commercial setting, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot make any assurances that these problems will not occur in the future, or that we will be able to resolve or address in a timely manner or with available funds problems that occur. Because of this complexity, transitioning production of either lentiviral vectors or drug products to backup or second source manufacturing, or to internal manufacturing capacity, requires a lengthy technology transfer process and may require additional significant financial expenditures. Furthermore, our cost of goods development is at an early stage. The actual cost to manufacture our lentiviral vectors and drug products could be greater than we expect and could materially and adversely affect the commercial viability of beti-cel, eli-cel, or LentiGlobin for SCD. If we or such third-party manufacturers are unable to produce the necessary quantities of lentiviral vectors and our drug products, or in compliance with GMP or other pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and commercialization of our potential products may be materially harmed. Furthermore, if we or our third-party manufacturers are unable to produce our lentiviral vectors or our drug products in quantities, in accordance with regulatory requirements, including quality requirements, or within the time frames that we need to support our development and commercialization activities, it may result in delays in our plans or increased capital expenditures.
In addition, any significant disruption in our supplier relationships could harm our business. We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain key materials that are used to manufacture beti-cel, eli-cel, and LentiGlobin for SCD. Such suppliers may not sell these key materials to us or to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these key materials by our manufacturers. Moreover, we currently do not have agreements for the commercial supply for all of these key materials.
Additionally, since the HSCs used as starting material for drug products have a limited window of stability following procurement from a patient, we must establish transduction facilities in the regions where we wish to commercialize beti-cel, eli-cel, and LentiGlobin for SCD following marketing approval, if and when obtained. Establishment of such facilities may be financially impractical or impeded by technical, quality, or regulatory issues related to these new sites and we may also run into technical or scientific issues related to transfer of our transduction process or other developmental issues that we may be unable to resolve in a timely manner or with available funds.
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
*We have limited sales and distribution experience and limited capabilities for marketing and market access. We expect to invest significant financial and management resources to establish these capabilities and infrastructure to support commercial operations following marketing approval if and when obtained. If we are unable to establish these commercial capabilities and infrastructure or to enter into agreements with third parties to market and sell our potential products, we may be unable to generate sufficient revenue to sustain our business.
We have limited prior sales or distribution experience and limited capabilities for marketing and market access, and we have yet to generate meaningful product sales following the commercial launch of beti-cel in Europe following marketing approval. To successfully commercialize beti-cel, eli-cel, and LentiGlobin for SCD following marketing approval, if and when obtained, we will need to further develop these capabilities. We may need to expand our infrastructure to support commercial operations in the United States, either on our own or with others. Commercializing an autologous gene therapy is resource-intensive and has required, and will continue to require, substantial investment in commercial capabilities. We are competing with companies that currently have extensive and well-funded marketing and sales operations. Without significant commercial experience as a company or the support of a third-party to perform these functions, including marketing and sales functions, we may be unable to compete successfully against these more established companies. Furthermore, a significant proportion of the patient populations for beti-cel, eli-cel, and LentiGlobin for SCD lies outside of the United States. We currently expect to focus our operations and efforts on markets in the United States and intend to rely heavily on third parties for geographies outside of the United Sates. We may enter into collaborations with third parties to utilize their mature marketing and distribution capabilities, but we may be unable to enter into agreements on favorable terms, if at all. If we do not enter into collaboration arrangements with third parties to pursue regulatory authorization or commercialization of our programs for markets outside of the United States, or if our future collaborative partners do not commit sufficient resources to such efforts, we may be unable to generate sufficient revenue to sustain our business.

*The insurance coverage and reimbursement status of newly-approved products in the United States is uncertain. Due to the novel nature of our technology and the potential for our product to offer lifetime therapeutic benefit in a single administration, we face additional challenges in obtaining adequate pricing and reimbursement for our product. Failure to obtain or maintain adequate coverage and reimbursement for any new or current product could limit our ability to market those products and decrease our ability to generate revenue.
The availability and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford expensive treatments, such as gene therapy products. Sales of our potential products will depend substantially, both domestically and abroad, on the extent to which the costs of our potential products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other payers. There is no assurance that the approved prices or reimbursement levels that payers will be willing to pay will be acceptable to us. In addition, because our therapies represent new treatment approaches, the estimation of potential revenues will be complex.
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
Moreover, increasing efforts by governmental and third-party payers, in the United States and abroad, to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for beti-cel, eli-cel, or LentiGlobin for SCD following marketing approval, if and when obtained. We expect to experience pricing pressures in connection with the sale of our potential products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. Net prices for drugs may be reduced by mandatory discounts or rebates required by government or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
Furthermore, because our target patient populations are relatively small, the pricing and reimbursement of our potential products must be adequate to cover the costs to treat and support the treatment of patients. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our potential products will be adversely affected. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
In addition, the administration of autologous drug products requires procedures for the collection of HSCs from the patient, followed by chemotherapy and myeloablative treatments, before infusion of the engineered cell therapy product. The manner and level at which reimbursement is provided for these services is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our product.
Although we have proposed novel payment models, including outcomes-based arrangements with payments over time, to assist with realizing the value and sharing the risk of a potential one-time treatment, we did not reach agreement with payers on an acceptable price for reimbursement in our priority markets in Europe. In addition, to the extent reimbursement for our product is subject to outcomes-based arrangements, the total payments received from product sales may vary, our cash collection of future payments and revenue assumptions from product sales will be at risk, and the timing of revenue recognition may not correspond to the timing of cash collection. We plan on commercializing our product candidates in the United States once approved, and will be subject to price reporting obligations set forth by CMS. To the extent reimbursement for our potential products in the United States by U.S. governmental payers is subject to outcomes-based arrangements, the increased complexity increases the risk that CMS may disagree with the assumptions and judgments that we use in our price reporting calculations, which may result in significant fines and liability.
Collectively, these factors could affect our ability to successfully commercialize our potential products and generate or recognize revenues, which would adversely impact our business, financial condition, results of operations and prospects.
Risks related to the research and development of our product candidates
*We cannot predict when or if we will obtain marketing approval to commercialize beti-cel, eli-cel, or LentiGlobin for SCD, and the marketing approval of our product candidates may ultimately be for more narrow indications than we expect. If our product candidates are not approved in a timely manner or at all for any reason, our business prospects, results of operations, and financial condition would be adversely affected.
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
In general, the FDA requires the successful completion of two pivotal trials to support approval of a biologics licensing application, or BLA, but in certain circumstances, will approve a BLA based on only one pivotal trial. Because beti-cel has been granted the FDA’s Fast Track and Breakthrough Therapy designations, we are engaged in discussions with the FDA regarding the development plans for beti-cel to enable a submission of a BLA prior to the completion of our ongoing studies. Based on these discussions, we believe the results from our ongoing Northstar-2 and Northstar-3 clinical studies, together with data from our Northstar study, the LTF-303 long-term follow up protocol, and completed HGB-205 study, could be sufficient to form the basis for a BLA submission for beti-cel to treat patients with β-thalassemia who require regular blood cell transfusions. However, it should be noted that our ability to obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data available at such time, and the available data may not be sufficiently robust from a safety and/or efficacy perspective to support the approval of a BLA. Depending on the outcome of these ongoing clinical studies, the FDA may require that we conduct additional or larger pivotal trials before we can obtain approval of a BLA for beti-cel for the treatment of patients with TDT. Furthermore, we are required to submit data relating to certain release assays designed to confirm the quality, purity and strength (including potency) of beti-cel as a condition for filing the BLA, which has the potential for further delaying the the filing of our BLA, with the potential consequence of delaying any approval and commercial launch of beti-cel in the United States.
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
The manufacturing processes for our lentiviral vectors and our drug products are complex. We explore improvements to our manufacturing processes on a continual basis, as we evaluate clinical and manufacturing data and based on discussions with regulatory authorities. In some circumstances, changes in the manufacturing process may require us to perform additional comparability studies, collect additional data from patients, submit additional regulatory filings, or comply with additional requirements, which may lead to delays in our clinical development and commercialization plans. For instance, following the conditional approval of beti-cel by the European Commission, we continued to refine our commercial drug product manufacturing process to narrow some of the manufacturing process parameters and to tighten the range of commercial drug product release specifications, based on discussions with the European Medicines Agency and evolving clinical data. Implementing these changes to the beti-cel commercial manufacturing process had the effect of delaying our ability to treat the first patient in the commercial context in Europe. In LentiGlobin for SCD, we plan to seek regulatory approval for drug product utilizing lentiviral vector manufactured using the scalable suspension manufacturing process, rather than the adherent manufacturing process. The FDA may not agree with our proposed plans for demonstrating the comparability of the two processes, and may require us to conduct additional studies, collect additional data, develop additional assays, or modify release specifications, which may delay our ability to submit a BLA for regulatory approval of LentiGlobin for SCD. Over time, we also intend to transition the lentiviral vector manufacturing process for beti-cel in the United States to the suspension manufacturing process, and the timing in which we are able to make the transition will be dependent upon reaching agreement with the FDA, which may require us to conduct additional studies, collect additional data, develop additional assays, or modify release specifications.
We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced, safer or effective than ours, which may adversely affect our financial condition and our ability to successfully develop and commercialize beti-cel, eli-cel, and LentiGlobin for SCD. If our competitors obtain orphan drug exclusivity for products that regulatory authorities determine constitute the same drug and treat the same indications as our product candidates, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
We are engaged in the development of gene therapies for severe genetic diseases, which is a competitive and rapidly-changing field. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, more experienced manufacturing capabilities, or more established commercial infrastructure. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, or less costly than any products that we may develop, or achieve patent protection, marketing approval, product commercialization and market penetration earlier than us. Additionally, technologies developed by our competitors may render our potential products uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors. For additional information regarding our competition, see “Item 1. Business—Competition” in our Annual Report on Form 10-K.
Even if we are successful in achieving marketing approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars due to the changing regulatory environment. In the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. This pathway could allow competitors to reference data from biological products already approved after 12 years from the time of approval. In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In Europe, a competitor may reference data from biological products already approved, but will not be able to get on the market until 10 years after the time of approval. This 10-year period will be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with our potential products. If competitors are able to obtain marketing approval for biosimilars referencing our potential products, our potential products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. Expiration or successful challenge of our applicable patent rights could also trigger competition from other products, assuming any relevant exclusivity period has expired.
In addition, although beti-cel, eli-cel, and LentiGlobin for SCD have been granted orphan drug status by the FDA there are limitations to the exclusivity. In the United States, the exclusivity period for orphan drugs is seven years, while pediatric exclusivity adds six months to any existing patents or exclusivity periods. Generally, if a product with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our potential products for the exclusivity period for the applicable indication.
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
The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our platform technologies. Our research programs in severe genetic diseases may fail to identify other potential product candidates for clinical development for a number of reasons. We may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If any of these events occur, we may be forced to abandon our research, development or commercialization efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.
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
A potentially significant risk in any gene therapy product using viral vectors that can integrate into the genome is that the vector will insert in or near cancer-causing genes, leading to the proliferation of certain cellular clones that can cause cancer in the patient, known as insertional oncogenesis. Clonal predominance and vector insertion into or near genes associated with cancer in the general population has been detected in some patients treated with eli-cel. In August 2021, two patients have been diagnosed with myelodysplastic syndrome (MDS) likely mediated by Lenti-D lentiviral vector insertion. The FDA has placed our clinical studies of eli-cel on clinical hold, and we have no assurance as to what the FDA may require for lifting the clinical hold, the timing of when the clinical hold may be lifted, and whether the timeline of the BLA filing for eli-cel may be delayed. It is possible that the FDA may also place a clinical hold on our clinical studies for beti-cel and LentiGlobin for SCD, or may require additional information, testing, or monitoring that results in delays to the regulatory timelines for these programs. In addition, we cannot make assurances that additional patients treated with eli-cel, beti-cel or LentiGlobin for SCD in the clinical or commercial setting will not exhibit clonal predominance in the future, that additional patients will not be diagnosed with MDS, or that the patient diagnosed with MDS or any other patient will not develop leukemia or lymphoma. It is possible that upon occurrence of any of these events, FDA may place one or more of our programs on hold, impose requirements that result in delays for regulatory approval for one or more of our programs, or may cause us to cease commercialization following the receipt of any marketing approval. If any of these were to occur, the commercial potential of our programs may be materially and negatively impacted.
There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. The FDA has stated that lentiviral vectors possess characteristics that may pose high risks of delayed adverse events. If any such adverse events occur, further advancement of our clinical studies could be halted or delayed, and we may be unable to commercialize any such approved product. Furthermore, treatment with our potential products involve chemotherapy or myeloablative treatments which can cause side effects or adverse events that may impact the perception of the potential benefits of our potential products. For instance, myelodysplastic syndrome leading to acute myeloid leukemia is a known risk of certain myeloablative regimens. Additionally, beti-cel, eli-cel, or LentiGlobin for SCD, the procedures associated with their administration, or with the collection of patients' cells, could potentially cause other adverse events that have not yet been predicted. The inclusion of patients with significant underlying medical problems in our clinical studies may result in deaths, or other adverse medical events, due to other therapies or medications that such patients may be using, or the progression of their disease.
For instance, it is possible that the events of myelodysplastic syndrome and acute myeloid leukemia previously reported in our HGB-206 clinical study were caused by the LentiGlobin for SCD drug product, in combination with underlying sickle cell disease, transplant procedure, and stress on the bone marrow following drug product infusion. Even if a product such as LentiGlobin for SCD, eli-cel or beti-cel is ultimately approved, such safety events may result in the product being removed from the market or its market opportunity being significantly reduced. Other patients receiving our product candidates may develop leukemia, lymphoma, or myelodysplastic syndrome in the future, which may negatively impact the commercial prospects of our product candidates. Any of these events could impair our ability to develop or commercialize our product candidates, and their commercial potential may be materially and negatively impacted.
Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our potential products or adversely affect our ability to conduct our business or obtain and maintain marketing approvals for our product candidates.
Public perception may be influenced by claims that gene therapy, including gene editing technologies, is unsafe or unethical, and research activities and adverse events in the field, even if not ultimately attributable to us or our product candidates, could result in increased governmental regulation, unfavorable public perception, challenges in recruiting patients to participate in our clinical studies, potential regulatory delays in the testing or approval of our potential products, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any approved products.
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
If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our lentiviral vectors and drug products in accordance with GMP, whether due to the impacts of COVID-19 or otherwise, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND and BLA submissions and approval of our product candidates, or to support commercialization of our products, if approved. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us at any time. If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.
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
We may be forced to manufacture lentiviral vector and drug product ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture our lentiviral vector or drug product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Any of these events could lead to clinical study delays or failure to obtain marketing approval, or impact our ability to successfully commercialize our potential products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.
We and our contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.
All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Some components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and where required, must adhere to the FDA’s or other regulator’s good laboratory practices, or GLP, and GMP regulations enforced by the FDA or other regulator through facilities inspection programs. Some of our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA or other marketing approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA or other marketing approval of the products will not be granted.
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
These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our potential products, cause us to incur higher costs and prevent us from commercializing our potential products successfully. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenues.
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
We have incurred net losses in each year since our inception in 1992, including net losses of $664.3 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $3.56 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We have not generated material revenues from the sale of beti-cel in the European Union, and we do not expect to generate meaningful product revenues in the foreseeable future until we obtain marketing approval for products in the United States. Following marketing approval, our future revenues will depend upon the size of any markets in which our potential products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our potential products in those markets.
We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
•continue our research and preclinical and clinical development of our product candidates;
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
We expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase, which costs may increase further as competitors enter the market. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate material product revenues, we may not become profitable and may need to obtain additional funding to continue operations.
*From time to time, we will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
We are currently advancing our late-stage programs in severe genetic diseases through clinical development. Developing and commercializing gene therapy products is expensive, and we expect our research and development expenses and our commercialization expenses to increase substantially in connection with our ongoing activities, particularly as we advance our product candidates and progress our commercialization readiness efforts in the United States. We do not expect to recognize material revenue from commercial sales of beti-cel or eli-cel in Europe prior to our planned wind down of our European operations.
As of September 30, 2021, our cash, cash equivalents and marketable securities were $970.7 million. As of completion of the separation, we had restricted cash, cash and cash equivalents, and marketable securities of approximately $518.5 million. Based on our current business plan, we expect our cash, cash equivalents and marketable securities will be sufficient to fund planned operations for at least the next twelve months from the date of issuance of these financial statements. Our current business plan assumes continued rigorous prioritization and focus on our expenses, real estate optimization, and exploration of additional sources of funding, including through public or private equity or debt financings, to further strengthen our financial position. However, our operating plan may change further as a result of the COVID-19 pandemic and the surrounding economic conditions, as well as many other factors currently unknown to us. In addition, we may seek additional funds through government or other third-party funding, marketing and distribution arrangements or other collaborations, strategic alliances and licensing arrangements or a combination of these approaches, during this period. In any event, we will require additional capital to obtain marketing approval for, and to commercialize, our product candidates. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic objectives.
Our fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our potential products following marketing approval if and when obtained. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.
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
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct. We may be incorrect in our assumptions regarding the applicability of drug pricing programs and rebates that may be applicable to our potential products, which may result in our under- or over-estimating our anticipated product revenues especially as applicable laws and regulations governing pricing evolve over time. In addition, to the extent payment for our potential products is subject to outcomes-based arrangements over time, the total payments received from product sales may vary, our cash collection of future payments and revenue assumptions from product sales will be at risk, and the timing of revenue recognition may not correspond to the timing of cash collection.
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
We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our product candidates, our marketing approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.
The use of our product candidates in clinical studies and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients participating in clinical trials, consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates. There is a risk that our product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
Patients with the diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain marketing approval for any approved product, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our product candidates the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our marketing approval process in other countries, or impact and limit the type of marketing approval our product candidates may receive or any approved product maintains. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our potential products, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
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
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our potential products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.
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
Risks related to the separation of our oncology programs and portfolio
*We may incur operational difficulties or be exposed to claims and liabilities as a result of the separation of 2seventy bio.
On November 4, 2021, we distributed all of the outstanding shares of 2seventy bio, Inc., or 2seventy, common stock to our stockholders in connection with the separation of our oncology programs and portfolio. In connection with the distribution, we entered into a separation agreement and various other agreements (including a tax matters agreement, an employee matters agreement, transition services agreements and an intellectual property license agreement). These agreements govern the separation and distribution and the relationship between the us and 2seventy going forward, including with respect to potential tax-related losses associated with the separation and distribution. They also provide for the performance of services by each company for the benefit of the other for a period of time.
The separation agreement provides for indemnification obligations designed to make 2seventy financially responsible for many liabilities that may exist relating to its business activities, whether incurred prior to or after the distribution, including any pending or future litigation, but we cannot guarantee that 2seventy will be able to satisfy its indemnification obligations. It is also possible that a court would disregard the allocation agreed to between us and 2seventy and require us to assume responsibility for obligations allocated to 2seventy. Third parties could also seek to hold us responsible for any of these liabilities or obligations, and the indemnity rights we have under the separation agreement may not be sufficient to fully cover all of these liabilities and obligations. Even if we are successful in obtaining indemnification, we may have to bear costs temporarily. In addition, our indemnity obligations to 2seventy, including those related to assets or liabilities allocated to us, may be significant. These risks could negatively affect our business, financial condition or results of operations.
The separation of 2seventy continues to involve a number of additional risks, including, among other things, the potential that management’s and our employees’ attention will be significantly diverted by the provision of transitional services or that we may incur other operational challenges or difficulties as a result of the separation. Certain of the agreements described above provide for the performance of services by each company for the benefit of the other for a period of time. If 2seventy is unable to satisfy its obligations under these agreements, we could incur losses and may not have sufficient resources available for such services. These arrangements could also lead to disputes over rights to certain shared property and over the allocation of costs and revenues for products and operations. Our inability to effectively manage the transition activities and related events could adversely affect our business, financial condition or results of operations.
*We may fail to realize some or all of the anticipated benefits of the proposed separation.
The anticipated operational, financial, strategic and other benefits of the separation of 2seventy may not be achieved. The combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the separation not occurred. The combined value of the common stock of the two companies could be lower than anticipated for a variety of reasons, including the failure of either company to operate and compete effectively as an independent company. The common stock price of each company may experience periods of extreme volatility. In addition, following the separation we are smaller and less diversified, with a narrower business focus, and may be more vulnerable to changing market conditions. The separation also presents a number of significant risks to our internal processes, including the failure to maintain an adequate control environment due to changes to our infrastructure technology systems and financial reporting processes.
*The separation may impede our ability to attract and retain key personnel, which could materially harm our business
Following the separation, we will need to continue to attract and retain qualified key personnel in a highly competitive environment. Our ability to attract, recruit and retain such talent will depend on a number of factors, including the hiring practices of our competitors, the performance of our development and clinical programs, our compensation and benefits, work location and work environment and economic conditions affecting our industry generally. If we cannot effectively hire and retain qualified employees, our business, prospects, financial condition and results of operations could suffer.
*Completion of the separation of 2seventy resulted in substantial changes in our board of directors and management.
Completion of the separation of 2seventy resulted in substantial changes in our board of directors and management. In particular, our former chief executive officer, Nick Leschly, resigned from that position (although Mr. Leschly continues to serve on our board of directors). In addition, Philip Gregory, our former chief scientific officer, and Chip Baird, our former chief financial officer, resigned from their positions with us to join management positions with 2seventy. Furthermore, Dan Lynch, Ramy Ibrahim, Denice Torres, William Sellers, Sarah Glickman and Marcela Maus resigned as members of our board of directors upon the completion of the separation. These senior officer and board level changes could be disruptive to our operations, present significant management challenges and could harm our business.
*The separation may result in disruptions to, and harm our relationships with, our strategic business partners.
Uncertainty related to the separation may lead the suppliers, research organizations, and other parties with which we currently do business or may do business in the future to terminate or attempt to negotiate changes in our existing business relationships, or cause them to delay entering into business relationships with us or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our business, prospects, financial condition and results of operations.

*If the distribution of shares of 2seventy bio, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.
The completion of the distribution was conditioned upon, among other things, our receipt of a private letter ruling from the IRS, and an opinion from Goodwin Procter LLP, both satisfactory to our board of directors and both continuing to be valid, together confirming that the distribution, together with certain related transactions, generally is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. We have received a favorable private letter ruling from the IRS addressing one significant issue of the qualification of the distribution under Section 355 of the Code. However, the private letter ruling does not address the remaining issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. The IRS private letter ruling and opinion of Goodwin Procter LLP were based, among other things, on various facts and assumptions, as well as certain representations, statements and undertakings from us and 2seventy bio (including those relating to the past and future conduct of us and 2seventy bio) and were subject to certain caveats. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or 2seventy bio breach any of our respective covenants relating to the separation, the IRS private letter ruling and tax opinion may be invalid. Moreover, the opinion is not binding on the IRS or any courts. Accordingly, notwithstanding receipt of the IRS private letter ruling and an opinion of Goodwin Procter LLP, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes.
If the distribution, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, we would recognize taxable gain as if we have sold 2seventy bio’s distributed common stock in a taxable sale for its fair market value and our stockholders who receive shares of 2seventy bio common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
In connection with the distribution, we and 2seventy bio entered into a tax matters agreement pursuant to which each party is responsible for certain liabilities and obligations following the distribution. In general, under the terms of the tax matters agreement, if the distribution, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, and if and to the extent that such failure results from a prohibited change of control in us under Section 355(e) of the Code, or an acquisition of our stock or assets or certain actions, omissions or failures to act, by us, then we will bear any resulting taxes, interest, penalties and other costs. If and to the extent that such failure results from a prohibited change of control in 2seventy bio under Section 355(e) of the Code or an acquisition of 2seventy bio stock or assets or certain actions by 2seventy bio, then 2seventy bio will be obligated to indemnify us for any resulting taxes, interest, penalties and other costs, including any reductions in our net operating loss carryforwards or other tax assets. If such failure does not result from a prohibited change of control in bluebird bio or 2seventy bio under Section 355(e) of the Code and both we and 2seventy bio are responsible for such failure, liability will be shared according to relative fault. If neither we nor 2seventy bio is responsible for such failure, we will bear any resulting taxes, interest, penalties and other costs.
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
Presently we have rights to the intellectual property, through licenses from third parties and under patents that we own, to develop our product candidates and commercialize our potential products. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.
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
We may need to obtain licenses from third parties to advance the development of our product candidates or allow commercialization of our potential products, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current product candidates, approved product, or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.
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
Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including patent eligible subject matter, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our potential products. Such a loss of patent protection would have a material adverse impact on our business.
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
Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our potential products.
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
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our potential products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
•reports of adverse events in our product candidates or other gene therapy products, or in clinical studies of such products;
•inability to obtain additional funding;
•any delay in filing an IND or BLA for any of our product candidates, and any adverse development or perceived adverse development with respect to the regulatory authority's review of that IND or BLA;
•failure to successfully manage the commercial launch of beti-cel, eli-cel, or LentiGlobin for SCD following marketing approval, if and when obtained, including failure to manage our supply chain operations in the coordination and delivery of drug product to patients at qualified treatment centers;
•failure to obtain sufficient pricing and reimbursement for beti-cel, eli-cel, or LentiGlobin for SCD from private and governmental payers following marketing approval, if and when obtained;
•failure to obtain market acceptance and adoption of beti-cel, eli-cel, or LentiGlobin for SCD following marketing approval, if and when obtained;
•developments concerning the separation of our programs into two independent, publicly-traded companies;
•failure to maintain our existing strategic collaborations or enter into new collaborations;
•failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•changes in laws or regulations applicable to future products;
•inability to obtain adequate product supply for beti-cel, eli-cel, or LentiGlobin for SCD, or the inability to do so at acceptable prices;
•adverse regulatory decisions;
•introduction of new products, services or technologies by our competitors;
•failure to meet or exceed financial projections we may provide to the public;
•failure to meet or exceed the financial projections of the investment community;

•the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;
•the effects of the separation of 2seventy bio;
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
In November 2021, we entered into a lease agreement (the "Lease") with Assembly Row 5B, LLC ("Landlord") for office space located at 455 Grand Union Boulevard in Somerville, Massachusetts (the "Premises") to serve as our future headquarters. Under the terms of the Lease, we will lease approximately 61,180 square feet starting at an annual rate of $45 per square foot, subject to annual increases of 2.5%, plus operating expenses and taxes. In addition, we will be eligible for a tenant work allowance of $160 per rentable square foot of the premises. The Lease will commence on the earlier of (i) the date Landlord tenders possession of the Premises to us with any tenant work required to be performed by Landlord substantially completed; or (ii) the date Landlord allows us to take possession of the Premises and we take possession of the Premises prior to the substantial completion of tenant work by the Landlord. The Term Commencement Date is estimated to be March 18, 2022 (“Estimated Term Commencement Date”). The Lease shall terminate on the last day of the 129th month from the Term Commencement Date, unless earlier terminated or extended in accordance with the terms and conditions of the Lease. Rent payments shall commence three (3) months from the Term Commencement Date (“Rent Commencement Date”).
The foregoing description of the terms of the Lease does not purport to be complete, and is qualified in its entirety by reference to the full text of the Lease, which is attached to this Form 10-Q as Exhibit 10.30.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1	Stock Purchase Agreement by and between the Registrant and Precision Genome Engineering, Inc.	8-K	001-35966	2.1	June 30, 2014
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Amended and Restated By-laws of the Registrant	10-K	001-35966	3.2	February 23, 2021
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
4.2	Form of Pre-Funded Warrant	8-K	001-35966	4.1	September 8, 2021
10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013
10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013
10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013
10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013
10.5†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals, Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013
10.6†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017
10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013
10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013
10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013
10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015
10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013
10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.10	May 14, 2013
10.13††	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q	001-35966	10.21	August 9, 2021
10.14†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017
10.15††	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q	001-35966	10.23	August 9, 2021
10.16†	License Agreement, dated December 23, 2015, by and between the Registrant and SIRION Biotech GmbH	10-K	001-35966	10.23	February 21, 2019
10.17††	Clinical and Commercial Supply Agreement – Viral Vector Product, dated November 27, 2017, by and between the Registrant and SAFC Carlsbad, Inc., as amended	10-Q	001-35966	10.25	August 1, 2019
10.18††	Amendment No. 2 to Clinical and Commercial Supply Agreement Viral Vector Product by and between bluebird bio (Switzerland) GmbH and SAFC Carlsbad, Inc.	8-K	001-35966	10.1	January 21, 2020

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.19	Amendment No. 3 to Clinical and Commercial Supply Agreement Viral Vector Product by and between bluebird bio (Switzerland) GmbH and SAFC Carlsbad, Inc.	10-K	001-35966	10.28	February 23, 2021
10.20#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014
10.21#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016
10.22#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017
10.23#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013
10.24#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018
10.25#	Second Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	S-8	333-257135	99.1	June 15, 2021
10.26#	2021 Inducement Plan and forms of award agreements thereunder	S-8	333-257135	99.2	June 15, 2021
10.27#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013
10.28††	Sublease, dated April 16, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.42	August 1, 2019
10.29	Amendment to Sublease, dated April 19, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.43	August 1, 2019
10.30*	Office Lease Agreement, dated November 2, 2021, by and between the Registrant and Assembly Row 5B, LLC	—	—	—	Filed herewith
10.31††*	Securities Purchase Agreement, dated September 7, 2021, by and among the Registrant and the institutional investors named therein	8-K	001-35966	10.1	September 8, 2021
10.32	Registration Rights Agreement, dated September 7, 2021, by and among the Registrant and the persons listed on the attached Schedule A thereto	8-K	001-35966	10.2	September 8, 2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

†    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately to the SEC.
††    Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.
#    Indicates a management contract or any compensatory plan, contract or arrangement.
*    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any such schedules and exhibits to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.
Date: November 5, 2021	By:	/s/ Andrew Obenshain
Andrew Obenshain President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: November 5, 2021	By:	/s/ Gina Consylman
Gina Consylman Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)