Form 10-K
period 2021-12-31
bluebird bio, Inc.
filed 2022-03-04
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________________________________________
FORM 10-K
___________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $1,398,973,030.
As of February 28, 2022, there were 71,433,275 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•our ability to obtain adequate financing to fund our operations and to execute on our strategy;
•our ability to establish and scale commercial viral vector and drug product manufacturing capabilities, and to ensure adequate supply of our viral vectors and drug products;
•the timing or likelihood of regulatory filings and marketing approvals for our product candidates;
•the timing or success of commercialization of any approved products;
•our ability to obtain adequate pricing and reimbursement of any approved products;
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
•the impact of the COVID-19 pandemic;
•the effects, costs, and benefits of the separation of our portfolio of products and programs into two independent, publicly-traded companies; and
•other risks and uncertainties, including those listed under Part I, Item 1A. Risk Factors.
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
•The FDA has placed our clinical studies of lovo-cel on partial clinical hold, and we have no assurance as to what the FDA may require, or the timing, if ever, of when the partial clinical hold may be lifted, or when we may resume enrolling pediatric patients in our clinical studies of lovo-cel.
•The FDA has placed our clinical studies of eli-cel on clinical hold, and we have no assurances as to what the FDA may require, or the timing, if ever, of when this clinical hold may be lifted, or the effect this clinical hold may have on FDA's ongoing review of the Biologics License Application ("BLA") for eli-cel.
•We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
•There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional financing in upcoming periods, which may not be available on acceptable terms, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our commercial readiness efforts, activities to support a potential commercial launch following any approval of our product candidates, or other operations.
•Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.
•Insertional oncogenesis is a risk of gene therapies using viral vectors that can integrate into the genome, and several patients with CALD treated with eli-cel in our clinical studies have been diagnosed with myelodysplastic syndrome likely mediated by Lenti-D lentiviral vector ("LVV") insertion. These events may require us to halt or delay further clinical development of our product candidates, such as eli-cel, or to suspend or cease commercialization following marketing approval, if any, and the commercial potential of our product candidates may be materially and negatively impacted.
•We have limited experience as a commercial company and the marketing and sale of future products may be unsuccessful or less successful than anticipated.
•The commercial success of our future products will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community. If we fail to obtain sufficient pricing or reimbursement approval for any future products, our revenues may be adversely affected and our business may suffer.
•If the market opportunities for our product or any future products are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.
•We rely on a complex supply chain for our product candidates. The manufacture and delivery of our LVV and drug products present significant challenges for us, and we may not be able to produce our vector and drug products at the quality, quantities, locations or timing needed to support our clinical programs or potential commercialization. In addition, we may encounter challenges with engaging or coordinating with qualified treatment centers needed to support potential commercialization.
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

PART I
Item 1. Business
Overview
In 2021, we completed the tax-free spin-off of our oncology programs and portfolio to become a company focused on the pursuit of curative gene therapies for severe genetic diseases. Today, bluebird bio, Inc. has industry-leading, late-stage clinical and research programs for the treatment of sickle cell disease ("SCD"), β-thalassemia and cerebral adrenoleukodystrophy ("CALD")  and is advancing research to apply new technologies to these and other diseases. Using a proprietary lentiviral vector ("LVV") platform, we custom design each of our therapies to address the underlying cause of disease by introducing a functional copy of a gene to patients’ own isolated hematopoietic stem cells ("HSCs"). In a rapidly advancing field, we have developed in-depth analytical methods to understand the safety of our LVV technologies, which are designed to deliver a sustained, lifelong response from a one-time treatment and to improve upon allogeneic hematopoietic stem cell transplant ("HSCT"), which carries significant limitations, including the ability to identify matched donors, risk of transplant-related graft-vs-host disease ("GVHD") and death, as well as to improve upon current treatment approaches used with patients not currently eligible to receive allogeneic HSCT. We have the largest and deepest ex vivo gene therapy data set in the industry, with more than 500 patient years of experience. We are also investing in research and development to expand the potential impact of our existing ex vivo programs through development of reduced toxicity conditioning and alternative HSC mobilization regimens, as well as in manufacturing process improvements. Long-term, we seek to build our pipeline by investing in in vivo applications of our LVV platform and advancement of our direct injection preclinical candidates.
European withdrawal
We announced our intent to wind down our operations in Europe and to focus on the U.S. market. The decision to discontinue operations in Europe resulted from prolonged negotiations with European payers and challenges to achieving appropriate value recognition and market access for ZYNTEGLO™ for the treatment of β-thalassemia. Following the exploration of potentially out-licensing the ex-U.S. rights to our three lead programs, we made the decision to withdraw the regulatory marketing authorizations for SKYSONA™ and ZYNTEGLO from the European Union and to withdraw our marketing applications for SKYSONA and ZYNTEGLO from the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. We are continuing the long-term follow-up of patients previously enrolled within the clinical trial programs in Europe as planned but do not intend to initiate any new clinical trials in Europe for β-thalassemia, CALD or SCD.
Our Programs
Lovotibeglogene autotemcel
We are developing lovotibeglogene autotemcel ("lovo-cel", formerly referred to as "LentiGlobin for SCD") as a one-time treatment for patients with SCD, a serious, progressive and debilitating genetic disease caused by a single mutation in the β-globin gene that leads to the production of abnormal sickle hemoglobin ("HbS"). HbS causes red blood cells ("RBCs") to become sickled and fragile, resulting in chronic hemolytic anemia, vasculopathy and unpredictable, painful vaso-occlusive events ("VOEs"), requiring frequent hospitalization. In the United States, the median age of death for someone with sickle cell disease is 43 to 46 years. Additionally, one in four people living with sickle cell disease experience a stroke by age 45.
Based on our discussions with the FDA, we believe that we may be able to seek approval for lovo-cel in the United States on the basis of clinical data from Group C of the HGB-206 Phase 1/2 clinical trial. We have treated all of the patients who will form the primary efficacy data set, with the demonstration of analytical comparability and validation of our commercial manufacturing process as the key remaining actions prior to submission of our planned BLA for lovo-cel.
Our approach in SCD involves the ex vivo insertion of the normal β-globin gene with the T87Q amino acid substitution into the patient’s own HSCs using LVV, to enable formation of normally functioning hemoglobin A and normal RBCs in patients. T87Q serves as a distinct biomarker used to quantify expression levels of the functional β-globin protein in patients with SCD, while also providing anti-sickling properties. Lovo-cel has been granted Fast Track Designation for the treatment of SCD, Orphan Drug Designation for the treatment of SCD, Regenerative Medicine Advanced Therapy ("RMAT") Designation for the treatment of SCD, and Rare Pediatric Disease Designation for the treatment of SCD by the U.S. Food and Drug Administration ("FDA").

We are conducting, or have conducted, the following clinical studies to evaluate the safety and efficacy of lovo-cel in the treatment of patients with SCD:
•The HGB-206 study is a single-dose, open-label, non-randomized, multi-site Phase 1/2 clinical study in the United States to evaluate the safety and efficacy of lovo-cel. A total of 45 patients were treated with lovo-cel in this study across three treatment cohorts. Patients must have been at least twelve years of age at enrollment with a diagnosis of sickle cell disease, with βS/βS, βS/β+ or βS/β0 genotype. Patients must have had recurrent severe VOEs and must have failed to achieve clinical benefit from treatment with hydroxyurea. We refer to patients treated in the HGB-206 study under the amended study protocol utilizing HSCs from peripheral blood after mobilization with plerixafor as patients in “Group C” (n=36) rather than utilizing HSCs collected via bone marrow harvest, as in Groups A (n=7) and B (n=2). A refined manufacturing process designed to increase vector copy number and further protocol refinements made to improve engraftment potential of gene-modified stem cells were also used for Group C. The primary efficacy endpoint for this study is complete resolution of severe VOEs, between six and 18 months post-treatment, and the secondary efficacy endpoint for this study is globin response based on βA-T87Q expression and total hemoglobin. Safety endpoints include monitoring for laboratory parameters and frequency and severity of adverse events; the success and kinetics of HSC engraftment; the incidence of treatment related mortality and overall survival; the detection of vector-derived replication-competent lentivirus in any patient; and the characterization of events of insertional mutagenesis leading to clonal predominance or leukemia. Each patient will remain on study for approximately 24 months post-treatment and then will be invited to enroll in LTF-307, a long-term follow-up protocol that will assess safety and efficacy for an additional 13 years.
•HGB-210 is a single-dose, open-label, non-randomized, multi-site, Phase 3 clinical study in the United States to evaluate the efficacy and safety of lovo-cel in the treatment of patients with SCD, with a target enrollment of 35 pediatric and adult patients. We expect to include data from HGB-210 in our planned BLA submission for lovo-cel to demonstrate analytical comparability and validation of our commercial manufacturing process. Patients must be at least two years of age at enrollment with a diagnosis of sickle cell disease, with βS/βS, βS/β+ or βS/β0 genotype, subject to resolution of the partial clinical hold applicable to enrollment of pediatric patients. Patients must have recurrent severe VOEs and must have failed to achieve clinical benefit from treatment with hydroxyurea. The patients must also be eligible for HSCT. The primary efficacy endpoint for this study is complete resolution of severe VOEs, between six and 18 months post-treatment, and the secondary efficacy endpoint for this study includes globin response based on βA-T87Q expression and total hemoglobin. Safety endpoints include monitoring for laboratory parameters and frequency and severity of adverse events; the success and kinetics of HSC engraftment; the incidence of treatment related mortality and overall survival; the detection of vector-derived replication-competent lentivirus in any patient; and the characterization of events of insertional mutagenesis leading to clonal predominance or leukemia. Each patient will remain on study for approximately 24 months post-treatment and then will be invited to enroll in LTF-307, a long-term follow-up protocol that will assess safety and efficacy for an additional 13 years.
•HGB-205 is a completed proof-of-concept, single-center Phase 1/2 study in France of three patients with SCD which also enrolled patients with β-thalassemia. Those with SCD must have failed to achieve clinical benefit from treatment with hydroxyurea and have an additional poor prognostic risk factor (e.g., recurrent vaso-occlusive crises ("VOCs"), or acute chest syndrome). All patients must have been eligible for allogeneic HSCT, but without a matched sibling allogeneic HSCT donor. The primary objective of our HGB-205 study was to determine the safety, tolerability and success of engraftment of the drug product. The secondary objectives of the study were to quantify gene transfer efficiency and expression, and to measure the effects of treatment on disease-specific biological parameters and clinical events. In the case of patients with TDT and SCD, this meant the volume of RBC transfusions, and for patients with SCD, it also meant the number of VOCs and acute chest syndrome in each patient, compared with the two-year period prior to treatment. Safety evaluations performed during the study included success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any patient and characterization of events of clonal predominance or leukemia/ lymphoma. Each patient remained on study for approximately 24 months post-treatment and then was invited to enroll in LTF-307, a long-term follow-up protocol that will assess safety and efficacy for an additional 13 years.
•LTF-307 is the long-term follow-up study for patients with SCD from our HGB-205, HGB-206, or HGB-210 studies who were treated with lovo-cel once they complete the original study protocol’s follow-up period of approximately two years. Under LTF-307, patients will be followed for approximately an additional 13 years for a total of approximately 15 years post-treatment.
In December 2021, the FDA placed a partial clinical hold on our clinical program for lovo-cel for patients under the age of 18. The partial hold relates to our ongoing investigation into an adolescent patient with persistent, non-transfusion-dependent anemia 18 months post-treatment with lovo-cel. During the partial clinical hold, we anticipate continuing our clinical study activities as planned for patients 18 and older in our HGB-206 Group C and HGB-210 studies, as well as follow-up activities for treated patients of all ages in all studies. Based on our discussions with the FDA, we believe that we may be able to seek approval for lovo-cel in the United States on the basis of clinical data from HGB-206 Group C, supportive data from HGB-210 for safety and analytical comparability and validation of our commercial manufacturing process. We have treated all of the patients who will form the primary efficacy dataset for the planned BLA submission, with the demonstration of analytical comparability and validation of our commercial manufacturing process as the key remaining actions prior to submission of our planned BLA for lovo-cel.
At the Annual Meeting of the American Society of Hematology in December 2021, we presented interim data from our lovo-cel program with a data cut-off date as of February 17, 2021, as summarized below:
•A total of 49 patients had been treated with lovo-cel, with up to six years of patient follow-up, in the HGB-205 (n=3), HGB-206 (n=44), and HGB-210 (n=2) clinical studies. The HGB-206 total included: Group A (n=7), Group B (n=2), and Group C (n=35), representing progressive adaptations to the manufacturing and treatment processes.
•The 35 Group C patients had up to 37.6 months of follow-up (median of 17.3; min-max: 3.7-37.6 months), for a total of 54.8 patient-years of experience. In HGB-206 Group C, no severe VOEs were reported with up to 36 months of follow-up in patients with a history of at least four severe VOEs and at least six months of follow-up. Following engraftment, median total hemoglobin for these patients increased from 8.5 g/dL at baseline to ≥11 g/dL from six through up to 36 months post-infusion; notably, HbS in all patients was less than 60% of total hemoglobin, and gene therapy-derived anti-sickling hemoglobin, HbAT87Q, contributed at least 40% of total hemoglobin. All evaluable patients (n=25) continued to experience complete resolution of severe VOEs through up to 36 months of follow-up, compared with a median of 3.5 per year (min-max: 2.0-13.5) in the 24 months before enrollment.
•The safety data for lovo-cel remained generally consistent with the risks of autologous stem cell transplantation and myeloablative single-agent busulfan conditioning, as well as underlying SCD. There were no reports of GVHD, graft failure, replication-competent lentivirus, or vector-mediated insertional oncogenesis in any patient treated in HGB-206. One non-serious, Grade 2 adverse event ("AE") of febrile neutropenia was considered related to lovo-cel. There were no serious AEs related to lovo-cel in Group C. In HGB-206 Group C, one patient with underlying cardiopulmonary disease and SCD-related complications died 20 months post-treatment; the investigator and an independent monitoring committee agreed his death was unlikely related to lovo-cel. In HGB-206 Group A, two patients treated with lovo-cel developed acute myeloid leukemia ("AML"). Following investigation of the cases, it was determined that these were unlikely related to lentiviral insertion from lovo-cel. The underlying increased risk of hematologic malignancies in SCD, combined with the transplant procedure and associated proliferative stress, as well as continued hematopoietic stress due to minimal clinical benefit in these two Group A patients (drug product manufactured using stem cells collected via bone marrow harvest and using a previous manufacturing process which has since been discontinued) may have contributed to the development of acute myeloid leukemia.
•In HGB-206 Group C, key hemolysis markers approached normal levels, suggesting a reduction in hemolysis: lactate dehydrogenase and indirect bilirubin levels normalized, reticulocyte counts approached normal levels, and haptoglobin levels were detected at last visit.
•Based on exploratory assay data evaluating HbAT87Q and HbS protein in individual RBCs to assess pancellularity of HbAT87Q, a mean of 85% of RBCs containing βA-T87Q was observed in ten patients with at least 24 months of follow-up, suggesting near-pancellular HbAT87Q distribution and with pancellularity observed to be increasing over time. Within HbAT87Q-containing RBCs, the median HbAT87Q was estimated to be 15.3 pg per RBCs (range: 11.7 to 22.7).
•Integration site analysis data in HGB-206 Group C also demonstrated greater diversity detected in lentiviral vector insertion sites, which is attributed to improvements implemented for Group C.
Betibeglogene autotemcel
The BLA for betibeglogene autotemcel ("beti-cel") is currently under review by the FDA for β-thalassemia in patients who receive regular RBC transfusions. The BLA for beti-cel was accepted for filing and granted priority review and the Prescription Drug User Fee Act ("PDUFA") goal date is August 19, 2022.
β-thalassemia is a rare genetic disease caused by a mutation in the β-globin gene resulting in the production of defective RBCs. The disease is characterized by severe anemia, and the ineffective production of RBCs can lead to a range of multi-systemic complications, including but not limited to splenomegaly, marrow expansion, bone deformities, and iron overload in major organs (as a result of blood transfusions needed to treat the disease). Patients with β-thalassemia require time-consuming, highly-specialized care for life with many patients receiving RBC transfusions every two to four weeks. More than 80 percent of people with β-thalassemia are living with at least one complication from their disease, and patients have a mortality rate that is five times that of the general population. Our approach involves using LVV to insert the normal β-globin gene with a single amino acid substitution into the patient’s own HSCs ex vivo, to enable formation of normal RBCs, in patients. Beti-cel refers to the β-thalassemia patients' own cells that have undergone our ex vivo manufacturing process resulting in genetically modified HSCs.
The BLA is based on data from patients treated in our Phase 3 HGB-207 and HGB-212 studies, as well as the phase 1/2 HGB-204 and HGB-205 studies. Beti-cel has been granted Orphan Drug status by the FDA for the treatment of β-thalassemia and was granted Fast Track designation for the treatment of β-thalassemia major. The FDA previously granted beti-cel Orphan Drug status, Breakthrough Therapy designation and Rare Pediatric Disease designation for the treatment of transfusion-dependent β-thalassemia.
We are conducting, or have conducted, the following clinical studies to evaluate the safety and efficacy of beti-cel in the treatment of patients with β-thalassemia:
•HGB-207 is an ongoing single-dose, open-label, non-randomized, international, multi-site phase 3 clinical study to evaluate the safety and efficacy of beti-cel to treat patients with transfusion-dependent β-thalassemia ("TDT") and non-β0/β0 genotypes. Twenty-three patients were enrolled and completed dosing in the study, consisting of 15 adolescent and adult patients between 12 and 50 years of age at enrollment, and eight pediatric patients less than 12 years of age at enrollment. Age at enrollment ranged from four to 34 years old. To be enrolled, patients with TDT and non-β0/β0 genotypes must have received at least 100 mL/kg/year of RBCs or at least eight transfusions per year for the past two years. All patients must have been eligible for allogeneic HSCT, but without a matched family HSCT donor. The primary endpoint of this study is the proportion of treated patients who achieve transfusion independence, defined as weighted average hemoglobin levels ≥9.0 g/dL without any RBC transfusions for a continuous period of at least 12 months at any time during the study after treatment. The secondary endpoints of this study are designed to quantify gene transfer efficiency and expression, and to measure the effects of treatment with beti-cel on transfusion requirements and clinical events. Safety evaluations performed during the study include success and kinetics of platelet and neutrophil engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any patient and characterization of events of clonal predominance or leukemia. Each patient will remain on study for approximately 24 months post-treatment and then will be invited to enroll in LTF-303, a long-term follow-up protocol that will assess safety and efficacy for an additional 13 years.
•HGB-212 is an ongoing single-dose, open-label, non-randomized, international, multi-site phase 3 clinical study to evaluate the efficacy and safety of beti-cel to treat patients with TDT who have either a β0/β0, β0/IVS-I-110, or IVS-I-110/IVS-I-110 genotypes. Eighteen patients were enrolled and completed dosing in the study, consisting of ten adolescent and adult patients between twelve and 50 years of age at enrollment, and eight patients less than twelve years of age at enrollment. To be eligible, patients must have received at least 100 mL/kg/year of RBCs or at least eight transfusions per year for the past two years. All patients must have been clinically stable and eligible to undergo HSCT and been treated and followed for at least the last two years in a specialized center that maintained detailed medical records, including transfusion history. The primary endpoint of this study is the proportion of treated patients who meet the definition of transfusion independence. The secondary endpoints of this study are designed to measure the proportion of patients who meet the definition of transfusion reduction, which is defined as demonstration of reduction in volume of RBC transfusion requirements (in mL/kg) in the post-treatment time period of months 12 to 24 compared to the average annual transfusion requirement in the 24 months prior to enrollment, to quantify gene transfer efficiency and expression, and to measure the effects of treatment with beti-cel on transfusion requirements post-treatment and clinical events. Each patient will remain on study for approximately 24 months post-treatment and then will be invited to enroll in LTF-303, a long-term follow-up protocol that will assess safety and efficacy for an additional 13 years.
•HGB-204 is a completed, single-dose, open-label, non-randomized, multi-site Phase 1/2 clinical study in the United States, Australia and Thailand to evaluate the safety and efficacy of beti-cel in increasing hemoglobin production and the proportion of treated patients who meet the definition of transfusion independence. This study was completed in February 2018, and patients in this study were enrolled in a long-term follow-up protocol to assess safety and efficacy beyond the study follow-up period. Eighteen adults and adolescents were treated in the study. To be eligible for enrollment in this study, patients were between 12 and 35 years of age with a diagnosis of TDT and received at least 100 mL/kg/year of RBCs or at least eight transfusions per year in each of the two years preceding enrollment. The patients were also medically eligible for allogeneic HSCT. Efficacy was evaluated primarily by the production of ≥2.0 g/dL of hemoglobin A containing βA-T87Q-globin for the six-month period between 18- and 24-months post-treatment.

Exploratory efficacy endpoints included RBC transfusion requirements per month and per year, post-treatment. Safety evaluations performed during the study included success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any patient and characterization of events of insertional mutagenesis leading to clonal predominance or leukemia. Subjects were monitored by regular screening. Each patient remained on study for approximately 24 months from time of consent and then was invited to enroll in LTF-303, a long-term follow-up protocol that is assessing safety and efficacy for an additional 13 years.
•HGB-205 is a completed, proof-of-concept, single-dose, open-label, non-randomized, Phase 1/2 clinical study conducted at a single site in France to examine the safety and efficacy of beti-cel in four patients with β-thalassemia that also enrolled patients with SCD. Each patient remained on study for approximately 24 months from time of consent and then was invited to enroll in LTF-303, a long-term follow-up protocol that is assessing safety and efficacy for an additional 13 years.
•LTF-303 is the long-term follow-up study for patients with β-thalassemia from our HGB-204, HGB-205, HGB-207, or HGB-212 studies who were treated with beti-cel once they complete the original study protocol’s follow-up period of approximately two years. Under LTF-303, patients will be followed for approximately an additional 13 years for a total of approximately 15 years post-treatment.
In December 2021, we presented the following updated long-term follow up clinical data from HGB-204, HGB-205, HGB-207, HGB-212, and LTF-303 at the ASH Annual Meeting, with a data cut-off date as of August 18, 2021:
•A total of 63 pediatric, adolescent and adult patients, including 20 patients with at least five years of follow-up, 11 with at least six years and three with up to seven years across β0/β0 and non-β0/β0 genotypes, have been treated with beti-cel across our clinical studies. After participating in and completing the two years of follow-up in any of the Phase 1/2 (HGB-204, HGB-205) or Phase 3 studies (HGB-207, HGB-212), patients treated with beti-cel were invited to enroll in LTF-303. 57 of 63 beti-cel-treated patients across age groups and genotypes spanning a broad range of the most severe β0/β0 and non-β0/β0 genotypes were enrolled in LTF-303 (22 treated in Phase 1/2 studies, 35 treated in Phase 3 studies) with a median post-infusion follow-up of 41.5 months (min-max: 23-87.5). Twenty patients enrolled in LTF-303 had at least five years of follow-up.
•Of the 57 patients enrolled in LTF-303, 46 patients achieved transfusion independence: 15/22 (68%) patients treated in Phase 1/2 and 31/35 (89%) patients treated in Phase 3. All 46 patients who achieved transfusion independence maintained it through last follow-up in LTF-303, demonstrating the long-term durability of beti-cel. Phase 1/2 patients had a median duration of ongoing transfusion independence of 65.9 months (min-max: 19.8-84.5) and Phase 3 patients had a median ongoing transfusion independence duration of 32 months (min-max: 18.2-49.1). Weighted average hemoglobin in patients who achieved transfusion independence reached normal or near-normal levels in the Phase 1/2 studies (10.3 g/dL; min-max: 9.1-13.2) and in the Phase 3 studies (11.6 g/dL; min-max: 9.5-13.7).
•Patients with β-thalassemia who require regular blood transfusions need to reduce excess iron caused by chronic blood transfusions, including by chelation (pharmacological removal). Prior to beti-cel infusion, all patients in our clinical studies were on iron chelation. Importantly, the majority of patients who achieved transfusion independence (n=46/57) that restarted iron chelation after infusion have since stopped (59%, 20/34); and 24% of those who achieved transfusion independence (11/46) were able to receive phlebotomy (blood removal), which is another method for iron reduction that is only possible for patients who have sufficient hemoglobin levels without RBC transfusions. We believe this result supports the potential for beti-cel to reduce the treatment burden associated with iron management.
•The majority of AEs and SAEs in the beti-cel clinical development program were unrelated to beti-cel and consistent with the known side effects of HSC collection and busulfan conditioning regimen (including several SAEs of veno-occlusive disease that resolved with treatment). Adverse reactions considered related to beti-cel were few and consisted primarily of non-serious infusion-related reactions that occurred on the day of infusion (e.g., abdominal pain, hot flush, dyspnea, tachycardia and non-cardiac chest pain) and cytopenias (e.g. thrombocytopenia, leukopenia and neutropenia). Pain in extremity shortly after treatment was also documented. One of these AEs was a SAE of thrombocytopenia considered possibly related to beti-cel and resolved. There were no deaths, no vector-derived replication-competent lentivirus, and no events of insertional oncogenesis or malignancy.
In June 2019, the European Commission granted conditional marketing authorization for beti-cel, marketed as ZYNTEGLO gene therapy, for the treatment of patients 12 years and older with transfusion-dependent β-thalassemia who do not have a β0/β0 genotype, for whom HSCT is appropriate but an HLA-matched related HSC donor is not available. We have submitted a request for the withdrawal of the marketing authorization for ZYNTEGLO in the European Union, to be effective in the first half of 2022.
Elivaldogene autotemcel
The BLA for elivaldogene autotemcel (“eli-cel”) is currently under review by the FDA for treatment of patients less than 18 years of age with early CALD who do not have an available and willing HLA-matched sibling HSC donor. The
BLA for eli-cel was accepted for filing and granted priority review, and the PDUFA goal date is September 16, 2022
CALD is the most severe form of adrenoleukodystrophy, a rare X-linked metabolic disorder caused by mutations in the ABCD1 gene, which results in accumulation of very long-chain fatty acids ("VLCFAs") in plasma and tissues, leading to a range of clinical outcomes. CALD involves a progressive destruction of myelin, the protective sheath of the nerve cells in the brain that are responsible for thinking and muscle control. Symptoms of CALD usually occur in early childhood and progress rapidly if untreated, leading to severe loss of neurological function and eventual death in most patients. Our approach involves the ex vivo insertion of a functional copy of the ABCD1 gene into the patient’s own HSCs via LVV . Following engraftment, we expect the transduced HSCs to differentiate into other cell types, including macrophages and cerebral microglia, which produce functional ALDP. We believe that the functional ALDP can then enable the local degradation of VLCFAs in the brain, which in turn can stabilize the disease by preventing further cerebral inflammation and demyelination that are characteristics of CALD.
Our eli-cel program has been subject to an ongoing clinical hold since mid-2021 when we received a report of myelodysplastic syndrome ("MDS"). We believe this initial case of MDS was related to eli-cel and likely mediated by Lenti-D LVV insertion. Consistent with this known risk, additional treatment-related cases of MDS have subsequently been reported, and all patients who received eli-cel in the clinical program continue to be monitored in accordance with study protocols. On February 23, 2022, the FDA notified us that the clinical hold on the eli-cel program would remain in place, and requested additional information about safety events and monitoring in the eli-cel clinical program. The FDA previously granted eli-cel Orphan Drug designation, Rare Pediatric Disease designation, and Breakthrough Therapy designation.
The BLA for eli-cel is supported by efficacy and safety data from 32 patients dosed in ALD-102, the completed Phase 2/3 Starbeam study, and 23 patients dosed in ALD-104, the Phase 3 study, which has enrolled a total of 35 patients. All patients who completed ALD-102, as well as those who will complete ALD-104, are invited to participate in LTF-304, a long-term follow-up study. In ALD-102, 90.6% (29/32) of patients met the primary endpoint of Major Functional Disabilities ("MFD")-free survival at 24 months. Two patients withdrew from study ALD-102 at investigator discretion, and one additional subject experienced rapid disease progression early in the study, resulting in MFDs and subsequent death. The median duration of follow-up was 3.5 years (42.3 months; 13.4, 83.7). Adverse reactions attributed to eli-cel observed in clinical trials have included MDS, cystitis viral, pancytopenia, and vomiting. There have been no reports of graft-versus-host-disease, graft failure or rejection, transplant-related mortality, or replication competent lentivirus in the 55 patients who have received eli-cel in clinical studies as of the data cut-off date.
The ALD-103 study is a completed observational prospective/ partially retrospective data collection study of 59 patients with CALD ≤17 years of age who received allogeneic HSCT. This study was designed to collect efficacy and safety outcomes data in patients who had undergone allogeneic HSCT in a period that is contemporaneous with ALD-102. We anticipate that eli-cel safety and efficacy will be evaluated by the FDA in light of the data collected in ALD-102 and ALD-104 in conjunction with ALD-103 as well as our completed retrospective observational ALD-101 study.
In July 2021, the European Commission granted marketing authorization for eli-cel as a one-time gene therapy for the treatment of early cerebral adrenoleukodystrophy in patients less than 18 years of age with an ABCD1 genetic mutation, and for whom a human leukocyte antigen ("HLA")-matched sibling HSC donor is not available. We have withdrawn the marketing authorization of SKYSONA in the European Union, effective in December 2021.
Manufacturing activities
We have entered into multi-year agreements with external manufacturing partners to support our programs in the United States. We have multi-year agreements with SAFC Carlsbad, Inc. ("SAFC", a subsidiary of MilliporeSigma), and Thermo Fisher Scientific, Inc. (previously Novasep) in the production of LVV. In addition, we have entered into multi-year agreements with Lonza Houston, Inc. and Minaris Regenerative Medicine ("Minaris") to produce drug product. In addition, we rely on specialized third-party testing organizations to confirm the quality of LVV and drug product prior to their use in clinical trials and in the commercial context.
We believe our team of technical personnel has extensive manufacturing, analytical and quality experience as well as strong project management discipline to effectively oversee these contract manufacturing activities, and to compile manufacturing and quality information for our regulatory submissions and commercialization efforts. For the treatment of patients with our drug product in the commercial setting following approval if and when received, we are collaborating with participating apheresis centers in the United States, which we refer to as qualified treatment centers, to be centers for collection of HSCs from the patient and for infusion of drug product to the patient.
Adherent cell culture is used to manufacture beti-cel and eli-cel LVV. Large-scale suspension bioreactor process is currently used to manufacture clinical supply of lovo-cel LVV, while adherent cell culture for the manufacture of LVV was used initially in the clinical development of lovo-cel. We are also planning a clinical study to demonstrate the comparability of using cryopreserved patient starting material for the manufacture of drug product, which, if successful, would expand the patient population that our therapies could potentially serve following marketing approval, if and when received.
Commercial operations
We are building our commercialization organization in the United States, with a goal of delivering our gene therapies, if and once approved, to patients through qualified treatment centers. In the course of preparing to treat our first commercial patients, we have established commercial capabilities in the United States by adding employees with broad experience in quality assurance and compliance, medical education, marketing, supply chain, sales, public policy, patient services, market access and product reimbursement. Our commercialization activities include active engagements with stakeholders across the healthcare system, including those with public and private payers, patient advocates and organizations, professional societies, and healthcare providers, to explore new payment models that we hope will enable access for more patients. Ultimately, we intend to leverage our commercial infrastructure to support the potential for multiple product launches in the United States.
While we have largely established the appropriate quality systems, compliance policies, systems and procedures, as well as internal systems and infrastructure necessary for supporting our complex supply chain and commercialization activities, we expect that we may make additional targeted investments as we continue our efforts to build our network of qualified treatment centers, establishing patient-focused programs, educating healthcare professionals, and securing reimbursement.
The timing and conduct of our commercialization activities will be dependent upon regulatory interactions, marketing approvals if and when received for our therapies, and on agreements we have made or may make in the future with strategic collaborators.
Pipeline activities and strategic collaborations
Our near-term research and development activities are focused on efforts to expand the potential impact of our existing ex vivo programs through reduced toxicity conditioning and HSC mobilization regimens, as well as manufacturing process improvements. Our long-term investments in research and development are focused on potential in vivo applications of LVV technology. We seek to build our pipeline by investing in our in vivo LVV platform as well as by advancing our direct injection preclinical candidates.
Currently, our strategic collaborations include those with:
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
We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain genes, transgenes, methods of transferring genetic material into cells, genetically modified cells, processes to manufacture our lentivirus-based product candidates and other proprietary technologies and processes related to our lead product development candidates. In connection with the wind down of our operations in Europe, we have decided to let the non-U.S. patents and patent applications that we own lapse by ceasing further prosecution of our pending ex-U.S. patent applications and not paying future maintenance fees for ex-U.S. patents when due. As of January 25, 2022, our patent portfolio includes the following:
•approximately 144 patents or patent applications that we own or have exclusively in-licensed from third parties, including 13 that are co-owned with MIT, related to LVVs and vector systems;
•approximately 40 patents or patent applications that we have non-exclusively in-licensed from third parties related to LVVs and vector systems;
•approximately 154 patents or patent applications that we own or have exclusively in-licensed from third parties related to LVV or drug product manufacturing and associated assays;
•approximately 7 patents or patent applications that we have non-exclusively in-licensed from third parties related to LVV or drug product manufacturing and associated assays; and
•approximately 27 patents or patent applications that we own or have exclusively in-licensed from third parties related to therapeutic cellular product candidates and assays.
Our objective is to continue to expand our U.S. portfolio of patents and patent applications in order to protect our gene therapy product candidates manufacturing processes. Examples of the products and technology areas covered by our intellectual property portfolio are described below. See also “—License agreements.” From time to time, we also evaluate opportunities to sublicense our portfolio of patents and patent applications that we own or exclusively license, and we may enter into such licenses from time to time.
Beti-cel and lovo-cel
The beti-cel and lovo-cel programs include the following patent portfolios described below.
•Pasteur Institute. The Pasteur patent portfolio contains patent applications directed to FLAP/cPPT elements and LVV utilized to produce beti-cel and lovo-cel. As of January 25, 2022, we had an exclusive license to two issued U.S. patents. We expect the issued composition of matter patents to expire in 2022 and 2023 in the United States (excluding possible patent term extensions).
•RDF. The in-licensed patent portfolio from Research Development Foundation ("RDF") in part, contains patents and patent applications directed to aspects of our LVV that may be utilized to produce beti-cel and lovo-cel. As of January 25, 2022, we had an exclusive license (from RDF) to seven issued U.S. patents and two pending U.S. patent applications related to our LVV platform. Corresponding foreign patents and patent applications related to our LVV platform include issued patents in Canada, Europe, and Israel. We expect the issued composition of matter patents to expire from 2022-2027 in the United States, and in 2022 in the rest of the world (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2022 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio other than composition of matter patents, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2022 (worldwide, excluding possible patent term extensions).
•MIT/bluebird bio. This co-owned patent portfolio contains patents and patent applications directed to certain specific compositions of matter for lentiviral β-globin expression vectors. As of January 25, 2022, we co-owned four issued U.S. patents and one pending U.S. patent application, as well as corresponding foreign patents issued in Europe and Hong Kong. We expect the issued composition of matter patents to expire in 2023 (excluding possible patent term extensions). Further, we expect composition of matter patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2023 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2023 (worldwide, excluding possible patent term extensions). We note that we have an exclusive license to MIT’s interest in this co-owned intellectual property.
•Children’s Medical Center Corporation ("CMCC")/bluebird bio. This co-owned patent portfolio contains patent applications directed to certain specific compositions of matter for treating β-thalassemia and SCD. As of January 25, 2022, we co-owned one pending U.S. patent application, as well as nine corresponding foreign patent applications. We expect any composition of matter or methods patents, if issued from the pending patent application, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2038 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2038 (worldwide, excluding possible patent term extensions). We note that we have an option to exclusively license CMCC’s interest in this co-owned intellectual property.
Our β-thalassemia and SCD research programs also include in-licensed patents and patent applications that are directed to certain specific compositions of matter and methods for treating β-thalassemia/SCD. As of January 25, 2022, we had an exclusive license to three issued U.S. patents and one pending U.S. patent application as well as 29 corresponding foreign patents and 12 pending corresponding foreign applications. We expect the issued composition of matter patents to expire in 2035 in the United States and in the rest of the world (excluding possible patent term extensions). Further, we expect any composition of matter or method patents, if issued from the pending patent applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2035 (worldwide, excluding possible patent term extensions). We expect any other patents in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2035 (worldwide, excluding possible patent term extensions). In addition, as of January 25, 2022, we had a non-exclusive license to five issued U.S. patents, three pending corresponding foreign patent applications and 32 issued foreign patents. We expect the issued composition of matter and method patents to expire in 2029 in the United States and in the rest of the world (excluding possible patent term extensions).
Eli-cel
The eli-cel program includes the following patent portfolios described below.
•Pasteur Institute. The in-licensed Pasteur patent portfolio contains the patents and patent applications described above directed towards aspects of LVV utilized to produce eli-cel.
•RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above directed towards aspects of LVV that may be utilized to produce eli-cel.
•bluebird bio. The bluebird bio patent portfolio contains patents and patent applications directed to compositions of matter for eli-cel vectors and compositions and methods of using the vectors and compositions in cell-based gene therapy of adrenoleukodystrophy or adrenomyeloneuropathy. As of January 25, 2022, we owned three U.S. patents and 26 issued foreign patents. We expect the issued composition of matter patents for eli-cel vectors to expire in 2032 (excluding possible patent term extensions).
Lentiviral platform (e.g., LVV, manufacturing, and cell therapy products)
The lentiviral platform, which is potentially applicable across our programs in severe genetic disease, includes the following patent portfolios described below.
•Pasteur Institute. The Pasteur patent portfolio contains the patents and patent applications described above.
•RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above.
•SIRION. The in-licensed patent portfolio from SIRION Biotech GmbH ("SIRION") contains patents and patent applications directed to methods of manufacturing ex vivo gene therapy products with LVV. As of January 25, 2022, we had an exclusive license to two issued U.S. patents, one pending U.S. patent application and two corresponding foreign patent applications and 45 issued corresponding foreign patents. We expect the issued method patents to expire in 2033 (excluding possible patent term extensions). We expect any other composition of matter and methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).
•bluebird bio. Another component of the bluebird bio patent portfolio includes LVV and drug product manufacturing platforms and is potentially applicable across our programs. This portion of the portfolio contains patents and patent applications directed to improved methods for transfection and transduction of therapeutic cells. As of January 25, 2022, we owned three issued U.S. patents, three pending U.S. patent applications and 30 corresponding foreign patent applications and 61 issued corresponding foreign patents. We expect the issued method patents to expire from 2032-2037 (excluding possible patent term extensions). We expect composition of matter and method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2032-2037 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2032-2037 (worldwide, excluding possible patent term extensions).
•2seventy bio. The 2seventy bio patent portfolios include LVV manufacturing platforms and improvements and are potentially applicable across our programs. As of January 25, 2022, we had a non-exclusive license to three patent families that include one pending U.S. patent application and four corresponding foreign patent applications, one pending PCT application, and one U.S. provisional patent application. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2040-2042 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2040-2042 (worldwide, excluding possible patent term extensions).
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
Absent early termination, the agreement will automatically terminate upon the expiration of all issued patents and filed patent applications within the patent rights covered by the agreement or 10 years from the date of first commercial sale of a licensed product, whichever is later. The license grant ceases in connection with any such termination. The longest-lived patent rights licensed to us under the agreement expired in 2016.
Institut Pasteur
We have entered into a license with Institut Pasteur for certain patents relating to the use of DNA sequences, LVV and recombinant cells in the field of ex vivo gene therapy and CAR T cell-based therapy in a range of indications, excluding vaccinations. This agreement was amended twice in 2012, again in 2013 and most recently in 2015. The Institut Pasteur licensed patent portfolio includes two U.S. patents. The issued patents have statutory expiration dates in 2022 and 2023. The license is exclusive for products containing human and non-human LVV. Institut Pasteur retains the right, on behalf of itself, its licensees and research partners, to conduct research using the licensed intellectual property.
We have the right to grant sublicenses outright to third parties under the agreement. For the first sublicense including a product targeting β-hemoglobinopathies (including β-thalassemia and SCD) or ALD (including CALD and adrenomyeloneuropathy), we must pay Institut Pasteur an additional payment of €3.0 million. If we receive any income (cash or non-cash) in connection with sublicenses for products targeting indications other than β-hemoglobinopathies (including β-thalassemia and SCD) or ALD (including CALD and adrenomyeloneuropathy), we must pay Institut Pasteur a percentage of such income varying from low single digits if the sublicense also includes licenses to intellectual property controlled by us, and a percentage of sublicense income in the mid-range double digits if the sublicense does not include licenses to intellectual property controlled by us.
Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include beti-cel, lovo-cel, and eli-cel, we will be obligated to pay Institut Pasteur a percentage of net sales as a royalty. This royalty varies depending on the indication of the product but in any event is in the low single digits. In addition, starting in 2016 we must make under this agreement an annual maintenance payment which is creditable against royalty payments on a year-by-year basis. If the combined royalties we would be required to pay to Institut Pasteur and third parties is higher than a pre-specified percentage, we may ask Institut Pasteur to re-negotiate our royalty rates under this relationship.
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

Absent early termination, the agreement will automatically terminate upon the expiration of the last licensed patents or five years after first market authorization of the first product, whichever occurs later. In the event the agreement is terminated, while the license grant would cease, we would retain the right to manufacture, import, use and sell licensed products for a certain period of time post-termination. In addition, our ownership stake in certain jointly made improvements covered by the licensed patents would survive termination of the agreement. The longest-lived patent rights licensed to us under the agreement are currently expected to expire in 2023.
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
Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include beti-cel, lovo-cel, and eli-cel, we will be obligated to pay Stanford a percentage of net sales as a royalty. This royalty varies with net sales but in any event is in the low single digits and is reduced for each third-party license that requires payments by us with respect to a licensed product, provided that the royalty to Stanford is not less than a specified percentage which is less than one percent. Since April 2013, we have been paying Stanford an annual maintenance fee, which will be creditable against our royalty payments.
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
We have the right to grant sublicenses outright to third parties under the agreement. In the event we sublicense the patent rights, we must pay MIT a percentage of all payments we receive from the sublicensee. This percentage varies from mid-single digits to low double digits.
Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include beti-cel and lovo-cel, we will be obligated to pay MIT a percentage of net sales by us or our sublicensees as a royalty. This royalty is in the low single digits and is reduced for royalties payable to third parties, provided that the royalty to MIT is not less than a specified percentage that is less than one-percent. In addition, we make under this agreement an annual maintenance payment which may be credited against the royalty payments.
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
Research Development Foundation
In December 2011, we entered into an exclusive license with RDF to use certain patents that involve LVV. The RDF licensed patent portfolio includes at least 31 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date between 2021 and 2027. RDF retains the right, on behalf of itself and other nonprofit academic research institutions, to practice and use the licensed patents for any academic, non-clinical research and educational purposes. We have the right to grant sublicenses outright to third parties under the agreement.
Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include beti-cel, lovo-cel, and eli-cel, we are obligated to pay RDF a percentage of net sales as a royalty. This royalty is in the low single digits and is reduced by half if during the following ten years from the first marketing approval the last valid claim within the licensed patent that covers the licensed product expires or ends.
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
SIRION
In December 2015, we entered into a license agreement with SIRION, pursuant to which we exclusively licensed certain patents and patent applications directed towards aspects of manufacturing gene therapy products. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date in 2033. We have the right to grant sublicenses to third parties, subject to certain conditions. Upon commercialization of our products covered by the in-licensed intellectual property, which we expect would include beti-cel and lovo-cel, we will be obligated to pay SIRION a percentage of net sales as a royalty in the low single digits. We are required to use commercially reasonable efforts to research and develop one or more licensed products in the license field during the term of the agreement, and we must report on our progress in achieving those milestones on a periodic basis. We may be obligated to pay up to $13.4 million in the aggregate upon the achievement of certain development and regulatory milestones. We may unilaterally terminate the license agreement at any time with prior written notice to SIRION. SIRION may terminate the license in the event of our material breach upon notice and following an opportunity for us to cure the material breach. SIRION may also terminate the agreement in the event bankruptcy proceedings are opened against us and are not dismissed within a specified period of time. Absent early termination, the agreement will automatically terminate upon the expiration of the patent rights covered by the agreement. The longest lived patent rights licensed to us under the Agreement are currently expected to expire in 2033.

Orchard Therapeutics Limited
In April 2017, we entered into a license agreement with GlaxoSmithKline Intellectual Property Development Limited ("GSK") pursuant to which GSK non-exclusively licensed certain of our patent rights related to LVV technology to develop and commercialize gene therapies for Wiscott-Aldrich syndrome and metachromatic leukodystrophy, two rare genetic diseases. Effective April 2018, this license agreement was assigned by GSK to Orchard Therapeutics Limited ("Orchard"). Financial terms of the agreement included an upfront payment to us as well as potential development and regulatory milestone payments and low single digit royalties on net sales of covered products.
Competition
The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. Not only must we compete with other companies that are focused on gene therapy products but any products that we may commercialize will have to compete with existing therapies and new therapies that may become available in the future. Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of therapies and the commercialization of those therapies. Accordingly, our competitors may be more successful than us in obtaining approval for therapies and achieving widespread market acceptance. Our competitors’ therapies may be more effective, or more effectively marketed and sold, than any therapy we may commercialize and may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our therapies.
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
We anticipate that we will face intense and increasing competition as new therapies enter the market and advanced technologies become available. We expect any therapies that we develop and commercialize to compete on the basis of, among other things, efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payers.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any therapies that we may develop. Our competitors also may obtain FDA or other regulatory approval for their therapies more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. If our therapeutic product candidates are approved, we expect that they will be priced at a significant premium over current standard of care. Depending on how successful these competitive efforts are, it is possible they may increase the barriers to adoption and success for our therapies. These efforts include the following:
Sickle cell disease — The current standard of care for the treatment of SCD in the developed world is chronic blood transfusions or hydroxyurea (a generic drug). In addition, patients treated with chronic blood transfusions often receive iron chelation therapy to help manage the iron overload. We are aware of ongoing studies that continue to evaluate the efficacy and safety of hydroxyurea in various populations. In addition, a limited number of patients with SCD receive allogeneic HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. There are a number of academic and industry-sponsored research and development programs to improve the tolerability and safety of allogeneic HSCT with less well-matched sources of donor cells, while increasing the availability of suitable donors. Emmaus Life Sciences, Inc. received FDA approval for and has launched Endari (L-glutamine) for the treatment of SCD. In addition to the FDA approved HbS polymerization inhibitor (voxelotor, Global Blood Therapeutics, Inc.) and the FDA / EMA approved antibody to p-selectin (crizanlizumab, Novartis), a number of different therapeutic approaches for the chronic treatment of SCD are under investigation targeting the various aspects of SCD pathophysiology, including: a pyruvate kinase receptor activator, mitapivat, being developed by Agios Pharmaceuticals, Inc. and being evaluated by the FDA with a New Drug Application under priority review; another pyruvate kinase receptor activator, FT-4202, in a Phase 1 study supported by Forma Therapeutics; a PDE9 inhibitor, IMR-687, in a Phase 2 study supported by IMARA Inc.; and a selective small molecule inhibitor of ectoderm development protein designed to increase the expression of fetal hemoglobin, FTX-6058, in a phase 1 study supported by Fulcrum Therapeutics, Inc. There are also several different groups developing gene therapy options for sickle cell disease. These include: CRISPR Therapeutics AG’s (in collaboration with Vertex Pharmaceuticals Incorporated) ongoing Phase 1/2 study for its CTX-001, which leverages the CRISPR/Cas9 gene editing platform to disrupt the BCL11A erythroid enhancer,

Aruvant Sciences, Inc.’s ongoing Phase 1/2 study for its ARU-1801, which leverages LVV encoding γ-globin, Editas Medicine, Inc.’s ongoing Phase 1/2 study for its EDIT-301, which leverages the CRISPR/Cas12a gene editing platform to target the HBG1/2 promoter to upregulate HbF, and Graphite Bio’s ongoing Phase 1/2 study for its GPH101, which leverages a gene correction platform (CRISPR / homology directed repair) to restore normal hemoglobin production. There are several other groups developing gene therapy approaches for SCD in early phases of development, including Beam Therapeutics, Sangamo BioSciences Inc., Intellia Therapeutics, Inc. (in collaboration with Novartis), and Children’s Hospital of Philadelphia.
β-thalassemia — The current standard of care for the treatment of β-thalassemia in the developed world is chronic blood transfusions to address the patient’s anemia. In addition, such patients often receive iron chelation therapy to help manage the iron overload associated with their chronic blood transfusions. Novartis and Chiesi, who provide the leading iron chelation therapies, are seeking to develop improvements to their product profile and accessibility. A number of different approaches are under investigation that seek to improve the current standard of care treatment options, including a protein that aims to improve red blood cell production and small molecule that aims to improve red blood cell metabolism. Reblozyl (luspatercept), a subcutaneously-delivered protein therapeutic marketed by Acceleron Pharma, Inc. (recently acquired by Merck) and BMS that targets molecules in the TGF-β superfamily, has been approved in the United States for the treatment of anemia in adult patients with beta thalassemia who require regular RBC transfusions, and was recently approved in the EU for the treatment of adult patients with transfusion-dependent anemia associated with β-thalassemia. Additionally, Agios has announced that an application for Mitapivat, an oral pyruvate kinase receptor activator, has been accepted for filing and granted priority review by the FDA. Some patients with β-thalassemia receive HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. In addition, there are a number of academic and industry-sponsored research and development programs to improve the outcomes of allogeneic HSCT, or the tolerability and safety of haploidentical HSCT, while increasing the availability of suitable donors. There are also several different groups developing gene therapy options for β-thalassemia. These include: CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals Incorporated) is conducting an ongoing Phase 1/2 study for its CTX-001, which leverages the CRISPR/Cas9 gene editing platform to disrupt the BCL11A erythroid enhancer; and the San Raffaele Telethon Institute for Gene Therapy (in collaboration with Orchard Therapeutics) is currently investigating its gene therapy in a Phase 2 study of adults and pediatric patients with transfusion dependent β-thalassemia, although Orchard Therapeutics has announced that this program has been deprioritized as of May 2020.
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
Government regulation
In the United States, biological products, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act ("FD&C Act") and the Public Health Service Act ("PHS Act") and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, purity, potency, labeling, packaging, storage, record keeping, distribution, import, export, reporting, record keeping, post-approval monitoring, advertising and other promotional practices involving biological products. FDA approval must be obtained before marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.
U.S. biological products development process
The process required by the FDA before a biological product may be marketed in the United States generally involves the following:
•completion of nonclinical laboratory tests and animal studies according to good laboratory practices ("GLPs"), and other applicable regulations;
•submission to the FDA of an investigational new drug application ("IND"), which must become effective before human clinical studies may begin;
•approval by an institutional review board ("IRB"), or ethics committee at each clinical site before the trial commences;

•performance of adequate and well-controlled human clinical studies according to the FDA’s regulations commonly referred to as good clinical practices ("GCPs") and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity and potency or efficacy of the proposed biological product for its intended use;
•preparation and submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity, and potency from results of nonclinical testing and clinical studies;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with GMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s good tissue practices ("GTPs") for the human cellular and tissue products;
•potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA; and
•FDA review and approval, or licensure, of the BLA.
Before testing any biological product candidate, including a gene therapy product, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs, where applicable.
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
In addition to the IND submission process, under the National Institutes of Health (“NIH”), Guidelines for Research Involving Recombinant DNA Molecules (“NIH Guidelines”), supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.
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
Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1. The biological product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.

•Phase 2. The biological product is evaluated in a limited patient population with the specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•Phase 3. The biological product is administered to an expanded patient population to further evaluate dosage,to provide statistically significant evidence of clinical efficacy, and to further test for safety, generally at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.
Post-approval clinical studies, sometimes referred to as phase 4 clinical studies, may be conducted after initial marketing approval. These clinical studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. For example, the FDA recommends that sponsors of certain gene therapy clinical trials observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire, of study subjects.
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual progress reports detailing the results of the clinical studies must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. The FDA or the sponsor or its data safety monitoring board may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients.
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
U.S. review and approval processes
After the completion of clinical studies of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. In addition, under the Pediatric Research Equity Act ("PREA") as amended, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.
Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with GMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy ("REMS") is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.
Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products ("HCT/Ps") which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical studies were conducted in compliance with IND study requirements and GCP requirements. To assure GMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.
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
One of the performance goals agreed to by the FDA under the PDUFA is to review 90% of standard BLAs in 10 months and 90% of priority BLAs in six months, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months, such as in the case of our BLAs for beti-cel and eli-cel upon FDA request, or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.
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
Post-approval requirements
Maintaining compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to GMP. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any future products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.
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
We also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising and advertising to healthcare professionals, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. Consequences could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with healthcare professionals, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.
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
The Patient Protection and Affordable Care Act (the "Affordable Care Act") signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structure of biological products, as well as the process by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.
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
The U.S. federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses. Federal enforcement agencies also have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, the Affordable Care Act amended federal law to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is possible for making or presenting a false or fictitious or fraudulent claim to the federal government.
The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") also created several new federal crimes, including healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The U.S. federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to engage in extensive tracking of payments and other transfers of value to prescribers and teaching hospitals, including physician ownership and investment interests, and public reporting of such data. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track such payments, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. A number of other countries, states and municipalities have also implemented additional payment tracking and reporting requirements, which if not done correctly may result in additional penalties.
In addition, the U.S. Foreign Corrupt Practices Act ("FCPA") prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. It is illegal to pay, offer to pay or authorize the payment of anything of value to any official of another country, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in that capacity. In many other countries, healthcare professionals who prescribe pharmaceuticals are employed by government entities, and the purchasers of pharmaceuticals are government entities. Our dealings with these prescribers and purchasers may be subject to the FCPA.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH") and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In California the California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope.

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
Because of the breadth of these various healthcare and privacy laws, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have material adverse effects on our business, financial condition and results of operations. In the event governmental authorities conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare and privacy laws and regulations, they may impose sanctions under these laws, which are potentially significant and may include civil monetary penalties, damages, exclusion of an entity or individual from participation in government healthcare programs, criminal fines and imprisonment, as well as the potential curtailment or restructuring of our operations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert the attention of our management from operating our business.
Pricing, Coverage and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States, sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers, including governments. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. Third-party payers can include government healthcare systems, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers may provide coverage, but place stringent limitations on such coverage, such as requiring alternative treatments to be tried first. These third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety, efficacy, and overall value. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to incurring the costs required to obtain FDA approvals. Our product candidates may not be considered medically reasonable or necessary or cost-effective. Even if a drug product is covered, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
Federal, state and local governments in the United States continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Future legislation could limit payments for pharmaceuticals such as the drug candidates that we are developing.

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
We have proposed novel payment models, including outcomes-based arrangements with payments over time, to assist with realizing the value and sharing the risk of a potential one-time treatment, such as for beti-cel. While we are engaged in discussions with potential payers, there is no assurance that these payment models will be widely adopted by payers. Even with these payment models, there may be substantial resistance to the cost of our products by payers and the public generally. These payment models may not be sufficient for payers to grant coverage, and if we are unable to obtain adequate coverage for our products, the adoption of our products and access for patients may be limited. In addition, to the extent reimbursement for our products is subject to outcomes-based arrangements, our future revenues from product sales will be more at risk. These factors could affect our ability to successfully commercialize our products and adversely impact our business, financial condition, results of operations and prospects.
COVID-19
Beginning in late 2019, the outbreak of a novel strain of coronavirus ("COVID-19") has evolved into a global pandemic. As a result, we continue to experience disruptions and increased risk in our operations and those of third parties upon whom we rely, which may materially and adversely affect our business. These include disruptions and risks related to the conduct of our clinical trials, manufacturing, and commercialization efforts, as policies at various clinical sites and federal, state, local and foreign laws, rules and regulations continue to evolve, including quarantines, travel restrictions, and direction of healthcare resources toward pandemic response efforts. We continue to evaluate the impact of the COVID-19 global pandemic on patients, healthcare providers and our employees, as well as our operations and the operations of our business partners and healthcare communities. In response to the COVID-19 pandemic, we have implemented policies at our location to mitigate the risk of exposure to COVID-19 by our personnel, including restrictions on the number of staff in any given research and development laboratory or manufacturing facility, a work-from-home policy applicable to the majority of our personnel, and a phased approach to bringing personnel back to our location over time. Further, we are working with our clinical study sites to understand the duration and scope of the impact on enrollment, develop protocols to help mitigate the impact of the COVID-19 pandemic, and other activities for our ongoing clinical studies. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K) for further discussion regarding the impact of COVID-19 on our fiscal year 2021 financial results.
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
Human capital
As of January 31, 2022, we had 518 full-time employees, 80 of whom have Ph.D., M.D. or Pharm.D. degrees. Of these full-time employees, 330 employees are engaged in research and development activities and 188 employees are engaged in commercial, finance, legal, business development, human resources, information technology, facilities and other general administrative functions. We have no collective bargaining agreements with our employees and we have not experienced any work stoppages. We consider our relations with our employees to be good.
Compensation and benefits programs
Our compensation programs are designed to align our employees' interests with the drivers of growth and stockholder returns by supporting the Company's achievement of its primary business goals. The Company's goal is to attract and retain employees whose talents, expertise, leadership, and contributions are expected to sustain growth and drive long-term stockholder value. Consequently, we provide employee wages that are competitive within our industry, and we engage a nationally-recognized outside compensation and benefits consulting firm to independently evaluate the effectiveness of our compensation and benefit programs and to provide benchmarking against our peers within the industry. We seek to align our employees' interests with those of stockholders by linking annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align the employee’s financial interests with the interests of stockholders. We are also committed to providing comprehensive benefit options and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. All employees are eligible for medical, dental, and vision insurance, paid and unpaid leaves, employee stock purchase plan, 401(k) plan, and group life and disability coverage.
Employee development and training
The development, recruitment and retention of our employees is a critical success factor for our company. To ensure we provide a meaningful experience for our employees, we regularly measure organizational culture and engagement, to build on the competencies that are important for our future success. We have a robust talent and succession planning process and have established programs to support the talent pipeline for critical roles throughout our organization, to help us identify, foster, and retain high performing employees. To empower our employees to realize their potential at bluebird, we provide a range of development programs, opportunities and resources they need to be successful, including leveraging formal leadership training and coaching to improve performance and retention, increase our organizational learning and support the promotion of our current employees.
Diversity
We are committed to taking action to help address racial injustice and inequality. With significant input from employees and leaders at bluebird, we have adopted corporate goals to increase diversity and representation across our employee population.
Corporate Information
We were incorporated in Delaware in April 1992 under the name Genetix Pharmaceuticals, Inc., and subsequently changed our name to bluebird bio, Inc. in September 2010. In November 2021, we completed a tax-free spin-off of our oncology programs and portfolio, including idecabtagene vicleucel, a CAR-T cell therapy for the treatment of relapsed and refractory multiple myeloma marketed as ABECMA pursuant to a co-promotion and co-development agreement with Bristol-Myers Squibb Company, into a separate independent publicly traded company, 2seventy bio, Inc., or 2seventy. Our mailing address and executive offices are located at 60 Binney Street, Cambridge, Massachusetts and our telephone number at that address is (339) 499-9300. Following our move to our new corporate headquarters expected in the second quarter of 2022, our mailing address and executive offices will be 455 Grand Union Boulevard, Somerville, Massachusetts, and our telephone number at that address will be (339) 499-9300. We maintain an Internet website at the following address: www.bluebirdbio.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission ("SEC").
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
We have incurred net losses in each year since our inception in 1992, including net losses from continuing operations of $562.6 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $3.72 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We have not generated material revenues from the sale of beti-cel in the European Union, and we do not expect to generate meaningful product revenues in the foreseeable future until we obtain marketing approval for products in the United States and following any potential commercial launch. Following marketing approval, our future revenues will depend upon the size of any markets in which our potential products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our potential products in those markets.
We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
•continue our research and clinical development of our product candidates;
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
There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
We are currently advancing our late-stage programs in severe genetic diseases through clinical development. Developing and commercializing gene therapy products is expensive, and we do not expect to generate meaningful product revenues in the foreseeable future until we obtain marketing approval for products in the United States and following any potential commercial launch.
As of December 31, 2021, our cash, cash equivalents and marketable securities were $396.6 million. As of completion of the separation, we had restricted cash, cash and cash equivalents, and marketable securities of approximately $507.2 million. Based on our current business plan, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that our financial statements for the year ended December 31, 2021 are issued. Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our potential products following marketing approval if and when obtained. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, or if revenues from collaboration arrangements or product sales are less than we have projected, we may be required to further revise our business plan and strategy, which may result in us significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any product candidates or may result in our being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition and results of operations could be materially affected.
Our future success depends on our ability to retain key employees and to attract, retain and motivate qualified personnel.

We are highly dependent on our executive team and key employees, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and our turnover rate has been high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, our financial condition and recent delays in our late-stage programs have made it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.
Insertional oncogenesis is a risk of gene therapies using viral vectors that can integrate into the genome, and several patients with CALD treated with eli-cel in our clinical studies have been diagnosed with MDS likely mediated by Lenti-D LVV insertion. These events may require us to halt or delay further clinical development of our product candidates, such as eli-cel, or to suspend or cease commercialization following marketing approval, and the commercial potential of our product candidates may be materially and negatively impacted.
A potentially significant risk in any gene therapy product using viral vectors that can integrate into the genome is that the vector will insert in or near cancer-causing genes, leading to the proliferation of certain cellular clones that can cause cancer in the patient, known as insertional oncogenesis. Several patients with CALD treated with eli-cel in our clinical studies have been diagnosed with MDS likely mediated by Lenti-D LVV insertion, and as a result, the FDA placed our clinical studies of eli-cel on clinical hold. On February 23, 2022, the FDA notified us that the clinical hold on the eli-cel program would remain in place, and requested additional information about safety events and monitoring in the eli-cel clinical program. We have no assurances as to whether we will successfully resolve the clinical hold. In addition, we cannot make assurances that additional patients treated with eli-cel, beti-cel or lovo-cel in the clinical or commercial setting will not exhibit clonal predominance in the future, or that additional patients will not be diagnosed with MDS, leukemia or lymphoma. There is also the potential risk of delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. The FDA has stated that LVV possess characteristics that may pose high risks of delayed adverse events. If any such adverse events occur, further advancement of our clinical studies could be halted or delayed, we may not receive marketing approval for our product candidates, and we may be unable to commercialize any approved product. It is possible that upon occurrence or recurrence of any of these events, the FDA may place one or more of our programs on hold, impose requirements that result in delays for regulatory approval for one or more of our programs, require risk evaluation or mitigation strategies as a condition for regulatory approval, or may cause us to cease commercialization following the receipt of any marketing approval. If any of these were to occur, the commercial potential of our programs may be materially and negatively impacted.
Furthermore, treatment with our potential products involve chemotherapy or myeloablative treatments which can cause side effects or adverse events that may impact the perception of the potential benefits of our potential products. For instance, MDS leading to acute myeloid leukemia is a known risk of certain myeloablative regimens. Additionally, beti-cel, eli-cel, or lovo-cel, the procedures associated with their administration, or with the collection of patients' cells, could potentially cause other adverse events that have not yet been predicted. The inclusion of patients with significant underlying medical problems in our clinical studies may result in deaths, or other adverse medical events, due to other therapies or medications that such patients may be using, or the progression of their disease. For instance, it is possible that the events of MDS and acute myeloid leukemia previously reported in our HGB-206 clinical study were caused by lovo-cel, in combination with underlying SCD, transplant procedure, and stress on the bone marrow following drug product infusion. Even if a product such as lovo-cel, eli-cel or beti-cel is ultimately approved, such safety events may result in the product being removed from the market or its market opportunity being significantly reduced. Other patients receiving our product candidates may develop leukemia, lymphoma, or MDS in the future, which may negatively impact the commercial prospects of our product candidates. Any of these events could impair our ability to develop or commercialize our product candidates, and their commercial potential may be materially and negatively impacted.

Risks related to commercialization
We have limited experience as a commercial company and the marketing and sale of beti-cel, eli-cel, and lovo-cel following marketing approval, if and when obtained, may be unsuccessful or less successful than anticipated.
We have limited experience as a commercial company. To-date, our experience as a commercial company has been limited to commercializing beti-cel in Europe. In August 2021, we announced that we are focusing our efforts in the near-term on the U.S. market and plan to execute an orderly wind down of our European operations. Consequently, there is limited information about our ability to overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. To execute our business plan, we will need to successfully:
•gain regulatory approval to commercialize beti-cel, eli-cel, and lovo-cel in the United States;
•obtain adequate pricing and reimbursement for beti-cel, eli-cel, and lovo-cel across payers in the United States;
•establish and maintain, in the regions where we hope to treat patients, relationships with qualified treatment centers who will be treating the patients who receive beti-cel, eli-cel, and lovo-cel;
•manage our spending in the conduct of our clinical trials, seek marketing approvals, and engage in commercialization efforts, including for any extension of marketing approval of beti-cel, eli-cel, and lovo-cel; and
•initiate, develop and maintain successful strategic alliances.
If we are not successful in accomplishing these objectives, we may not be able to develop and commercialize beti-cel, eli-cel, or lovo-cel, raise capital, expand our business, or continue our operations.
The commercial success of beti-cel, eli-cel, and lovo-cel following marketing approval, if and when obtained, will depend upon the degree of market acceptance by physicians, patients, payers and others in the medical community.
The commercial success of beti-cel, eli-cel, and lovo-cel following marketing approval, if and when obtained, will depend in part on the medical community, patients, and third-party or governmental payers accepting gene therapy products in general, and beti-cel, eli-cel, and lovo-cel, in particular, as medically useful, cost-effective, and safe. Beti-cel, eli-cel, and lovo-cel that we may bring to the market may not gain market acceptance by physicians, patients, payers and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of beti-cel, eli-cel, and lovo-cel following marketing approval, if and when obtained, will depend on a number of factors, including:
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
Even if a potential product displays a favorable efficacy and safety profile in preclinical and clinical studies, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and payers on the benefits of our potential products may require significant resources and may never be successful. For instance, following marketing approval of beti-cel in the European Union, we did not reach agreement with payers on an acceptable price for reimbursement in our priority markets in Europe, and we are no longer seeking to commercialize our product candidates in

Europe for the foreseeable future. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors. Any of these factors may cause beti-cel, eli-cel, or lovo-cel, to be unsuccessful or less successful than anticipated.
If the market opportunities for our potential products are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.
We focus our research and product development on treatments for severe genetic diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our potential products, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. Additionally, the potentially addressable patient population for our potential products may be limited or may not be amenable to treatment with our potential products. For instance, in our lovo-cel and eli-cel programs, we have received notice of safety events of acute myeloid leukemia or myelodysplastic syndrome, and additional such events may be reported in the future. The market opportunity for our gene therapies may be negatively impacted even if our gene therapies ultimately receive marketing approval.
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
We rely on a complex supply chain for beti-cel, eli-cel, and lovo-cel. The manufacture and delivery of LVV and drug products present significant challenges for us, and we may not be able to produce our vector and drug products at the quality, quantities, locations or timing needed to support our clinical programs and commercialization following marketing approval if and when obtained. In addition, we may encounter challenges with engaging or coordinating with qualified treatment centers needed to support commercialization following marketing approval if and when obtained.
We rely on third parties to manufacture the LVV and the drug product for any clinical trials that we conduct, and we intend to rely on third parties for the supply of LVV and drug product for commercialization following any marketing approval, if and when obtained. We have not secured all of the commercial-scale manufacturing capacity that we anticipate requiring for the commercialization of our therapies to meet our forecasts beyond the potential launch, if they should receive marketing approval. If we fail to secure adequate capacity to manufacture our drug products or LVV used in the manufacture of our drug products in accordance with our forecasts beyond the potential launch of our therapies, we may be unable to execute on our development and commercialization plans on the timing that we expect, or at all.
The manufacture of LVV and drug products is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, managing the transition from clinical manufacturing to manufacturing in the commercial setting, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot make any assurances that these problems will not occur in the future, or that we will be able to resolve or address in a timely manner or with available funds problems that occur. Because of this complexity, transitioning production of either LVV or drug products to backup or second source manufacturing, or to internal manufacturing capacity, requires a lengthy technology transfer process and may require additional significant financial expenditures. Furthermore, our cost of goods development is at an early stage. The actual cost to manufacture our LVV and drug products could be greater than we expect and could materially and adversely affect the commercial viability of beti-cel, eli-cel, or lovo-cel. If we or such third-party manufacturers are unable to produce the necessary quantities of LVV and our drug products, or in compliance with GMP or other pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and commercialization of our potential products may be materially harmed, result in delays in our plans or increased capital expenditures.
In addition, any significant disruption in our supplier relationships could harm our business. We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain key materials that are used to manufacture beti-cel, eli-cel, and lovo-cel. Such suppliers may not sell these key materials to us or to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these key materials by our manufacturers, and we currently do not have agreements for the commercial supply for all of these key materials.
Additionally, since the HSCs used as starting material for drug products have a limited window of stability following procurement from a patient, we must establish transduction facilities in the regions where we wish to commercialize beti-cel, eli-cel, and lovo-cel following marketing approval, if and when obtained. Establishment of such facilities may be financially impractical or impeded by technical, quality, or regulatory issues related to these new sites and we may also run into technical or scientific issues related to transfer of our transduction process or other developmental issues that we may be unable to resolve in a timely manner or with available funds. We have no assurance as to when drug product manufacturing using cryopreserved apheresis starting material will be available, if ever.
Our commercial strategy is to engage apheresis and transplant centers as qualified treatment centers for the collection of patient HSCs and infusion of the drug product once manufactured. To ensure that the qualified treatment centers are prepared to collect patient HSCs and to ship them to our transduction facilities in accordance with our specifications and regulatory requirements, we train and conduct quality assessments of each center as part of engagement. These qualified treatment centers are the first and last points on our complex supply chain to reach patients in the commercial setting. We may not be able to engage qualified treatment centers in all of the regions in our commercial launch strategy, or we may encounter other challenges or delays in engaging qualified treatment centers. We may fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the drug product back to the patient. Logistical and shipment delays and problems caused by us, our third-party vendors, and other factors not in our control, such as weather, could prevent or delay the manufacture of or delivery of drug product to patients. If our qualified treatment centers fail to perform satisfactorily, we may suffer reputational, operational, and business harm. We are required to maintain a complex chain of identity and chain of custody with respect to patient material as it moves through the manufacturing process, from the qualified treatment center to the transduction facility, and back to the patient. Failure to maintain chain of identity and chain of custody could result in adverse patient outcomes, loss of product or regulatory action.
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
We have limited prior sales or distribution experience and limited capabilities for marketing and market access, and we did not generate meaningful product sales following the commercial launch of beti-cel following marketing approval in Europe. To successfully commercialize beti-cel, eli-cel, and lovo-cel following marketing approval in the United States, if and when obtained, we will need to further develop these capabilities. We may need to expand our infrastructure to support commercial operations in the United States, either on our own or with others. Commercializing an autologous gene therapy is resource-intensive and has required, and will continue to require, substantial investment in commercial capabilities. We are competing with companies that currently have extensive and well-funded marketing and sales operations. Without significant commercial experience as a company or the support of a third-party to perform these functions, including marketing and sales functions, we may be unable to compete successfully against these more established companies. Furthermore, a significant proportion of the patient populations for beti-cel, eli-cel, and lovo-cel lies outside of the United States. We currently expect to focus our operations and efforts on markets in the United States and intend to rely heavily on third parties for geographies outside of the United States. We may enter into collaborations with third parties to utilize their mature marketing and distribution capabilities, but we may be unable to enter into agreements on favorable terms, if at all. If we do not enter into collaboration arrangements with third parties to pursue regulatory authorization or commercialization of our programs for markets outside of the United States, or if our future collaborative partners do not commit sufficient resources to such efforts, we may be unable to generate sufficient revenue to sustain our business.

The insurance coverage and reimbursement status of newly-approved products in the United States is uncertain. Due to the novel nature of our technology and the potential for our product to offer lifetime therapeutic benefit in a single administration, we face additional challenges in obtaining adequate pricing and reimbursement for our product. Failure to obtain or maintain adequate coverage and reimbursement for any new or current product could limit our ability to market those products and decrease our ability to generate revenue.
The availability and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford expensive treatments, such as gene therapy products. Sales of our potential products will depend substantially, both domestically and abroad, on the extent to which the costs of our potential products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other payers. There is no assurance that the approved prices or reimbursement levels that payers will be willing to pay will be acceptable to us. In addition, because our therapies represent new treatment approaches, the estimation of potential revenues will be complex. For products administered under the supervision of a physician, obtaining reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.
There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products, including gene therapies that are potential one-time treatments. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services ("CMS") an agency within the U.S. Department of Health and Human Services ("HHS"), as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products.
Moreover, increasing efforts by governmental and third-party payers to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for beti-cel, eli-cel, or lovo-cel following marketing approval, if and when obtained. We expect to experience pricing pressures in connection with the sale of our potential products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. Net prices for drugs may be reduced by mandatory discounts or rebates required by government or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
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

Risks related to the research and development of our product candidates
We cannot predict when or if we will obtain marketing approval to commercialize beti-cel, eli-cel, or lovo-cel, and the marketing approval of our product candidates may ultimately be for more narrow indications than we expect. If our product candidates are not approved in a timely manner or at all for any reason, our business prospects, results of operations, and financial condition would be adversely affected.
Before obtaining marketing approval from regulatory authorities for the commercialization of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity and potency, and efficacy, of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. There is a high failure rate for therapies proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical studies even after achieving promising results in earlier stage clinical studies. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development include:
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
Results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There is limited data concerning long-term safety and efficacy following treatment with our product candidates. These data, or other positive data, may not continue or occur for these patients or for any future patients in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. Furthermore, our product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or marketing approval of our product candidates. For instance, while patients with SCD who have been treated with lovo-cel may experience a reduction of vaso-occlusive events following successful engraftment, there can be no assurance that they will not experience vaso-occlusive events in the future. We have experienced unexpected results in the past, and we may experience unexpected results in the future.
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

The BLA submission for beti-cel is based on data from patients treated in our studies, including the Phase 3 HGB-207 (Northstar-2) and HGB-212 (Northstar-3) studies, and the Phase 1/2 HGB-204 (Northstar) and HGB-205 studies, and has been accepted for filing by the FDA with priority review and a PDUFA goal date of August 19, 2022. However, it should be noted that our ability to obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data and information submitted in the original BLA and during review, and the data submitted may not be sufficiently robust from a safety and/or efficacy perspective, or from a manufacturing and/or quality perspective, to support the approval of the BLA. Based on the available data from these clinical studies and the information submitted, the FDA may require that we conduct additional or larger pivotal trials before we can obtain approval of the BLA for beti-cel for the treatment of patients with β-thalassemia who require regular transfusions.
The BLA submission for eli-cel is based on the safety and efficacy data from our completed Starbeam study, our ongoing ALD-104 study, and the completed ALD-103 observational study, and has been accepted for filing by the FDA for filing and and granted priority review, with a PDUFA goal date of September 16, 2022. Whether eli-cel is eligible for approval will ultimately be determined at the discretion of the FDA, and is dependent upon the data and information submitted in the BLA and during review, and the data submitted may not be sufficiently robust from a safety and/or efficacy perspective, or from a manufacturing and/or quality perspective, to support approval of the BLA. Moreover, several patients with CALD treated with eli-cel in our clinical studies have been diagnosed with MDS likely mediated by Lenti-D LVV insertion, and as a result, our clinical studies of eli-cel have been subject to a clinical hold. On February 23, 2022, the FDA notified us that the clinical hold on the eli-cel program would remain in place, and requested additional information about safety events and monitoring in the eli-cel clinical program. We have no assurances as to whether we will successfully resolve the clinical hold. Based on the available data submitted from our clinical studies, and pending the resolution of the clinical hold, the FDA may determine that eli-cel cannot be approved or it may require that we conduct additional follow-up or larger clinical trials before we can obtain approval of the BLA for eli-cel for the treatment of patients with CALD, if ever.
Based on our discussions with the FDA, we believe that we may be able to seek approval for lovo-cel in the United States on the basis of clinical data from Group C of our ongoing HGB-206 clinical study, and supporting data from our ongoing HGB-210 clinical study. However, in December 2021, we announced that the FDA has placed our clinical program for lovo-cel on partial clinical hold for patients under the age of 18, which relates to our ongoing investigation into an adolescent patient with persistent, non-transfusion-dependent anemia following treatment with lovo-cel, who was 18 months post-treatment. We do not have any assurance as to when, if ever, we may resume enrolling patients under the age of 18 in our lovo-cel studies. The partial clinical hold has the potential to negatively impact our ability to generate the analytical comparability and validation data for our commercial manufacturing process needed to support our planned BLA submission for lovo-cel.
If our product candidates are ultimately not approved for any reason, our business, prospects, results of operations and financial condition would be adversely affected.
Changes in our manufacturing processes may cause delays in our clinical development and commercialization plans.
The manufacturing processes for our LVV and our drug products are complex. We explore improvements to our manufacturing processes on a continual basis, as we evaluate clinical and manufacturing data and based on discussions with regulatory authorities. In some circumstances, changes in the manufacturing process may require us to perform additional comparability studies, collect additional data from patients, submit additional regulatory filings, or comply with additional requirements, which may lead to delays in our clinical development and commercialization plans. For instance, following the conditional approval of beti-cel by the European Commission, we continued to refine our commercial drug product manufacturing process to narrow some of the manufacturing process parameters and to tighten the range of commercial drug product release specifications, based on discussions with the European Medicines Agency and evolving clinical data. Implementing these changes to the beti-cel commercial manufacturing process had the effect of delaying our ability to treat the first patient in the commercial context in Europe. In lovo-cel, we plan to seek regulatory approval for drug product utilizing LVV manufactured using a scalable suspension manufacturing process using bioreactors, rather than an adherent cell tray manufacturing process, and we will need to generate analytical comparability and validation data that is acceptable to the FDA in support of such process change. Over time, we also intend to transition the LVV manufacturing process for beti-cel in the United States to the suspension manufacturing process, and the timing in which we are able to make the transition will be dependent upon reaching agreement with the FDA, which may require us to conduct additional studies, collect additional data, develop additional assays, or modify release specifications. Following potential marketing approval if and when received, we also intend to transition our drug product manufacturing process in lovo-cel to utilize cryopreserved apheresis patient starting material in order to expand the potential reach of our therapy, which would similarly require comparability and process validation data to support such transition.

We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced, safer or more effective than ours, which may adversely affect our financial condition and our ability to successfully develop and commercialize beti-cel, eli-cel, and lovo-cel. If our competitors obtain orphan drug exclusivity for products that regulatory authorities determine constitute the same drug and treat the same indications as our product candidates, and they obtain marketing authorization, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.
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
In addition, although beti-cel, eli-cel, and lovo-cel have been granted orphan drug status by the FDA there are limitations to the exclusivity. In the United States, the exclusivity period for orphan drugs is seven years, while pediatric exclusivity adds six months to any existing patents or exclusivity periods. Generally, if a product with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our potential products for the exclusivity period for the applicable indication.
Finally, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.
We may not be successful in our efforts to expand applications of our platform technologies through the discovery of additional product candidates or complementary technologies such as reduced toxicity conditioning.
The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our platform technologies, such as in vivo product candidates. Our growth strategy also depends upon our ability to leverage advancements in complementary technologies such as in reduced toxicity conditioning or in stem cell mobilization. Our research programs may fail to identify other potential product candidates for clinical development or advance such complementary technologies for a number of reasons. We may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. Research programs to identify new product candidates and new technologies require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If any of these events occur, we may be forced to abandon our research, development or commercialization efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.
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
Risks related to our reliance on third parties
We rely on third parties to conduct some or all aspects of our LVV production, drug product manufacturing, and testing, and these third parties may not perform satisfactorily.
We do not independently conduct all aspects of our LVV production, drug product manufacturing, and testing. We currently rely, and expect to continue to rely, on third parties with respect to these items, including manufacturing and testing in the commercial context.
Our reliance on these third parties for manufacturing, testing, research and development activities reduce our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for products that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical studies are conducted in accordance with the study plan and protocols, and that our LVV and drug products are manufactured in accordance with GMP as applied in the relevant jurisdictions.
If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our LVV and drug products in accordance with GMP, whether due to the impacts of COVID-19 or otherwise, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND and BLA submissions and approval of our product candidates, or to support commercialization of our products, if approved. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us at any time. If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.
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
We may be forced to manufacture LVV and drug product ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture our LVV or drug product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Any of these events could lead to clinical study delays or failure to obtain marketing approval, or impact our ability to successfully commercialize our potential products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.
We and our contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.
All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Some components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and where required, must adhere to the FDA’s or other regulator’s good laboratory practices ("GLP"), and GMP regulations enforced by the FDA or other regulator through facilities inspection programs. Some of our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA or other marketing approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA or other marketing approval of the products will not be granted.
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
Our ability to generate revenues and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory, pricing and reimbursement approvals necessary to commercialize beti-cel, eli-cel, or lovo-cel. Our ability to generate revenues from product sales depends heavily on our success in:
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
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct. We may be incorrect in our assumptions regarding the applicability of drug pricing programs and rebates that may be applicable to our potential products, which may result in our under- or over-estimating our anticipated product revenues especially as applicable laws and regulations governing pricing evolve over time. In addition, to the extent payment for our potential products is subject to outcomes-based arrangements over time, the total payments received from product sales may vary, our cash collection of future payments and revenue assumptions from product sales will be at risk, and the timing of revenue recognition may not correspond to the timing of cash collection.
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
Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. We expect that following marketing approval, if and when obtained, revenues from product sales will be difficult to predict from period to period, given the absence of historical sales data for beti-cel, eli-cel and lovo-cel.
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
Since March 2020, when the World Health Organization characterized COVID-19 as a pandemic, the related adverse public health developments, including orders to shelter-in-place, travel restrictions, and the imposition of additional requirements on businesses, have adversely affected workforces, organizations, healthcare communities, economies, and financial markets globally, leading to economic uncertainty and increased market volatility. It has also disrupted the normal operations of businesses across industries, including ours. As a result of the COVID-19 pandemic, we have experienced and expect to experience disruptions in our operations and business, and those of third parties upon whom we rely. For instance, we have experienced disruptions in the conduct of our clinical trials, manufacturing and commercialization efforts, including the commercial launch of beti-cel in Germany and the treatment of patients in the commercial context. We cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic and related effects may have on our business, financial condition, results of operations and cash flows. We expect to continue experiencing these disruptions in our operations and those of our third parties for an unknown period of time, as the trajectory of the COVID-19 pandemic remains uncertain and continues to evolve in the United States. These impacts, which may materially and adversely affect our business, include the following:
•We are conducting a number of clinical studies across our programs in geographies which are affected by the COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our clinical studies. Policies at various clinical sites and federal, state, local and foreign laws, rules and regulations are continuing to evolve, including through the implementation of quarantines and travel restrictions, and direction of healthcare resources toward pandemic response efforts. For instance, the availability of intensive care unit beds and related healthcare resources available to support activities unrelated to COVID-19 response have fluctuated with the incidence of severe cases of COVID-19 in the surrounding communities, and we anticipate that the availability of healthcare resources will continue to fluctuate and may become significantly constrained, with variability across geographies. The COVID-19 pandemic has disrupted the conduct of our ongoing clinical studies, with the result of slower patient enrollment and treatment as well as delays in post-treatment patient follow-up visits. These impacts have varied by clinical study, with the most significant impacts being on our ongoing HGB-210 study for lovo-cel. It is possible that these delays may impact the timing of our regulatory submissions. It is unknown how long these disruptions could continue.
•We currently rely on third parties to manufacture, perform quality testing, and ship LVV and drug product for our clinical studies and, if and when we receive marketing approval for our therapies, expect to rely on such third parties to support commercialization efforts. The third parties in our supply chain have been and may continue to be subject to restrictions in operations arising from the COVID-19 pandemic, and in addition, a number of these third parties have experienced operational disruptions, which have affected activities necessary for our research and development efforts, as well as our commercialization efforts in the United States. These restrictions and disruptions in operations have also given rise to staffing shortages from time to time, which may result in production slowdowns and/or disruptions in delivery systems, potentially interrupting our supply chain and limiting our ability to manufacture LVV and drug product for our clinical studies and for commercial use. At this time, it is unknown how long these disruptions may continue, or the full extent of their impacts.
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
•The trading prices for our shares of common stock and other biopharmaceutical companies have been highly volatile as a result of the economic volatility and uncertainty caused by the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of shares of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of, or failure to manage or contain, the COVID-19 pandemic will materially and adversely affect our business, the value of our common stock, and our ability to operate under our operating plan and execute our strategy. Our business and operating plan have already been impacted by the COVID-19 pandemic, the associated governmental restrictions, and the resulting economic conditions, leading us to reduce and defer costs, adjust our priorities, timelines and expectations, and review and revise our operating plans with the intention that it would enable us to advance our corporate strategy and pipeline during an extended period of uncertainty.
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
•the ability to obtain or deliver sufficient and timely supplies, given the disruptions to the production capabilities of our manufacturers and suppliers, particularly with respect to the priority given to the development, regulatory approval, and manufacture of COVID-19 vaccines and diagnostic tests;
•our access to the debt and equity markets on satisfactory terms, or at all;
•disruptions in regulatory oversight and actions, as a result of significant and unexpected resources expended to address the COVID-19 by regulators and industry professionals; and
•any impacts on our and our partners’ offices, operations and facilities.
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
Even if we obtain marketing approval in a jurisdiction, regulatory authorities may still impose significant restrictions on the indicated uses or marketing of any approved products, or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. For example, the FDA typically advises that patients treated with gene therapy undergo follow-up observations for potential adverse events for a 15-year period. Additionally, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. We have experienced interruptions in our marketing of beti-cel in Europe due to safety concerns arising from our lovo-cel program, and we can make no assurance that we will not experience interruptions in any marketing or other commercialization activities in the future, whether due to safety concerns in any approved products, or due to events arising from programs that utilize technologies similar to or related to ours.
In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with good manufacturing practices ("GMP") and adherence to commitments made in the BLA. If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.
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
In addition, we may be subject to patient privacy laws by both the federal government and the states in which we conduct our business. For example, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH") and their respective implementing regulations, imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions In addition to HIPAA, as amended by HITECH, and their respective implementing regulations, California recently enacted the California Consumer Privacy Act ("CCPA") which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is currently an exception for protected health information that is subject to HIPAA, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.
EU member states, Switzerland and other countries have also adopted data protection laws and regulations, which impose significant compliance obligations. In the European Union, the collection and use of personal health data is currently governed by the provisions of the General Data Protection Regulation ("GDPR"). The GDPR, together with the national legislation of the individual EU member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. In particular, these obligations and restrictions concern the consent of the individuals to whom the personal data relates, the information provided to the individuals for the consent to be considered valid, the transfer of personal data out of the European Economic Area, security breach notifications, the use of third-party processors in connection with the processing of the personal data, confidentiality of the personal data, as well as substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU member states may interpret the GDPR and national laws differently and impose additional requirements, which add to the complexity of processing personal data in the European Union. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any activities falling within the scope of the GDPR. Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated.

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
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 ("Affordable Care Act"), was passed, which substantially changed the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug

Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, expanded the types of entities eligible for the 340B drug discount program, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
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
Risks related to the separation of our oncology programs and portfolio
We may incur operational difficulties or be exposed to claims and liabilities as a result of the separation of 2seventy bio.
On November 4, 2021, we distributed all of the outstanding shares of 2seventy bio, Inc. ("2seventy") common stock to our stockholders in connection with the separation of our oncology programs and portfolio. In connection with the distribution, we entered into a separation agreement and various other agreements (including a tax matters agreement, an employee matters agreement, transition services agreements and an intellectual property license agreement). These agreements govern the separation and distribution and the relationship between us and 2seventy going forward, including with respect to potential tax-related losses associated with the separation and distribution. They also provide for the performance of services by each company for the benefit of the other for a period of time.
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
We may fail to realize some or all of the anticipated benefits of the separation of 2seventy.
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
The separation may result in disruptions to, and harm our relationships with, our strategic business partners.
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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex parte reexaminations, post-grant review, and inter partes review proceedings before the U.S. Patent and Trademark Office ("U.S. PTO") and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.
Third parties have asserted and in the future may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.
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
We are a party to a number of intellectual property license agreements that are important to our business and expect to enter into additional license agreements in the future. Our existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. Pursuant to an intellectual property license agreement with 2seventy, we granted sublicenses to 2seventy to certain existing license agreements. If we fail to comply with our obligations under these agreements, we or 2seventy materially breach these agreements, or we are subject to a bankruptcy, the licensor may have the right to terminate the license, in which event we would not be able to market products covered by the license.
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
•failure to successfully manage the commercial launch of beti-cel, eli-cel, or lovo-cel following marketing approval, if and when obtained, including failure to manage our supply chain operations in the coordination and delivery of drug product to patients at qualified treatment centers;
•failure to obtain sufficient pricing and reimbursement for beti-cel, eli-cel, or lovo-cel from private and governmental payers following marketing approval, if and when obtained;
•failure to obtain market acceptance and adoption of beti-cel, eli-cel, or lovo-cel following marketing approval, if and when obtained;
•developments concerning the separation of our programs into two independent, publicly-traded companies;
•failure to maintain our existing strategic collaborations or enter into new collaborations;
•failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•changes in laws or regulations applicable to future products;
•inability to obtain adequate product supply for beti-cel, eli-cel, or lovo-cel, or the inability to do so at acceptable prices;

•adverse regulatory decisions;
•announcements of clinical trial results or progress in the development of programs by our competitors, and the introduction of new products, services or technologies by our competitors;
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
Pursuant to our 2013 Stock Option and Incentive Plan (the "2013 Plan") our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2013 Plan automatically increases each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2013 Plan each year. If our board of directors or compensation committee elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our stock price to fall. We make equity grants to certain new employees joining the company pursuant to an inducement plan, and our compensation committee may elect to increase the number of shares available for future grant without stockholder approval. We also have an Employee Stock Purchase Plan and any shares of common stock purchased pursuant to that plan will also cause dilution.

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
Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards ("NOLs") and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have completed several financings since our inception and prior to our initial public offering in 2013, which we believe have resulted in a change in control as defined by IRC Section 382. We completed a study through December 2020 confirming no ownership changes have occurred since our initial public offering in 2013. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
Our amended and restated certificate of incorporation and amended and restated by-laws designate specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated certificate of incorporation and amended and restated by-laws specify that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving claims brought against us by stockholders, other than suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any other claim for which the federal courts have exclusive jurisdiction and any action that the Court of Chancery of the State of Delaware has dismissed for lack of subject matter jurisdiction, which may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated by-laws also specify that, unless we consent in writing to the selection of an alternate forum, the United States District Court for the District of Massachusetts shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation and amended and restated by-laws described above.
We believe these provisions benefit us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes or federal judges experienced in resolving Securities Act disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors, officers, employees, and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees, or agents and result in increased costs for stockholders to bring a claim. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation and by-laws has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our amended and restated certificate of incorporation and amended and restated by-laws to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation or amended and restated by-laws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition, or results of operations.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Below is a summary of our material owned and leased properties as of December 31, 2021:
Massachusetts
Our current corporate headquarters encompasses approximately 72,988 square feet of office and laboratory space and is located at 60 Binney Street, Cambridge, Massachusetts. The lease commenced on November 3, 2021 and will continue until December 31, 2023.
In April 2019, we entered into a sublease agreement for approximately 267,278 square feet of office space located at 50 Binney Street, Cambridge, Massachusetts. In December 2021, we entered into a sub-sublease agreement with Meta Platforms, Inc. to sublease the entirety of the 50 Binney Street premises which we have rights to under the sublease. The sub-sublease will commence when the space is available for use, which is anticipated to be in the first half of 2022, and is expected to terminate on December 31, 2030.
In November 2021, we entered into a lease agreement for approximately 61,180 square feet of office space located at 455 Grand Union Boulevard, Somerville, Massachusetts. This space will be our future corporate headquarters. The lease will commence when the space is available for use, which is anticipated to be in the first half of 2022.
We believe that our existing facilities are adequate for our current needs.
Item 3. Legal Proceedings
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2021, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. We believe no governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
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

On October 21, 2021, Errant Gene Therapeutics, LLC filed a complaint against us in the United States District Court for the District of Delaware for alleged infringement of U.S. Patents 7,541,179 and 8,058,061. The allegations relate to our use of the BB305 lentiviral vector in the beti-cel program and seeks injunctive relief and money damages. On February 21, 2022, the parties stipulated to amend the case caption, in light of the Plaintiff’s name change, from Errant Gene Therapeutics, LLC to San Rocco Therapeutics, LLC. The Court granted this stipulation and, accordingly, the case is now captioned, San Rocco Therapeutics, LLC v. bluebird bio, Inc. and Third Rock Ventures, LLC, C.A. No. 21-1478-RGA.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been traded on the Nasdaq Global Select Market under the symbol “BLUE.”  On February 28, 2022, the last reported sale price for our common stock on the Nasdaq Global Select Market was $6.04 per share.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2016 and December 31, 2021, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2016 of our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Holders
As of February 28, 2022, there were approximately 10 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is provided in Item 12 of Part III of this Annual Report on Form 10-K.
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
Overview
We are a biotechnology company committed to researching, developing, and commercializing potentially transformative gene therapies for severe genetic diseases. We have built an integrated product platform with broad therapeutic potential in a variety of indications based on our lentiviral gene addition platform. Our gene therapy programs in severe genetic diseases include programs for β-thalassemia, SCD, and CALD. We also expect to make focused investments in research and development efforts on optimizing our existing programs as well as on pipeline programs in severe genetic diseases. The BLA for beti-cel as a treatment for patients with β-thalassemia who receive regular RBC transfusions was accepted for priority review by the FDA, and the PDUFA goal date is August 19, 2022. The BLA for eli-cel as a treatment for patients less than 18 years of age with early CALD was accepted for priority review by the FDA, and the PDUFA goal date is September 16, 2022. We are developing lovo-cel as a treatment for patients with SCD. Based on our discussions with the FDA, we believe that we may be able to seek approval for lovo-cel in the United States on the basis of clinical data from HGB-206 Group C, with supporting data from HGB-210. We have treated all of the patients who will form the primary basis of efficacy for approval, with the demonstration of analytical comparability and validation of our commercial manufacturing process as the key remaining actions prior to submission of our planned BLA for lovo-cel. In December 2021, the FDA placed a partial clinical hold on our clinical program for lovo-cel for enrolling patients under the age of 18. During the partial clinical hold, we anticipate continuing our clinical study activities as planned for patients 18 and older in HGB-210, as well as follow-up activities for treated patients of all ages in all studies.
We are focusing our development and commercialization efforts in the U.S. market. We have submitted a request for the withdrawal of the marketing authorization for beti-cel in the European Union, to be effective in the first half of 2022. As of December 31, 2021, we have withdrawn the marketing authorization for eli-cel in the European Union. We are continuing the long-term follow-up of patients previously enrolled within the clinical trial programs in Europe as planned but do not intend to initiate any new clinical trials in Europe for β-thalassemia, CALD or SCD. As a result, we anticipate a reduction of selling, general and administrative costs and an impact on our excess inventory analysis as future lots are produced, which is based on forecasted consumption levels driven by sales forecasts.
Since our inception in 1992, we have devoted substantially all of our resources to our development efforts relating to our product candidates, including activities to manufacture product candidates in compliance with good manufacturing practices ("GMP") to conduct clinical studies of our product candidates, to provide selling, general and administrative support for these operations and to protect our intellectual property. We have not generated material revenue from product sales. We have funded our operations primarily through the sale of common stock in our public offerings, private placements of preferred stock and warrants and through collaborations.
As of December 31, 2021, we had cash, cash equivalents and marketable securities of approximately $396.6 million. We have never been profitable and have incurred net losses in each year since inception. Our net loss from continuing operations was $562.6 million for the year ended December 31, 2021 and our accumulated deficit was $3.72 billion as of December 31, 2021. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years, as we:

•fund activities related to the potential commercial launches of our late-stage product candidates in the United States;
•seek regulatory approval for our product candidates;
•scale our manufacturing capabilities in support of potential commercialization following any regulatory approvals;
•conduct clinical studies for our clinical programs in β-thalassemia and SCD, and advance our preclinical programs into clinical development; and
•increase research and development-related activities for the discovery and development of product candidates and technologies in severe genetic diseases.
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
Business update
We continue to experience disruptions and increased risk related to the ongoing COVID-19 pandemic in our operations and those of third parties upon whom we rely, which may materially and adversely affect our business. These include disruptions and risks related to the conduct of our clinical trials, manufacturing, and commercialization efforts, as policies at various clinical sites and federal, state, local and foreign laws, rules and regulations continue to evolve, including quarantines, travel restrictions, and direction of healthcare resources toward pandemic response efforts. The effects of the COVID-19 pandemic impacted the timing of patient treatment in Europe in the commercial context, and the timing of our ongoing clinical studies, with the result of slower patient enrollment and treatment in our clinical studies and delays in post-treatment follow up visits, the impact of which has varied by clinical study and by program. It has also affected our activities with and operations at our third-party manufacturers. It is unknown how long these disruptions could continue. As a result of the demands upon healthcare regulatory authorities, review, inspection, and other activities related to review of regulatory submissions in drug development may be impacted, and may result in delays for an unknown period of time.
We continue to evaluate the impact of the COVID-19 global pandemic on patients, healthcare providers and our employees, as well as our operations and the operations of our business partners and healthcare communities. In response to the COVID-19 pandemic, we have implemented policies to mitigate the risk of exposure to COVID-19 by our personnel, including restrictions on the number of staff in any given research and development laboratory, and a flexible work-from-home policy applicable to the majority of our personnel.
We are working with our clinical study sites to mitigate the impact of the COVID-19 pandemic on activities for our ongoing clinical studies. However, the ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments which are difficult to predict.
In March 2021, we placed a portion of our internal LVV manufacturing facility into service, while still completing qualification of the remaining portion. In September 2021, we completed the sale of this LVV manufacturing facility to National Resilience, Inc. Currently all of our manufacturing activities are contracted out to third parties and we utilize third-party contract research organizations ("CROs") to carry out our clinical development activities. As we seek to obtain regulatory approval for our product candidates and begin commercialization following marketing approval, if obtained, we expect to incur significant commercialization expenses as we prepare for and begin product sales, marketing, commercial manufacturing, and distribution at such time. Accordingly, until we generate significant revenues from product sales at such time, we will continue to seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.
In April 2021, we announced our decision to withdraw ZYNTEGLO from the German market because reimbursement negotiations in Germany did not result in a price for ZYNTEGLO that reflects the value of the one-time gene therapy with potential life-long benefit for people living with transfusion dependent β-thalassemia. A total of approximately 50 employees were impacted by this reduction. During the three months ended June 30, 2021, we substantially completed the implementation of this reduction and, in accordance with ASC 420, Exit and Disposal Activities, and ASC 712, Nonretirement Postemployment

Benefits, recorded approximately $4.6 million of costs including severance, the portion of the employees' 2021 retention bonuses to be paid in cash, and the pro rata portion of the employees' 2021 performance bonus.
In July 2021, we made the decision to focus our efforts on the U.S. market for beti-cel, eli-cel, and lovo-cel and are executing an orderly wind down of our European operations. A total of approximately 90 employees were impacted by the reduction in workforce associated with this decision. We recorded $21.2 million of expense, in accordance with the related accounting standards mentioned above, for the affected employees.
All costs associated with the April 2021 and July 2021 reductions are reflected within restructuring expenses in our condensed consolidated statements of operations and comprehensive loss. See Note 17, Reduction in Workforce, in the notes to the consolidated financial statements.
We had cash, cash equivalents and marketable securities of approximately $396.6 million as of December 31, 2021. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances, the release of restricted cash related to the Company’s 50 Binney Street sublease, and the potential sale of priority review vouchers, if received, cannot be considered probable at this time because none of the plans are entirely within the Company’s control or have been approved by the Board of Directors as of the date of the financial statements.
Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Our plan to alleviate the conditions that raise substantial doubt include reduced 2022 spending, including projected savings through the move of the Company's headquarters to Assembly Row in Somerville, Massachusetts, the orderly wind down of European operations, the potential sale of priority review vouchers that would be issued with anticipated U.S. regulatory approvals of BLAs for beti-cel and eli-cel, and the pursuit of additional cash resources through public or private equity or debt financings. We have concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
Our legacy business
On November 4, 2021, we completed the separation of our severe genetic disease and oncology programs into two separate, publicly traded companies: bluebird bio, Inc. and 2seventy bio, Inc. ("2seventy bio"), a Delaware corporation and wholly-owned subsidiary prior to the separation (the "Separation"). The Separation was effected by means of a distribution of all of the outstanding shares of common stock of 2seventy bio in which each bluebird stockholder received one share of common stock, par value $0.0001 per share, of 2seventy bio for every three shares of common stock, par value $0.01 per share, of bluebird held as of the close of business on October 19, 2021 (the "Distribution").
We intend to focus on our severe genetic disease programs and 2seventy bio is expected to focus on the separated oncology programs. In collaboration with Bristol-Myers Squibb ("BMS"), 2seventy bio is commercializing idecabtagene vicleucel ("ide-cel") and developing bb21217 as treatments for multiple myeloma, a hematologic malignancy that develops in the bone marrow and is fatal if untreated. 2seventy bio is co-developing and co-promoting ide-cel as ABECMA in the United States with BMS and has exclusively licensed to BMS the development and commercialization rights for ide-cel outside of the United States. It has exclusively licensed the development and commercialization rights for the bb21217 product candidate to BMS, with an option for 2seventy bio to elect to co-develop and co-promote bb21217 within the United States. In March 2021, BMS received marketing approval from the FDA for ide-cel, marketed as ABECMA, as a treatment of adult patients with relapsed or refractory multiple myeloma after four or more prior lines of therapy, including an immunomodulatory agent, a proteasome inhibitor, and an anti-CD38 monoclonal antibody. Sales of ABECMA by BMS began in the second quarter of 2021.

In connection with the Separation, we entered into a separation agreement with 2seventy bio, dated as of November 3, 2021, that, among other things, sets forth our agreements with 2seventy bio regarding the principal actions to be taken in connection with the Separation, including the Distribution. In connection with the Separation, we also entered into certain other agreements with 2seventy bio, including transition services agreements. Pursuant to the transition services agreements, we are obligated to provide and are entitled to receive certain transition services related to corporate functions, such as finance, human resources, internal audit, research and development, financial reporting, and information technology. The separation and the aforementioned agreements are more fully described in Note 3, Discontinued operations, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
Financial operations overview
Product revenue
Our revenues have primarily been derived from product revenues associated with the sale of ZYNTEGLO in Germany.
Other revenue
We have recognized an immaterial amount of revenue associated with grants and collaboration agreements.
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
Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may not succeed in achieving regulatory approval for all of our product candidates. The duration, costs, and timing of clinical studies and development of our product candidates will depend on a variety of factors, any of which could mean a significant change in the costs and timing associated with the development of our product candidates, including:
•the scope, rate of progress, and expense of our ongoing as well as any additional clinical studies and other research and development activities we undertake;
•future clinical study results;

•uncertainties in clinical study enrollment rates;
•new manufacturing processes or protocols that we may choose to or be required to implement in the manufacture of our LVV or drug product;
•regulatory feedback on requirements for regulatory approval, as well as changing standards for regulatory approval; and
•the timing and receipt of any regulatory approvals.
We plan to increase our research and development expenses for the foreseeable future as we continue to advance the development of beti-cel, eli-cel, and lovo-cel, and conduct research and development activities in our pipeline programs. Our research and development expenses include expenses associated with the following activities:
•for the clinical studies of beti-cel, consisting of HGB-207, HGB-212, and the associated long-term follow-up protocol;
•for the clinical studies of lovo-cel, consisting of HGB-206, HGB-210, and the associated long-term follow-up protocol;
•for the clinical studies of eli-cel, consisting of ALD-104, and the associated long-term follow-up protocol;
•research and development activities for platform technology and our preclinical pipeline programs; and
•for the manufacture of clinical study materials in support of our clinical studies.
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

	Year ended December 31,
	2021	2020 (2)	2019 (2)
	(in thousands)
beti-cel	$53,292	$66,141	$73,896
lovo-cel (formerly LentiGlobin for SCD)	64,861	58,862	50,796
eli-cel	54,581	48,028	40,352
Preclinical programs	7,252	6,644	1,195
Total direct research and development expense	179,986	179,675	166,239
Employee- and contractor-related expenses	48,297	39,255	40,619
Stock-based compensation expense	42,989	49,766	59,378
Laboratory and related expenses(1)	5,466	8,956	12,208
License and other collaboration expenses(1)	—	40	1,984
Facility expenses	41,898	37,377	39,291
Other expenses	1,310	4,240	7,400
Total other research and development expenses	139,960	139,634	160,880
Total research and development expense	$319,946	$319,309	$327,119
(1)Prior to 2020, costs within these categories were disclosed as "platform-related expenses."
(2)Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
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
We anticipate that our selling, general and administrative expenses, including payroll and sales and marketing expenses, will continue to increase in the future relative to current levels as we perform commercial readiness activities in the United States for our product candidates.
Cost of product revenue
Cost of product revenue includes costs associated with the sale of ZYNTEGLO in Germany.
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
Discontinued operations
Net loss from discontinued operations consists of the results of our oncology business and our manufacturing facility in Durham, North Carolina and is reported as a separate component of income.
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
Discontinued operations

We determined that the Separation of our oncology business on November 4, 2021 and the sale of our manufacturing facility in Durham, North Carolina in July 2021 represented multiple components of a single disposal plan that met the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations. Accordingly,

the accompanying consolidated financial statements for all periods have been updated to present the assets and liabilities associated with the oncology business and the manufacturing facility separately as discontinued operations on the consolidated balance sheet and the results of all discontinued operations reported as a separate component of income in the consolidated statements of operations and comprehensive loss.
For additional information related to discontinued operations, refer to Note 3, Discontinued operations, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
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
Product revenue

We recognize product revenue in accordance with ASC 606, Revenue from Contracts with Customers. Product revenue represents sales of ZYNTEGLO. In 2021, we distributed ZYNTEGLO directly to hospitals in Germany. We determined that our contracted sales with hospitals formed a single performance obligation and we recognize revenue from product sales at the point in time that we satisfy our performance obligation, which is upon transferring control of ZYNTEGLO to the hospital. Control of the product generally transfers upon infusion of the product. Costs to manufacture and deliver the product and those associated with administering the therapy are included in cost of product revenue.
Leases
Under ASU 2016-02, Leases (Topic 842), (“ASU 2016-02” or “ASC 842”), at the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. We do not have material financing leases.
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
We have elected not to recognize leases with an original term of one year or less on the balance sheet. We typically only include an initial lease term in our assessment of a lease arrangement. Options to renew a lease are not included in our assessment unless there is reasonable certainty that we will renew.
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
Stock-based compensation
We issue stock-based awards to employees and non-employees, generally in the form of stock options and restricted stock units. We account for our stock-based awards in accordance with FASB ASC Topic 718, Compensation—Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, including grants of employee stock options and modifications to existing stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values.  Prior to the adoption of Accounting Standards Update (“ASU”) No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”),  the measurement date for non-employee awards was generally the date the services are completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards.  After the adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis.
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
We estimate the fair value of our stock-based awards to employees, non-employees, and directors, using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected volatility of our stock, (ii) the expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Effective January 1, 2020, we eliminated the use of a representative peer group and use only our own historical volatility data in our estimate of expected volatility given that there is now a sufficient amount of historical information regarding the volatility of our own stock price. We estimate the expected life of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option, unless there are more appropriate indicators of the expected life when measuring the fair value of a modified award. The risk-free interest rates for periods within the expected life of the option were based on the U.S. Treasury yield curve in effect during the period the options were granted.
Conversion and modification of equity awards outstanding at Separation date
In connection with the Separation on November 4, 2021, under the provisions of the existing plans, we adjusted our outstanding equity awards in accordance with the terms of the Employee Matters Agreement (an equitable adjustment) to preserve the intrinsic value of the awards immediately before and after the Distribution. Upon the Distribution, employees holding stock options, restricted stock units and performance restricted stock units denominated in pre-Distribution bluebird stock received a number of otherwise-similar awards either in post-Distribution bluebird stock or in a combination of post-Distribution bluebird stock and 2seventy bio stock based on conversion ratios outlined for each group of employees in the Employee Matters Agreement that we entered into in connection with the Distribution. The equity awards that were granted prior to 2021 were converted under the shareholder method, wherein employees holding outstanding equity awards received equity awards in both bluebird and 2seventy bio. The conversion ratio for the shareholder method took into consideration a distribution ratio of one share of 2seventy bio common stock for every three shares of bluebird common stock. For equity awards granted in 2021, the number of awards that were outstanding at the Separation were proportionately adjusted to maintain the aggregate intrinsic value of the awards at the date of the Separation. The conversion ratio was determined based on the volume weighted-average trading price for bluebird common stock for the five trading days before and after the Separation.
These modified awards otherwise retained substantially the same terms and conditions, including term and vesting provisions. Additionally, we will not incur any future compensation cost related to equity awards held by 2seventy bio employees and directors. We will incur future compensation cost related to 2seventy bio equity awards held by our employees.
Recent accounting pronouncements
See Note 2, Summary of significant accounting policies and basis of presentation, in the notes to consolidated financial statements for a description of recent accounting pronouncements applicable to our business.

Results of Operations
Comparison of the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020	Change
	(in thousands)
Revenue:
Product revenue	$2,850	$—	$2,850
Other revenue	812	—	812
Total revenues	3,662	—	3,662
Operating expenses:
Research and development	319,946	319,309	637
Selling, general and administrative	209,969	239,950	(29,981)
Cost of product revenue	38,857	—	38,857
Restructuring expense	25,801	—	25,801
Total operating expenses	594,573	559,259	35,314
Loss from operations	(590,911)	(559,259)	(31,652)
Interest income, net	879	5,770	(4,891)
Other income (expense), net	27,652	(6,881)	34,533
Loss before income taxes	(562,380)	(560,370)	(2,010)
Income tax (expense) benefit	(258)	(686)	428
Net loss from continuing operations	$(562,638)	$(561,056)	$(1,582)
Net loss from discontinued operations	$(256,740)	$(57,639)	$(199,101)
Net loss	$(819,378)	$(618,695)	$(200,683)

Revenue. Total revenue was $3.7 million for the year ended December 31, 2021 and is comprised primarily of product revenue from sales of ZYNTEGLO in Germany. For the year ended December 31, 2020 we had no sales of ZYNTEGLO as we had not yet obtained pricing approval in Germany.
Research and development expenses. Research and development expenses were $319.9 million for the year ended December 31, 2021, compared to $319.3 million for the year ended December 31, 2020. The increase of $0.6 million was primarily attributable to the following:
•$13.1 million of increased information technology and facility-related costs;
•$4.8 million of increased material production fees; and
•$2.1 million of increased value-added taxes.
These increased costs were partially offset by:
•$5.5 million of decreased clinical trial costs primarily driven by the clinical hold from February 2021 to June 2021 on our studies of lovo-cel;
•$5.4 million of decreased lab expenses and platform costs;
•$3.1 million of decreased net employee compensation, benefit, and other headcount related expenses, which is primarily driven by a decrease of $6.8 million in stock-based compensation expense due to an overall decrease in the value of awards, offset by an increase due to our employee retention program in 2021.
•$2.5 million of decreased consulting expenses; and
•$2.2 million of decreased medical research costs.

Selling, general and administrative expenses. Selling, general and administrative expenses were $210.0 million for the year ended December 31, 2021, compared to $240.0 million for the year ended December 31, 2020. The decrease of $30.0 million was primarily due to the following:
•$17.3 million of decreased employee compensation, benefit, and other headcount related expenses, which is primarily driven by a decrease of $17.1 million in stock-based compensation expense due to an overall decrease in the value of awards, partially offset by an increase primarily driven by our employee retention program in 2021;
•$7.4 million of decreased costs related to consultants;
•$7.2 million of decreased costs related to commercial readiness activities due to delays in commercialization as a result of the COVID-19 pandemic and our decision to focus our efforts on the U.S. market for beti-cel, eli-cel, and lovo-cel; and
•$2.6 million of decreased costs related to professional service costs.
These decreased costs were partially offset by:
•$4.6 million of increased costs related to information technology and facility-related costs.
Cost of product revenue. Cost of product revenue was $38.9 million for the year ended December 31, 2021. We did not have cost of product revenue for the year ended December 31, 2020.  The increase is attributable to costs of sales associated with product sales of ZYNTEGLO in Germany as well as the reserves for excess inventory recognized during the second and third quarters of 2021 based on forecasted consumption levels due to the winddown of our European operations.
Restructuring expenses. Restructuring expenses were $25.8 million for the year ended December 31, 2021. We did not have restructuring expenses for the year ended December 31, 2020. The increase in restructuring expenses is primarily related to the costs associated with the reduction in workforce as a result of our decision to wind down our European operations.
Interest income, net. The decrease in interest income, net was primarily related to decreased interest income earned on investments due to an overall decrease in investments.
Other income (expense), net. The change in other income (expense), net was primarily related to the gain recognized on equity securities.
Comparison of the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	319,309	327,119	(7,810)
Selling, general and administrative	239,950	235,844	4,106
Total operating expenses	559,259	562,963	(3,704)
Loss from operations	(559,259)	(562,963)	3,704
Interest income, net	5,770	17,380	(11,610)
Other expense, net	(6,881)	(9,984)	3,103
Loss before income taxes	(560,370)	(555,567)	(4,803)
Income tax (expense) benefit	(686)	545	(1,231)
Net loss from continuing operations	(561,056)	(555,022)	(6,034)
Net loss from discontinued operations	(57,639)	(234,586)	176,947
Net loss	$(618,695)	$(789,608)	$170,913
Research and development expenses. Research and development expenses were $319.3 million for the year ended December 31, 2020, compared to $327.1 million for the year ended December 31, 2019. The decrease of $7.8 million was primarily attributable to the following:
•$6.9 million of decreased value-added taxes;

•$3.6 million of decreased employee compensation, benefit, and other headcount related expenses, which is primarily driven by a decrease of $9.6 million in stock-based compensation expense offset by an increase in research and development headcount to support overall growth;
•$2.2 million of decreased medical research costs;
•$2.1 million of decreased information technology and facility-related costs;
•$1.6 million of decreased lab costs; and
•$1.3 million of decreased collaboration research funding costs.
These decreased costs were partially offset by:
•$8.7 million of increased material production and non-clinical services costs; and
•$1.8 million of increased consulting costs.
Selling, general and administrative expenses. Selling, general and administrative expenses were $240.0 million for the year ended December 31, 2020, compared to $235.8 million for the year ended December 31, 2019. The increase of approximately $4.1 million was primarily due to the following:
•$8.4 million of increased information technology and facility-related costs primarily due to increased investment in software applications and technology; and
•$5.3 million of increased employee compensation, benefit, and other headcount related expenses, which is primarily driven by an increase in selling, general, and administrative headcount to support overall growth, including an increase of $1.1 million in stock-based compensation expense.
These increased costs were partially offset by:
•$8.3 million of decreased costs related to commercial readiness activities due to delays in commercial launch activities during 2020 as a result of the COVID-19 pandemic; and
•$1.6 million of decreased consulting and professional service fees primarily related to commercial strategy and product marketing.
Interest income, net. The decrease in interest income, net was primarily related to decreased interest income earned on investments due to an overall decrease in interest rates.
Other expense, net. The decrease in other expense, net was primarily related to changes in fair value on equity securities.
Liquidity and Capital Resources
As of December 31, 2021, we had cash, cash equivalents and marketable securities of approximately $396.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2021, our funds are primarily held in U.S. government agency securities and treasuries, equity securities, corporate bonds, commercial paper, and money market accounts.
We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of December 31, 2021, we had an accumulated deficit of $3.72 billion. We expect that we will continue to incur significant research and development and selling, general and administrative expenses and, as a result, we will need additional capital to fund our operations within the next twelve months, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources which are not entirely within our control nor have been approved by our Board of Directors as of the date of this filing. Potential additional funding from other sources includes the sale of priority review vouchers, if received.
The likelihood of our long-term success must be considered in light of the expenses, difficulties, and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate. We may never achieve significant revenue or profitable operations. These factors create substantial doubt about the Company’s ability to continue as a going concern. The accompanying Consolidated Financial Statements (“CFS”) were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The CFS do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
We have funded our operations principally from the sale of common stock in public offerings and through our collaborations with BMS as outlined below:
•In May 2020, we entered into the First Amendment to the Amended and Restated Co-Development, Co-Promote and Profit Share Agreement (as amended, the “Amended Ide-cel CCPS”) and the Second Amended and Restated bb21217 License Agreement (“Amended bb21217 License Agreement”) with BMS (relating to our ide-cel and bb21217 programs which were assigned to 2seventy bio effective upon completion of the Separation), pursuant to which BMS modified its obligations to pay us for future ex-U.S. milestones and royalties on commercial sales by making a one-time up-front payment of $200.0 million.
•In May 2020, we sold 10.5 million shares of common stock (inclusive of shares sold pursuant to an option granted to the underwriters in connection with the offering) through an underwritten public offering at a price of $55.00 per share for aggregate net proceeds of $541.5 million.
•On July 2021, we sold our bluebird Research Triangle manufacturing facility in North Carolina as part of an agreement with National Resilience, Inc ("Resilience"). In consideration, upon closing of the transaction we received $110.3 million from Resilience.
•In September 2021, we sold 2.3 million shares of common stock through a private placement offering of securities at a price of $16.50 per share as well as pre-funded warrants to purchase up to 2.3 million shares of common stock at an effective price of $16.49 per share ($16.49 paid to us upon the closing of the offering and $0.01 to be paid upon exercise of such pre-funded warrants) for aggregate gross proceeds of $75.0 million.
Sources of Liquidity
The discussion of our cash flows that follows does not include the impact of any adjustments to remove discontinued operations, unless otherwise noted, and is stated on a total company consolidated basis. The separation of our oncology business may have a negative impact on our cash flows in future periods.
Cash Flows
The following table summarizes our cash flow activity:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Net cash used in operating activities	$(635,639)	$(470,351)	$(564,384)
Net cash provided by (used in) investing activities	562,557	(84,345)	507,807
Net cash (used in) provided by financing activities	(93,954)	546,715	21,187
Decrease in cash, cash equivalents and restricted cash	$(167,036)	$(7,981)	$(35,390)
Operating Activities. The net cash used in operating activities was $635.6 million for the year ended December 31, 2021 and primarily consisted of a net loss of $819.4 million adjusted for non-cash items including stock-based compensation of $127.9 million, the recognition of a reserve for excess inventories of $29.9 million and depreciation and amortization of $19.6 million, change in net working capital of $18.0 million, and other non-cash items of $17.2 million, offset by an unrealized gain on equity securities of $29.4 million.
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

Discontinued operations contributed net losses of $256.7 million, $57.6 million and $234.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Investing Activities. Net cash provided by investing activities for the year ended December 31, 2021 was $562.6 million and was primarily due to proceeds from the maturities of available-for-sale marketable securities of $895.3 million, proceeds from the sale of the Durham, North Carolina manufacturing facility of $110.3 million, and proceeds from sales of marketable securities of $31.3 million, offset by the purchase of $451.4 million of available-for-sale marketable securities and the purchase of $14.5 million of property, plant and equipment.
Net cash used in investing activities for the year ended December 31, 2020 was $84.3 million and was primarily due to the purchase of $1.00 billion of marketable securities and the purchase of $29.0 million of property, plant and equipment offset by proceeds from the maturities of available-for-sale marketable securities of $918.3 million and proceeds from sales of marketable securities of $29.9 million.
Net cash provided by investing activities for the year ended December 31, 2019 was $507.8 million and was primarily due to proceeds from the maturities of available-for-sale marketable securities of $1.34 billion offset by the purchase of $756.6 million of marketable securities and the purchase of $71.0 million of property, plant and equipment.
Financing Activities: Net cash used in financing activities for the year ended December 31, 2021 was $94.0 million and was primarily due to net cash of $174.3 million transferred to 2seventy bio in connection with the Separation offset by net cash proceeds from our issuance of common stock and warrants of $75.0 million.
Net cash provided by financing activities for the year ended December 31, 2020 was $546.7 million and was primarily due to net cash proceeds from our May 2020 common stock offering.
Net cash provided by financing activities for the year ended December 31, 2019 was $21.2 million and was due to net cash proceeds from employee option exercises and ESPP contributions.
Contractual Obligations and Commitments
Lease commitments
60 Binney Street sublease

In October 2021, we entered into a consent to assignment and amendment to our lease agreement for our 60 Binney Street lease (the "Assignment"). The Assignment transfers our interest in the lease to 2seventy bio and releases us from our obligation to maintain the $13.8 million collateralized letter of credit required under the original 60 Binney Street lease. Although the lease was legally transferred to 2seventy bio, the lessor required that we remain secondarily liable as a guarantor for payment obligations accruing under the 60 Binney Street lease from the date of Assignment until (i) we have completely vacated the premises and (ii) 2seventy bio has reached a market capitalization of $900 million. Upon Separation, the lease assignment was accounted for as the termination of the original lease and we de-recognized the right-of-use asset and lease liability related to the 60 Binney Street lease and recognized the fair value of the guarantee pursuant to ASC 405, Liabilities. The fair value of the guarantee was not material.

Concurrent with the Assignment of the 60 Binney Street lease, we entered into a sublease agreement with 2seventy bio for office, laboratory and storage space located at 60 Binney Street (the "60 Binney Street Sublease") while we construct and outfit our new office and laboratory space. Under the terms of the 60 Binney Street Sublease, we will lease 72,988 square feet for $0.5 million per month in base rent for the period beginning from the Assignment through March 2022 and 58,004 square feet for $0.4 million per month in base rent for the period from April 2022 through March 2024. We will also pay monthly fees for use of the facilities and support personnel, calculated based on our pro-rata share of operating costs during the term of the 60 Binney Street Sublease. We accounted for the 60 Binney Street Sublease as a new lease under ASC 842, and in November 2021, we recognized a right-of-use asset and lease liability related to the 60 Binney Street Sublease.
50 Binney Street sublease
In April 2019, we entered into a sublease agreement for office space located at 50 Binney Street in Cambridge, Massachusetts (the "50 Binney Street Sublease") to supplement our corporate headquarters located at 60 Binney Street in Cambridge, Massachusetts. Under the terms of the 50 Binney Street Sublease, we will lease 267,278 square feet of office space for $99.95 per square foot, or $26.7 million per year in base rent subject to certain operating expenses, taxes and annual rent increases of approximately 3%. The lease will commence when the space is available for use, which is anticipated to be in the first half of 2022, which reflects the sublessor's exercise of its option to postpone the commencement date of the sublease, and end on December 31, 2030, unless other conditions specified in the 50 Binney Street Sublease occur. Upon signing the 50 Binney Street Sublease, we executed a $40.1 million cash-collateralized letter of credit, which may be reduced in the future subject to the terms of the 50 Binney Street Sublease and certain reduction requirements specified therein. The $40.1 million of cash collateralizing the letter of credit is classified as restricted cash and other non-current assets on our consolidated balance sheets. Payments will commence at the earlier of (i) the date which is 90 days following the commencement date and (ii) the date we take occupancy of all or any portion of the premises. In connection with the execution of the 50 Binney Street Sublease, we also entered into a purchase agreement for furniture and equipment (the “Furniture Purchase Agreement”) located on the premises upon lease commencement. Upon execution of the Furniture Purchase Agreement, we made an upfront payment of $7.5 million, all of which was recorded within restricted cash and other non-current assets on our consolidated balance sheets and assessed for recoverability on a recurring basis.
In December 2021, we entered into a sub-sublease agreement with Meta Platforms. Inc. ("Meta"). Under the terms of the sub-sublease, we are subleasing the entirety of the 50 Binney Street premises which we have rights to under the sublease. We are sub-subleasing the premises for $28.0 million in the first year with 3% annual increases in each subsequent year. Meta will receive access to 50 Binney Street at the lease commencement date, which is the same point that we would receive access under the sublease. We remain liable under the sublease, including for the maintenance of the $40.1 million collateralized letter of credit. As a result of the execution of the sub-sublease, we assessed the $7.5 million deposit related to the Furniture Purchase Agreement for recoverability and determined that the amount was not recoverable. As a result, we recorded $7.5 million in our consolidated statements of operations and comprehensive loss as selling, general and administrative expense during the year ended December 31, 2021.
Assembly Row lease
In November 2021, we entered into a lease agreement with Assembly Row 5B, LLC (the "Landlord") for office space located at 455 Grand Union Boulevard in Somerville, Massachusetts to serve as our future headquarters. Under the terms of the arrangement, we will lease approximately 61,180 square feet starting at an annual rate of $45 per square foot, subject to annual increases of 2.5%, plus operating expenses and taxes. In addition, we will be eligible for a tenant work allowance of $160 per rentable square foot of the premises. The lease will commence on the date on which the Landlord tenders possession of the premises to us with any tenant work required to be performed by the Landlord substantially completed, which is anticipated to occur in the first half of 2022.
Embedded leases
In June 2016, we entered into a manufacturing agreement for the future commercial production of our beti-cel and eli-cel drug products with a contract manufacturing organization. Under this 12-year agreement, the contract manufacturing organization will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. During construction, we paid $12.0 million upon the achievement of certain contractual milestones. We paid $5.0 million for the achievement of the first and second contractual milestones during 2016 and paid $5.5 million for the third and fourth contractual milestones achieved during 2017. In March 2018, $1.5 million of the possible $2.0 million related to the fifth contractual milestone was achieved and was paid in the second quarter of 2018.  Construction was completed in March 2018, and beginning in April 2018 we paid $5.1 million per year in fixed suite fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services. We may terminate this agreement at any time upon payment of a one-time termination fee and up to 24 months of fixed suite and labor fees. We concluded that this agreement contains an embedded lease as the suites are designated for our exclusive use during the term of the agreement. We concluded that we are not the deemed owner during construction nor is it a capital lease under ASC 840-10, Leases – Overall.  As a result, in prior periods we accounted for the agreement as an operating lease under ASC 840 and recognized straight-line rent expense over the non-cancellable term of the embedded lease. As part of our adoption of ASC 842, effective January 1, 2019, we carried forward the existing lease classification under ASC 840. Additionally, we recorded a right-of-use asset and lease liability for this operating lease on the effective date and are recognizing rent expense on a straight-line basis throughout the remaining term of the embedded lease.
In November 2016, we entered into an agreement for clinical and commercial production of our beti-cel, lovo-cel, and eli-cel drug products with a contract manufacturing organization at an existing facility. We concluded that this agreement contains an embedded operating lease as the clean rooms are designated for our exclusive use during the term of the agreement. The term of the agreement is five years with subsequent three-year renewals at the mutual option of each party. As a result, we recorded a right-of-use asset and lease liability for this operating lease on the effective date of ASC 842, and are recognizing rent expense on a straight-line basis throughout the estimated remaining term of the embedded lease. In March 2020, we amended this agreement with the contract manufacturing organization, resulting in a lease modification. Under the terms of the amended arrangement, we may be required to pay annual maintenance and production fees of up to €16.5 million, depending on its production needs, and may terminate this agreement with twelve months’ notice and a one-time termination fee. The amendment also provides for an option to reserve an additional clean room for a one-time option fee plus annual maintenance fees. As a result, we increased the right-of-use asset and lease liability related to this embedded operating lease during the first quarter of 2020. In September 2021, we reassessed the term of this lease in light of the planned orderly wind down of its operations in Europe. As a result, we reduced the right-of-use asset and related lease liability to reflect a shortened expected term of the agreement. In November 2021, we exercised our right to terminate the lease agreement, and such termination will be effective in November 2022. Per the terms of the amended agreement, we were obligated to pay a one-time termination fee of €1.0 million upon termination, which was paid in December 2021. In connection with this termination, we will pay for services properly rendered through the date of termination in accordance with the contract manufacturing agreement, based on work completed and expenses incurred prior to the date of termination.

In July 2020, we entered into an agreement reserving manufacturing capacity with a contract manufacturing organization. We concluded that this agreement contains an embedded lease as a controlled environment room at the facility is designated for our exclusive use during the term of the agreement, with the option to sublease the space if we provide notice that we will not utilize it for a specified duration of time. Under the terms of the agreement, we will be required to pay up to $5.4 million per year in maintenance fees in addition to the cost of any services provided and may terminate this agreement with eighteen months' notice. The term of the agreement is five years, with the option to extend, and the agreement commenced in March 2021. We classified the embedded lease as an operating lease and recognized a right-of-use asset and lease liability upon lease commencement in March 2021 and are recognizing rent expense on a straight-line basis throughout the remaining term of the embedded lease.

In February 2021, we entered into another agreement reserving manufacturing capacity with a contract manufacturing organization. We concluded that this agreement contains an embedded lease as a controlled environment room at the facility is designated for our exclusive use during the term of the agreement. We also have the option to sublease the space if we provide notice that we will not utilize it for a specified duration of time. Under the terms of the agreement, we are required to pay up to $4.2 million per year in maintenance fees and an immaterial amount of other annual fees as well as per-batch fees for the cost of any services provided. Either party may terminate this agreement with eighteen months’ notice at any time or with eight months’ notice after stage 5 has commenced. The term of the agreement is five years, with the option to extend. The agreement commenced in November 2021 and upon commencement we classified the embedded lease as an operating lease and recognized a right-of-use asset and lease liability. We recognize rent expense on a straight-line basis throughout the remaining term of the embedded lease.
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
Based on our development plans as of December 31, 2021, we may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. Because the achievement of these milestones or sales had not occurred as of December 31, 2021, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments and sales-based royalties are not yet considered contractual obligations as they are contingent upon success.
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
•Under a license agreement with Institut Pasteur pursuant to which we license certain patents for use in ex vivo gene therapy, we will be required to make payments per product covered by the in-licensed intellectual property upon the achievement of development and regulatory milestones, depending on the indication and the method of treatment. The maximum aggregate payments we may be obligated to pay for each of these milestone categories per product is €1.5 and €2.0 million, respectively. We will also be required to pay a royalty on net sales of products covered by the in-

licensed intellectual property in the low single digits, which varies slightly depending on the indication of the product. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income varying from the low single digits to mid-range double digits depending on the nature of the sublicense and stage of development. We are required to make an annual maintenance payment, which is creditable against royalty payments on a year-by-year basis. On April 1, 2015, we amended this license agreement with Institut Pasteur, which resulted in a payment of €3.0 million that was paid during the second quarter of 2015.
•Under a license agreement with the Board of Trustees of the Leland Stanford Junior University ("Stanford") pursuant to which we license the HEK293T cell line for use in gene therapy products, we are required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits that varies with net sales. The royalty is reduced for each third-party license that requires payments by us with respect to a licensed product, provided that the royalty to Stanford is not less than a specified percentage that is less than one percent. We have been paying Stanford an annual maintenance fee, which will be creditable against our royalty payments.
•Under a license agreement with the Massachusetts Institute of Technology ("MIT") pursuant to which we license various patents, we will be required to make a payment of $0.1 million based upon a regulatory filing milestone. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property by us or our sublicensees. The royalty is in the low single digits and is reduced for royalties payable to third parties, provided that the royalty to MIT is not less than a specified percentage that is less than one percent. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income varying from the mid-single digits to low double digits. We are required to pay MIT an annual maintenance fee based on net sales of licensed products, which is creditable against our royalty payments.
•Under a license agreement with Research Development Foundation pursuant to which we license patents that involve LVV, we will be required to make payments of $1.0 million based upon a regulatory milestone for each product covered by the in-licensed intellectual property. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits, which is reduced by half if during the ten years following first marketing approval the last valid claim within the licensed patent that covers the licensed product expires or ends.
•Under a license agreement with SIRION Biotech GmbH ("Sirion") pursuant to which we license certain patents directed to manufacturing related to our LentiGlobin product candidate, we will be required to make certain payments related to certain development milestone obligations and must report on our progress in achieving these milestones on a periodic basis. We may be obligated to pay up to $13.4 million in the aggregate for each product covered by the in-licensed intellectual property. Upon commercialization of our products covered by the in-licensed intellectual property, we will be obligated to pay Sirion a percentage of net sales as a royalty in the low single digits. The royalties payable under this license agreement are subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits.
Other Funding Commitments
We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes.  We have also entered into multi-year agreements with a manufacturing partner in the United States (Henogen, previously Novasep, and now part of Thermo Fisher Scientific, Inc.), which is partnering with us on production of LVV for lovo-cel. In addition, we have entered into a multi-year agreement with Lonza Houston, Inc. to produce drug product for beti-cel and eli-cel. Currently, SAFC Carlsbad, Inc. ("SAFC", a subsidiary of MilliporeSigma), is the sole manufacturer of the LVV for eli-cel and beti-cel. In our manufacturing agreement with Minaris, we reserve production capacity for the manufacture of our drug product.  Our total non-cancelable contractual obligations arising from these manufacturing agreements is $53.8 million, with $43.9 million of these obligations due within the next twelve months. We believe our team of technical personnel has extensive manufacturing, analytical and quality experience as well as strong project management discipline to effectively oversee these contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions and potential commercial launch. We are engaging with apheresis and infusion centers, which we refer to as qualified treatment centers, that will be the centers for collection of HSCs from the patient and for infusion of drug product to the patient. For the treatment of patients with our drug product in the commercial setting, we are entering into agreements with participating qualified treatment centers in the jurisdictions where we plan to commercialize our products. These contracts generally provide for termination on notice.  Wherever contracts include stipulated commitment payments, we have included such payments in the table of contractual obligations and commitments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of December 31, 2021 and 2020, we had cash, cash equivalents and marketable securities of $396.6 million and $741.7 million, respectively, primarily invested in U.S. government agency securities and treasuries, equity securities, corporate bonds, commercial paper and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2021, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $1.8 million.
Item 8. Financial Statements and Supplementary Data
The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)- 15(e) and 15(d)- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act.
Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management’s assessment of the effectiveness of our internal control over financial reporting included testing and evaluating the design and operating effectiveness of our internal controls.  In our management’s opinion, we have maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in the COSO 2013 framework.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of bluebird bio, Inc.
Opinion on Internal Control over Financial Reporting
We have audited bluebird bio, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, bluebird bio, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 4, 2022 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.
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
March 4, 2022

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13. Certain Relationships and Related Transactions and Director Independence
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14. Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2022 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of bluebird bio, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2022 expressed an unqualified opinion thereon.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accrued Clinical and Contract Research Organization Costs and Manufacturing Costs
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company records costs for clinical trial activities and manufacturing activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants, contract manufacturing organizations or other vendors. The Company’s accruals for clinical and contract research organization costs and manufacturing costs totaled $33.5 million at December 31, 2021.

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

To test the completeness and valuation of the accruals for clinical and contract research organization costs and manufacturing costs, we performed audit procedures that included, among others, reading certain contracts with contract research organizations, contract manufacturing organizations, and clinical study sites to evaluate financial and certain other contractual terms, and testing the accuracy and completeness of the underlying data used in the accrual computations. We also compared the progress of clinical trials and the progress of manufacturing completed through the balance sheet date with information provided by the Company’s operations personnel that oversee the clinical trials and manufacturing activities. Additionally, we obtained information from certain clinical study sites and contract manufacturing organizations which indicated the progress of clinical trials and the progress of manufacturing completed through the balance sheet date and compared that to the Company’s accrual computations.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Boston, Massachusetts
March 4, 2022

bluebird bio, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$161,160	$260,629
Marketable securities	138,343	419,599
Prepaid expenses	25,628	25,718
Inventory	—	10,698
Receivables and other current assets	11,389	3,872
Current assets of discontinued operations	—	495,021
Total current assets	336,520	1,215,537
Marketable securities	97,114	61,445
Property, plant and equipment, net	9,706	17,373
Intangible assets, net	—	4,397
Goodwill	5,646	5,646
Operating lease right-of-use assets	91,532	67,563
Restricted cash and other non-current assets	53,277	65,727
Non-current assets of discontinued operations	—	343,564
Total assets	$593,795	$1,781,252
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,883	$13,811
Accrued expenses and other current liabilities	103,958	98,190
Operating lease liability, current portion	23,152	9,711
Current liabilities of discontinued operations	—	81,876
Total current liabilities	152,993	203,588
Operating lease liability, net of current portion	66,432	55,707
Other non-current liabilities	93	5,759
Non-current liabilities of discontinued operations	—	161,142
Total liabilities	$219,518	$426,196
Commitments and contingencies Note 11
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at December 31, 2021 and December 31, 2020	$—	$—
Common stock, $0.01 par value, 125,000 shares authorized; 71,115 and 66,432 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	711	665
Additional paid-in capital	4,096,402	4,260,443
Accumulated other comprehensive loss	(2,911)	(5,505)
Accumulated deficit	(3,719,925)	(2,900,547)
Total stockholders' equity	374,277	1,355,056
Total liabilities and stockholders' equity	$593,795	$1,781,252
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenue:
Product revenue	$2,850	$—	$—
Other revenue	812	—	—
Total revenues	3,662	—	—
Operating expenses:
Research and development	319,946	319,309	327,119
Selling, general and administrative	209,969	239,950	235,844
Cost of product revenue	38,857	—	—
Restructuring expense	25,801	—	—
Total operating expenses	594,573	559,259	562,963
Loss from operations	(590,911)	(559,259)	(562,963)
Interest income, net	879	5,770	17,380
Other income (expense), net	27,652	(6,881)	(9,984)
Loss before income taxes	(562,380)	(560,370)	(555,567)
Income tax (expense) benefit	(258)	(686)	545
Net loss from continuing operations	(562,638)	(561,056)	(555,022)
Net loss from discontinued operations	(256,740)	(57,639)	(234,586)
Net loss	$(819,378)	$(618,695)	$(789,608)
Net loss per share from continuing operations—basic and diluted	$(8.16)	$(9.02)	$(10.06)
Net loss per share from discontinued operations—basic and diluted	$(3.73)	$(0.93)	$(4.25)
Net loss per share—basic and diluted	$(11.89)	$(9.95)	$(14.31)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	68,910	62,178	55,191
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax benefit (expense) of $0.0 million, $0.0 million and $(1.2) million for the years ended December 31, 2021, 2020 and 2019, respectively	2,364	(3,612)	1,734
Total other comprehensive income (loss)	2,364	(3,612)	1,734
Comprehensive loss	$(817,014)	$(622,307)	$(787,874)
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2018	54,738	$547	$3,386,958	$(3,627)	$(1,498,808)	$1,885,070
Adjustment to beginning accumulated deficit from adoption of ASU 2016-02	—	—	—	—	6,564	6,564
Vesting of restricted stock units	251	3	(3)	—	—	—
Exercise of stock options	354	4	17,834	—	—	17,838
Purchase of common stock under ESPP	25	—	2,766	—	—	2,766
Stock-based compensation	—	—	160,629	—	—	160,629
Other comprehensive income	—	—	—	1,734	—	1,734
Net loss	—	—	—	—	(789,608)	(789,608)
Balances at December 31, 2019	55,368	554	3,568,184	(1,893)	(2,281,852)	1,284,993
Issuance of common stock upon public offering, net of issuance costs of $33,645	10,455	105	541,431	—	—	541,536
Vesting of restricted stock units	434	4	(4)	—	—	—
Exercise of stock options	95	1	1,846	—	—	1,847
Purchase of common stock under ESPP	80	1	3,774	—	—	3,775
Stock-based compensation	—	—	145,212	—	—	145,212
Other comprehensive loss	—	—	—	(3,612)	—	(3,612)
Net loss	—	—	—	—	(618,695)	(618,695)
Balances at December 31, 2020	66,432	665	4,260,443	(5,505)	(2,900,547)	1,355,056
Vesting of restricted stock units	534	5	(5)	—	—	—
Exercise of stock options	218	2	1,486	—	—	1,488
Purchase of common stock under ESPP	120	1	2,580	—	—	2,581
Issuance of common stock for private equity placement	2,273	23	37,477	—	—	37,500
Issuance of pre-funded warrants	—	—	37,477	—	—	37,477
Issuance of unrestricted stock awards to settle accrued employee compensation	1,538	15	25,059	—	—	25,074
Stock-based compensation	—	—	110,260	—	—	110,260
Distribution of 2seventy bio	—	—	(378,375)	230	—	(378,145)
Other comprehensive income	—	—	—	2,364	—	2,364
Net loss	—	—	—	—	(819,378)	(819,378)
Balances at December 31, 2021	71,115	$711	$4,096,402	$(2,911)	$(3,719,925)	$374,277
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(819,378)	$(618,695)	$(789,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	387	(6,468)	2,747
Depreciation and amortization	19,649	19,356	17,434
Stock-based compensation expense	127,915	156,631	160,629
Unrealized loss (gain) on equity securities	(29,356)	7,217	9,297
Excess inventory reserve	29,924	—	—
Other non-cash items	17,235	458	(11,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,289)	(10,089)	(13,913)
Inventory	(18,447)	—	—
Operating lease right-of-use assets	30,148	21,281	22,496
Accounts payable	9,286	(20,100)	23,600
Accrued expenses and other liabilities	40,025	4,835	29,617
Operating lease liabilities	(32,142)	(17,380)	(9,944)
Collaboration research advancement	(5,596)	(7,397)	(5,739)
Net cash used in operating activities	(635,639)	(470,351)	(564,384)
Cash flows from investing activities:
Purchase of property, plant and equipment	(14,503)	(28,986)	(71,028)
Purchases of marketable securities	(451,391)	(1,003,525)	(756,570)
Proceeds from maturities of marketable securities	895,333	918,288	1,340,629
Proceeds from sales of marketable securities	31,318	29,878	—
Proceeds from sale of Durham, North Carolina manufacturing facility	110,300	—	—
Purchase of intangible assets	(8,500)	—	(5,224)
Net cash provided by (used in) investing activities	562,557	(84,345)	507,807
Cash flows from financing activities:
Net cash transferred to 2seventy bio at separation	(174,284)	—	—
Proceeds from public offering of common stock, net of issuance costs	—	541,536	—
Proceeds from issuance of common stock and warrants	74,975	—	—
Proceeds from exercise of stock options and ESPP contributions	5,355	5,179	21,187
Net cash provided by (used in) financing activities	(93,954)	546,715	21,187
Decrease in cash, cash equivalents and restricted cash	(167,036)	(7,981)	(35,390)
Cash, cash equivalents and restricted cash at beginning of year	373,728	381,709	417,099
Cash, cash equivalents and restricted cash at end of year	$206,692	$373,728	$381,709
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$161,160	$317,705	$327,214
Restricted cash included in receivables and other current assets	$2,282	$1,500	$—
Restricted cash included in restricted cash and other non-current assets	$43,250	$54,523	$54,495
Total cash, cash equivalents and restricted cash	$206,692	$373,728	$381,709
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$411	$2,854	$5,286
Right-of-use assets obtained in exchange for operating lease liabilities	$202,221	$19,414	$23,939
Reduction of right of use asset and associated lease liability due to lease reassessment	$(9,004)	$—	$—
Issuance of unrestricted stock awards to settle accrued employee compensation	$25,074	$—	$—
Cash paid during the period for interest	$—	$—	$—
Cash paid during the period for income taxes	$617	$361	$637
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021, 2020 and 2019
1. Description of the business
bluebird bio, Inc. (the “Company” or “bluebird”) was incorporated in Delaware on April 16, 1992, and is headquartered in Cambridge, Massachusetts. The Company is a biotechnology company committed to researching, developing and commercializing potentially transformative gene therapies for severe genetic diseases. Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its product candidates, including activities to manufacture product candidates, conduct clinical studies of its product candidates, perform preclinical research to identify new product candidates and provide selling, general and administrative support for these operations, including commercial-readiness activities.
In August 2021, the Company announced its intent to focus its severe genetic disease business on the U.S. market and further invest in research and development for its core programs in β-thalassemia, sickle cell disease ("SCD"), and cerebral adrenoleukodystrophy ("CALD") in that market. As part of the strategy to focus on the U.S. market, it began executing an orderly wind down of its European operations, which will result in a reduction of selling, general and administrative costs and had an impact on the Company's excess inventory analysis, which is based on forecasted consumption levels driven by sales forecasts.
In November 2021, the Company completed the separation of its severe genetic disease and oncology programs into two separate, independent publicly traded companies, bluebird bio, Inc. and 2seventy bio, Inc. ("2seventy bio"), a Delaware corporation and wholly-owned subsidiary of the Company prior to the separation. bluebird intends to retain its severe genetic disease programs, with a focus on the U.S. market. The Company’s programs in severe genetic diseases include programs for β-thalassemia, SCD, and CALD. The Company also expects to make focused investments in research and development efforts on optimizing our existing programs as well as on pipeline programs in severe genetic diseases.
The Company’s programs in severe genetic diseases include betibeglogene autotemcel ("beti-cel", formerly "LentiGlobin for β-thalassemia gene therapy") as a treatment for β-thalassemia; lovotibeglogene autotemcel ("lovo-cel") as a treatment for SCD; and elivaldogene autotemcel ("eli-cel", formerly "Lenti-D gene therapy") as a treatment for CALD.
As of December 31, 2021, the Company had cash, cash equivalents and marketable securities of $396.6 million. The Company has incurred losses since inception and to date has financed its operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from charitable foundations. As of December 31, 2021, the Company had an accumulated deficit of $3.72 billion. During the twelve months ended December 31, 2021, the Company incurred a loss from continuing operations of $562.6 million and used $635.6 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of beti-cel, eli-cel, and lovo-cel, and the achievement of a level of revenues adequate to support its cost structure.
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances, the release of restricted cash related to the Company’s 50 Binney Street sublease, and the potential sale of priority review vouchers cannot be considered probable at this time because these plans are not entirely within the Company’s control nor have been approved by the Board of Directors as of the date of these consolidated financial statements.

The Company's expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include reduced 2022 spending, including projected savings through the move of the Company's headquarters to Assembly Row in Somerville, Massachusetts, the orderly wind down of European operations, the potential sale of priority review vouchers that would be issued with anticipated U.S. regulatory approvals of BLAs for beti-cel and eli-cel, and the pursuit of additional cash resources through public or private equity or debt financings. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.
2. Summary of significant accounting policies and basis of presentation
Basis of presentation
The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”).  Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP as included in the ASC and the Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).
Certain items in the prior year’s consolidated financial statements have been reclassified to conform to the current presentation. The Company has presented its oncology business together with its manufacturing facility in Durham, North Carolina as discontinued operations in its consolidated financial statements for all periods presented (see Note 3, Discontinued operations). The historical financial statements and footnotes have been recast accordingly.
Amounts reported are computed based on thousands, except percentages, per share amounts, or as otherwise noted. As a result, certain totals may not sum due to rounding.
Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. 2seventy bio, Inc. ("2seventy bio") was a wholly-owned subsidiary until it became an independent publicly-traded company on November 4, 2021. All intercompany balances and transactions have been eliminated in consolidation.
Discontinued operations
The Company determined that the separation of its oncology business in November 2021 and the sale of its manufacturing facility in Durham, North Carolina in July 2021 represented multiple components of a single disposal plan that met the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations (“ASC 205-20”). Accordingly, the accompanying consolidated financial statements for all periods presented have been updated to present the assets and liabilities associated with the oncology business and the manufacturing facility separately as discontinued operations on the consolidated balance sheets and the results of all discontinued operations reported as a separate component of loss in the consolidated statements of operations and comprehensive loss (see Note 3, Discontinued operations).
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

Estimates and judgments are used in the following areas, among others: future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including goodwill and intangible assets, and the measurement of right-of-use assets and lease liabilities, stock-based compensation expense, accrued expenses, income taxes, the assets and liabilities and losses related to discontinued operations and the assessment of the Company's ability to fund its operations for at least the next twelve months from the date of issuance of these financial statements.
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
Segment information
The Company operates in a single segment, focusing on researching, developing and commercializing potentially transformative gene therapies for severe genetic diseases.  Consistent with its operational structure, its chief operating decision maker manages and allocates resources at a global, consolidated level. Therefore, results of the Company's operations are reported on a consolidated basis for purposes of segment reporting.  All material long-lived assets of the Company reside in the United States.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with original final maturities of 90 days or less from the date of purchase to be cash equivalents. Cash equivalents comprise marketable securities with maturities of less than 90 days when purchased. Cash equivalents are reported at fair value.
Marketable securities
The Company’s marketable securities are maintained by investment managers and consist of U.S. government agency securities and treasuries, equity securities, corporate bonds and commercial paper. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in interest income, net. Equity securities with readily determinable fair values are also carried at fair value with unrealized gains and losses included in other income (expense), net. Realized gains and losses on both debt and equity securities are determined using the specific identification method and are included in other income (expense), net.
The Company classifies equity securities with readily determinable fair values, which would be available for use in its current operations, as current assets even though the Company may not dispose of such marketable securities within the next 12 months. Equity securities are included in the balance of marketable securities on the Company's consolidated balance sheets. The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current assets.
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
The Company assesses its available-for-sale debt securities under the available-for-sale debt security impairment model in ASC 326 as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on its available-for-sale debt securities is the result of a credit loss. The Company records credit losses in the consolidated statements of operations and comprehensive loss as credit loss expense within other income (expense), net, which is limited to the difference between the fair value and the amortized cost of the security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.

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
Concentrations of credit risk and off-balance sheet risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale securities. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company’s marketable securities, which primarily consist of U.S. government agency securities and treasuries, equity securities, corporate bonds and commercial paper, potentially subject the Company to concentrations of credit risk. The Company has adopted an investment policy that limits the amounts the Company may invest in any one type of investment and requires all investments held by the Company to be at least AA+/Aa1 rated, thereby reducing credit risk exposure.
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
Items measured at fair value on a recurring basis include marketable securities (see Note 4, Marketable securities, and Note 5, Fair value measurements). The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term nature.
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

Upon disposal of a portion of a reporting unit that constitutes a business, goodwill is assigned based on the relative fair values of the portion of the reporting unit being disposed and the portion of the reporting unit remaining. This approach requires a determination of the fair value of both the business to be disposed of and the business (or businesses) within the reporting unit that will be retained. As a result of the separation of the Company's oncology business and the sale of the Company's manufacturing facility in Durham, North Carolina, the Company assigned goodwill based on the relative fair value of the business to be disposed of, and such goodwill has been reclassified to discontinued operations.
Intangible assets, net
Intangible assets, net consist of in-licensed rights with finite lives, net of accumulated amortization. The Company amortizes its intangible assets using the straight-line method over their estimated economic lives and periodically reviews for impairment. During the third quarter of 2021, the Company recognized impairment charges related to intangible assets. In accordance with FASB ASC Topic 350, General Intangibles Other than Goodwill (“ASC 350”), the Company reviewed its intangible assets for recoverability. During the third quarter of 2021, the Company determined that the intangible assets were impaired, resulting in the impairment of the remaining carrying value of the intangible assets.
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
Inventory
Inventories are stated at the lower of cost or net realizable value under the first-expired, first-out ("FEFO") methodology. Given human gene therapy products are a new and novel category of therapeutics and future economic benefit is not probable until regulatory approval for the product has been obtained, the Company has only considered inventory for capitalization upon regulatory approval. Manufacturing costs incurred prior to regulatory approval for pre-launch inventory that did not qualify for capitalization and clinical manufacturing costs are charged to research and development expense in the Company’s consolidated statements of operations and comprehensive loss as costs are incurred. Additionally, inventory that initially qualifies for capitalization but that may ultimately be used for the production of clinical drug product is expensed as research and development expense when it has been designated for the manufacture of clinical drug product.
Inventory consists of cell banks, plasmids, LVV, other materials and compounds sourced from third party suppliers and utilized in the manufacturing process, and drug product, which has been produced for the treatment of specific patients, that are owned by the Company.
Management periodically reviews inventories for excess or obsolescence, considering factors such as sales forecasts compared to quantities on hand and firm purchase commitments as well as remaining shelf life of on hand inventories. The Company writes-down its inventory that is obsolete or otherwise unmarketable to its estimated net realizable value in the period in which the impairment is first identified. Any such adjustments are included as a component of cost of goods sold within cost of product revenue on the Company’s consolidated statements of operations and comprehensive loss.
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
The Company recognizes revenue within the following financial statement captions:
Product revenue
The Company recognizes product revenue in accordance with Topic 606. Product revenue represents sales of ZYNTEGLO. In 2021, the Company distributed ZYNTEGLO directly to hospitals in Germany. The Company determined that contracted sales with hospitals formed a single performance obligation and it recognizes revenue from product sales at the point in time it satisfies the performance obligation, which is upon transferring control of ZYNTEGLO to the hospital. Control of the product generally transfers upon infusion of the product.

Other revenue
In 2021, the Company entered into a grant agreement with the Bill and Melinda Gates Foundation. The Company recognizes grant revenue in accordance with ASC 958-605, Revenue Recognition Not-for-Profit Entities, when qualifying costs are incurred and barriers to restriction have been overcome. When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. In addition, the Company entered into strategic collaborations and recognized an immaterial amount of revenue associated with those collaboration agreements.
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
Cost of product revenue
Costs to manufacture and deliver the product and those associated with administering the therapy are included in cost of product revenue which are associated with the sale of ZYNTEGLO in Germany. Reserves for excess inventories are also included in cost of product revenue.
Stock-based compensation
The Company’s share-based compensation programs grant awards that have included stock options, restricted stock units, restricted stock awards, unrestricted stock awards and shares issued under its employee stock purchase plan.  Grants are awarded to employees and non-employees, including the Company's board of directors.
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
The Company estimates the fair value of its option awards using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including (i) the expected stock price volatility, (ii) the calculation of expected term of the award, (iii) the risk-free interest rate, and (iv) expected dividends. Effective January 1, 2020, the Company eliminated the use of a representative peer group and uses only its own historical volatility data in its estimate of expected volatility given that there is now a sufficient amount of historical information regarding the volatility of its own stock price. For both employee and non-employee awards, the measurement date is the date of grant. The Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option due to its lack of sufficient historical data. The risk-free interest rates for periods within the expected term of the option are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid, and does not expect to pay, dividends in the foreseeable future.

The Company accounts for forfeitures as they occur. Stock-based compensation expense recognized in the financial statements is based on awards for which performance or service conditions are expected to be satisfied.
Conversion and modification of equity awards outstanding at date of separation of 2seventy bio
In connection with the separation of 2seventy bio on November 4, 2021, under the provisions of the existing plans, the Company adjusted its outstanding equity awards in accordance with the terms of the Employee Matters Agreement (an equitable adjustment) to preserve the intrinsic value of the awards immediately before and after the separation. These modified awards otherwise retained substantially the same terms and conditions, including term and vesting provisions. The Company will recognize future expense for awards denominated in bluebird stock and 2seventy bio stock granted to the Company's employees as a result of the separation of 2seventy bio. Expense related to awards denominated in bluebird stock granted to 2seventy bio employees will be incurred by 2seventy bio.
Stock-based compensation expense related to modified awards is measured based on the fair value for the awards as of the modification date. Any incremental stock-based compensation expense arising from the excess of the fair value of the awards on the modification date compared to the fair value of the awards immediately before the modification date is recognized at the modification date or ratably over the requisite remaining service period, as appropriate.
Interest income, net
Interest income, net consists primarily of interest income earned on investments, net of amortization of premium and accretion of discount.
Other income (expense), net
Other income (expense), net consists primarily of gains and losses on equity securities held by the Company, gains and losses on disposal of assets, and gains and losses on foreign currency.
Net loss per share
Basic net loss per share is calculated by dividing net loss from continuing operations attributable to common stockholders, net loss from discontinued operations attributable to common stockholders and net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, including the shares of common stock issuable upon the exercise of warrants that are exercisable for little or no consideration. Diluted net loss per share is calculated by dividing the net loss from continuing operations attributable to common stockholders, net loss from discontinued operations attributable to common stockholders and net loss attributable to common stockholders by the weighted-average number of common equivalent shares outstanding for the period, including the shares of common stock issuable upon the exercise of warrants that are exercisable for little or no consideration as well as any dilutive effect from outstanding stock options, unvested restricted stock, restricted stock units, and employee stock purchase plan stock using the treasury stock method. Given that the Company recorded a net loss for each of the periods presented, there is no difference between basic and diluted net loss per share since the effect of common stock equivalents would be anti-dilutive and are, therefore, excluded from the diluted net loss per share calculation.
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
Restructuring expenses
The Company records costs and liabilities associated with exit and disposal activities in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations ("ASC 420"). Such costs are based on estimates of fair value in the period liabilities are incurred. The Company evaluates and adjusts these costs as appropriate for changes in circumstances as additional information becomes available. Refer to Note 18, Reduction in workforce, for more information.
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
3. Discontinued operations
Sale of bluebird Research Triangle manufacturing facility
In November 2017, the Company acquired a manufacturing facility in Durham, North Carolina ("bRT") for the future manufacture of LVV for the Company’s therapies related to its oncology programs. In July 2021, the Company and Resilience US, Inc., an affiliate of National Resilience, Inc. ("Resilience"), signed an Asset Purchase Agreement (the “Agreement”). As part of the Agreement, and upon the closing of the transaction which occurred in September 2021, Resilience acquired the Company's LVV manufacturing facility located in Durham, North Carolina and retained staff currently employed at the site. As a result of the transaction, the Company disposed of $111.2 million of net assets, primarily consisting of the building and laboratory equipment, that were associated with the Company's oncology programs. The Company recognized a loss on disposal of assets of $2.0 million. As the sale of the bRT manufacturing facility and the separation of 2seventy bio (as described below) were deemed to represent multiple components of a single disposal plan, the assets, liabilities and results of operations related to bRT have been included as a component of discontinued operations.
2seventy bio Separation
On November 4, 2021, the Company completed the previously announced separation of its oncology programs and portfolio, and the certain related assets and liabilities, into a separate, independent publicly traded company (the “Separation”). The Separation was effected by means of a distribution of all of the outstanding shares of common stock of 2seventy bio in which each bluebird stockholder received one share of common stock, par value $0.0001 per share, of 2seventy bio for every three shares of common stock, par value $0.01 per share, of bluebird held as of the close of business on October 19, 2021 (the “Distribution”).
In connection with the Separation, bluebird entered into a separation agreement (the “Separation Agreement”) with 2seventy bio, dated as of November 3, 2021, that, among other things, set forth bluebird’s agreements with 2seventy bio regarding the principal actions to be taken in connection with the Separation, including the Distribution. The effective time of the Distribution was 12:01 a.m. on November 4, 2021. The Separation Agreement identified assets transferred to, liabilities assumed by and contracts assigned to 2seventy bio as part of the Separation, and it provided for when and how these transfers, assumptions and assignments occurred. The purpose of the Separation Agreement was to provide 2seventy bio and bluebird with assets to operate their respective businesses and retain or assume liabilities related to those assets. Each of 2seventy bio and bluebird agreed to releases, with respect to pre-Separation claims, and cross indemnities, with respect to post-Separation claims, that were principally designed to place financial responsibility for the obligations and liabilities allocated to 2seventy bio under the Separation Agreement with 2seventy bio and financial responsibility for the obligations and liabilities allocated to bluebird under the Separation Agreement with bluebird. bluebird and 2seventy bio are also each subject to mutual 12-month employee non-solicit and non-hire restrictions, subject to certain customary exceptions.
The transfer of assets and liabilities to 2seventy bio was effected through a contribution in accordance with the Separation Agreement, as summarized below (in thousands):

As of November 4, 2021
Assets
Current assets:
Cash and cash equivalents	$174,284
Marketable securities	160,447
Prepaid expenses	8,732
Receivables and other current assets	21,637
Total current assets	365,100
Marketable securities	106,826
Property, plant and equipment, net	33,972
Intangible assets, net	10,664
Goodwill	6,410
Operating lease right-of-use assets	255,556
Restricted cash and other non-current assets	5,650
Total assets	$784,178
Liabilities
Current liabilities:
Accounts payable	$2,982
Accrued expenses and other current liabilities	85,659
Operating lease liability, current portion	6,938
Collaboration research advancement, current portion	8,957
Total current liabilities	104,536
Deferred revenue, net of current portion	25,762
Collaboration research advancement, net of current portion	16,264
Operating lease liability, net of current portion	257,575
Other non-current liabilities	1,896
Total liabilities	$406,033
Net assets transferred to 2seventy bio	$378,145
bluebird and 2seventy bio also entered into a tax matters agreement, dated as of November 3, 2021, governing bluebird’s and 2seventy bio's respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the distribution and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and assistance and cooperation in respect of tax matters.
In connection with the Separation, bluebird also entered into an employee matters agreement with 2seventy bio, dated as of November 3, 2021. The employee matters agreement allocates assets, liabilities and responsibilities relating to the employment, compensation and employee benefits of bluebird and 2seventy bio employees, and other related matters, in connection with the Separation, including the treatment of outstanding bluebird incentive equity awards and certain retirement and welfare benefit obligations. The employee matters agreement generally provides that, unless otherwise specified, 2seventy bio is responsible for liabilities associated with employees who transfer to 2seventy bio and employees whose employment terminated prior to the distribution but who primarily supported the 2seventy bio business, and bluebird is responsible for liabilities associated with other employees, including employees retained by bluebird. Pursuant to the employee matters agreement, the outstanding bluebird equity awards held by 2seventy bio and bluebird employees were adjusted immediately prior to the distribution, with the intent to maintain, immediately following the distribution, the economic value of the awards immediately before the distribution date.
bluebird and 2seventy bio also entered into an intellectual property license agreement on November 3, 2021, pursuant to which each party granted a license to certain intellectual property and technology to the other. bluebird granted 2seventy bio a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to certain intellectual property to allow 2seventy bio to use such intellectual property in connection with 2seventy bio's ongoing and future research and development activities and product candidates. 2seventy bio granted bluebird a perpetual, worldwide, non-

exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to certain intellectual property for use in bluebird’s existing products and product candidates. Such licenses between the parties generally allow current or future uses of the intellectual property in connection with each party's respective fields.

Additionally, bluebird entered into two transition services agreements with 2seventy bio, whose President is a member of the Company’s Board of Directors. . Pursuant to the transition service agreements, bluebird is obligated to provide and is entitled to receive certain transition services related to corporate functions, such as finance, human resources, internal audit, research and development, financial reporting, and information technology. Services provided by bluebird to 2seventy bio will continue for an initial term of up to two years, unless earlier terminated or extended according to the terms of the transition services agreement. Services received and performed are paid at a mutually agreed upon rate. Amounts received for services provided to 2seventy bio are recorded as other income and amounts paid for services provided by 2seventy bio are recorded as selling, general and administrative expense and research and development expense, as applicable. During the year ended December 31, 2021, the Company incurred $0.7 million of net expense for services provided by 2seventy bio within Research and development and Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2021, the Company had an immaterial amount of accounts receivable and accounts payable due from and to 2seventy bio.
Discontinued operations

In connection with the Separation, the Company determined its oncology business, together with the bRT manufacturing facility, qualified for discontinued operations accounting treatment in accordance with ASC 205-20. The following table summarizes revenue and expenses of the discontinued operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year ended December 31,
	2021	2020	2019
Revenue:
Service revenue	$18,130	$114,064	$30,729
Collaborative arrangement revenue	18,602	115,594	5,740
Royalty and other revenue	5,762	21,076	8,205
Total revenues	42,494	250,734	44,674
Operating expenses:
Research and development	204,287	268,647	255,294
Selling, general and administrative	82,078	46,945	35,518
Share of collaboration loss	10,071	—	—
Cost of royalty and other revenue	2,292	5,396	2,978
Change in fair value of contingent consideration	387	(6,468)	2,747
Total operating expenses	299,115	314,520	296,537
Loss from operations	(256,621)	(63,786)	(251,863)
Interest income, net	791	5,770	17,380
Other income (expense), net	(910)	377	(103)
Loss before income taxes	(256,740)	(57,639)	(234,586)
Net loss	$(256,740)	$(57,639)	$(234,586)

There were no assets and liabilities related to discontinued operations as of December 31, 2021, as all balances were transferred to 2seventy bio upon Separation. The following table summarizes the assets and liabilities of the discontinued operations as of December 31, 2020 (in thousands):

As of December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$57,076
Marketable securities	413,947
Prepaid expenses	11,754
Receivables and other current assets	12,244
Total current assets of discontinued operations	495,021
Marketable securities	61,446
Property, plant and equipment, net	145,458
Intangible assets, net	5,644
Goodwill	7,482
Operating lease right-of-use assets	116,456
Restricted cash and other non-current assets	7,078
Total non-current assets of discontinued operations	343,564
Total assets of discontinued operations	$838,585
Liabilities
Current liabilities:
Accounts payable	$7,791
Accrued expenses and other current liabilities	48,716
Operating lease liability, current portion	15,313
Collaboration research advancement, current portion	9,236
Deferred revenue, current portion	820
Total current liabilities of discontinued operations	81,876
Deferred revenue, net of current portion	25,762
Collaboration research advancement, net of current portion	21,581
Operating lease liability, net of current portion	112,290
Other non-current liabilities	1,509
Total non-current liabilities of discontinued operations	161,142
Total liabilities of discontinued operations	$243,018

The following table summarizes the significant non-cash items and capital expenditures of the discontinued operations that are included in the consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year ended December 31,
	2021	2020	2019
Operating activities:
Change in fair value of contingent consideration	$387	$(6,468)	$2,747
Depreciation and amortization	14,195	13,730	12,995
Stock-based compensation expense	29,175	34,036	29,545
Loss on fixed assets disposal	569	146	108
Loss on sale of Durham, North Carolina manufacturing facility	1,986	—	—

Investing activities:
Purchase of property, plant and equipment	$(11,256)	$(23,159)	$(57,196)
Proceeds from sale of Durham, North Carolina manufacturing facility	110,300	—	—
Purchase of intangible assets	(8,500)	—	—

Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$778	$2,039	$3,064
Right-of-use assets obtained in exchange for operating lease liabilities	151,520	4,989	9,745
4. Marketable securities
The following table summarizes the marketable securities held at December 31, 2021 and 2020 (in thousands):

	Amortized cost / cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2021
U.S. government agency securities and treasuries	$128,902	$—	$(509)	$128,393
Corporate bonds	49,366	—	(59)	49,307
Commercial paper	54,065	—	—	54,065
Equity securities	4,305	—	(614)	3,691
Total	$236,638	$—	$(1,182)	$235,456
December 31, 2020 (1)
U.S. government agency securities and treasuries	$337,521	$151	$(37)	$337,635
Corporate bonds	98,585	216	(20)	98,781
Commercial paper	38,975	—	—	38,975
Equity securities	20,017	—	(14,364)	5,653
Total	$495,098	$367	$(14,421)	$481,044
(1) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
No available-for-sale debt securities held as of December 31, 2021 or 2020 had remaining maturities greater than five years.

5. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2021
Assets:
Cash and cash equivalents	$161,160	$161,146	$14	$—
Marketable securities:
U.S. government agency securities and treasuries	128,393	—	128,393	—
Corporate bonds	49,308	—	49,308	—
Commercial paper	54,065	—	54,065	—
Equity securities	3,691	3,691	—	—
Total assets	$396,617	$164,837	$231,780	$—
December 31, 2020 (1)
Assets:
Cash and cash equivalents	$260,629	$260,629	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	337,635	—	337,635	—
Corporate bonds	98,781	—	98,781	—
Commercial paper	38,975	—	38,975	—
Equity securities	5,653	5,653	—	—
Total assets	$741,673	$266,282	$475,391	$—
(1) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
Cash and cash equivalents
As of December 31, 2021, cash and cash equivalents comprise funds in cash and money market accounts. As of December 31, 2020, cash and cash equivalents comprise funds in cash and money market accounts.
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
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At December 31, 2021 and 2020, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2021 or 2020.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.3 million and $1.5 million as of December 31, 2021 and 2020, respectively. No accrued interest receivable was written off during the twelve months ended December 31, 2021 or 2020.

The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at December 31, 2021 and 2020 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2021
U.S. government agency securities and treasuries	$108,695	$(505)	$2,496	$(4)	$111,191	$(509)
Corporate bonds	45,042	(56)	3,896	(2)	48,938	(58)
Total	$153,737	$(561)	$6,392	$(6)	$160,129	$(567)
December 31, 2020 (1)
U.S. government agency securities and treasuries	$105,692	$(37)	$—	$—	$105,692	$(37)
Corporate bonds	38,299	(20)	603	—	38,902	(20)
Total	$143,991	$(57)	$603	$—	$144,594	$(57)
(1) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
The Company determined that there was no material change in the credit risk of the above investments during the twelve months ended December 31, 2021. As such, an allowance for credit losses was not recognized. As of December 31, 2021, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The Company holds equity securities with an aggregate fair value of $3.7 million and $5.7 million at December 31, 2021 and 2020, respectively, within current marketable securities on its consolidated balance sheets. In January 2021, the Company sold a portion of its equity securities for proceeds of $31.3 million. The Company recorded gains of $29.4 million and losses of $7.2 million and $9.3 million related to its equity securities during the years ended December 31, 2021, 2020 and 2019, respectively. Gains and losses related to equity securities are included in other income (expense), net in the consolidated statements of operations and comprehensive loss.
6. Inventory
Inventory consists of the following (in thousands):

	As of December 31, 2021	As of December 31, 2020
Raw materials	$—	$8,967
Finished goods	—	1,731
Inventory	$—	$10,698

During the year ended December 31, 2021, the Company recorded a reserve for excess inventories of $29.9 million, which is included within cost of product revenue in the consolidated statements of operations and comprehensive loss. During the year ended December 31, 2020, the Company did not record a reserve for excess inventories.

7. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of December 31,
	2021	2020 (1)
Laboratory equipment	$29,061	$27,146
Computer equipment and software	421	447
Office equipment	117	1,077
Leasehold improvements	12	5,949
Construction-in-progress	501	895
Total property, plant and equipment	30,112	35,514
Less accumulated depreciation and amortization	(20,406)	(18,141)
Property, plant and equipment, net	$9,706	$17,373
(1) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
Depreciation and amortization expense related to property, plant and equipment was $4.9 million, $5.1 million, and $4.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
8. Restricted cash
As of December 31, 2021 and 2020, the Company maintained letters of credit of $43.2 million and $54.5 million, respectively, which are collateralized with bank accounts at financial institutions in accordance with the agreements. Total restricted cash as of December 31, 2021 and 2020 consisted of the following (in thousands):

	As of December 31,
	2021	2020
50 Binney Street lease	$40,072	$40,072
Assembly Row lease	2,753	—
60 Binney Street lease	—	13,763
Other	2,675	2,188
Total restricted cash	$45,500	$56,023
Refer to Note 10, Leases, for further information on the Company's letters of credit.
9. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2021	2020 (1)
Employee compensation	$41,095	$41,192
Accrued goods and services	24,273	14,855
Accrued clinical and contract research organization costs	17,769	20,912
Accrued manufacturing costs	15,722	15,763
Accrued professional fees	1,665	1,541
Deferred revenue, current portion	2,282	1,500
Other	1,152	2,427
Total accrued expenses and other current liabilities	$103,958	$98,190
(1) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

Accrued employee compensation includes severance costs associated with the Company's orderly wind down of its European operations. As of December 31, 2021, the Company had accrued expenses of $4.7 million related to these restructuring costs. Please refer to Note 17, Reduction in workforce, for further discussion.
10. Leases
The Company leases certain office and laboratory space. Additionally, the Company has embedded leases through its agreements with contract manufacturing organizations.
60 Binney Street lease & sublease
In October 2021, the Company entered into a consent to assignment and amendment to its lease agreement for its 60 Binney Street lease (the "Assignment"). The Assignment transfers the Company's interest in the lease to 2seventy bio and releases the Company from its obligation to maintain the $13.8 million collateralized letter of credit required under the original 60 Binney Street lease. Although the lease was legally transferred to 2seventy bio, the lessor required that the Company remain secondarily liable as a guarantor for payment obligations accruing under the 60 Binney Street lease from the date of Assignment until (i) the Company has completely vacated the premises and (ii) 2seventy bio has reached a market capitalization of $900 million. Upon Separation, the lease assignment was accounted for as the termination of the original lease and the Company de-recognized the right-of-use asset and lease liability related to the 60 Binney Street lease and recognized the fair value of the guarantee pursuant to ASC 405, Liabilities. The fair value of the guarantee was not material.
Concurrent with the Assignment of the 60 Binney Street Lease, the Company entered into a sublease agreement with 2seventy bio for office, laboratory and storage space located at 60 Binney Street (the "60 Binney Street Sublease") while it constructs and outfits its new office and laboratory space. Under the terms of the 60 Binney Street Sublease, the Company will lease 72,988 square feet for $0.5 million per month in base rent for the period beginning from the Assignment through March 2022 and 58,004 square feet for $0.4 million per month in base rent for the period from April 2022 through March 2024. The Company accounted for the 60 Binney Street Sublease as a new lease under ASC 842, and in November 2021, recognized a right-of-use asset and lease liability related to the 60 Binney Street Sublease.
50 Binney Street sublease & sub-sublease
In April 2019, the Company entered into a sublease agreement for office space located at 50 Binney Street in Cambridge, Massachusetts (the “50 Binney Street Sublease”) to supplement the Company’s corporate headquarters located at 60 Binney Street in Cambridge, Massachusetts. Under the terms of the 50 Binney Street Sublease, the Company will lease 267,278 square feet of office space for $99.95 per square foot, or $26.7 million per year in base rent subject to certain operating expenses, taxes and annual rent increases of approximately 3%. The lease will commence when the space is available for use by the Company, which is anticipated to be in the first half of 2022, which reflects the sublessor's exercise of its option to postpone the commencement date of the sublease. The lease term will end on December 31, 2030, unless other specific circumstances specified in the 50 Binney Street Sublease occur. The Company will assess the lease classification of the 50 Binney Street Sublease and commence recognition of the associated rent expense at the lease commencement date.
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
In connection with the execution of the 50 Binney Street Sublease, the Company also entered into a purchase agreement for furniture and equipment (the “Furniture Purchase Agreement”) located on the premises upon lease commencement. Upon execution of the Furniture Purchase Agreement, the Company made an upfront payment of $7.5 million, all of which was recorded within restricted cash and other non-current assets on the Company’s consolidated balance sheets and assessed for recoverability on a recurring basis. The Company will be required to make another $7.5 million payment under the Furniture Purchase Agreement upon lease commencement.
In December 2021, the Company entered into a sub-sublease agreement (the "Sub-Sublease") with Meta Platforms, Inc. (“Meta”). Under the terms of the Sub-Sublease, the Company is subleasing the entirety of the 50 Binney Street premises which it has rights to under the 50 Binney Street Sublease. The Company is sub-subleasing the premises for $28.0 million in the first year with 3% annual increases in each subsequent year. Meta will receive access to 50 Binney Street at the lease commencement date, which is the same point that the Company would receive access under the 50 Binney Street Sublease. The Company remains liable under the 50 Binney Street Sublease, including for maintenance of the $40.1 million collateralized letter of credit. As a result of the execution of the Sub-Sublease, the Company assessed the $7.5 million deposit related to the Furniture Purchase Agreement for recoverability and determined that the amount was not recoverable. As a result, the Company recorded $7.5 million in the Company's consolidated statements of operations and comprehensive loss as selling, general and administrative expense during the year ended December 31, 2021.
Assembly Row lease
In November 2021, the Company entered into a lease agreement with Assembly Row 5B, LLC ("Landlord") for office space located at 455 Grand Union Boulevard in Somerville, Massachusetts to serve as the Company's future corporate headquarters. Under the terms of the arrangement, the Company will lease approximately 61,180 square feet starting at an annual rate of $45 per square foot, subject to annual increases of 2.5%, plus operating expenses and taxes. In addition, the Company will be eligible for a tenant work allowance of $160 per rentable square foot of the premises. The lease will commence on the date on which the Landlord tenders possession of the premises to the Company with any tenant work required to be performed by the Landlord substantially completed, which is anticipated to occur in the first half of 2022.
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
In November 2016, the Company entered into an agreement for clinical and commercial production of the Company’s beti-cel, lovo-cel, and eli-cel drug products with a contract manufacturing organization at an existing facility. The Company concluded that this agreement contains an embedded operating lease as the clean rooms are designated for the Company’s exclusive use during the term of the agreement. The term of the agreement is five years with subsequent three-year renewals at the mutual option of each party. As a result, the Company recorded a right-of-use asset and lease liability for this operating lease on the effective date of ASC 842, and is recognizing rent expense on a straight-line basis throughout the estimated remaining term of the embedded lease. In March 2020, the Company amended its agreement with the contract manufacturing organization, resulting in a lease modification. Under the terms of the amended agreement, the Company may be required to pay annual maintenance and production fees of up to €16.5 million, depending on its production needs, and may terminate this agreement with twelve months’ notice and a one-time termination fee. In September 2021, the Company reassessed the term of this lease in light of the planned orderly wind down of its operations in Europe. As a result, the Company reduced the right-of-use asset and related lease liability to reflect a shortened expected term of the agreement. In November 2021, the Company exercised its right to terminate the lease agreement, and such termination will be effective in November 2022. Per the terms of the amended agreement, the Company was obligated to pay a one-time termination fee of €1.0 million upon termination, which was paid in December 2021. In connection with this termination, the Company will pay for services properly rendered through the date of termination in accordance with the contract manufacturing agreement, based on work completed and expenses incurred prior to the date of termination.
In July 2020, the Company entered into an agreement reserving manufacturing capacity with a contract manufacturing organization. The Company concluded that this agreement contains an embedded lease as a controlled environment room at the facility is designated for the Company's exclusive use during the term of the agreement, with the option to sublease the space if the Company provides notice that it will not utilize it for a specified duration of time. Under the terms of the agreement, the Company will be required to pay up to $5.4 million per year in maintenance fees in addition to the cost of any services provided and may terminate this agreement with eighteen months' notice. The agreement commenced in March 2021, and it has a term of five years with the option to extend. The Company classified the embedded lease as an operating lease and recognized a right-of-use asset and lease liability upon lease commencement in March 2021 and is recognizing rent expense on a straight-line basis throughout the remaining term of the embedded lease.
In February 2021, the Company entered into another agreement reserving manufacturing capacity with a contract manufacturing organization. The Company concluded that this agreement contains an embedded lease as a controlled environment room at the facility is designated for the Company's exclusive use during the term of the agreement, with the option to sublease the space if the Company provides notice that it will not utilize it for a specified duration of time. Under the terms of the agreement, the Company will be required to pay up to $4.2 million per year in maintenance fees and an immaterial amount of other annual fees as well as per-batch fees for the cost of any services provided. Either party may terminate this agreement with eighteen months’ notice at any time or with eight months’ notice after stage 5 has commenced. The term of the agreement is five years, with the option to extend, and it commenced in November 2021. The Company classified the embedded lease as an operating lease and recognized a right-of-use asset and lease liability upon lease commencement in November 2021 and is recognizing rent expense on a straight-line basis throughout the remaining term of the embedded lease.
Summary of all lease costs recognized under ASC 842
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2021 and 2020 (in thousands):

	For the year ended December 31,
	2021	2020 (2)	2019 (2)
Lease cost (1)
Operating lease cost	$25,067	$18,660	$20,005
Total lease cost	$25,067	$18,660	$20,005

Other information
Operating cash flows used for operating leases	$22,805	$17,780	$17,205
Weighted average remaining lease term	4.7 years	6.3 years	7.3 years
Weighted average discount rate	5.02%	5.98%	6.66%
(1) Short-term lease costs and variable lease costs incurred by the Company for the twelve months ended December 31, 2021, 2020 and 2019 were immaterial.
(2) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all leases, including additional charges for utilities, parking, maintenance, and real estate taxes, was $36.2 million, $24.2 million, and $23.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, future minimum commitments under ASC 842 under the Company’s operating leases were as follows (in thousands):

As of
Maturity of lease liabilities	December 31, 2021
2022	$27,037
2023	21,460
2024	18,009
2025	14,639
2026	8,598
2027 and thereafter	12,356
Total lease payments	102,099
Less: imputed interest	(12,515)
Total operating lease liabilities	$89,584
The above table excludes legally binding minimum lease payments for leases executed but not yet commenced as of December 31, 2021.

11. Commitments and contingencies
Lease commitments
The Company leases certain office and laboratory space and has embedded leases at contract manufacturing organizations. Refer to Note 10, Leases, for further information on the terms of these lease agreements.
Other funding commitments
The Company is party to various agreements, principally relating to licensed technology, that require future payments relating to milestones that may be met in subsequent periods or royalties on future sales of specified products.
Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement.
Based on our development plans as of December 31, 2021, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with the Company's collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in the Company’s financial statements.
The Company has various manufacturing development and license agreements to support clinical and commercial product needs. The following table presents non-cancelable contractual obligations arising from these arrangements:

Years ended December 31,	Purchase commitment
2022	$43,903
2023	9,918
2024 and thereafter	—
Total purchase commitments	$53,821
Litigation
From time to time, the Company is party to various claims and complaints arising in the ordinary course of business, including securities class action litigation. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited. Management does not believe that any ultimate liability resulting from any of these claims will have a material adverse effect on its results of operations, financial position, or liquidity. However, management cannot give any assurance regarding the ultimate outcome of any claims, and their resolution could be material to operating results for any particular period.
The Company also indemnifies each of its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company's request in such capacity, as permitted under Delaware law and in accordance with its certificate of incorporation and by-laws. The term of the indemnification period lasts as long as such officer or director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance allows the transfer of risk associated with the Company's exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, it has not recognized any liabilities relating to these obligations.
12. Equity
The Company is authorized to issue 125.0 million shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption or conversion rights. As of December 31, 2021 and 2020, the Company had 71.1 million and 66.4 million shares of common stock issued and outstanding, respectively.
In September 2021, the Company entered into an equity purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a private placement offering of securities, an aggregate of (i) 2.3 million shares of the Company’s common stock at a purchase price per share of $16.50 and (ii) pre-funded warrants to purchase up to 2.3 million shares of common stock (the “Pre-Funded Warrants”) at an effective price of $16.49 per share ($16.49 paid to the Company upon the closing of the offering and $0.01 to be paid upon exercise of such Pre-Funded Warrants). This resulted in aggregate gross proceeds to the Company of approximately $75.0 million. The Pre-Funded Warrants can be exercised at any time or times on or after September 7, 2021, until exercised in full. The Pre-Funded Warrants have been evaluated to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Based on the terms of the Pre-Funded Warrants, management concluded that they should be classified within stockholders' equity on its consolidated balance sheets, with no subsequent remeasurement as long as the underlying warrant agreements are not modified or amended.
The Company is authorized to issue 5.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2021 and 2020, the Company had no shares of preferred stock issued or outstanding.
Reserved for future issuance
The Company has reserved for future issuance the following number of shares of common stock (in thousands):

	As of December 31,
	2021	2020
Options to purchase common stock (1)	5,534	6,262
Restricted stock units (1)	3,427	1,495
2013 Stock Option and Incentive Plan	2,250	2,545
Pre-funded warrants	2,273	—
2013 Employee Stock Purchase Plan	1,347	67
	14,831	10,369
(1) Stock options and restricted stock units that are reserved for future issuance include awards outstanding to employees of 2seventy bio.
13. Intangible assets
Intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	As of December 31, 2021
	Cost	Accumulated amortization	Impairment	Net
In-licensed rights	$5,224	(1,219)	(4,005)	—
Total	$5,224	$(1,219)	$(4,005)	$—

	As of December 31, 2020(1)
	Cost	Accumulated amortization	Impairment	Net
In-licensed rights	$5,224	(827)	—	4,397
Total	$5,224	$(827)	$—	$4,397

(1) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
Amortization expense for intangible assets was $0.4 million, $0.5 million, and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
In August 2021, the Company announced its decision to focus its efforts on the U.S. market and to execute an orderly wind down of its European operations. In connection with this, in September 2021, the Company recognized an impairment loss of $4.0 million for the remaining unamortized balance of the intangible asset associated with in-licensed rights for the ZYNTEGLO product, which is reflected within cost of product revenue in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

14. Stock-based compensation
In June 2013, the Company’s board of directors adopted its 2013 Stock Option and Incentive Plan (“2013 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO. The 2013 Plan replaces the 2010 Stock Option and Grant Plan (“2010 Plan”).
The 2013 Plan allows for the granting of incentive stock options, non-qualified stock options, restricted stock units and restricted stock awards to the Company’s employees, members of the board of directors, and consultants of the Company. The Company initially reserved 1.0 million shares of its common stock for the issuance of awards under the 2013 Plan. The 2013 Plan provides that the number of shares reserved and available for issuance under the 2013 Plan will automatically increase each January 1, beginning on January 1, 2014, by four percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. In January 2021 and January 2022, the number of common stock available for issuance under the 2013 Plan was increased by approximately 2.7 million and 2.8 million shares, respectively, as a result of this automatic increase provision.
Any options or awards outstanding under the Company’s previous stock option plans, including both the 2010 Plan and the Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan (“2002 Plan”), at the time of adoption of the 2013 Plan remain outstanding and effective. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, expired or are otherwise terminated (other than by exercise) under the 2002 Plan and 2010 Plan are added to the shares of common stock available for issuance under the 2013 Plan. As of December 31, 2021, the total number of common stock that may be issued under all plans is 3.2 million.
The Company does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.
Conversion and modification of equity awards outstanding at the Separation
In connection with the Separation on November 4, 2021, under the provisions of the existing plans, the Company adjusted its outstanding equity awards in accordance with the terms of the Employee Matters Agreement (an equitable adjustment) to preserve the intrinsic value of the awards immediately before and after the Distribution. Upon the Distribution, employees holding stock options, restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”) denominated in pre-Distribution bluebird stock received a number of otherwise-similar awards either in post-Distribution bluebird stock or in a combination of post-Distribution bluebird stock and 2seventy bio stock based on conversion ratios outlined for each group of employees in the Employee Matters Agreement that the Company entered into in connection with the Distribution. The equity awards that were granted prior to 2021 were converted under the shareholder method, wherein employees holding outstanding equity awards received equity awards in both bluebird and 2seventy bio. The conversion ratio for the shareholder method took into consideration a distribution ratio of one share of 2seventy bio common stock for every three shares of bluebird common stock. For equity awards granted in 2021, the number of awards that were outstanding at the Separation were proportionately adjusted to maintain the aggregate intrinsic value of the awards at the date of the Separation. The conversion ratio was determined based on the volume weighted-average trading price for bluebird common stock for the five trading days before and after the Separation.
These modified awards otherwise retained substantially the same terms and conditions, including term and vesting provisions. Due to the modification of the equity awards as a result of the Distribution, the Company compared the fair value of the outstanding equity awards immediately before and after the Distribution. The modification resulted in an incremental fair value of $20.3 million, of which $4.5 million was immediately recognized as of the Distribution date.

Additionally, bluebird will not incur any future compensation cost related to equity awards held by 2seventy bio employees and directors. The Company will incur future compensation cost related to 2seventy bio equity awards held by bluebird employees.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $98.7 million, $122.6 million, and $131.1 million during the years ended December 31, 2021, 2020 and 2019, respectively. Stock-based compensation expense recognized by award type is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Stock options	$54,660	$75,837	$79,912
Restricted stock units	30,767	38,123	50,158
Employee stock purchase plan and other	13,313	8,636	1,013
	$98,740	$122,596	$131,083
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Research and development	$42,989	$49,766	$59,378
Selling, general and administrative	55,751	72,830	71,705
	$98,740	$122,596	$131,083
Stock-based compensation of $1.0 million was capitalized into inventory during the year ended December 31, 2021. Stock-based compensation of $0.5 million was capitalized into inventory during the year ended December 31, 2020.
Unrestricted stock awards
During the first quarter of 2021, the Company granted 0.4 million unrestricted stock awards to employees as part of its 2020 annual incentive program. In addition, the Company implemented a retention program designed to incentivize and retain employees through the separation of its severe genetic disease and oncology programs. Under the retention program, employees are entitled to a one-time bonus payment, consisting of both a cash payment and unrestricted stock awards, with the condition that the employee remains employed at the end of 2021. For the twelve months ended December 31, 2021, the Company recognized $21.2 million in expense related to this program, which includes $10.6 million in stock compensation expense related to the anticipated grants of stock. During the third quarter of 2021, the Company granted 0.1 million unrestricted stock awards, related to the retention program, to those employees impacted by the orderly wind down of the Company's operations in Europe. During the fourth quarter of 2021, the Company granted 1.0 million unrestricted stock awards to employees as part of its retention program.
As of December 31, 2021, the Company had $34.2 million and $54.3 million of unrecognized compensation expense related to unvested stock options and restricted stock units (exclusive of those with service and performance conditions that have not yet been achieved), respectively, that is expected to be recognized over a weighted-average period of 2.19 years and 2.26 years, respectively.

Stock options
The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2021	2020	2019
Expected volatility	66.7%	69.5%	70.7%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	0.8%	1.4%	2.3%
Expected dividend yield	0.0%	0.0%	0.0%
The following table summarizes the stock option activity under the Company’s equity awards plans:

	Shares (in thousands)	Weighted- average exercise price per share	Weighted- average contractual life (in years)	Aggregate intrinsic value (a) (in thousands)
Outstanding at December 31, 2020	6,262	$105.02
Granted	1,238	$27.19
Exercised	(218)	$6.82
Canceled or forfeited	(2,357)	$81.20
Conversion and modification of awards	(1,339)	$42.90
Outstanding at December 31, 2021	3,586	$39.23	6.8	$631
Exercisable at December 31, 2021	1,835	$57.09	5.5	$380
Vested and expected to vest at December 31, 2021	3,586	$39.23	6.8	$631
(a)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2021.
(b)Pursuant to the terms of Employee Matters Agreement, the company granted 4,375 option conversion awards to bluebird employees which are reflected within the "Conversion and modification of awards" above. The weighted-average exercise price per share reflected above is related to these awards, rather than the number of awards reflected in the table.
The weighted-average fair values of options granted during the years ended December 31, 2021, 2020 and 2019 was $16.32, $43.24, and $83.44, respectively. The intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $5.1 million, $4.0 million and $29.0 million, respectively.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted-average grant date fair value
Unvested balance at December 31, 2020	1,495	$102.34
Granted	3,359	26.43
Vested	(526)	112.21
Forfeited	(987)	53.58
Conversion and modification of awards	(148)	16.84
Unvested balance at December 31, 2021	3,193	$16.21
(a)Pursuant to the terms of Employee Matters Agreement, the company granted 3,327 restricted stock unit conversion awards to bluebird employees which are reflected within the "Conversion and modification of awards" above. The weighted-average exercise price per share reflected above is related to these awards, rather than the number of awards reflected in the table.

The intrinsic value of restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $44.0 million, $30.9 million and $28.4 million, respectively.
Employee Stock Purchase Plan
In June 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO. The 2013 ESPP authorizes the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. In June 2021, the Company amended the 2013 ESPP to authorize an additional 1.4 million shares of the Company’s common stock available to participating employees. During each of the years ended December 31, 2021 and 2020, approximately 0.1 million shares of common stock were issued under the 2013 ESPP.
15. 401(k) Savings plan
In 1997, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In March 2022, the Company expects to make matching contributions of approximately $2.8 million related to employee contributions made during 2021. At the same time, the Company anticipates making matching contributions to 2seventy bio employees of $2.0 million for their contributions under the 401(k) Plan during 2021 through the Separation. In March 2021, the Company made $6.0 million of matching contributions related to employee contributions made during 2020. The match contribution is included in accrued expenses and other current liabilities as of December 31, 2021 and 2020.  Expense related to the 401(k) Plan from continuing operations totaled $2.8 million, $3.0 million, $2.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.
16. Income taxes
The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
U.S.	$(487,404)	$(431,452)	$(414,586)
Foreign	(74,976)	(128,918)	(140,981)
Total	$(562,380)	$(560,370)	$(555,567)
The provision for (benefit from) income taxes were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	—	2	7
Foreign	258	684	612
Deferred:
Federal	—	—	(966)
State	—	—	(198)
Foreign	—	—	—
Total income tax expense (benefit)	$258	$686	$(545)

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the Company’s effective income tax rate as reflected in the financial statements is as follows:

	Year ended December 31,
	2021	2020	2019
Federal income tax expense at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	3.9%	3.1%	3.7%
Permanent differences	(0.6)%	(0.6)%	(0.8)%
Stock-based compensation	(3.1)%	(2.4)%	(0.7)%
Research and development credit	4.3%	6.0%	5.4%
Foreign differential	(1.9)%	(4.6)%	(3.7)%
Other	—%	(0.3)%	0.8%
Change in valuation allowance	(23.6)%	(22.3)%	(25.6)%
Effective income tax rate (expense) benefit	—%	(0.1)%	0.1%
For the years ended December 31, 2021, 2020 and 2019, the Company recognized an income tax expense (benefit) of $0.3 million or 0.0%, $0.7 million or (0.1)%, and $(0.5) million or 0.1%, respectively.  The Company did not recognize any significant tax expense for the years ended December 31, 2021, 2020, or 2019 as the Company was subject to a full valuation allowance. Tax expense associated with the sale of bRT and the Separation, accounted for as discontinued operations and discussed in Note 3, is $0 for the years ended December 31, 2021, 2020, or 2019 due to the full valuation allowance. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are composed of the following (in thousands):

	Year ended December 31,
	2021	2020 (1)
Deferred tax assets:
U.S. net operating loss carryforwards (federal and state)	$703,125	$546,098
Tax credit carryforwards (federal and state)	281,687	246,742
Capitalized license fees and research and development expenses	2,237	1,558
Deferred revenue	604	398
Stock-based compensation	25,181	37,164
Lease liabilities	22,916	14,787
Accruals and other	15,598	12,894
Total deferred tax assets	1,051,348	859,641
Right-of-use assets	(23,053)	(15,044)
Fixed assets	(1,546)	(1,212)
Less valuation allowance	(1,026,749)	(843,385)
Net deferred taxes	$—	$—
(1) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The valuation allowance increased on a net basis by approximately $183.4 million during the year ended December 31, 2021 due primarily to net operating losses, tax credit carryforwards, and stock-based compensation, offset by the sale of bRT and the Separation. Effective January 1, 2021, the Company adopted ASU 2019-12, which simplifies accounting for income taxes. There was no material impact on the Company's financial position or results of operations upon adoption.
As of December 31, 2021, 2020 and 2019, the Company had U.S. federal net operating loss carryforwards of approximately $2.63 billion, $2.03 billion, and $1.62 billion, respectively, which may be available to offset future income tax liabilities. Of the amount as of December 31, 2021, $1.92 billion will carryforward indefinitely while $711.0 million will expire at various dates through 2037. As of December 31, 2021, 2020 and 2019, the Company also had U.S. state net operating loss carryforwards of approximately $2.39 billion, $1.89 billion, and $1.56 billion, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2041.
As of December 31, 2021, 2020 and 2019, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $268.3 million, $235.3 million, and $203.1 million, respectively, available to reduce future tax liabilities which expire at various dates through 2041. As of December 31, 2021, 2020 and 2019, the Company had state credit carryforwards of approximately $16.9 million, $14.5 million, and $13.6 million, respectively, available to reduce future tax liabilities which expire at various dates through 2036. During the fourth quarter of 2018, the Company completed an analysis of prior year estimates of U.S. research and development and orphan drug tax credits for the years 2013 through 2017. The analysis resulted in an immaterial adjustment to the Company's income tax benefit, which was offset by an adjustment to the valuation allowance. An analysis of the U.S. research and development and orphan drug credits has not yet been completed for 2019, 2020, or 2021.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted. This law temporarily suspends and adjusts certain law changes enacted in the Tax Cuts and Jobs Act in 2017. In December 2020, the Consolidated Appropriations Act was enacted. This law modified the employee retention credit under the CARES Act and created credit extenders for certain credits. In March 2021, the American Rescue Plan Act ("ARPA") was enacted and contained extenders to the refundable employee retention credit and provided further limitations to executive compensation effective for tax years beginning after 2026. The Company has concluded that the provisions in the CARES Act, Consolidated Appropriations Act, and ARPA have an immaterial impact on the Company’s income tax expense due to its cumulative losses and full valuation allowance position.
Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception, which it believes has resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code. The Company completed a study through December 2020 confirming no additional ownership changes; any ownership shifts occurring after December 2020 could result in an ownership change under Section 382.
The Company files Federal income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2018 through December 31, 2020. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities to the extent utilized in a future period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits
Balance as of December 31, 2019	$15,945
Increases (decreases) for tax positions related to current period	3,149
Increases (decreases) for tax positions related to prior periods	(100)
Balance as of December 31, 2020	18,994
Increases (decreases) for tax positions related to current period	2,949
Increases (decreases) for tax positions related to prior periods	17
Balance as of December 31, 2021	21,960
The unrecognized tax benefits at December 31, 2021, if recognized, would not affect the Company’s effective tax rate due to its full valuation allowance position. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for income taxes. For the years ended December 31, 2021, 2020 and 2019, the Company’s accrued interest and penalties related to uncertain tax positions were not material.

17. Reduction in workforce
In April 2021, the Company announced its decision to withdraw ZYNTEGLO from the German market because reimbursement negotiations in Germany did not result in a price for ZYNTEGLO that reflects the value of the one-time gene therapy with potential life-long benefit for people living with β-thalassemia requiring regular transfusions. A total of approximately 50 employees were impacted by this reduction. During the three months ended June 30, 2021, the Company substantially completed the implementation of this reduction and, in accordance with ASC 420, Exit and Disposal Activities, and ASC 712, Nonretirement Postemployment Benefits, recorded approximately $4.6 million of costs including severance, the portion of the employees' 2021 retention bonuses to be paid in cash, and the pro rata portion of the employees' 2021 performance bonus.
In July 2021, the Company made the decision to focus its efforts on the U.S. market for beti-cel, eli-cel, and lovo-cel and is executing an orderly wind down of its European operations. A total of approximately 90 employees were impacted by the reduction in workforce associated with this decision. The Company recorded $21.2 million of expense, in accordance with the related accounting standards mentioned above, for the affected employees. This amount includes expense for severance, the pro rata portion of the employees' 2021 performance bonus, the portion of the European employees' 2021 retention bonuses to be paid in cash, and the portion of retention bonuses to be paid in unrestricted stock awards, which were granted on September 30, 2021. As described in Note 14, Stock-based compensation, the Company recorded $2.5 million of costs associated with the grant of unrestricted stock awards to affected employees as a one-time payment. All costs associated with the April 2021 and July 2021 reductions are reflected within restructuring expense in the Company's consolidated statements of operations and comprehensive loss.
The Company expects that substantially all accrued restructuring charges will be paid in cash by March 31, 2022.
The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the year ended December 31, 2021 (in thousands):

	Charges	Amount paid	Amounts accrued at December 31, 2021
April 2021 reduction	$4,625	$(4,625)	$—
July 2021 reduction	21,176	(16,503)	4,673
Total	$25,801	$(21,128)	$4,673
During the year ended December 31, 2021, the Company recorded approximately $25.8 million in restructuring expenses. During the year ended December 31, 2021, the Company recorded $2.5 million in research and development expenses and selling, general and administrative expenses related to the grant of unrestricted stock awards to affected employees.
18. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2021	2020	2019
Outstanding stock options (1)	5,534	6,262	5,483
Restricted stock units (1)	3,427	1,495	1,127
ESPP shares and other	—	326	19
	8,961	8,083	6,629
(1) Outstanding stock options and restricted stock units include awards outstanding to employees of 2seventy bio.

19. Selected quarterly financial data (unaudited)
The following table contains quarterly financial information for 2021 and 2020. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2021
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
	(in thousands, except per share data)
Total revenues	$894	$143	$1,019	$1,606	$3,662
Total operating expenses	146,988	154,844	155,468	137,273	594,573
Loss from operations	(146,094)	(154,701)	(154,449)	(135,667)	(590,911)
Net loss from continuing operations	(121,504)	(155,973)	(152,834)	(132,327)	(562,638)
Net loss from discontinued operations	(84,304)	(85,729)	(63,982)	(22,725)	(256,740)
Net loss	(205,808)	(241,702)	(216,816)	(155,052)	(819,378)
Net loss per share from continuing operations —basic and diluted	(1.81)	(2.31)	(2.23)	(1.83)	(8.16)
Net loss per share from discontinued operations—basic and diluted	(1.26)	(1.27)	(0.93)	(0.31)	(3.73)
Net loss per share—basic and diluted	$(3.07)	$(3.58)	$(3.16)	$(2.14)	$(11.89)

	2020
	First quarter	Second quarter	Third quarter	Fourth quarter	Total
	(in thousands, except per share data)
Total revenues	$—	$—	$—	$—	$—
Total operating expenses	144,479	143,650	131,743	139,387	559,259
Loss from operations	(144,479)	(143,650)	(131,743)	(139,387)	(559,259)
Net loss from continuing operations	(146,392)	(140,665)	(137,678)	(136,321)	(561,056)
Net income (loss) from discontinued operations	(56,219)	119,200	(57,067)	(63,553)	(57,639)
Net loss	(202,611)	(21,465)	(194,745)	(199,874)	(618,695)
Net loss per share from continuing operations —basic and diluted	(2.63)	(2.33)	(2.08)	(2.05)	(9.02)
Net income (loss) per share from discontinued operations—basic and diluted	(1.01)	1.97	(0.86)	(0.96)	(0.93)
Net loss per share—basic and diluted	$(3.64)	$(0.36)	$(2.94)	$(3.01)	$(9.95)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1*	Separation Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	2.1	November 4, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Amended and Restated By-laws of the Registrant	10-K	001-35966	3.2	February 23, 2021
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
4.2	Description of the Registrant's Securities	10-K	001-35966	4.2	February 23, 2021
4.3	Form of Pre-Funded Warrant	8-K	001-35966	4.1	September 8, 2021
10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013
10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013
10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013
10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013
10.5†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals, Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013
10.6†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017
10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013
10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013
10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013
10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015
10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013
10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.10	May 14, 2013
10.13††	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q	001-35966	10.21	August 9, 2021
10.14†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017
10.15††	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q	001-35966	10.23	August 9, 2021
10.16†	License Agreement, dated December 23, 2015, by and between the Registrant and SIRION Biotech GmbH	10-K	001-35966	10.23	February 21, 2019
10.17††	Clinical and Commercial Supply Agreement – Viral Vector Product, dated November 27, 2017, by and between the Registrant and SAFC Carlsbad, Inc., as amended	10-Q	001-35966	10.25	August 1, 2019

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.18††	Amendment No. 2 to Clinical and Commercial Supply Agreement Viral Vector Product by and between bluebird bio (Switzerland) GmbH and SAFC Carlsbad, Inc.	8-K	001-35966	10.1	January 21, 2020
10.19	Amendment No. 3 to Clinical and Commercial Supply Agreement Viral Vector Product by and between bluebird bio (Switzerland) GmbH and SAFC Carlsbad, Inc.	10-K	001-35966	10.28	February 23, 2021
10.20#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014
10.21#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016
10.22#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017
10.23#	Employment Agreement, dated January 7, 2021, by and between the Registrant and Andrew Obenshain	—	—	—	Filed herewith
10.24#	Employment Agreement, dated June 1, 2021, by and between the Registrant and Gina Consylman	—	—	—	Filed herewith
10.25#	Employment Agreement, dated April 20, 2021, by and between the Registrant and Thomas Klima	—	—	—	Filed herewith
10.26#	Employment Agreement, dated June 14, 2021, by and between the Registrant and Anne-Virginie Eggimann	—	—	—	Filed herewith
10.27#	Offer Letter, dated October 1, 2019, by and between the Registrant and Jessica Whitten	—	—	—	Filed herewith
10.28#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013
10.29#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018
10.30#	Second Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	S-8	333-257135	99.1	June 15, 2021
10.31#	2021 Inducement Plan and forms of award agreements thereunder	S-8	333-257135	99.2	June 15, 2021
10.32#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013
10.33††	Sublease, dated April 16, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.42	August 1, 2019
10.34	Amendment to Sublease, dated April 19, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.43	August 1, 2019
10.35*	Office Lease Agreement, dated November 2, 2021, by and between the Registrant and Assembly Row 5B, LLC	10-Q	001-35966	10.30	November 5, 2021
10.36*	Sub-sublease Agreement, by and between the Registrant and Meta Platforms, Inc.	—	—	—	Filed herewith
10.37††*	Securities Purchase Agreement, dated September 7, 2021, by and among the Registrant and the institutional investors named therein	8-K	001-35966	10.1	September 8, 2021
10.38	Registration Rights Agreement, dated September 7, 2021, by and among the Registrant and the persons listed on the attached Schedule A thereto	8-K	001-35966	10.2	September 8, 2021
10.39	Tax Matters Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	10.1	November 4, 2021
10.40*	Employee Matters Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	10.2	November 4, 2021
10.41*	Intellectual Property License Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	10.3	November 4, 2021
10.42*	Transition Services Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	10.4	November 4, 2021

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.43*	Transition Services Agreement, dated as of November 3, 2021, by and between 2seventy bio, Inc. and the Registrant	8-K	001-35966	10.5	November 4, 2021
23.1	Consent of Ernst & Young LLP	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith
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

bluebird bio, Inc.

By:	/s/ Andrew Obenshain
Andrew Obenshain President, Chief Executive Officer and Director
SIGNATURES AND POWER OF ATTORNEY
We, the undersigned directors and officers of bluebird bio, Inc. (the “Company”), hereby severally constitute and appoint Andrew Obenshain and Gina Consylman, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Obenshain	President, Chief Executive Officer and Director	March 4, 2022
Andrew Obenshain	(Principal Executive Officer and Duly Authorized Officer)

/s/ Gina Consylman	Chief Financial Officer	March 4, 2022
Gina Consylman	(Principal Financial Officer and Duly Authorized Officer)

/s/ Jessica Whitten	Vice President, Global Controller and Chief Accounting Officer	March 4, 2022
Jessica Whitten	(Principal Accounting Officer)

/s/ Mark Vachon	Director	March 4, 2022
Mark Vachon

/s/ John O. Agwunobi, M.D.	Director	March 4, 2022
John O. Agwunobi, M.D.

/s/ Lis Leiderman, M.D.	Director	March 4, 2022
Lis Leiderman, M.D.

/s/ Nick Leschly	Director	March 4, 2022
Nick. Leschly

/s/ Najoh Tita-Reid	Director	March 4, 2022
Najoh Tita-Reid