Form 10-Q
period 2022-03-31
bluebird bio, Inc.
filed 2022-05-09
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 4, 2022, there were 71,453,733 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

FORWARD LOOKING STATEMENTS
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
•our ability to implement and realize expected cost savings from our comprehensive restructuring plans;
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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
bluebird bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of March 31, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$106,260	$161,160
Marketable securities	105,328	138,343
Prepaid expenses	31,798	25,628
Receivables and other current assets	11,531	11,389
Total current assets	254,917	336,520
Marketable securities	55,049	97,114
Property, plant and equipment, net	11,234	9,706
Goodwill	5,646	5,646
Operating lease right-of-use assets	111,897	91,532
Restricted cash and other non-current assets	52,328	53,277
Total assets	$491,071	$593,795
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,350	$25,883
Accrued expenses and other current liabilities	89,032	103,958
Operating lease liability, current portion	25,510	23,152
Total current liabilities	142,892	152,993
Operating lease liability, net of current portion	84,828	66,432
Other non-current liabilities	92	93
Total liabilities	227,812	219,518
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 71,438 and 71,115 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	714	711
Additional paid-in capital	4,109,081	4,096,402
Accumulated other comprehensive loss	(4,459)	(2,911)
Accumulated deficit	(3,842,077)	(3,719,925)
Total stockholders’ equity	263,259	374,277
Total liabilities and stockholders’ equity	$491,071	$593,795
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended March 31,
	2022	2021
Revenue:
Product revenue	$1,408	$724
Other revenue	537	170
Total revenues	1,945	894
Operating expenses:
Research and development	77,875	82,843
Selling, general and administrative	36,106	63,569
Cost of product revenue	8,310	576
Total operating expenses	122,291	146,988
Loss from operations	(120,346)	(146,094)
Interest income, net	106	355
Other (expense) income, net	(1,912)	24,301
Loss before income taxes	(122,152)	(121,438)
Income tax (expense) benefit	—	(66)
Net loss from continuing operations	(122,152)	(121,504)
Net loss from discontinued operations	—	(84,304)
Net loss	$(122,152)	$(205,808)
Net loss per share from continuing operations - basic and diluted	$(1.66)	$(1.81)
Net loss per share from discontinued operations - basic and diluted	$—	$(1.26)
Net loss per share - basic and diluted	$(1.66)	$(3.07)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	73,688	66,976
Other comprehensive (loss) income:
Other comprehensive (loss) income, net of tax benefit (expense) of $0.0 million for the three months ended March 31, 2022 and 2021	(1,548)	56
Total other comprehensive (loss) income	(1,548)	56
Comprehensive loss	$(123,700)	$(205,752)
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2021	71,115	$711	$4,096,402	$(2,911)	$(3,719,925)	$374,277
Vesting of restricted stock units	310	3	(3)	—	—	—
Exercise of stock options	1	—	1	—	—	1
Stock-based compensation	—	—	12,681	—	—	12,681
Issuance of unrestricted stock awards to settle accrued employee compensation	12	—	—	—	—	—
Other comprehensive income	—	—	—	(1,548)	—	(1,548)
Net loss	—	—	—	—	(122,152)	(122,152)
Balances at March 31, 2022	71,438	$714	$4,109,081	$(4,459)	$(3,842,077)	$263,259

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2020	66,432	$665	$4,260,443	$(5,505)	$(2,900,547)	$1,355,056
Vesting of restricted stock units	294	3	(3)	—	—	—
Exercise of stock options	207	2	1,217	—	—	1,219
Purchase of common stock under ESPP	67	1	1,706	—	—	1,707
Stock-based compensation	—	—	36,090	—	—	36,090
Issuance of unrestricted stock awards to settle accrued employee compensation	422	4	12,009	—	—	12,013
Other comprehensive income	—	—	—	56	—	56
Net loss	—	—	—	—	(205,808)	(205,808)
Balances at March 31, 2021	67,422	$675	$4,311,462	$(5,449)	$(3,106,355)	$1,200,333

bluebird bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(122,152)	$(205,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	—	369
Depreciation and amortization	1,014	5,360
Stock-based compensation expense	12,390	42,527
Loss (gain) on equity securities	2,508	(28,372)
Excess inventory reserve	7,519	—
Other non-cash items	189	2,513
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(13,059)	(16,082)
Operating lease right-of-use assets	6,517	8,098
Accounts payable	2,467	67
Accrued expenses and other liabilities	(16,561)	(2,693)
Operating lease liabilities	(6,128)	(9,306)
Net cash used in operating activities	(125,296)	(203,327)
Cash flows from investing activities:
Purchase of property, plant and equipment	(857)	(7,626)
Purchases of marketable securities	—	(53,200)
Proceeds from maturities of marketable securities	70,783	350,860
Proceeds from sales of marketable securities	—	31,318
Net cash provided by investing activities	69,926	321,352
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP contributions	9	3,796
Net cash provided by financing activities	9	3,796
(Decrease) increase in cash, cash equivalents and restricted cash	(55,361)	121,821
Cash, cash equivalents and restricted cash at beginning of period	206,693	373,728
Cash, cash equivalents and restricted cash at end of period	$151,332	$495,549
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$106,260	$439,714
Restricted cash included in receivables and other current assets	$1,822	$1,330
Restricted cash included in restricted cash and other non-current assets	$43,250	$54,505
Total cash, cash equivalents and restricted cash	$151,332	$495,549
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,134	$2,238
Right-of-use assets obtained in exchange for operating lease liabilities	$26,882	$22,049
Issuance of unrestricted stock awards to settle accrued employee compensation	$—	$12,013
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
The Company’s programs in severe genetic diseases include betibeglogene autotemcel ("beti-cel", formerly "LentiGlobin for β-thalassemia gene therapy") as a treatment for β-thalassemia; lovotibeglogene autotemcel ("lovo-cel", formerly "LentiGlobin for SCD") as a treatment for sickle cell disease ("SCD"); and elivaldogene autotemcel ("eli-cel", formerly "Lenti-D gene therapy") as a treatment for cerebral adrenoleukodystrophy ("CALD").
In August 2021, the Company announced its intent to focus its severe genetic disease business on the U.S. market and further invest in research and development for its core programs in β-thalassemia, SCD, and CALD. As part of the strategy to focus on the U.S. market, it began executing an orderly wind down of its European operations, which will result in a reduction of selling, general and administrative costs and had an impact on the Company's excess inventory analysis, which is based on sales forecasts and projected inventory consumption levels.
In November 2021, the Company completed the separation of its severe genetic disease and oncology programs into two separate, independent publicly traded companies, bluebird bio, Inc. and 2seventy bio, Inc. (“2seventy bio”), a Delaware corporation and wholly-owned subsidiary of the Company prior to the separation. bluebird retained its severe genetic disease programs, including programs for β-thalassemia, SCD, and CALD, with a focus on the U.S. market.
In April 2022, the Board of Directors approved a comprehensive restructuring plan intended to reduce operating expenses and enhance the Company’s focus on achieving U.S. Food and Drug Administration ("FDA") approval for its programs in the U.S. The Company intends to maintain targeted research efforts focused on in-vivo lentiviral vector ("LVV") gene therapy and to deprioritize direct investments in reduced toxicity conditioning and cryopreserved apheresis. The restructuring is anticipated to produce up to $160 million in cost savings over the next two years. As part of the restructuring, bluebird plans to reduce its workforce by approximately 30% across the second and third quarters of 2022. Refer to Note 13, Subsequent events, for more information on this restructuring.
As of March 31, 2022, the Company had cash, cash equivalents and marketable securities of approximately $266.6 million. The Company has incurred losses since inception and to date has financed its operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from charitable foundations. As of March 31, 2022, the Company had an accumulated deficit of $3.84 billion. During the three months ended March 31, 2022, the Company incurred a loss of $122.2 million and used $125.3 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of beti-cel, eli-cel, and lovo-cel, and the achievement of a level of revenues adequate to support its cost structure.
In accordance with Accounting Standards Codification 205-40, Going Concern ("ASC 205-40"), the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances, the release of restricted cash related to the Company’s 50 Binney Street lease, and the potential sale of priority review vouchers cannot be considered probable at this time because these plans are not entirely within the Company’s control nor have been approved by the Board of Directors as of the date of these condensed consolidated financial statements. The restructuring plan described above was approved by the Board of Directors in April 2022 and therefore was incorporated into the Company's assessment of its ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.
The Company's expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include implementing reduced 2022 spending, including projected savings through the move of the Company's headquarters to Assembly Row in Somerville, Massachusetts, the completion of its orderly wind down of European operations, the completion of its April 2022 restructuring plans, the potential sale of priority review vouchers that would be issued with the potential U.S. regulatory approvals of BLAs for beti-cel and/or eli-cel, and the pursuit of additional cash resources through public or private equity or debt financings. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. In accordance with ASC 205-40, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP as included in the ASC and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2022 and 2021.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2022 (the "2021 Annual Report on Form 10-K").
Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation. The Company has presented its oncology business together with its manufacturing facility in Durham, North Carolina as discontinued operations in its consolidated financial statements for the three months ended March 31, 2021 (see Note 3, Discontinued operations). The historical financial statements and footnotes have been recast accordingly.
Amounts reported are computed based on thousands, except percentages, per share amounts or as otherwise noted. As a result, certain totals may not sum due to rounding.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. 2seventy bio was a wholly-owned subsidiary until it became an independent publicly-traded company on November 4, 2021. All intercompany balances and transactions have been eliminated in consolidation. The Company views its operations and manages its business in one operating segment.

Discontinued operations
The Company determined that the separation of its oncology business in November 2021 and the sale of its manufacturing facility in Durham, North Carolina in September 2021 represented multiple components of a single disposal plan that met the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations (“ASC 205-20”). Accordingly, the accompanying condensed consolidated financial statements for the three months ended March 31, 2021 have been updated to present the results of all discontinued operations reported as a separate component of loss in the consolidated statements of operations and comprehensive loss (see Note 3, Discontinued operations).

Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s 2021 Annual Report on Form 10-K, except as noted in the "Recent accounting pronouncements - Not yet adopted" section below.
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
Recent accounting pronouncements
Not yet adopted

ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the recognition and measurement guidance on troubled debt restructurings for creditors that have adopted ASC 326 and requires enhanced disclosure of loan modifications for borrowers experiencing financial difficulty. ASU 2022-02 amends the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. The new standard will be effective beginning January 1, 2023. The adoption of ASU 2022-02 is not expected to have a material impact on the Company's financial position or results of operations.
3. Discontinued operations
Sale of bluebird Research Triangle manufacturing facility

In November 2017, the Company acquired a manufacturing facility in Durham, North Carolina ("bRT") for the future manufacture of LVV for the Company’s therapies related to its oncology programs. In July 2021, the Company and Resilience US, Inc., an affiliate of National Resilience, Inc. ("Resilience"), signed an Asset Purchase Agreement (the “Agreement”). As part of the Agreement, and upon the closing of the transaction in September 2021, Resilience acquired the Company's LVV manufacturing facility located in Durham, North Carolina and retained staff currently employed at the site. As a result of the transaction, the Company disposed of $111.2 million of net assets, primarily consisting of the building and laboratory equipment associated with the Company's oncology programs. The Company recognized a loss on disposal of assets of $2.0 million during the year ended December 31, 2021. As the sale of the bRT manufacturing facility and the separation of 2seventy bio (as described below) were deemed to represent multiple components of a single disposal plan, the results of operations related to bRT have been included as a component of discontinued operations.

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

bluebird and 2seventy bio also entered into a tax matters agreement, an employee matters agreement and an intellectual property agreement. Additionally, bluebird entered into two transition services agreements with 2seventy bio, whose President is a member of the Company’s Board of Directors. Pursuant to the transition service agreements, bluebird is obligated to provide and is entitled to receive certain transition services related to corporate functions, such as finance, human resources, internal audit, research and development, financial reporting, and information technology. Services provided by bluebird to 2seventy bio will continue for an initial term of up to two years, unless earlier terminated or extended according to the terms of the transition services agreement. Services received and performed are paid at a mutually agreed upon rate. Amounts received for services provided to 2seventy bio are recorded as other income and amounts paid for services provided by 2seventy bio are recorded as selling, general and administrative expense and research and development expense, as applicable. In addition, the Company entered into a sublease agreement with 2seventy bio for office, laboratory and storage space located at 60 Binney Street (the "60 Binney Street Sublease") while it constructs and outfits its new office and laboratory space.

During the three months ended March 31, 2022, the Company incurred $3.1 million of net expense for transactions with 2seventy bio within research and development and selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss, including $1.1 million of net expense related to the 60 Binney Street Sublease. As of March 31, 2022, the Company had $3.0 million of accounts receivable due from and $5.3 million of accounts payable due to 2seventy bio. As of December 31, 2021, the Company had an immaterial amount of accounts receivable and accounts payable due from and due to 2seventy bio.

Discontinued operations

In connection with the Separation, the Company determined its oncology business, together with the bRT manufacturing facility, qualified for discontinued operations accounting treatment in accordance with ASC 205-20. The following table summarizes revenue and expenses of the discontinued operations for the three months ended March 31, 2021 (in thousands):

Three months ended March 31, 2021
Revenue:
Service revenue	$5,918
Collaborative arrangement revenue	1,519
Royalty and other revenue	4,463
Total revenues	11,900
Operating expenses:
Research and development	71,635
Selling, general and administrative	23,305
Cost of royalty and other revenue	1,705
Change in fair value of contingent consideration	369
Total operating expenses	97,014
Loss from operations	(85,114)
Interest income, net	355
Other income, net	455
Loss before income taxes	(84,304)
Income tax benefit (expense)	—
Net loss	$(84,304)

There were no revenue and expenses of the discontinued operations for the three months ended March 31, 2022, as all operations were transferred to 2seventy bio upon the Separation. There were no assets and liabilities related to discontinued operations as of March 31, 2022 or December 31, 2021, as all balances were transferred to 2seventy bio upon the Separation.

The following table summarizes the significant non-cash items and capital expenditures of the discontinued operations that are included in the condensed consolidated statements of cash flows for the three months ended March 31, 2021 (in thousands):

Three months ended March 31, 2021
Operating activities:
Change in fair value of contingent consideration	$369
Depreciation and amortization	3,800
Stock-based compensation expense	11,181

Investing activities:
Purchase of property, plant and equipment	$(6,173)

Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,954

4. Marketable securities
The following table summarizes the marketable securities held at March 31, 2022 and December 31, 2021 (in thousands):

Description	Amortized cost / Cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2022
U.S. government agency securities and treasuries	$117,730	$—	$(2,025)	$115,705
Corporate bonds	33,802	—	(135)	33,667
Commercial paper	9,823	—	—	9,823
Equity securities	4,305	—	(3,123)	1,182
Total	$165,660	$—	$(5,283)	$160,377
December 31, 2021
U.S. government agency securities and treasuries	$128,902	$—	$(509)	$128,393
Corporate bonds	49,366	—	(59)	49,307
Commercial paper	54,065	—	—	54,065
Equity securities	4,305	—	(614)	3,691
Total	$236,638	$—	$(1,182)	$235,456
No available-for-sale debt securities held as of March 31, 2022 or December 31, 2021 had remaining maturities greater than five years.
5. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2022
Assets:
Cash and cash equivalents	$106,260	$106,260	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	115,705	—	115,705	—
Corporate bonds	33,667	—	33,667	—
Commercial paper	9,823	—	9,823	—
Equity securities	1,182	1,182	—	—
Total	$266,637	$107,442	$159,195	$—
December 31, 2021
Assets:
Cash and cash equivalents	$161,160	$161,146	$14	$—
Marketable securities:
U.S. government agency securities and treasuries	128,393	—	128,393	—
Corporate bonds	49,308	—	49,308	—
Commercial paper	54,065	—	54,065	—
Equity securities	3,691	3,691	—	—
Total	$396,617	$164,837	$231,780	$—

Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of March 31, 2022 and December 31, 2021, cash and cash equivalents comprise funds in cash and money market accounts.
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
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At March 31, 2022 and December 31, 2021, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the three months ended March 31, 2022 or 2021.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.3 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively. No accrued interest receivable was written off during the three months ended March 31, 2022 or 2021.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at March 31, 2022 and December 31, 2021 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2022
U.S. government agency securities and treasuries	$113,225	$(2,005)	$2,480	$(20)	$115,705	$(2,025)
Corporate bonds	30,417	(135)	—	—	30,417	(135)
Total	$143,642	$(2,140)	$2,480	$(20)	$146,122	$(2,160)
December 31, 2021
U.S. government agency securities and treasuries	$108,695	$(505)	$2,496	$(4)	$111,191	$(509)
Corporate bonds	45,042	(56)	3,896	(2)	48,938	(58)
Total	$153,737	$(561)	$6,392	$(6)	$160,129	$(567)
The Company determined that there was no material change in the credit risk of the above investments during the three months ended March 31, 2022. As such, an allowance for credit losses was not recognized. As of March 31, 2022, the Company does not intend to sell such securities, however, the Company determined that it is more likely than not that the Company will be required to sell certain securities before recovery of their amortized cost bases. The Company determined that the impact of this assessment was immaterial. Subsequently, in April 2022, the Company sold securities with a carrying value of $29.7 million and realized net aggregate losses of $0.4 million.
The Company held equity securities with an aggregate fair value of $1.2 million and $3.7 million as of March 31, 2022 and December 31, 2021, respectively, within current marketable securities on its condensed consolidated balance sheets. In January 2021, the Company sold a portion of its equity securities for proceeds of $31.3 million. During the three months ended March 31, 2022 and 2021, the Company recorded a loss of $2.5 million and a gain of $28.4 million, respectively, related to its equity securities. Gains and losses related to equity securities are included in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss.

Please refer to Note 9, Commitments and contingencies, for further information.
6. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Laboratory equipment	$28,939	$29,061
Computer equipment and software	421	421
Office equipment	117	117
Leasehold improvements	12	12
Construction-in-progress	2,957	501
Total property, plant and equipment	32,446	30,112
Less accumulated depreciation and amortization	(21,212)	(20,406)
Property, plant and equipment, net	$11,234	$9,706
7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31, 2022	As of December 31, 2021
Accrued manufacturing costs	$30,806	$15,722
Accrued goods and services	19,119	24,273
Accrued clinical and contract research organization costs	18,628	17,769
Accrued employee compensation	15,744	41,095
Accrued professional fees	1,674	1,665
Deferred revenue, current portion	1,822	2,282
Other	1,239	1,152
Total accrued expenses and other current liabilities	$89,032	$103,958

Accrued employee compensation as of December 31, 2021 includes severance costs associated with the Company's orderly wind down of its European operations. As of March 31, 2022, the Company did not have any significant accrued expenses related to these restructuring costs.
8. Leases
The Company leases certain office and laboratory space, primarily located in Cambridge, Massachusetts and Somerville, Massachusetts. Additionally, the Company has embedded leases through its agreements with contract manufacturing organizations in both the United States and internationally. Except as described below, there have been no material changes in lease obligations from those disclosed in Note 10 to the consolidated financial statements included in the Company's 2021 Annual Report on Form 10-K.
Assembly Row lease
In November 2021, the Company entered into a lease agreement with Assembly Row 5B, LLC ("Landlord") for office space located at 455 Grand Union Boulevard in Somerville, Massachusetts to serve as the Company's future corporate headquarters (the “Assembly Row Lease”). Upon signing the Assembly Row Lease, the Company executed a $2.8 million letter of credit for the Landlord’s benefit, which is classified as restricted cash and other non-current assets on the Company’s condensed consolidated balance sheets. In March 2022, the Assembly Row Lease commenced upon the Landlord granting the Company control of the leased premises. The Assembly Row Lease will continue until December 31, 2032, with an option to extend for two additional five-year terms. The Company classified the Assembly Row Lease as an operating lease and recognized a right-of-use asset and lease liability upon lease commencement. The Company will recognize rent expense on a straight-line basis throughout the remaining term of the Assembly Row Lease.

50 Binney Street lease & sublease
In April 2019, the Company entered into an agreement to lease office space located at 50 Binney Street in Cambridge, Massachusetts (the “50 Binney Street Lease”). In December 2021, the Company entered into an agreement to sublease the entire office space to Meta Platforms, Inc. (“Meta”) (the "Sublease"). In April 2022, both the 50 Binney Street Lease and the Sublease commenced upon the landlord granting access to the leased premises. In connection with the execution of the 50 Binney Street Lease, the Company also entered into a purchase agreement with the landlord for furniture and equipment (the “Furniture Purchase Agreement”) located on the premises upon lease commencement. Upon execution of the Furniture Purchase Agreement, the Company made an upfront payment of $7.5 million. Upon lease commencement, the Company paid the remaining $7.25 million due under the Furniture Purchase Agreement. The Company is currently assessing the lease classification of the 50 Binney Street Lease.
The Sublease will continue until December 31, 2030. The Company will earn rental income through its role as a lessor throughout the term of the Sublease.
9. Commitments and contingencies
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
Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. As compared to the contractual obligations and commitments as disclosed in the Company's 2021 Annual Report on Form 10-K, the Company's future minimum purchase commitments as of the period ended March 31, 2022 decreased by $14.4 million.
Based on the Company’s development plans as of March 31, 2022, the Company may be obligated to make future development, regulatory, and commercial milestone payments, and royalty payments on future sales of specified products associated with its collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales have occurred, the corresponding amounts are recognized in the Company’s financial statements.
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

10. Stock-based compensation
In January 2022 and 2021, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 2.8 million and 2.7 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. As of March 31, 2022, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 4.1 million.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $12.4 million and $31.3 million during the three months ended March 31, 2022 and 2021, respectively. Stock-based compensation expense recognized by award type is included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended March 31,
	2022	2021(1)
Stock options	$5,260	$16,426
Restricted stock units	7,034	10,217
Employee stock purchase plan and other	96	4,651
	$12,390	$31,294
(1) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended March 31,
	2022	2021(1)
Research and development	$6,555	$12,390
Selling, general and administrative	5,835	18,904
	$12,390	$31,294
(1) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
As of March 31, 2022, the Company had approximately $97.5 million of unrecognized stock-based compensation expense related to unvested stock options and restricted stock units (exclusive of those with service and performance conditions that have not yet been achieved), which is expected to be recognized over a weighted-average period of approximately 2.2 years.
Stock options
The following table summarizes the stock option activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2021	3,586	$39.23
Granted	890	$7.79
Exercised	(1)	$1.04
Canceled or forfeited	(735)	$58.27
Outstanding at March 31, 2022	3,740	$29.14
Exercisable at March 31, 2022	1,406	$52.80
Vested and expected to vest at March 31, 2022	3,740	$29.14
During the three months ended March 31, 2022, less than 0.1 million stock options were exercised, resulting in total proceeds to the Company of less than $0.1 million.

Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested at December 31, 2021	3,193	$16.21
Granted	1,291	$7.85
Vested	(238)	$26.67
Forfeited	(340)	$14.79
Unvested at March 31, 2022	3,906	$12.96
Employee stock purchase plan
In June 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. In June 2021, the Company amended the 2013 ESPP to authorize an additional 1.4 million shares of the Company’s common stock available to participating employees. During the three months ended March 31, 2022 and 2021, no shares and less than 0.1 million shares, respectively, of common stock were issued under the 2013 ESPP.
11. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax expense recognized during the three months ended March 31, 2022 is immaterial due to the wind down of our operations in Europe.
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
12. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three months ended March 31,
	2022	2021
Outstanding stock options (1)	5,645	6,458
Restricted stock units (1)	4,053	2,073
ESPP shares and other	264	884
	9,962	9,415
(1) Outstanding stock options and restricted stock units include awards outstanding to employees of 2seventy bio for shares of the Company's common stock.
13. Subsequent events
April 2022 reduction in workforce
In April 2022, the Board of Directors of the Company approved a comprehensive restructuring plan intended to reduce operating expenses. The Company intends to maintain targeted research efforts focused on in-vivo LVV gene therapy and to deprioritize direct investments in reduced toxicity conditioning and cryopreserved apheresis. The restructuring is anticipated to produce up to $160 million in cost savings over the next two years.

As part of the restructuring, the Company plans to reduce its workforce by 30% across the second and third quarters of 2022. The Company estimates that it will incur approximately $10 million in costs to implement the restructuring, comprised primarily of severance payments and continuing health care coverage over the severance period. The restructuring actions associated with these charges commenced in April 2022 and be substantially completed by the end of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or the SEC, on March 4, 2022 (the "2021 Annual Report on Form 10-K").
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
Overview

We are a biotechnology company committed to researching, developing, and commercializing potentially transformative gene therapies for severe genetic diseases. We have built an integrated product platform with broad therapeutic potential in a variety of indications based on our lentiviral gene addition platform. Our gene therapy programs in severe genetic diseases include programs for β-thalassemia, SCD, and CALD. The BLA for beti-cel as a treatment for patients with β-thalassemia who receive regular RBC transfusions was accepted for priority review by the FDA, and the Prescription Drug User Fee Act ("PDUFA") goal date is August 19, 2022. The BLA for eli-cel as a treatment for patients less than 18 years of age with early CALD was accepted for priority review by the FDA, and the PDUFA goal date is September 16, 2022. We are developing lovo-cel as a treatment for patients with SCD.

Based on our discussions with the FDA, we believe that we may be able to seek approval for lovo-cel in the United States on the basis of clinical data from HGB-206 Group C, with supporting data from HGB-210. We have treated all of the patients who will form the primary basis of efficacy for approval, with the demonstration of analytical comparability and validation of our commercial manufacturing process as the key remaining actions prior to submission of our planned BLA for lovo-cel. In December 2021, the FDA placed a partial clinical hold on our clinical program for lovo-cel for enrolling patients under the age of 18. During the partial clinical hold, we are continuing our clinical study activities as planned for patients 18 and older in HGB-210, as well as follow-up activities for treated patients of all ages in all studies.

We are focusing our development and commercialization efforts in the U.S. market, and we have withdrawn the marketing authorizations for beti-cel and eli-cel in European markets. We are continuing the long-term follow-up of patients previously enrolled within the clinical trial programs in Europe as planned but do not intend to initiate any new clinical trials in Europe for β-thalassemia, CALD or SCD. As a result, we anticipate a reduction of selling, general and administrative costs and an impact on our excess inventory analysis as future lots are produced, which is based on forecasted consumption levels driven by sales forecasts.
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
As of March 31, 2022, we had cash, cash equivalents and marketable securities of approximately $266.6 million. We have never been profitable and have incurred net losses in each year since inception. Our net loss was $122.2 million for the three months ended March 31, 2022, and our accumulated deficit was $3.84 billion as of March 31, 2022. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years, as we:
•fund activities related to the potential commercial launches of our late-stage product candidates in the United States;
•seek regulatory approval for our product candidates;
•scale our manufacturing capabilities in support of potential commercialization following any regulatory approvals;
•conduct clinical studies for our clinical programs in β-thalassemia and SCD; and
•potentially increase research and development-related activities for the discovery and development of new product candidates and technologies in severe genetic diseases.
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

In April 2021, we announced our decision to withdraw ZYNTEGLO from the German market because reimbursement negotiations in Germany did not result in a price for ZYNTEGLO that reflects the value of the one-time gene therapy with potential life-long benefit for people living with transfusion dependent β-thalassemia. A total of approximately 50 employees were impacted by this reduction. During the three months ended June 30, 2021, we substantially completed this reduction and, in accordance with ASC 420, Exit and Disposal Activities, and ASC 712, Nonretirement Postemployment Benefits, recorded approximately $4.6 million of costs including severance, the portion of the employees' 2021 retention bonuses to be paid in cash, and the pro rata portion of the employees' 2021 performance bonus.

In July 2021, we made the decision to focus our efforts on the U.S. market for beti-cel, eli-cel, and lovo-cel and are executing an orderly wind down of our European operations. A total of approximately 90 employees were impacted by the reduction in workforce associated with this decision. We recorded $21.2 million of expense, in accordance with the related accounting standards mentioned above, for the affected employees. No costs associated with the April 2021 and July 2021 reductions were incurred during the three months ended March 31, 2022 and 2021.

In April 2022, we announced that we were initiating a comprehensive restructuring plan to deliver cost savings over the next two years. As part of the restructuring, we plan to reduce our workforce by approximately 30% in 2022. See Note 13, Subsequent events, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information on this restructuring plan.

We had cash, cash equivalents and marketable securities of approximately $266.6 million as of March 31, 2022. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances, the release of restricted cash related to the Company’s 50 Binney Street lease, and the potential sale of priority review vouchers, if received, cannot be considered probable at this time because none of the plans are entirely within the Company’s control or have been approved by the Board of Directors as of the date of the financial statements. The restructuring plan described above was approved by the Board of Directors in April 2022 and therefore was incorporated into our assessment of our ability to continue as a going concern within one year after the date of these condensed consolidated financial statements are issued.

Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Our plan to alleviate the conditions that raise substantial doubt include implementing reduced 2022 spending, including projected savings through the move of the Company's headquarters to Assembly Row in Somerville, Massachusetts, the orderly wind down of European operations, the potential sale of priority review vouchers that would be issued with potential U.S. regulatory approvals of BLAs for beti-cel and/or eli-cel, and the pursuit of additional cash resources through public or private equity or debt financings. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the condensed consolidated financial statements.

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

In connection with the Separation, we entered into a separation agreement with 2seventy bio, dated as of November 3, 2021, that, among other things, sets forth our agreements with 2seventy bio regarding the principal actions to be taken in connection with the Separation, including the Distribution. In connection with the Separation, we also entered into certain other agreements with 2seventy bio, including transition services agreements. Pursuant to the transition services agreements, we are obligated to provide and are entitled to receive certain transition services related to corporate functions, such as finance, human resources, internal audit, research and development, financial reporting, and information technology. The separation and the aforementioned agreements are more fully described in Note 3, Discontinued operations, to our consolidated financial statements appearing in our 2021 Annual Report on Form 10-K, and in Note 3, Discontinued operations, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.
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
We plan to continue to incur research and development expenses for the foreseeable future as we continue to advance the development of beti-cel, eli-cel, and lovo-cel, and conduct research activities for our platform technology. Our research and development expenses include expenses associated with the following activities:
•for the clinical studies of beti-cel, consisting of HGB-207, HGB-212, and the associated long-term follow-up protocol;
•for the clinical studies of lovo-cel, consisting of HGB-206, HGB-210 study, and the associated long-term follow-up protocol;
•for the clinical study of eli-cel, consisting of ALD-104, and the associated long-term follow-up protocol;
•research and development activities for our platform technology; and
•for the manufacture of clinical study materials in support of our clinical studies.
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

	For the three months ended March 31,
	2022	2021(1)
	(in thousands)
beti-cel	$11,470	$13,706
lovo-cel (formerly LentiGlobin for SCD)	25,676	13,162
eli-cel	10,917	13,311
Preclinical programs	4,902	1,530
Total direct research and development expense	52,965	41,709
Employee-and contractor-related expenses	9,929	13,758
Stock-based compensation expense	6,555	12,390
Laboratory and related expenses	732	2,207
Facility expenses	7,485	12,141
Other expenses	209	638
Total other research and development expenses	24,910	41,134
Total research and development expense	$77,875	$82,843
(1)Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
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
We anticipate that our selling, general and administrative expenses will decrease in the future as we implement our restructuring plans and reduce headcount in these functions.
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
Critical accounting policies and estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies as reported in our 2021 Annual Report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021	Change
	(in thousands)
Revenue:
Product revenue	$1,408	$724	$684
Other revenue	537	170	367
Total revenues	1,945	894	1,051
Operating expenses:
Research and development	77,875	82,843	(4,968)
Selling, general and administrative	36,106	63,569	(27,463)
Cost of product revenue	8,310	576	7,734
Total operating expenses	122,291	146,988	(24,697)
Loss from operations	(120,346)	(146,094)	25,748
Interest income, net	106	355	(249)
Other (expense) income, net	(1,912)	24,301	(26,213)
Loss before income taxes	(122,152)	(121,438)	(714)
Income tax (expense) benefit	—	(66)	66
Net loss from continuing operations	(122,152)	(121,504)	(648)
Net loss from discontinued operations	—	(84,304)	84,304
Net loss	$(122,152)	$(205,808)	$83,656

Revenues. Total revenue was $1.9 million for the three months ended March 31, 2022, compared to $0.9 million for the three months ended March 31, 2021. The increase of $1.1 million was primarily attributable to sales of ZYNTEGLO in Germany.
Research and development expenses. Research and development expenses were $77.9 million for the three months ended March 31, 2022, compared to $82.8 million for the three months ended March 31, 2021. The net decrease of $4.9 million was primarily attributable to the following:
•$12.4 million of decreased net employee compensation, benefit, and other headcount-related expenses, which is primarily driven by a decrease of $5.8 million in stock-based compensation expense due to an overall decrease in the value of awards and by stock-based compensation expense incurred related to our employee retention program in 2021;
•$3.7 million of decreased clinical trial costs primarily driven by the completion of clinical trials in late 2021;
•$3.0 million of decreased information technology and facility-related costs; and
•$2.5 million of decreased lab expenses and platform costs;
These decreased costs were partially offset by $15.6 million of increased material production fees.
Selling, general and administrative expenses. Selling, general and administrative expenses were $36.1 million for the three months ended March 31, 2022, compared to $63.6 million for the three months ended March 31, 2021. The decrease of $27.5 million was primarily due to the following:

•$25.8 million of decreased employee compensation, benefit, and other headcount-related expenses, which is primarily driven by a decrease of $13.1 million in stock-based compensation expense due to an overall decrease in the value of awards and by stock-based compensation expense incurred related to our employee retention program in 2021; and
•$1.6 million of decreased costs related to commercial readiness activities due to our decision to focus our efforts on the U.S. market for beti-cel, eli-cel, and lovo-cel.
Cost of product revenue. Cost of product revenue was $8.3 million for the three months ended March 31, 2022, compared to $0.6 million for the three months ended March 31, 2021. The increase is primarily attributable to reserves for excess inventory recognized during the first quarter of 2022 based on forecasted consumption levels as of March 31, 2022.
Interest income, net. The decrease in interest income, net was primarily related to lower interest income earned on investments due to an overall decrease in investments.
Other (expense) income, net. The decrease in other (expense) income, net was primarily related to changes in fair value of equity securities. During the three months ended March 31, 2021, we recognized a gain on the sale of equity securities.
Liquidity and Capital Resources
As of March 31, 2022, we had cash, cash equivalents and marketable securities of approximately $266.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2022, our funds are primarily held in U.S. government agency securities and treasuries, corporate bonds, commercial paper, equity securities, and money market accounts.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of March 31, 2022 we had an accumulated deficit of $3.84 billion. We expect that we will continue to incur significant research and development and selling, general and administrative expenses and, as a result, we will need additional capital to fund our operations within the next twelve months, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources which are not entirely within our control nor have been approved by our Board of Directors as of the date of this filing. Potential additional funding from other sources includes the sale of priority review vouchers, if received.

The likelihood of our long-term success must be considered in light of the expenses, difficulties, and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate. We may never achieve significant revenue or profitable operations. These factors create substantial doubt about our ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.
Sources of Liquidity

The discussion of our cash flows that follows does not include the impact of any adjustments to remove discontinued operations, unless otherwise noted, and is stated on a total company consolidated basis. The separation of our oncology business may have a negative impact on our cash flows in future periods.
Cash Flows
The following table summarizes our cash flow activity:

	For the three months ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(125,296)	$(203,327)
Net cash provided by investing activities	69,926	321,352
Net cash provided by financing activities	9	3,796
Net (decrease) increase in cash, cash equivalents and restricted cash	$(55,361)	$121,821

Operating Activities. The $78.0 million decrease in cash used in operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to the decrease in net loss during this period of $83.7 million, which was driven primarily by the separation of our oncology business in November 2021 and the sale of our manufacturing facility in Durham, North Carolina in September 2021. Cash used in operating activities was also driven by changes in operating assets and liabilities.

Discontinued operations contributed a net loss of $84.3 million for the three months ended March 31, 2021.
Investing Activities. The $251.4 million decrease in cash provided by investing activities for the three months ended March 31, 2022 was primarily due to a decrease in proceeds from maturities of marketable securities of $280.1 million and a decrease in proceeds from sales of marketable securities of $31.3 million, partially offset by a decrease in cash used to purchase marketable securities of $53.2 million compared to the three months ended March 31, 2021.
Financing Activities. The $3.8 million decrease in cash provided by financing activities was primarily driven by a decrease in proceeds from exercise of stock options of $3.8 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Contractual Obligations and Commitments
Except as discussed in Note 8, Leases, and Note 9, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments as included in our 2021 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of March 31, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities of $266.6 million and $396.6 million, respectively, primarily invested in U.S. government agency securities and treasuries, corporate bonds, commercial paper, equity securities, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2022, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $1.3 million.
Item 4. Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of our Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2022, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
On February 12, 2021, a class action complaint was filed in the United States District Court for the Eastern District of New York, Leung v. bluebird bio, Inc., et. al., Case No. 1:21-cv-00777, by a purported stockholder against us and certain of our officers. The complaint alleges violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder against all defendants and violations of Section 20(a) of the Exchange Act against the officers and seeks unspecified damages. The allegations relate to our disclosure on November 4, 2020 that we were adjusting the expected timing of submission of a BLA to the FDA for LentiGlobin for sickle cell disease to late 2022. This case was subsequently transferred to the United States District Court of Massachusetts on February 26, 2021. We filed a Motion to Dismiss the complaint in its entirety September 7, 2021, which the Court granted April 21, 2022. Plaintiff Leung has 30 days to appeal. To date, an appeal has not been filed.
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
Those risk factors below denoted with a “*” are newly added or have been materially updated from our 2021 Annual Report on Form 10-K.
*We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
We have incurred net losses in each year since our inception in 1992, including net losses from continuing operations of $122.2 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $3.84 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We have not generated material revenues from the sale of beti-cel in the European Union, and we do not expect to generate meaningful product revenues in the foreseeable future until we obtain marketing approval for products in the United States and following any potential commercial launch. Following marketing approval, our future revenues will depend upon the size of any markets in which our potential products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our potential products in those markets.
We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:
•continue our research and clinical development of our product candidates;
•obtain manufacturing capacity at third-party manufacturers;

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
We may also in the foreseeable future undertake additional activities that may substantially increase our expenses, such as:
•build and expand manufacturing capacity, including capacity at third-party manufacturers;
•initiate additional research, preclinical, clinical or other programs as we seek to identify and validate additional product candidates; or
•acquire or in-license other product candidates and technologies.
The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.
*There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.
We are currently advancing our late-stage programs in severe genetic diseases through clinical development. Developing and commercializing gene therapy products is expensive, and we do not expect to generate meaningful product revenues in the foreseeable future until we obtain marketing approval for products in the United States and following any potential commercial launch.
As of March 31, 2022, we had restricted cash, cash and cash equivalents, and marketable securities of approximately $266.6 million. As of December 31, 2021, our cash, cash equivalents and marketable securities were $396.6 million. Based on our current business plan as of the date of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after such date.
In April 2022, we announced a comprehensive restructuring plan intended to reduce operating expenses. We may not realize expected cost savings from the implementation of these plans at the levels we expect; we may encounter additional delays in the development of our programs, including the imposition of new clinical holds or delays in resolving existing clinical holds, that may impact our ability to meet our expected time lines and increase our costs; the internal and external costs required for our ongoing and planned activities, and the resulting impact on expense and use of cash, may be higher than expected which may cause us to use cash more quickly than we expect or change or curtail some of our plans or both; our expectations as to expenses, cash usage and cash needs may prove not to be correct for other reasons such as changes in plans or actual events being different than our assumptions. We will need to raise additional funding in order to execute on our current business plans and strategy.
Our efforts to raise additional funding or reduce expenses may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our potential products following marketing approval if and when obtained. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.
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
A potentially significant risk in any gene therapy product using viral vectors that can integrate into the genome is that the vector will insert in or near cancer-causing genes, leading to the proliferation of certain cellular clones that can cause cancer in the patient, known as insertional oncogenesis. Several patients with CALD treated with eli-cel in our clinical studies have been diagnosed with MDS likely mediated by Lenti-D LVV insertion, and as a result, the FDA placed our clinical studies of eli-cel on clinical hold. In light of the FDA's requests for additional information about safety events and monitoring in the eli-cel clinical program, we have no assurances as to whether we will successfully resolve the clinical hold. In addition, we cannot make assurances that additional patients treated with eli-cel, beti-cel or lovo-cel in the clinical or commercial setting will not be diagnosed with MDS, leukemia or lymphoma. Patients treated with our therapies, including lovo-cel, have exhibited persistent oligoclonality, in which a portion of their hematopoietic system is comprised of cells containing at least one insertion site, as measured by integration site analysis. Based on our pharmacovigilance protocols, we increase our monitoring of patients who exhibit persistent oligoclonality. It is not clear at this time whether persistent oligoclonality represents an increased risk of developing MDS, leukemia, or lymphoma in the future, but it is a criteria used by the FDA to evaluate the safety of gene therapies over time.There is also the potential risk of other delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. The FDA has stated that LVV possess characteristics that may pose high risks of delayed adverse events. If any such adverse events occur, further advancement of our clinical studies could be halted or delayed, we may not receive marketing approval for our product candidates, and we may be unable to commercialize any approved product. It is possible that upon occurrence or recurrence of any of these events, the FDA may place one or more of our programs on hold, impose requirements that result in delays for regulatory approval for one or more of our programs, require risk evaluation or mitigation strategies as a condition for regulatory approval, or may cause us to cease commercialization following the receipt of any marketing approval. If any of these were to occur, the commercial potential of our programs may be materially and negatively impacted.
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
We have limited experience as a commercial company. To-date, our experience as a commercial company has been limited to commercializing beti-cel in Europe, and we have wound up our European commercial operations in order to focus in the near-term on the U.S. market. Consequently, there is limited information about our ability to overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry in the U.S. To execute our business plan, we will need to successfully:
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
•manage our spending as we seek marketing approvals, and engage in commercialization efforts, including for any extension of marketing approval of beti-cel, eli-cel, and lovo-cel; and
•initiate, develop and maintain successful strategic alliances.
If we are not successful in accomplishing these objectives, we may not be able to develop and commercialize beti-cel, eli-cel, or lovo-cel, raise capital, expand our business, or continue our operations.
*The commercial success of beti-cel, eli-cel, and lovo-cel following marketing approval, if and when obtained, will depend upon the degree of market acceptance by physicians, patients, payers and other stakeholders.
The commercial success of beti-cel, eli-cel, and lovo-cel following marketing approval, if and when obtained, will depend in part on the medical community, patients, and third-party or governmental payers accepting gene therapy products in general, and beti-cel, eli-cel, and lovo-cel, in particular, as medically useful, cost-effective, and safe. Beti-cel, eli-cel, and lovo-cel that we may bring to the market may not gain market acceptance by physicians, patients, payers and other stakeholders. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of beti-cel, eli-cel, and lovo-cel following marketing approval, if and when obtained, will depend on a number of factors, including:
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
We have limited sales and distribution experience and limited capabilities for marketing and market access. We have invested and expect to continue to invest significant financial and management resources to establish these capabilities and infrastructure to support commercial operations following marketing approval if and when obtained. If we are unable to establish these commercial capabilities and infrastructure or to enter into agreements with third parties to market and sell our potential products, we may be unable to generate sufficient revenue to sustain our business.
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
•delays in patient enrollment, or in having patients complete participation in a study or return for post-treatment follow-up;
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
The BLA submission for eli-cel is based on the safety and efficacy data from our completed Starbeam study, our ongoing ALD-104 study, and the completed ALD-103 observational study, and has been accepted for filing by the FDA for filing and and granted priority review, with a PDUFA goal date of September 16, 2022. Whether eli-cel is eligible for approval will ultimately be determined at the discretion of the FDA, and is dependent upon the data and information submitted in the BLA and during review, and the data submitted may not be sufficiently robust from a safety and/or efficacy perspective, or from a manufacturing and/or quality perspective, to support approval of the BLA. Moreover, several patients with CALD treated with eli-cel in our clinical studies have been diagnosed with MDS likely mediated by Lenti-D LVV insertion, and as a result, our clinical studies of eli-cel have been subject to a clinical hold. We may not generate the information requested by the FDA with respect to the clinical hold, and we have no assurances as to whether we will successfully resolve the clinical hold. The FDA may determine that eli-cel cannot be approved or it may require that we conduct additional follow-up or larger clinical trials before we can obtain approval of the BLA for eli-cel for the treatment of patients with CALD, if ever.
Based on our discussions with the FDA, we believe that we may be able to seek approval for lovo-cel in the United States on the basis of clinical data from Group C of our ongoing HGB-206 clinical study, and supporting data from our ongoing HGB-210 clinical study. Our clinical program for lovo-cel is on partial clinical hold for patients under the age of 18, which relates to our ongoing investigation into an adolescent patient with persistent, non-transfusion-dependent anemia following treatment with lovo-cel, who was 18 months post-treatment. We do not have any assurance as to when, if ever, we may resume enrolling patients under the age of 18 in our lovo-cel studies. The partial clinical hold has the potential to negatively impact our ability to generate the analytical comparability and validation data for our commercial manufacturing process needed to support our planned BLA submission for lovo-cel.
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
We are engaged in the development of gene therapies for severe genetic diseases, which is a competitive and rapidly-changing field. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, more experienced manufacturing capabilities, or more established commercial infrastructure. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, or less costly than any products that we may develop, or achieve patent protection, marketing approval, product commercialization and market penetration earlier than us. Additionally, technologies developed by our competitors may render our potential products uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors. For additional information regarding our competition, see “Item 1. Business—Competition” in our 2021 Annual Report on Form 10-K.
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

*We may not be successful in our efforts to expand applications of our platform technologies through the discovery of additional product candidates or in utilizing complementary technologies such as reduced toxicity conditioning.
The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our platform technologies, such as in vivo product candidates. Our growth strategy also depends upon our ability to leverage advancements in complementary technologies such as in reduced toxicity conditioning or in stem cell mobilization discovered or developed by third parties. Our research programs may fail to identify other potential product candidates for clinical development or we may be unable to utilize such complementary technologies for a number of reasons. We may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. Research programs to identify new product candidates and new technologies require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If any of these events occur, we may be forced to abandon our research, development or commercialization efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.
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
*We are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties, reputational harm, and diminished profits and future earnings.
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
*Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
The United States has enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our potential products, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
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
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1*	Separation Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	2.1	November 4, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Amended and Restated By-laws of the Registrant	10-K	001-35966	3.2	February 23, 2021
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
4.2	Form of Pre-Funded Warrant	8-K	001-35966	4.1	September 8, 2021
10.1	First Amendment to the bluebird bio, Inc. 2021 Inducement Plan	S-8	333-257135	99.3	March 4, 2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

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

bluebird bio, Inc.
Date: May 9, 2022	By:	/s/ Andrew Obenshain
Andrew Obenshain President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: May 9, 2022	By:	/s/ Jason Cole
Jason Cole Chief Strategy & Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)