Form 10-Q
period 2022-06-30
bluebird bio, Inc.
filed 2022-08-04
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-35966
__________________________________________________________________
bluebird bio, Inc.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________________________________________

Delaware	13-3680878
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

455 Grand Union Boulevard
Somerville	,	Massachusetts	02145
(Address of Principal Executive Offices)			(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 3, 2022, there were 77,121,751 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
bluebird bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of June 30, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$81,499	$161,160
Marketable securities	51,010	138,343
Prepaid expenses	24,473	25,628
Receivables and other current assets	10,476	11,389
Total current assets	167,458	336,520
Marketable securities	40,641	97,114
Property, plant and equipment, net	14,566	9,706
Goodwill	5,646	5,646
Operating lease right-of-use assets	292,731	91,532
Restricted cash and other non-current assets	52,550	53,277
Total assets	$573,592	$593,795
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,865	$25,883
Accrued expenses and other current liabilities	75,550	103,958
Operating lease liability, current portion	48,446	23,152
Total current liabilities	148,861	152,993
Operating lease liability, net of current portion	244,522	66,432
Other non-current liabilities	93	93
Total liabilities	393,476	219,518
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 73,551 and 71,115 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	735	711
Additional paid-in capital	4,126,012	4,096,402
Accumulated other comprehensive loss	(4,416)	(2,911)
Accumulated deficit	(3,942,215)	(3,719,925)
Total stockholders’ equity	180,116	374,277
Total liabilities and stockholders’ equity	$573,592	$593,795
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$1,331	$—	$2,739	$724
Other revenue	188	143	725	313
Total revenues	1,519	143	3,464	1,037
Operating expenses:
Research and development	63,841	84,645	141,716	167,488
Selling, general and administrative	36,694	54,984	72,800	118,553
Cost of product revenue	1,745	15,215	10,055	15,791
Restructuring expenses	6,639	—	6,639	—
Total operating expenses	108,919	154,844	231,210	301,832
Loss from operations	(107,400)	(154,701)	(227,746)	(300,795)
Interest income, net	174	218	280	573
Other (expense) income, net	7,088	(1,274)	5,176	23,027
Loss before income taxes	(100,138)	(155,757)	(222,290)	(277,195)
Income tax (expense) benefit	—	(216)	—	(282)
Net loss from continuing operations	(100,138)	(155,973)	(222,290)	(277,477)
Net loss from discontinued operations	—	(85,729)	—	(170,033)
Net loss	$(100,138)	$(241,702)	$(222,290)	$(447,510)
Net loss per share from continuing operations - basic and diluted	$(1.36)	$(2.31)	$(3.02)	$(4.13)
Net loss per share from discontinued operations - basic and diluted	$—	$(1.27)	$—	$(2.53)
Net loss per share - basic and diluted	$(1.36)	$(3.58)	$(3.02)	$(6.66)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	73,767	67,487	73,727	67,233
Other comprehensive (loss) income:
Other comprehensive (loss) income, net of tax benefit (expense) of $0.0 million for the three and six months ended June 30, 2022 and 2021	43	(328)	(1,505)	(272)
Total other comprehensive (loss) income	43	(328)	(1,505)	(272)
Comprehensive loss	$(100,095)	$(242,030)	$(223,795)	$(447,782)
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2021	71,115	$711	$4,096,402	$(2,911)	$(3,719,925)	$374,277
Vesting of restricted stock units	310	3	(3)	—	—	—
Exercise of stock options	1	—	1	—	—	1
Stock-based compensation	—	—	12,681	—	—	12,681
Issuance of unrestricted stock awards to settle accrued employee compensation	12	—	—	—	—	—
Other comprehensive income	—	—	—	(1,548)	—	(1,548)
Net loss	—	—	—	—	(122,152)	(122,152)
Balances at March 31, 2022	71,438	$714	$4,109,081	$(4,459)	$(3,842,077)	$263,259
Vesting of restricted stock units	60	$1	$(1)			$—
Exercise of stock options	1	$—	$1			$1
Issuance of common stock	2,052	$20	$8,023			$8,043
Stock-based compensation	—	$—	$8,908			$8,908
Other comprehensive income				$43		$43
Net loss					$(100,138)	$(100,138)
Balances at June 30, 2022	73,551	$735	$4,126,012	$(4,416)	$(3,942,215)	$180,116

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2020	66,432	$665	$4,260,443	$(5,505)	$(2,900,547)	$1,355,056
Vesting of restricted stock units	294	3	(3)	—	—	—
Exercise of stock options	207	2	1,217	—	—	1,219
Purchase of common stock under ESPP	67	1	1,706	—	—	1,707
Stock-based compensation	—	—	36,090	—	—	36,090
Issuance of unrestricted stock awards to settle accrued employee compensation	422	4	12,009	—	—	12,013
Other comprehensive income	—	—	—	56	—	56
Net loss	—	—	—	—	(205,808)	(205,808)
Balances at March 31, 2021	67,422	$675	$4,311,462	$(5,449)	$(3,106,355)	$1,200,333
Vesting of restricted stock units	127	$1	$(1)	$—	$—	$—
Exercise of stock options	2	$—	$36	$—	$—	$36
Stock-based compensation	—	$—	$26,222	$—	$—	$26,222
Other comprehensive loss	—	$—	$—	$(328)	$—	$(328)
Net loss	—	$—	$—	$—	$(241,702)	$(241,702)
Balances at June 30, 2021	67,551	$676	$4,337,719	$(5,777)	$(3,348,057)	$984,561

bluebird bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(222,290)	$(447,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	—	416
Depreciation and amortization	2,358	11,353
Stock-based compensation expense	21,298	73,687
Loss (gain) on equity securities	3,135	(28,286)
Excess inventory reserve	7,519	15,084
Other non-cash items	661	6,228
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(9,629)	(3,481)
Operating lease right-of-use assets	17,636	15,074
Accounts payable	(1,175)	7,475
Accrued expenses and other liabilities	(28,565)	17,453
Operating lease liabilities	(10,602)	(16,468)
Net cash used in operating activities	(219,654)	(348,975)
Cash flows from investing activities:
Purchase of property, plant and equipment	(6,836)	(9,204)
Purchases of marketable securities	—	(196,145)
Proceeds from maturities of marketable securities	108,225	557,751
Proceeds from sales of marketable securities	30,213	31,318
Purchase of intangible assets	—	(2,000)
Net cash provided by investing activities	131,602	381,720
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP contributions	—	4,192
Proceeds from the secondary public offering, net of issuance costs	$8,043	—
Net cash provided by financing activities	8,043	4,192
(Decrease) increase in cash, cash equivalents and restricted cash	(80,009)	36,937
Cash, cash equivalents and restricted cash at beginning of period	206,693	373,728
Cash, cash equivalents and restricted cash at end of period	$126,684	$410,665
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$81,499	$353,468
Restricted cash included in receivables and other current assets	$1,635	$2,687
Restricted cash included in restricted cash and other non-current assets	$43,550	$54,510
Total cash, cash equivalents and restricted cash	$126,684	$410,665
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$842	$1,508
Right-of-use assets obtained in exchange for operating lease liabilities	$218,836	$22,049
Issuance of unrestricted stock awards to settle accrued employee compensation	$—	$12,013
Purchases of intangible assets included in accounts payable and accrued expenses, net of reimbursement receivable from collaboration partner	$—	$6,500
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
The Company’s programs in severe genetic diseases include betibeglogene autotemcel ("beti-cel", formerly "LentiGlobin for β-thalassemia gene therapy") being developed as a treatment for β-thalassemia; lovotibeglogene autotemcel ("lovo-cel", formerly "LentiGlobin for SCD") being developed as a treatment for sickle cell disease ("SCD"); and elivaldogene autotemcel ("eli-cel", formerly "Lenti-D gene therapy") being developed as a treatment for cerebral adrenoleukodystrophy ("CALD").
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
In April 2022, the Board of Directors approved a comprehensive restructuring plan intended to reduce operating expenses and enhance the Company’s focus on achieving U.S. Food and Drug Administration ("FDA") approval for its programs in the U.S. The Company intends to maintain targeted research efforts focused on in-vivo lentiviral vector ("LVV") gene therapy and to deprioritize direct investments in reduced toxicity conditioning and cryopreserved apheresis. As part of the restructuring, bluebird plans to reduce its workforce by approximately 30% across the second and third quarters of 2022. Refer to Note 14, Reduction in workforce, for more information on this restructuring.
On June 22, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman”) to sell shares of the Company’s common stock up to $75.0 million, from time to time, through an “at the market” equity offering program under which Goldman will act as manager. The Equity Distribution Agreement also provides for the sale of shares to Goldman directly as principal, in which case the Company and Goldman will enter into a separate terms agreement. The Company will pay Goldman a commission equal to up to 3.0% of the gross proceeds of any Common Stock sold through Goldman under the Equity Distribution Agreement. In the three months ended June 30, 2022, the Company sold 2.1 million shares of common stock at-the-market under the Equity Distribution Agreement, resulting in gross proceeds of approximately $8.3 million ($8.0 million net of offering costs). Refer to Note 10, Equity, for more information.
As of June 30, 2022, the Company had cash, cash equivalents and marketable securities of approximately $173.2 million. The Company has incurred losses since inception and to date has financed its operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from charitable foundations. As of June 30, 2022, the Company had an accumulated deficit of $3.94 billion. During the six months ended June 30, 2022, the Company incurred a loss of $222.3 million and used $219.7 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of beti-cel, eli-cel, and lovo-cel, and the achievement of a level of revenues adequate to support its cost structure.

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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP as included in the ASC and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2022 and 2021.
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
Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation. The Company has presented its oncology business together with its manufacturing facility in Durham,

North Carolina as discontinued operations in its consolidated financial statements for the three and six months ended June 30, 2021 (see Note 3, Discontinued operations). The historical financial statements and footnotes have been recast accordingly.
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
Discontinued operations
The Company determined that the separation of its oncology business in November 2021 and the sale of its manufacturing facility in Durham, North Carolina in September 2021 represented multiple components of a single disposal plan that met the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations (“ASC 205-20”). Accordingly, the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2021 have been updated to present the results of all discontinued operations reported as a separate component of loss in the consolidated statements of operations and comprehensive loss (see Note 3, Discontinued operations).

Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s 2021 Annual Report on Form 10-K, except as noted in the "Recent accounting pronouncements - Not yet adopted" section below.
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

During the three and six months ended June 30, 2022, the Company incurred $2.5 million and $5.5 million, respectively of net expense for transactions with 2seventy bio within research and development and selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss, including $1.1 million and $2.3 million, respectively of net expense related to the 60 Binney Street Sublease. As of June 30, 2022, the Company had $0.4 million of accounts receivable due from and $2.9 million of accounts payable due to 2seventy bio. As of December 31, 2021, the Company had an immaterial amount of accounts receivable and accounts payable due from and due to 2seventy bio.

Discontinued operations

In connection with the Separation, the Company determined its oncology business, together with the bRT manufacturing facility, qualified for discontinued operations accounting treatment in accordance with ASC 205-20. The following table summarizes revenue and expenses of the discontinued operations for the three and six months ended June 30, 2021 (in thousands):

	Three months ended June 30, 2021	Six months ended June 30, 2021
Revenue:
Service revenue	$5,314	$11,232
Collaborative arrangement revenue	1,670	3,190
Royalty and other revenue	345	4,808
Total revenues	7,329	19,230
Operating expenses:
Research and development	59,670	131,305
Selling, general and administrative	23,592	46,898
Share of collaboration loss	10,071	10,071
Cost of royalty and other revenue	86	1,791
Change in fair value of contingent consideration	47	416
Total operating expenses	93,466	190,481
Loss from operations	(86,137)	(171,251)
Interest income, net	220	576
Other income, net	188	642
Loss before income taxes	(85,729)	(170,033)
Income tax benefit (expense)	—	—
Net loss	$(85,729)	$(170,033)

There were no revenue and expenses of the discontinued operations for the three and six months ended June 30, 2022, as all operations were transferred to 2seventy bio upon the Separation. There were no assets and liabilities related to discontinued operations as of June 30, 2022 or December 31, 2021, as all balances were transferred to 2seventy bio upon the Separation.

The following table summarizes the significant non-cash items and capital expenditures of the discontinued operations that are included in the condensed consolidated statements of cash flows for the six months ended June 30, 2021 (in thousands):

Six months ended June 30, 2021
Operating activities:
Change in fair value of contingent consideration	$416
Depreciation and amortization	8,300
Stock-based compensation expense	19,104
Loss on fixed asset disposal	254

Investing activities:
Purchase of property, plant and equipment	$(7,675)
Purchase of intangible assets	(2,000)

Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$1,345
Purchases of intangible assets included in accounts payable and accrued expenses, net of reimbursement receivable from collaboration partner	6,500

4. Marketable securities
The following table summarizes the marketable securities held at June 30, 2022 and December 31, 2021 (in thousands):

Description	Amortized cost / Cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2022
U.S. government agency securities and treasuries	$77,943	$—	$(1,980)	$75,963
Corporate bonds	13,294		(105)	13,189
Commercial paper	2,499	—	—	2,499
Equity securities	—	—	—	—
Total	$93,736	$—	$(2,085)	$91,651
December 31, 2021
U.S. government agency securities and treasuries	$128,902	$—	$(509)	$128,393
Corporate bonds	49,366	—	(59)	49,307
Commercial paper	54,065	—	—	54,065
Equity securities	4,305	—	(614)	3,691
Total	$236,638	$—	$(1,182)	$235,456
No available-for-sale debt securities held as of June 30, 2022 or December 31, 2021 had remaining maturities greater than five years.

5. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2022
Assets:
Cash and cash equivalents	$81,499	$81,499	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	75,963	—	75,963	—
Corporate bonds	13,189	—	13,189	—
Commercial paper	2,499	—	2,499	—
Equity securities	—	—	—	—
Total	$173,150	$81,499	$91,651	$—
December 31, 2021
Assets:
Cash and cash equivalents	$161,160	$161,146	$14	$—
Marketable securities:
U.S. government agency securities and treasuries	128,393	—	128,393	—
Corporate bonds	49,308	—	49,308	—
Commercial paper	54,065	—	54,065	—
Equity securities	3,691	3,691	—	—
Total	$396,617	$164,837	$231,780	$—
Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of June 30, 2022 and December 31, 2021, cash and cash equivalents comprise funds in cash and money market accounts.
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
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At June 30, 2022 and December 31, 2021, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the three and six months ended June 30, 2022 or 2021.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.1 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively. No accrued interest receivable was written off during the three and six months ended June 30, 2022 or 2021.

The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at June 30, 2022 and December 31, 2021 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2022
U.S. government agency securities and treasuries	$68,129	$(1,814)	$7,834	$(166)	$75,963	$(1,980)
Corporate bonds	6,672	(79)	6,517	(26)	13,189	(105)
Total	$74,801	$(1,893)	$14,351	$(192)	$89,152	$(2,085)
December 31, 2021
U.S. government agency securities and treasuries	$108,695	$(505)	$2,496	$(4)	$111,191	$(509)
Corporate bonds	45,042	(56)	3,896	(2)	48,938	(58)
Total	$153,737	$(561)	$6,392	$(6)	$160,129	$(567)
The Company determined that there was no material change in the credit risk of the above investments during the six months ended June 30, 2022. As such, an allowance for credit losses was not recognized. In April 2022, the Company sold securities with a carrying value of $29.7 million and realized net aggregate losses of $0.4 million. As of June 30, 2022, the Company does not intend to sell such securities before recovery of their amortized cost bases.
The Company held equity securities with an aggregate fair value of $0.0 million and $3.7 million as of June 30, 2022 and December 31, 2021, respectively, within current marketable securities on its condensed consolidated balance sheets. In January 2021, the Company sold a portion of its equity securities for proceeds of $31.3 million. In May 2022, the Company sold the remainder of the equity securities for proceeds of $0.6 million. During the three months ended June 30, 2022 and 2021, the Company recorded a loss of $0.6 million and $0.1 million, respectively, related to its equity securities. During the six months ended June 30, 2022 and 2021, the Company recorded a loss of $3.1 million and a gain of $28.3 million, respectively. Gains and losses related to equity securities are included in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss.
6. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Laboratory equipment	$28,838	$29,061
Computer equipment and software	1,733	421
Office equipment	5,679	117
Leasehold improvements	—	12
Construction-in-progress	817	501
Total property, plant and equipment	37,067	30,112
Less accumulated depreciation and amortization	(22,501)	(20,406)
Property, plant and equipment, net	$14,566	$9,706

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30, 2022	As of December 31, 2021
Accrued manufacturing costs	$18,530	$15,722
Accrued goods and services	14,567	24,273
Accrued clinical and contract research organization costs	18,069	17,769
Accrued employee compensation	19,853	41,095
Accrued professional fees	1,226	1,665
Deferred revenue, current portion	1,635	2,282
Other	1,670	1,152
Total accrued expenses and other current liabilities	$75,550	$103,958

Accrued employee compensation as of December 31, 2021 includes severance costs associated with the Company's orderly wind down of its European operations. In April 2022, the Company announced a restructuring which included a reduction in force. As of June 30, 2022, the Company had $2.7 million of accrued employee compensation related to the April 2022 restructuring. Please refer to Note 14, Reduction in workforce, for further information.
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
50 Binney Street lease & sublease
In April 2019, the Company entered into an agreement to lease office space located at 50 Binney Street in Cambridge, Massachusetts (the “50 Binney Street Lease”). In December 2021, the Company entered into an agreement to sublease the entire office space to Meta Platforms, Inc. (“Meta”) (the "Sublease"). In April 2022, both the 50 Binney Street Lease and the Sublease commenced upon the landlord granting access to the leased premises. In connection with the execution of the 50 Binney Street Lease, the Company also entered into a purchase agreement with the landlord for furniture and equipment (the “Furniture Purchase Agreement”) located on the premises upon lease commencement. Upon execution of the Furniture Purchase Agreement, the Company made an upfront payment of $7.5 million. Upon lease commencement, the Company paid the remaining $7.25 million due under the Furniture Purchase Agreement. The fair value of the furniture is $2.4 million, and the remaining excess of the $7.25 million payment over fair value will be recognized as expense over the life of the lease. The Company classified the 50 Binney Street Lease as an operating lease and recognized the right-of-use asset and lease liability upon lease commencement. The Company will recognize rent expense on a straight-line basis throughout the remaining term of the 50 Binney Street Lease.
The Sublease will continue until December 31, 2030. The Company classified the 50 Binney Street Sub-lease as an operating lease. The Company will earn rental income through its role as a lessor throughout the term of the Sublease. The amount of sublease income recognized through June 30, 2022 for the 50 Binney sublease is $7.5 million included as other income on the statement of operations.
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
Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. As compared to the contractual obligations and commitments as disclosed in the Company's 2021 Annual Report on Form 10-K, the Company's future minimum purchase commitments as of the six months ended June 30, 2022 decreased by $23.0 million.
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

10. Equity
On June 22, 2022, the Company entered into the Equity Distribution Agreement with Goldman to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program under which Goldman will act as manager. The Equity Distribution Agreement also provides for the sale of shares to Goldman directly as principal, in which case the Company and Goldman will enter into a separate term agreement.
Under the Equity Distribution Agreement, the Company will set the parameters for the sale of shares, including any price, time or size limits or other customary parameters or conditions. The Company intends to sell shares pursuant to the Equity Distribution Agreement from time to time in varying amounts, which may be limited, based upon factors including (among others) market conditions, trading liquidity, the trading price of the Company’s common stock, and determinations by the Company of its need for, and appropriate sources of, additional capital. Subject to the terms and conditions of the Equity Distribution Agreement, Goldman may sell the shares by any method permitted by law, including without limitation (i) by means of ordinary brokers’ transactions (whether or not solicited), (ii) to or through a market maker, (iii) directly on or through any national securities exchange or facility thereof, a trading facility of a national securities association, an alternative trading system, or any other market venue, (iv) in the over-the-counter market, (v) in privately negotiated transactions, or (vi) through a combination of any such methods. The Company will pay Goldman a commission equal to up to 3.0% of the gross proceeds of any common stock sold through Goldman under the Equity Distribution Agreement, and also has provided Goldman with customary representations, warranties, covenants and indemnification rights. The Equity Distribution Agreement may be terminated by the Company upon written notice to Goldman or by Goldman upon written notice to the Company. In the case of any purchase of shares by Goldman directly as principal pursuant to a Terms Agreement, such Terms Agreement may be terminated by Goldman upon notice to the Company under certain circumstances, including but not limited to the occurrence of a material adverse effect in the Company.
In the three months ended June 30, 2022, the Company has sold 2.1 million shares of common stock for gross proceeds of $8.3 million ($8.0 million net of offering costs).
11. Stock-based compensation
In January 2022 and 2021, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 2.8 million and 2.7 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. As of June 30, 2022, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 4.7 million.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $8.9 million and $23.1 million during the three months ended June 30, 2022 and 2021, respectively. The Company recognized stock based compensation expense totaling $21.3 million and $54.4 million on for the six months ended June 30, 2022 and 2021, respectively. Stock-based compensation expense recognized by award type is included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended June 30,		For six months ended June 30,
	2022	2021(1)	2022	2021(1)
Stock options	$3,685	$13,863	$8,945	$30,289
Restricted stock units	4,850	5,956	11,884	16,173
Employee stock purchase plan and other	372	3,307	469	7,958
	$8,907	$23,126	$21,298	$54,420
(1) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended June 30,		For six months ended June 30,
	2022	2021(1)	2022	2021(1)
Research and development	$5,255	$10,336	$11,810	$22,726
Selling, general and administrative	3,652	12,790	9,488	31,694
	$8,907	$23,126	$21,298	$54,420
(1) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

Stock options
The following table summarizes the stock option activity under the Company’s equity award plans and have been adjusted to reflect the effects of the Separation:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2021	3,586	$39.23
Granted	967	$7.48
Exercised	(2)	$1.04
Canceled or forfeited	(1,482)	$41.11
Outstanding at June 30, 2022	3,069	$29.48
Exercisable at June 30, 2022	1,296	$51.24
Vested and expected to vest at June 30, 2022	3,069	$29.48
During the six months ended June 30, 2022, less than 0.1 million stock options were exercised, resulting in total proceeds to the Company of less than $0.1 million.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans and have been adjusted to reflect the effects of the Separation:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested at December 31, 2021	3,193	$16.21
Granted	1,451	$7.51
Vested	(293)	$25.65
Forfeited	(1,076)	$12.67
Unvested at June 30, 2022	3,275	$12.70
Employee stock purchase plan
In June 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. In June 2021, the Company amended the 2013 ESPP to authorize an additional 1.4 million shares of the Company’s common stock available to participating employees. During each of the six months ended June 30, 2022 and 2021, no shares and less than 0.1 million shares, respectively, of common stock were issued under the 2013 ESPP.
12. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax expense recognized during the three and six months ended June 30, 2022 is immaterial due to the wind down of our operations in Europe.
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

13. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three and six months ended June 30,
	2022	2021
Outstanding stock options (1)	4,958	6,099
Restricted stock units (1)	3,408	1,865
ESPP shares and other	264	746
	8,630	8,710
(1) Outstanding stock options and restricted stock units include awards outstanding to employees of 2seventy bio for shares of the Company's common stock.

14. Restructuring

In April 2022, the Board of Directors of the Company approved a comprehensive restructuring plan intended to reduce operating expenses. The Company intends to maintain targeted research efforts focused on in-vivo LVV gene therapy and to deprioritize direct investments in reduced toxicity conditioning and cryopreserved apheresis.
As part of the restructuring, the Company plans to reduce its workforce by 30% across the second and third quarters of 2022. The Company estimates that it will incur approximately $6.6 million in costs to implement the restructuring, comprised primarily of severance payments and continuing health care coverage over the severance period. The restructuring actions associated with these charges commenced in April 2022, and are expected to be substantially completed by the end of 2022.
The following table summarizes the accrued liabilities activity recorded in connection with the restructuring for the three and six months ended June 30, 2022:

As of June 30, 2022
Beginning balance	$—
Total expense	$6,639
Payments made from inception through June 30, 2022	$3,989
Remaining accrual at June 30, 2022	$2,650

15. Subsequent events
The Company has raised approximately additional gross proceeds of $24.7 million and issued 5.5 million shares of common stock under the Equity Distribution Agreement through the date of this report. Of this $24.7 million, $8.0 million in net proceeds were realized in the second quarter of 2022 and are reflected in the restricted cash, cash and cash equivalents and marketable securities balances as of June 30, 2022. Please refer to Note 10, Equity, for further information.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of June 30, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities of $173.2 million and $396.6 million, respectively, primarily invested in U.S. government agency securities and treasuries, corporate bonds, commercial paper, equity securities, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at June 30, 2022, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $0.8 million.

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
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2022, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
On February 12, 2021, a class action complaint was filed in the United States District Court for the Eastern District of New York, Leung v. bluebird bio, Inc., et. al., Case No. 1:21-cv-00777, by a purported stockholder against us and certain of our officers. The complaint alleges violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder against all defendants and violations of Section 20(a) of the Exchange Act against the officers and seeks unspecified damages. The allegations relate to our disclosure on November 4, 2020 that we were adjusting the expected timing of submission of a BLA to the FDA for LentiGlobin for sickle cell disease to late 2022. This case was subsequently transferred to the United States District Court of Massachusetts on February 26, 2021. Our Motion to Dismiss the complaint in its entirety was granted by the Court on April 21, 2022, and no appeal has been filed with the Court.
On October 21, 2021, Errant Gene Therapeutics, LLC filed a complaint against us in the United States District Court for the District of Delaware for alleged infringement of U.S. Patents 7,541,179 and 8,058,061. The allegations relate to our use of the BB305 lentiviral vector in the beti-cel program and seeks injunctive relief and money damages. On February 21, 2022, the parties stipulated to amend the case caption, in light of the plaintiff’s name change, from Errant Gene Therapeutics, LLC to San Rocco Therapeutics, LLC. The Court granted this stipulation and, accordingly, the case is now captioned, San Rocco Therapeutics, LLC v. bluebird bio, Inc. and Third Rock Ventures, LLC, C.A. No. 21-1478-RGA. On April 6, 2022, we—along with Third Rock Ventures, LLC—filed a motion seeking various relief including to stay the proceedings and compel arbitration on two threshold issues, which we believe preclude the plaintiff’s claims. The plaintiff opposed this motion and the parties fully briefed the issues. On July 26, 2022, the Court granted our request to stay the proceedings and issued an Order compelling the parties to arbitrate the threshold issues we raised. On July 28, 2022, the Court administratively closed the case.
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
We have incurred net losses in each year since our inception in 1992, including net losses from continuing operations of $100.1 million and $222.3 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had an accumulated deficit of $3.94 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We have not generated material revenues from the sale of beti-cel in the European Union, and we do not expect to generate meaningful product revenues in the foreseeable future until we obtain marketing approval for products in the United States and following any potential commercial launch. Following marketing approval, our future revenues will depend upon the size of any markets in which our potential products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our potential products in those markets.
We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:
•continue our research and clinical development of our product candidates;

•maintain and utilize manufacturing capacity at third-party manufacturers;
•establish capabilities to support our commercialization efforts, including establishing a sales, marketing and distribution infrastructure in the United States, and to commercialize products for which we may obtain marketing approval;
•maintain, protect and potentially expand our intellectual property portfolio;
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
As of June 30, 2022, we had cash and cash equivalents, and marketable securities of approximately $173.2 million. As of December 31, 2021, our cash, cash equivalents and marketable securities were $396.6 million. Based on our current business plan as of the date of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after such date.
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
A potentially significant risk in any gene therapy product using viral vectors that can integrate into the genome is that the vector will insert in or near cancer-causing genes, leading to the proliferation of certain cellular clones that can cause cancer in the patient, known as insertional oncogenesis. Several patients with CALD treated with eli-cel in our clinical studies have been diagnosed with MDS likely mediated by Lenti-D LVV insertion, and as a result, the FDA placed our clinical studies of eli-cel on clinical hold. In light of the FDA's requests for additional information about safety events and monitoring in the eli-cel clinical program, we have no assurances as to whether we will successfully resolve the clinical hold. In addition, we cannot make assurances that additional patients treated with eli-cel, beti-cel or lovo-cel in the clinical or commercial setting will not be diagnosed with MDS, leukemia or lymphoma. Patients treated with our therapies, including lovo-cel, have exhibited persistent oligoclonality, in which a portion of their hematopoietic system is comprised of cells containing at least one insertion site, as measured by integration site analysis. Based on our pharmacovigilance protocols, we increase our monitoring of patients who exhibit persistent oligoclonality. It is not clear at this time whether persistent oligoclonality represents an increased risk of developing MDS, leukemia, or lymphoma in the future, but it is a criteria used by the FDA to evaluate the safety of gene therapies over time. There is also the potential risk of other delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. The FDA has stated that LVV possess characteristics that may pose high risks of delayed adverse events. If any such adverse events occur, further advancement of our clinical studies could be halted or delayed, we may not receive marketing approval for our product candidates, and we may be unable to commercialize any approved product. It is possible that upon occurrence or recurrence of any of these events, the FDA may place one or more of our programs on hold, impose requirements that result in delays for regulatory approval for one or more of our programs, require risk evaluation or mitigation strategies as a condition for regulatory approval, or may cause us to cease commercialization following the receipt of any marketing approval. If any of these were to occur, the commercial potential of our programs may be materially and negatively impacted.
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
Even if a potential product displays a favorable efficacy and safety profile in clinical studies, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and payers on the benefits of our potential products may require significant resources and may never be successful. For instance, following marketing approval of beti-cel in the European Union, we did not reach agreement with payers on an acceptable price for reimbursement in our priority markets in Europe, and we are no longer seeking to commercialize our product candidates in Europe for the foreseeable future. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors. Any of these factors may cause beti-cel, eli-cel, or lovo-cel, to be unsuccessful or less successful than anticipated.
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
*We rely on a complex supply chain for beti-cel, eli-cel, and lovo-cel. The manufacture and delivery of LVV and drug products present significant challenges for us, and we may not be able to produce our vector and drug products at the quality, quantities, locations or timing needed to support our clinical programs and commercialization following marketing approval if and when obtained. In addition, we may encounter challenges with engaging or coordinating with qualified treatment centers needed to support commercialization following marketing approval if and when obtained.
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
The manufacture of LVV and drug products is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, managing the transition from clinical manufacturing to manufacturing in the commercial setting, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot make any assurances that these problems will not occur in the future, or that we will be able to resolve or address in a timely manner or with available funds problems that occur. Because of this complexity, transitioning production of either LVV or drug products to backup or second source manufacturing, or to internal manufacturing capacity, requires a lengthy technology transfer process and may require additional significant financial expenditures. Furthermore, our cost of goods development is at an early stage. The actual cost to manufacture our LVV and drug products could be greater than we expect and could materially and adversely affect the commercial viability of beti-cel, eli-cel, or lovo-cel. If we or such third-party manufacturers are unable to produce the necessary quantities of LVV and our drug products, or in compliance with GMP or other pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and commercialization of our potential products may be materially harmed, result in delays in our plans or increased capital expenditures. Additionally, since the HSCs used as starting material for drug products have a limited window of stability following procurement from a patient, we must establish drug product manufacturing facilities in the regions where we wish to commercialize beti-cel, eli-cel, and lovo-cel following marketing approval, if and when obtained. We have no assurance as to when drug product manufacturing using cryopreserved apheresis starting material will be available, if ever.
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
Our commercial strategy is to engage apheresis and transplant centers as qualified treatment centers for the collection of patient HSCs and infusion of the drug product once manufactured. To ensure that the qualified treatment centers are prepared to collect patient HSCs and to ship them to drug product manufacturing facilities in accordance with our specifications and regulatory requirements, we train and conduct quality assessments of each center as part of engagement. These qualified treatment centers are the first and last points on our complex supply chain to reach patients in the commercial setting. We may not be able to engage qualified treatment centers in all of the regions in our commercial launch strategy, or we may encounter other challenges or delays in engaging qualified treatment centers. We may fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the drug product back to the patient. Logistical and shipment delays and problems caused by us, our third-party vendors, and other factors not in our control, such as weather, could prevent or delay the manufacture of or delivery of drug product to patients. If our qualified treatment centers fail to perform satisfactorily, we may suffer reputational, operational, and business harm. We are required to maintain a complex chain of identity and chain of custody with respect to patient material as it moves through the manufacturing process, from the qualified treatment center to the drug product manufacturing facility, and back to the patient. Failure to maintain chain of identity and chain of custody could result in adverse patient outcomes, loss of product or regulatory action. Following regulatory approval of any product, it will take a period of time to prepare our commercial drug product manufacturers for operational readiness in the commercial context, and we may encounter delays in that effort. Any delay in ours or our drug product manufacturers' ability in preparing for commercial launch will negatively impact our ability to generate revenue from product sales following regulatory approval.
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
We have limited prior sales or distribution experience and limited capabilities for marketing and market access, and we did not generate meaningful product sales following the commercial launch of beti-cel following marketing approval in Europe. To successfully commercialize beti-cel, eli-cel, and lovo-cel following marketing approval in the United States, if and when obtained, we will need to further develop these capabilities. We may need to expand our infrastructure to support commercial operations in the United States, either on our own or with others. Commercializing an autologous gene therapy is resource-intensive and has required, and will continue to require, substantial investment in commercial capabilities. We are competing with companies that currently have extensive and well-funded marketing and sales operations. Without significant commercial experience as a company or the support of a third-party to perform these functions, including marketing and sales functions, we may be unable to compete successfully against these more established companies. Furthermore, a significant proportion of the patient populations for beti-cel, eli-cel, and lovo-cel lies outside of the United States. We currently expect to focus our operations and efforts on markets in the United States and will need to rely heavily on third parties for commercializing any products in geographies outside of the United States. We may enter into collaborations with third parties to utilize their mature marketing and distribution capabilities, but we may be unable to enter into agreements on favorable terms, if at all. If we do not enter into collaboration arrangements with third parties to pursue regulatory authorization or commercialization of our programs for markets outside of the United States, or if our future collaborative partners do not commit sufficient resources to such efforts, we may be unable to generate sufficient revenue to sustain our business.
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
The manufacturing processes for our LVV and our drug products are complex. We explore improvements to our manufacturing processes on a continual basis, as we evaluate clinical and manufacturing data and based on discussions with regulatory authorities. In some circumstances, changes in the manufacturing process may require us to perform additional comparability studies, collect additional data from patients, submit additional regulatory filings, or comply with additional requirements, which may lead to delays in our clinical development and commercialization plans. For instance, following the conditional approval of beti-cel by the European Commission, we continued to refine our commercial drug product manufacturing process to narrow some of the manufacturing process parameters and to tighten the range of commercial drug product release specifications, based on discussions with the European Medicines Agency and evolving clinical data. Implementing these changes to the beti-cel commercial manufacturing process had the effect of delaying our ability to treat the first patient in the commercial context in Europe. In lovo-cel, we plan to seek regulatory approval for drug product utilizing LVV manufactured using a scalable suspension manufacturing process using bioreactors, rather than an adherent cell tray manufacturing process, and we will need to generate analytical comparability and validation data that is acceptable to the FDA in support of such process change. Over time, we may transition the LVV manufacturing process for beti-cel in the United States to the suspension manufacturing process, and the timing in which we are able to make the transition will be dependent upon reaching agreement with the FDA, which we expect will require us to conduct additional studies, collect additional data, develop additional assays, or modify release specifications.
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
The success of our business depends primarily upon our ability to identify, develop and commercialize products based on our platform technologies, such as in vivo product candidates. Our growth strategy also depends upon our ability to leverage advancements in complementary technologies such as in reduced toxicity conditioning or in stem cell mobilization discovered or developed by third parties. With our corporate restructuring announced in April 2022, we are making targeted investments in new technologies, and to execute on our strategies for growth, we will need to increase our investments in new programs and technologies. Our research programs may fail to identify other potential product candidates for clinical development or we may be unable to utilize such complementary technologies for a number of reasons. We may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. Research programs to identify new product candidates and new technologies require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If any of these events occur, we may be forced to abandon our research, development or commercialization efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.
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
Additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, including under our Equity Distribution Agreement with Goldman Sachs & Co. LLC, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.
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
We may be subject to securities class action litigation, which may result in substantial costs and a diversion of management's attention and resources, which could harm our business.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities, and we have in the past litigated class action complaints in the United States District Court for the District of Massachusetts and for the District of Delaware, filed by purported stockholders against us and certain of our directors and officers. We may face additional securities class action litigation in the future. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years, and we expect to experience continued stock price volatility. Defending against any future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
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
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.
The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CMOs, suppliers or other third-party providers may not survive an economic downturn or recession. As a result, our business, results of operations and price of our common stock may be adversely affected.
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
Overview

We are a biotechnology company committed to researching, developing, and commercializing potentially transformative gene therapies for severe genetic diseases. We have built an integrated product platform with broad therapeutic potential in a variety of indications based on our lentiviral gene addition platform. Our gene therapy programs in severe genetic diseases include programs for β-thalassemia, SCD, and CALD. The BLA for beti-cel as a treatment for patients with β-thalassemia who receive regular RBC transfusions was accepted for priority review by the FDA, and the Prescription Drug User Fee Act ("PDUFA") goal date is August 19, 2022. The BLA for eli-cel as a treatment for patients less than 18 years of age with early CALD was accepted for priority review by the FDA, and the PDUFA goal date is September 16, 2022. We remain in active communication with the FDA to resolve the clinical hold of eli-cel, and we anticipate resolving the FDA's questions concurrently with the agency's ongoing review of our BLA. We are developing lovo-cel as a treatment for patients with SCD.

Based on our discussions with the FDA, we believe that we may be able to seek approval for lovo-cel in the United States on the basis of clinical data from HGB-206 Group C, with supporting data from HGB-210. We have treated all of the patients who will form the primary basis of efficacy for approval and completed manufacturing of commercial drug product validation lots, with the demonstration of analytical comparability as the key remaining actions prior to submission of our planned BLA for lovo-cel. In December 2021, the FDA placed a partial clinical hold on our clinical program for lovo-cel for enrolling patients under the age of 18. During the partial clinical hold, we are continuing our clinical study activities as planned for patients 18 and older in HGB-210, as well as follow-up activities for treated patients of all ages in all studies.

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
On June 22, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman”) to sell shares of our common stock up to $75.0 million, from time to time, through an “at the market” equity offering program under which Goldman will act as manager. In the three months ended June 30, 2022, we sold 2.1 million shares of common stock at-the-market under the Equity Distribution Agreement, resulting in gross proceeds to us of approximately $8.3 million ($8.0 million net of offering costs).
As of June 30, 2022, we had cash, cash equivalents and marketable securities of approximately $173.2 million. We have never been profitable and have incurred net losses in each year since inception. Our net loss was $100.1 million and $222.3 million for the three and six months ended June 30, 2022, respectively, and our accumulated deficit was $3.94 billion as of June 30, 2022. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years, as we:
•fund activities related to the potential commercial launches of our late-stage product candidates in the United States;
•seek regulatory approval for our product candidates;
•scale our manufacturing capabilities in support of potential commercialization following any regulatory approvals;
•conduct clinical studies for our clinical program in SCD; and
•potentially initiate research and development-related activities for the discovery and development of new product candidates and technologies in severe genetic diseases.
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
Business update
In April 2022, we announced that we were initiating a comprehensive restructuring plan to deliver cost savings over the next two years. The restructuring is anticipated to produce up to $160 million in cost savings over the next two years. As part of the restructuring, we plan to reduce our workforce by approximately 30% in 2022. See Note 14, Reduction in Workforce, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information on this restructuring plan.

We had cash, cash equivalents and marketable securities of approximately $173.2 million as of June 30, 2022. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances, the release of restricted cash related to the Company’s 50 Binney Street lease, and the potential sale of priority review vouchers, if received, cannot be considered probable at this time because none of the plans are entirely within the Company’s control or have been approved by the Board of Directors as of the date of the financial statements. The restructuring plan described above was approved by the Board of Directors in April 2022 and therefore was incorporated into our assessment of our ability to continue as a going concern within one year after the date of these condensed consolidated financial statements are issued.

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

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021(1)	2022	2021(1)
	(in thousands)		(in thousands)
beti-cel	$15,588	$14,654	$27,058	$28,360
lovo-cel (formerly LentiGlobin for SCD)	16,878	16,030	42,554	29,192
eli-cel	9,046	16,792	19,963	30,103
Preclinical programs	1,054	1,412	5,956	2,942
Total direct research and development expense	42,566	48,888	95,531	90,597
Employee-and contractor-related expenses	7,179	13,152	17,108	26,910
Stock-based compensation expense	5,255	10,336	11,810	22,726
Laboratory and related expenses	107	1,257	1,048	4,102
Facility expenses	8,734	11,012	16,219	23,153
Total other research and development expenses	21,275	35,757	46,185	76,891
Total research and development expense	$63,841	$84,645	$141,716	$167,488

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
Restructuring expenses
We record costs and liabilities associated with postemployment nonretirement benefits in accordance with ASC 712, Postemployment Nonretirement Benefits. Such costs are based on the estimate of fair value in the period the liabilities are incurred. We evaluate and adjust costs as appropriate for changes in circumstances as additional information becomes available.
Interest income, net
Interest income, net consists primarily of interest income earned on investments.
Other (expense) income, net
Other (expense) income, net consists primarily of gains and losses on equity securities held by us, rental income on sublease, gains and losses on disposal of fixed assets, and gains and losses on foreign currency transactions.
Discontinued operations
Net loss from discontinued operations consists of the results of our oncology business and our manufacturing facility in Durham, North Carolina and is reported as a separate component of income.
Critical accounting policies and estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies as reported in our 2021 Annual Report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of the three months ended June 30, 2022 and 2021:

	For the three months ended June 30,
	2022	2021	Change
	(in thousands)
Revenue:
Product revenue	$1,331	$—	$1,331
Other revenue	188	143	45
Total revenues	1,519	143	1,376
Operating expenses:
Research and development	63,841	84,645	(20,804)
Selling, general and administrative	36,694	54,984	(18,290)
Cost of product revenue	1,745	15,215	(13,470)
Restructuring expense	6,639	—	6,639
Total operating expenses	108,919	154,844	(45,925)
Loss from operations	(107,400)	(154,701)	47,301
Interest income, net	174	218	(44)
Other (expense) income, net	7,088	(1,274)	8,362
Loss before income taxes	(100,138)	(155,757)	55,619
Income tax (expense) benefit	—	(216)	216
Net loss from continuing operations	(100,138)	(155,973)	55,835
Net loss from discontinued operations	—	(85,729)	85,729
Net loss	$(100,138)	$(241,702)	$141,564

Revenues. Total revenue was $1.5 million for the three months ended June 30, 2022, compared to $0.1 million for the three months ended June 30, 2021. The increase of $1.4 million was primarily attributable to sales of ZYNTEGLO in Germany.
Research and development expenses. Research and development expenses were $63.8 million for the three months ended June 30, 2022, compared to $84.6 million for the three months ended June 30, 2021. The net decrease of $20.8 million was primarily attributable to the following:
•$15.6 million of decreased net employee compensation, benefit, and other headcount-related expenses, which is primarily driven by a decrease of $5.1 million in stock-based compensation expense due to an overall decrease in the value of awards and by stock-based compensation expense incurred related to our employee retention program in 2021;
•$2.0 million of decreased information technology and facility-related costs;
•$2.0 million of decreased lab expenses and platform costs; and
•$1.4 million of decreased clinical trial costs primarily driven by the completion of clinical trials in late 2021;

These decreased costs were partially offset by $1.3 million of increased material production fees.
Selling, general and administrative expenses. Selling, general and administrative expenses were $36.7 million for the three months ended June 30, 2022, compared to $55.0 million for the three months ended June 30, 2021. The decrease of $18.3 million was primarily due to the following:
•$25.3 million of decreased employee compensation, benefit, and other headcount-related expenses, which is primarily driven by a decrease of $9.1 million in stock-based compensation expense due to an overall decrease in the value of awards and by stock-based compensation expense incurred related to our employee retention program in 2021; and
•$1.3 million of decreased costs related to commercial readiness activities due to our decision to focus our efforts on the U.S. market for beti-cel, eli-cel, and lovo-cel.
These decreased costs were partially offset by $8.6 million of increased information technology and facility-related costs due to addition of commencement of the 50 Binney Street sublease and the commencement of the Assembly Row Lease.
Cost of product revenue. Cost of product revenue was $1.7 million for the three months ended June 30, 2022, compared to $15.2 million for the three months ended June 30, 2021. The decrease is primarily attributable to reserves for excess inventory recognized during the second quarter of 2021 as a result of the exit from the European market.
Restructuring expenses. The increase in restructuring expenses is primarily related to the costs associated with the reduction in workforce as a result of our decision to reduce our workforce by 30% across the second and third quarters of 2022.
Interest income, net. The decrease in interest income, net was primarily related to lower interest income earned on investments due to an overall decrease in investments.
Other (expense) income, net. The increase in other (expense) income, net is primarily related the rental income from the 50 Binney Street sublease of $7.5 million for the three months ended June 30, 2022.
Comparison of the six months ended June 30, 2022 and 2021:

	For the six months ended June 30,
	2022	2021	Change
	(in thousands)
Revenue:
Product revenue	$2,739	$724	2,015
Other revenue	725	313	412
Total revenues	3,464	1,037	2,427
Operating expenses:
Research and development	141,716	167,488	(25,772)
Selling, general and administrative	72,800	118,553	(45,753)
Cost of product revenue	10,055	15,791	(5,736)
Restructuring expense	6,639	—	6,639
Total operating expenses	231,210	301,832	(70,622)
Loss from operations	(227,746)	(300,795)	73,049
Interest income, net	280	573	(293)
Other (expense) income, net	5,176	23,027	(17,851)
Loss before income taxes	(222,290)	(277,195)	54,905
Income tax (expense) benefit	—	(282)	282
Net loss from continuing operations	$(222,290)	$(277,477)	$55,187
Net loss from discontinued operations	$—	$(170,033)	$170,033
Net loss	$(222,290)	$(447,510)	$225,220

Revenues. Total revenue was $3.5 million for the six months ended June 30, 2022, compared to $1.0 million for the six months ended June 30, 2021. The increase of $2.4 million was primarily attributable to sales of ZYNTEGLO in Germany.

Research and development expenses. Research and development expenses were $141.7 million for the six months ended June 30, 2022, compared to $167.5 million for the six months ended June 30, 2021. The net decrease of $25.8 million was primarily attributable to the following:
•$28.0 million of decreased net employee compensation, benefit, and other headcount-related expenses, which is primarily driven by a decrease of $10.9 million in stock-based compensation expense due to an overall decrease in the value of awards and by stock-based compensation expense incurred related to our employee retention program in 2021;
•$5.1 million of decreased clinical trial costs primarily driven by the completion of clinical trials in late 2021;
•$5.0 million of decreased information technology and facility-related costs; and
•$4.5 million of decreased lab expenses and platform costs.
These decreased costs were partially offset by $16.9 million of increased material production fees.
Selling, general and administrative expenses. Selling, general and administrative expenses were $72.8 million for the six months ended June 30, 2022, compared to $118.6 million for the six months ended June 30, 2021. The decrease of $45.8 million was primarily due to the following:
•$51.1 million of decreased employee compensation, benefit, and other headcount-related expenses, which is primarily driven by a decrease of $22.2 million in stock-based compensation expense due to an overall decrease in the value of awards and by stock-based compensation expense incurred related to our employee retention program in 2021; and
•$3.0 million of decreased costs related to commercial readiness activities due to our decision to focus our efforts on the U.S. market for beti-cel, eli-cel, and lovo-cel.
These decreased costs were partially offset by the following:
•$8.0 million of increased information technology and facility-related costs due to addition of commencement of the 50 Binney Street sublease and the commencement of the Assembly Row Lease; and
•$1.3 million of increased consultant and professional service fees.
Cost of product revenue. Cost of product revenue was $10.1 million for the six months ended June 30, 2022, compared to $15.8 million for the six months ended June 30, 2021. The decrease is primarily attributable to reserves for excess inventory being recorded to research and development expenses during the second quarter of 2022.
Restructuring expense. The increase in restructuring expenses is primarily related to the costs associated with the reduction in workforce as a result of our decision to reduce our workforce3 by 30% across the second and third quarters of 2022.
Interest income, net. The decrease in interest income, net was primarily related to lower interest income earned on investments due to an overall decrease in investments.
Other (expense) income, net. The decrease in other (expense) income, net was primarily related to changes in fair value of equity securities offset by rental income of $7.5 million generated by the 50 Binney Street sublease. During the six months ended June 30, 2021, we recognized a gain on the sale of equity securities.
Liquidity and Capital Resources
As of June 30, 2022, we had cash, cash equivalents and marketable securities of approximately $173.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2022, our funds are primarily held in U.S. government agency securities and treasuries, corporate bonds, commercial paper, equity securities, and money market accounts.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of June 30, 2022 we had an accumulated deficit of $3.94 billion. We expect that we will continue to incur significant research and development and selling, general and administrative expenses and, as a result, we will need additional capital to fund our operations within the next twelve months, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources which are not entirely within our control nor have been approved by our Board of Directors as of the date of this filing. Potential additional funding from other sources includes the sale of priority review vouchers, if received.

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

On June 22, 2022, we entered into the Equity Distribution Agreement with Goldman to sell shares of our common stock up to $75.0 million, from time to time, through an “at the market” equity offering program under which Goldman will act as manager. In the three months ended June 30, 2022, we sold 2.1 million shares of common stock at-the-market under the Equity Distribution Agreement, resulting in gross proceeds to us of approximately $8.3 million ($8.0 million net of offering costs). Refer to Note 10, Equity, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information.
Sources of Liquidity

The discussion of our cash flows that follows does not include the impact of any adjustments to remove discontinued operations, unless otherwise noted, and is stated on a total company consolidated basis. The separation of our oncology business may have a negative impact on our cash flows in future periods.
Cash Flows
The following table summarizes our cash flow activity:

	For six months ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(219,654)	$(348,975)
Net cash provided by investing activities	131,602	381,720
Net cash provided by financing activities	8,043	4,192
Net (decrease) increase in cash, cash equivalents and restricted cash	$(80,009)	$36,937

Operating Activities. The $129.3 million decrease in cash used in operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to the decrease in net loss during this period of $225.2 million, which was driven primarily by the separation of our oncology business in November 2021 and the sale of our manufacturing facility in Durham, North Carolina in September 2021. Cash used in operating activities was also driven by changes in operating assets and liabilities and adjustments for non-cash items.

Discontinued operations inclusive of noncash expenses disclosed in Note 3, Discontinued operations, in the Notes to the Condensed Consolidated Financial Statements, contributed a net loss of $170.0 million for the six months ended June 30, 2021.
Investing Activities. The $250.1 million decrease in cash provided by investing activities for the six months ended June 30, 2022 was primarily due to a decrease in proceeds from maturities of marketable securities of $449.5 million and a decrease in proceeds from sales of marketable securities of $1.1 million, partially offset by a decrease in cash used to purchase marketable securities of $196.1 million compared to the six months ended June 30, 2021.
Financing Activities. The $3.9 million increase in cash provided by financing activities was primarily due to the proceeds from the sale of the Company's common stock, partially offset by a decrease in proceeds from exercise of stock options of $4.2 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
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
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1*	Separation Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	2.1	November 4, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Amended and Restated By-laws of the Registrant	10-K	001-35966	3.2	February 23, 2021
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
4.2	Form of Pre-Funded Warrant	8-K	001-35966	4.1	September 8, 2021
10.1*	Amendment No. 4 to Clinical and Commercial Supply Agreement Viral Vector Product by and between bluebird bio (Switzerland) GmbH and SAFC Carlsbad, Inc.	—	—	—	Filed herewith
10.2*	Amendment to the Transition Services Agreement, by and between 2seventy bio, Inc. and the Registrant	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

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

bluebird bio, Inc.
Date: August 4, 2022	By:	/s/ Andrew Obenshain
Andrew Obenshain President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: August 4, 2022	By:	/s/ Jason Cole
Jason Cole Chief Strategy & Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)