Form 10-Q
period 2022-09-30
bluebird bio, Inc.
filed 2022-11-07
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 3, 2022, there were 82,909,980 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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
•the timing or success of commercialization of our approved products;
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
•We cannot predict when or if we will obtain marketing approval to commercialize our product candidates, and the marketing approval of any future products may ultimately be for more narrow indications than we expect.
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
•Insertional oncogenesis is a risk of gene therapies using viral vectors that can integrate into the genome, and several patients with CALD treated with SKYSONA in our clinical studies have been diagnosed with myelodysplastic syndrome likely mediated by Lenti-D lentiviral vector ("LVV") insertion. These events may require us to halt or delay further clinical development of our product candidates or to suspend or cease commercialization, and the commercial potential of our products and product candidates may be materially and negatively impacted.
•We have limited experience as a commercial company and the marketing and sale of our current and future products may be unsuccessful or less successful than anticipated.
•The commercial success of our current and future products will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community. If we fail to obtain sufficient pricing or reimbursement approval for any products, our revenues may be adversely affected and our business may suffer.
•If the market opportunities for our products or any future products are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.
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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
bluebird bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of September 30, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$66,478	$161,160
Marketable securities	73,155	138,343
Prepaid expenses	8,270	25,628
Receivables and other current assets	12,535	11,389
Total current assets	160,438	336,520
Marketable securities	1,407	97,114
Property, plant and equipment, net	11,535	9,706
Goodwill	5,646	5,646
Operating lease right-of-use assets	288,684	91,532
Restricted cash and other non-current assets	52,388	53,277
Total assets	$520,098	$593,795
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,622	$25,883
Accrued expenses and other current liabilities	64,314	103,958
Operating lease liability, current portion	43,791	23,152
Total current liabilities	126,727	152,993
Operating lease liability, net of current portion	234,422	66,432
Other non-current liabilities	92	93
Total liabilities	361,241	219,518
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 82,880 and 71,115 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	829	711
Additional paid-in capital	4,181,393	4,096,402
Accumulated other comprehensive loss	(4,630)	(2,911)
Accumulated deficit	(4,018,735)	(3,719,925)
Total stockholders’ equity	158,857	374,277
Total liabilities and stockholders’ equity	$520,098	$593,795
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Product revenue	$—	$768	$2,739	$1,492
Other revenue	71	251	795	564
Total revenues	71	1,019	3,534	2,056
Operating expenses:
Research and development	53,149	73,679	194,864	240,561
Selling, general and administrative	33,402	42,229	106,201	156,763
Cost of product revenue	—	19,385	10,056	35,176
Restructuring expenses	(1,699)	20,175	4,940	24,800
Total operating expenses	84,852	155,468	316,061	457,300
Loss from operations	(84,781)	(154,449)	(312,527)	(455,244)
Interest income, net	383	160	663	733
Other (expense) income, net	7,885	1,342	13,061	24,369
Loss before income taxes	(76,513)	(152,947)	(298,803)	(430,142)
Income tax (expense) benefit	(7)	113	(7)	(169)
Net loss from continuing operations	(76,520)	(152,834)	(298,810)	(430,311)
Net loss from discontinued operations	—	(63,982)	—	(234,015)
Net loss	$(76,520)	$(216,816)	$(298,810)	$(664,326)
Net loss per share from continuing operations - basic and diluted	$(0.94)	$(2.23)	$(3.91)	$(6.36)
Net loss per share from discontinued operations - basic and diluted	$—	$(0.93)	$—	$(3.46)
Net loss per share - basic and diluted	$(0.94)	$(3.16)	$(3.91)	$(9.81)
Weighted-average number of common shares used in computing net loss per share - basic and diluted:	81,543	68,621	76,361	67,701
Other comprehensive (loss) income:
Other comprehensive (loss) income, net of tax benefit (expense) of $0.0 million for the three and nine months ended September 30, 2022 and 2021	(214)	(129)	(1,719)	(401)
Total other comprehensive (loss) income	(214)	(129)	(1,719)	(401)
Comprehensive loss	$(76,734)	$(216,945)	$(300,529)	$(664,727)
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2021	71,115	$711	$4,096,402	$(2,911)	$(3,719,925)	$374,277
Vesting of restricted stock units	310	3	(3)	—	—	—
Exercise of stock options	1	—	1	—	—	1
Purchase of common stock under ESPP	—	—	—	—	—	—
Stock-based compensation	—	—	12,681	—	—	12,681
Issuance of unrestricted stock awards to settle accrued employee compensation	12	—	—	—	—	—
Other comprehensive loss	—	—	—	(1,548)	—	(1,548)
Net loss	—	$—	$—	$—	$(122,152)	$(122,152)
Balances at March 31, 2022	71,438	$714	$4,109,081	$(4,459)	$(3,842,077)	$263,259
Vesting of restricted stock units	60	$1	$(1)			$—
Exercise of stock options	1	$—	$1			$1
Issuance of common stock	2,052	$20	$8,023			$8,043
Stock-based compensation	—	$—	$8,908			$8,908
Other comprehensive income				$43		$43
Net loss					$(100,138)	$(100,138)
Balances at June 30, 2022	73,551	$735	$4,126,012	$(4,416)	$(3,942,215)	$180,116
Vesting of restricted stock units	572	$6	$(6)	$—	$—	$—
Exercise of stock options	—	$—	$—	$—	$—	$—
Purchase of common stock under ESPP	67	$1	$238	$—	$—	$239
Issuance of common stock	8,690	$87	$45,937	$—	$—	$46,024
Issuance of warrants	—	$—	$—	$—	$—	$—
Issuance of unrestricted stock awards to settle accrued employee compensation	—	$—	$—	$—	$—	$—
Stock-based compensation	—	$—	$9,212	$—	$—	$9,212
Other comprehensive loss	—	$—	$—	$(214)	$—	$(214)
Net loss	—	$—	$—	$—	$(76,520)	$(76,520)
Balances at September 30, 2022	82,880	$829	$4,181,393	$(4,630)	$(4,018,735)	$158,857

	Common stock			Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares		Amount
Balances at December 31, 2020	66,432		$665	$4,260,443	$(5,505)	$(2,900,547)	$1,355,056
Vesting of restricted stock units	294		3	(3)	—	—	—
Exercise of stock options	207		2	1,217	—	—	1,219
Purchase of common stock under ESPP	67		1	1,706	—	—	1,707
Stock-based compensation	—		—	36,090	—	—	36,090
Issuance of unrestricted common stock awards to settle accrued employee compensation	422		4	12,009	—	—	12,013
Other comprehensive income	—		—	—	56	—	56
Net loss	—		—	—	—	(205,808)	(205,808)
Balances at March 31, 2021	$67,422		$675	$4,311,462	$(5,449)	$(3,106,355)	$1,200,333
Vesting of restricted stock units	127		1	(1)	—	—	—
Exercise of stock options	2		—	36	—	—	36
Stock-based compensation	—		—	26,222	—	—	26,222
Other comprehensive loss	—		—	—	(328)	—	(328)
Net loss	—		—	—	—	(241,702)	(241,702)
Balances at June 30, 2021	$67,551		$676	$4,337,719	$(5,777)	$(3,348,057)	$984,561
Vesting of restricted stock units	80		1	(1)	—	—	—
Exercise of stock options	10		—	233	—	—	233
Issuance of common stock for private equity placement	2,273		22	37,477	—	—	37,499
Issuance of unrestricted stock awards to settle accrued employee compensation	130		1	2,474	—	—	2,475
Issuance of pre-funded warrants	—	`	—	37,477	—	—	37,477
Purchase of common stock under ESPP	53		1	874	—	—	875
Stock-based compensation	—		—	24,352	—	—	24,352
Other comprehensive loss	—		—	—	(129)	—	(129)
Net loss	—		—	—	—	(216,816)	(216,816)
Balances at September 30, 2021	$70,097		$701	$4,440,605	$(5,906)	$(3,564,873)	$870,527

bluebird bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(298,810)	$(664,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	—	464
Depreciation and amortization	3,745	17,335
Stock-based compensation expense	30,509	101,829
Loss (gain) on equity securities	3,135	(28,765)
Excess inventory reserve	7,519	29,712
Other non-cash items	2,890	13,358
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6,197)	(15,720)
Operating lease right-of-use assets	29,650	22,630
Accounts payable	(7,552)	2,004
Accrued expenses and other liabilities	(39,046)	54,774
Operating lease liabilities	(22,523)	(24,499)
Deferred revenue	—	210
Collaboration research advancement	—	(4,920)
Net cash used in operating activities	(296,680)	(495,914)
Cash flows from investing activities:
Purchase of property, plant and equipment	(8,100)	(12,944)
Purchases of marketable securities	—	(421,416)
Proceeds from maturities of marketable securities	125,095	802,367
Proceeds from sales of marketable securities	30,216	31,318
Proceeds from sale of Durham, North Carolina facility	—	110,300
Purchase of intangible assets	—	(8,000)
Net cash provided by investing activities	147,211	501,625
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP contributions	3	5,078
Proceeds from issuance of common stock and warrants	—	74,982
Proceeds from the secondary public offering, net of issuance costs	54,365	—
Net cash provided by financing activities	54,368	80,060
(Decrease) increase in cash, cash equivalents and restricted cash	(95,101)	85,771
Cash, cash equivalents and restricted cash at beginning of period	206,693	373,728
Cash, cash equivalents and restricted cash at end of period	111,592	459,499
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	66,478	402,461
Restricted cash included in receivables and other current assets	1,565	2,530
Restricted cash included in restricted cash and other non-current assets	43,549	54,508
Total cash, cash equivalents and restricted cash	111,592	459,499
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	176	732
Offering expenses accrued or in AP	298	—
Right-of-use assets obtained in exchange for operating lease liabilities	229,636	22,049
Reduction of right of use asset and associated lease liability	(2,833)	(9,004)
Issuance of unrestricted stock awards to settle accrued employee compensation	—	14,488
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of the business
bluebird bio, Inc. (the “Company” or “bluebird”) was incorporated in Delaware on April 16, 1992, and is headquartered in Cambridge, Massachusetts. The Company is a biotechnology company committed to researching, developing and commercializing potentially transformative gene therapies for severe genetic diseases. Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its product candidates, including activities to manufacture product candidates, conduct clinical studies of its product candidates, perform preclinical research to identify new product candidates and provide selling, general and administrative support for these operations, including commercial-readiness activities, and to its commercialization efforts relating to its approved products.
The Company’s programs in severe genetic diseases include ZYNTEGLO® (betibeglogene autotemcel, or "beti-cel", formerly "LentiGlobin for β-thalassemia gene therapy"), which was approved by the U.S. Food and Drug Administration ("FDA") in August 2022 for the treatment of adult and pediatric patients with β-thalassemia who require regular red blood cell (RBC) transfusions; SKYSONA® (elivaldogene autotemcel, or "eli-cel", formerly "Lenti-D gene therapy") which was granted Accelerated Approval by the FDA in September 2022 to slow the progression of neurologic dysfunction in boys 4-17 years of age with early, active cerebral adrenoleukodystrophy ("CALD"); and lovotibeglogene autotemcel ("lovo-cel", formerly "LentiGlobin for SCD") being developed as a treatment for sickle cell disease ("SCD").
In August 2021, the Company announced its intent to focus its severe genetic disease business on the U.S. market and further invest in research and development for its core programs in β-thalassemia, SCD, and CALD. As part of the strategy to focus on the U.S. market, it began executing an orderly wind down of its European operations, which resulted in a reduction of selling, general and administrative costs and had an impact on the Company's excess inventory analysis, which is based on sales forecasts and projected inventory consumption levels.
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
In April 2022, the Board of Directors approved a comprehensive restructuring plan intended to reduce operating expenses and enhance the Company’s focus on achieving FDA approval for its programs in the U.S. The Company intends to maintain targeted research efforts focused on in-vivo lentiviral vector ("LVV") gene therapy and to deprioritize direct investments in reduced toxicity conditioning and cryopreserved apheresis. As part of the restructuring, bluebird reduced its workforce by approximately 30% across the second and third quarters of 2022. Refer to Note 14, Reduction in workforce, for more information on this restructuring.
On June 22, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman”) to sell shares of the Company’s common stock up to $75.0 million, from time to time, through an “at the market” equity offering program under which Goldman will act as manager. The Equity Distribution Agreement also provides for the sale of shares to Goldman directly as principal, in which case the Company and Goldman will enter into a separate terms agreement. The Company will pay Goldman a commission equal to up to 3.0% of the gross proceeds of any Common Stock sold through Goldman under the Equity Distribution Agreement. As of September 30, 2022, the Company sold 10.7 million shares of common stock at-the-market under the Equity Distribution Agreement, resulting in gross proceeds to the Company of approximately $56.2 million ($54.1 million net of offering costs). Refer to Note 10, Equity, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information.
As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of approximately $141.0 million. The Company has incurred losses since inception and to date has financed its operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from charitable foundations. As of September 30, 2022, the Company had an accumulated deficit of $4.02 billion. During the nine months ended September 30, 2022, the Company incurred a loss of $298.8 million and used $296.7 million of cash in operations. The Company expects to continue to generate operating losses and negative operating cash flows for the next few years and will need additional funding to support its planned operating activities through profitability. The transition to profitability is dependent upon the successful development, approval, and commercialization of lovo-cel, the successful commercialization of ZYNTEGLO and SKYSONA and the achievement of a level of revenues adequate to support its cost structure.
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
The Company's expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these condensed consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include implementing reduced 2022 spending, including projected savings through the move of the Company's headquarters to Assembly Row in Somerville, Massachusetts, the completion of its orderly wind down of European operations, the completion of its April 2022 restructuring plans, the potential sale of priority review vouchers issued with the U.S. regulatory approvals of ZYNTEGLO and SKYSONA, and the pursuit of additional cash resources through public or private equity or debt financings. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. In accordance with ASC 205-40, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these condensed consolidated financial statements.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP as included in the ASC and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2022 and 2021.
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

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation. The Company has presented its oncology business together with its manufacturing facility in Durham, North Carolina as discontinued operations in its consolidated financial statements for the three and nine months ended September 30, 2021 (see Note 3, Discontinued operations). The historical financial statements and footnotes have been recast accordingly.
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
Discontinued operations
The Company determined that the separation of its oncology business in November 2021 and the sale of its manufacturing facility in Durham, North Carolina in September 2021 represented multiple components of a single disposal plan that met the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations (“ASC 205-20”). Accordingly, the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2021 have been updated to present the results of all discontinued operations reported as a separate component of loss in the consolidated statements of operations and comprehensive loss (see Note 3, Discontinued operations).

Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s 2021 Annual Report on Form 10-K.
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

During the three and nine months ended September 30, 2022, the Company incurred $1.5 million and $7.0 million, respectively of net expense for transactions with 2seventy bio within research and development and selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss, including $0.9 million and $3.1 million, respectively of net expense related to the 60 Binney Street Sublease. As of September 30, 2022, the Company had $0.4 million of accounts receivable due from and $1.9 million of accounts payable due to 2seventy bio. As of December 31, 2021, the Company had an immaterial amount of accounts receivable and accounts payable due from and due to 2seventy bio.

Discontinued operations

In connection with the Separation, the Company determined its oncology business, together with the bRT manufacturing facility, qualified for discontinued operations accounting treatment in accordance with ASC 205-20. The following table summarizes revenue and expenses of the discontinued operations for the three and nine months ended September 30, 2021 (in thousands):

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Revenue:
Service revenue	$6,312	$17,544
Collaborative arrangement revenue	14,738	17,927
Royalty and other revenue	609	5,417
Total revenues	21,659	40,888
Operating expenses:
Research and development	57,748	189,053
Selling, general and administrative	26,048	72,945
Share of collaboration loss	—	10,071
Cost of royalty and other revenue	320	2,111
Change in fair value of contingent consideration	48	464
Total operating expenses	84,164	274,644
Loss from operations	(62,505)	(233,756)
Interest income, net	159	735
Other income, net	(1,636)	(994)
Loss before income taxes	(63,982)	(234,015)
Income tax benefit (expense)	—	—
Net loss	$(63,982)	$(234,015)

There were no revenue and expenses of the discontinued operations for the three and nine months ended September 30, 2022, as all operations were transferred to 2seventy bio upon the Separation. There were no assets and liabilities related to discontinued operations as of September 30, 2022 or December 31, 2021, as all balances were transferred to 2seventy bio upon the Separation.

The following table summarizes the significant non-cash items and capital expenditures of the discontinued operations that are included in the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 (in thousands):

Nine months ended September 30, 2021
Operating activities:
Change in fair value of contingent consideration	$464
Depreciation and amortization	12,967
Stock-based compensation expense	26,189
Loss on fixed asset disposal	254
Loss on sale of manufacturing facility	1,986

Investing activities:
Purchase of property, plant and equipment	$(10,579)
Proceeds from sale of manufacturing facility	110,300
Purchase of intangible assets	(8,000)

Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$321

4. Marketable securities
The following table summarizes the marketable securities held at September 30, 2022 and December 31, 2021 (in thousands):

Description	Amortized cost / Cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2022
U.S. government agency securities and treasuries	$70,456	$—	$(2,215)	$68,241
Corporate bonds	6,396	—	(75)	6,321
Commercial paper	—	—	—	—
Equity securities	—	—	—	—
Total	$76,852	$—	$(2,290)	$74,562
December 31, 2021
U.S. government agency securities and treasuries	$128,902	$—	$(509)	$128,393
Corporate bonds	49,366	—	(59)	49,307
Commercial paper	54,065	—	—	54,065
Equity securities	4,305	—	(614)	3,691
Total	$236,638	$—	$(1,182)	$235,456
No available-for-sale debt securities held as of September 30, 2022 or December 31, 2021 had remaining maturities greater than five years.

5. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2022
Assets:
Cash and cash equivalents	$66,478	$66,478	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	68,241	—	68,241	—
Corporate bonds	6,321	—	6,321	—
Commercial paper	—	—	—	—
Equity securities	—	—	—	—
Total	$141,040	$66,478	$74,562	$—
December 31, 2021
Assets:
Cash and cash equivalents	$161,160	$161,146	$14	$—
Marketable securities:
U.S. government agency securities and treasuries	128,393	—	128,393	—
Corporate bonds	49,308	—	49,308	—
Commercial paper	54,065	—	54,065	—
Equity securities	3,691	3,691	—	—
Total	$396,617	$164,837	$231,780	$—
Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of September 30, 2022 and December 31, 2021, cash and cash equivalents comprise funds in cash and money market accounts.
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
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At September 30, 2022 and December 31, 2021, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale debt securities during the three and nine months ended September 30, 2022 or 2021.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.1 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively. No accrued interest receivable was written off during the three and nine months ended September 30, 2022 or 2021.

The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at September 30, 2022 and December 31, 2021 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2022
U.S. government agency securities and treasuries	$31,448	$(1,030)	$36,793	$(1,185)	$68,241	$(2,215)
Corporate bonds	3,337	(24)	2,984	(51)	6,321	(75)
Total	$34,785	$(1,054)	$39,777	$(1,236)	$74,562	$(2,290)
December 31, 2021
U.S. government agency securities and treasuries	$108,695	$(505)	$2,496	$(4)	$111,191	$(509)
Corporate bonds	45,042	(56)	3,896	(2)	48,938	(58)
Total	$153,737	$(561)	$6,392	$(6)	$160,129	$(567)
The Company determined that there was no material change in the credit risk of the above investments during the nine months ended September 30, 2022. As such, an allowance for credit losses was not recognized. In April 2022, the Company sold securities with a carrying value of $29.7 million and realized net aggregate losses of $0.4 million. As of September 30, 2022, the Company does not intend to sell such securities before recovery of their amortized cost bases.
The Company held equity securities with an aggregate fair value of $0.0 million and $3.7 million as of September 30, 2022 and December 31, 2021, respectively, within current marketable securities on its condensed consolidated balance sheets. In January 2021, the Company sold a portion of its equity securities for proceeds of $31.3 million. In May 2022, the Company sold the remainder of the equity securities for proceeds of $0.6 million. During the three months ended September 30, 2022 and 2021, the Company recorded no gain or loss and a gain of $0.5 million, respectively, related to its equity securities. During the nine months ended September 30, 2022 and 2021, the Company recorded a loss of $3.1 million and a gain of $28.8 million, respectively. Gains and losses related to equity securities are included in other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss.
6. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Laboratory equipment	$28,866	$29,061
Computer equipment and software	1,752	421
Office equipment	4,351	117
Leasehold improvements	—	12
Construction-in-progress	138	501
Total property, plant and equipment	35,107	30,112
Less accumulated depreciation and amortization	(23,572)	(20,406)
Property, plant and equipment, net	$11,535	$9,706

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30, 2022	As of December 31, 2021
Accrued manufacturing costs	$17,226	$15,722
Accrued goods and services	9,692	24,273
Accrued clinical and contract research organization costs	13,609	17,769
Accrued employee compensation	19,163	41,095
Accrued professional fees	1,523	1,665
Deferred revenue, current portion	1,565	2,282
Other	1,536	1,152
Total accrued expenses and other current liabilities	$64,314	$103,958

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
The Sublease will continue until December 31, 2030. The Company classified the 50 Binney Street Sub-lease as an operating lease. The Company will earn rental income through its role as a lessor throughout the term of the Sublease. The amount of sublease income recognized through September 30, 2022 for the 50 Binney sublease is $15.0 million included as other income on the statement of operations.

Embedded operating leases
In August 2022, the Company entered into an agreement reserving manufacturing capacity with a contract manufacturing organization. The Company concluded that this agreement contains an embedded operating lease as a controlled environment room at the facility is designated for the Company's exclusive use during the term of the agreement. Under the terms of the agreement, the Company will utilize an existing deposit with the contract manufacturing organization to cover monthly lease payments through September 2023, with lease prepayments and the deposit equal to $10.8 million. The term of the agreement is 14 months, with the option to extend. The Company recorded a right-of-use asset for this operating lease upon lease commencement in August 2022 and is recognizing rent expense on a straight-line basis throughout the remaining term of the embedded lease.
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
Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. As compared to the contractual obligations and commitments as disclosed in the Company's 2021 Annual Report on Form 10-K, the Company's future minimum purchase commitments as of the nine months ended September 30, 2022 decreased by $26.7 million.
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
For the three months ended September 30, 2022 the Company sold 8.7 million shares of common stock for gross proceeds of $47.9 million ($46.1 million net of offering costs). For the nine months ended September 30, 2022 the Company sold 10.7 million shares of common stock for gross proceeds of $56.2 million ($54.1 million net of offering costs).
11. Stock-based compensation
In January 2022 and 2021, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 2.8 million and 2.7 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. As of September 30, 2022, the total number of shares of common stock available for issuance under the 2013 Plan was approximately 5.3 million.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $9.2 million and $21.3 million during the three months ended September 30, 2022 and 2021, respectively. The Company recognized stock based compensation expense totaling $30.5 million and $75.7 million during the nine months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense recognized by award type is included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021(1)	2022	2021(1)
Stock options	$2,886	$10,759	$11,829	$41,048
Restricted stock units	6,142	7,276	18,027	23,449
Employee stock purchase plan and other	184	3,219	653	11,177
	$9,212	$21,254	$30,509	$75,674
(1) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021(1)	2022	2021(1)
Research and development	$5,237	$9,016	$17,047	$31,742
Selling, general and administrative	3,975	12,238	13,462	43,932
	$9,212	$21,254	$30,509	$75,674
(1) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

Stock options
The following table summarizes the stock option activity under the Company’s equity award plans and have been adjusted to reflect the effects of the Separation:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2021	3,586	$39.23
Granted	1,034	$7.37
Exercised	(2)	$1.04
Canceled or forfeited	(1,893)	$40.74
Outstanding at September 30, 2022	2,725	$27.78
Exercisable at September 30, 2022	1,231	$45.69
Vested and expected to vest at September 30, 2022	2,725	$27.78
During the nine months ended September 30, 2022, less than 0.1 million stock options were exercised, resulting in total proceeds to the Company of less than $0.1 million.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans and have been adjusted to reflect the effects of the Separation:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested at December 31, 2021	3,193	$16.21
Granted	1,504	$7.40
Vested	(860)	$17.53
Forfeited	(1,485)	$12.57
Unvested at September 30, 2022	2,352	$12.44

During the quarter ending September 30, 2022, performance RSU’s that were originally categorized as improbable became probable upon the approval of ZYNTEGLO on August 17, 2022. The Company recognized $1.6 million of expense related to these performance RSU’s.
Employee stock purchase plan
In June 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. In June 2021, the Company amended the 2013 ESPP to authorize an additional 1.4 million shares of the Company’s common stock available to participating employees. During each of the nine months ended September 30, 2022 and 2021, less than 0.1 million shares and 0.1 million shares, respectively, of common stock were issued under the 2013 ESPP.
12. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax expense recognized during the three and nine months ended September 30, 2022 is immaterial due to the wind down of our operations in Europe.

In March 2021, the American Rescue Plan Act (“ARPA”) was enacted and contained extenders to the refundable employee retention credit and provided further limitations to executive compensation effective for tax years beginning after 2026. On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted and introduced a 15% corporate alternative minimum tax

(”CAMT”) for corporations with average annual adjusted financial statement income for any three-year tax period ending after December 31, 2021 and preceding tax year exceeding $1 billion, effective for tax years beginning after December 31, 2021, as well as a 1% excise tax on stock repurchases made by public companies, climate and energy provisions, and extensions to the Affordable Care Act subsidies. The Company has concluded that the CAMT will not impact tax expense in 2022 due to its sustained history of losses and current year loss, and no shares have been repurchased through September 30, 2022. The Company has concluded that the provisions in the CARES Act, Consolidated Appropriations Act, ARPA, and IRA have an immaterial impact on the Company’s income tax expense due to its cumulative losses and full valuation allowance position.
13. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three months ended September 30, 2022
	2022	2021
Outstanding stock options (1)	4,548	5,674
Restricted stock units (1)	2,473	3,538
ESPP shares and other	67	946
	7,088	10,158
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
As part of the restructuring, the Company reduced its workforce by nearly 30% across the second and third quarters of 2022. The Company incurred approximately $4.9 million in costs to implement the restructuring, comprised primarily of severance payments and continuing health care coverage over the severance period. The restructuring actions associated with these charges commenced in April 2022, and were completed by September 30, 2022.
The following table summarizes the accrued liabilities activity recorded in connection with the restructuring as of September 30, 2022:

As of September 30, 2022
Beginning balance	$—
Total estimated expenses	$6,639
Expenses paid from inception through September 30, 2022	$4,940
Reversal of excess accrual through September 30, 2022	$(1,699)
Remaining accrual at September 30, 2022	$—

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
Overview

We are a biotechnology company committed to researching, developing, and commercializing potentially transformative gene therapies for severe genetic diseases. We have built an integrated product platform with broad therapeutic potential in a variety of indications based on our lentiviral gene addition platform. Our gene therapy programs in severe genetic diseases include programs for β-thalassemia, SCD, and CALD. In August 2022, the U.S. Food and Drug Administration (“FDA”) approved ZYNTEGLO® (betibeglogene autotemcel, also known as beti-cel), a one-time gene therapy custom-designed for the treatment of adult and pediatric patients with β‑thalassemia who require regular red blood cell (RBC) transfusions. In September 2022, the FDA granted Accelerated Approval of SKYSONA® (elivaldogene autotemcel, also known as eli-cel), to slow the progression of neurologic dysfunction in boys 4-17 years of age with early, active cerebral adrenoleukodystrophy (“CALD”) and, also in September 2022, prior to the completion of its review of the SKYSONA Biologics License Application (“BLA”), the FDA lifted the previous clinical hold on SKYSONA that was put in place in August 2021. We have agreed to provide confirmatory long-term clinical data to the FDA as a condition of the SKYSONA Accelerated Approval, and continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. We received priority review vouchers upon approval of each of ZYNTEGLO and SKYSONA. ZYNTEGLO will be available exclusively through Qualified Treatment Centers (“QTCs”), with the first wave of QTCs trained and activated in September 2022, in anticipation of initiating first patient apheresis in the fourth quarter of 2022. We anticipate commercial availability for SKYSONA in the fourth quarter. SKYSONA will be available through a limited number of qualified treatment centers (QTCs).

We are developing lovotibeglogene autotemcel, also known as lovo-cel, as a treatment for patients with sickle cell disease (“SCD”). Based on our discussions with the FDA, we believe that we may be able to seek approval for lovo-cel in the United States on the basis of clinical data from HGB-206 Group C, with supporting data from HGB-210. We have treated all of the patients who will form the primary basis of efficacy for approval and completed manufacturing of commercial drug product validation lots, with the demonstration of analytical comparability as the key remaining actions prior to submission of our planned BLA for lovo-cel. In December 2021, the FDA placed a partial clinical hold on our clinical program for lovo-cel for enrolling patients under the age of 18. During the partial clinical hold, we are continuing our clinical study activities as planned for patients 18 and older in HGB-210, as well as follow-up activities for treated patients of all ages in all studies.

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

Since our inception in 1992, we have devoted substantially all of our resources to our development efforts relating to our product candidates, including activities to manufacture product candidates in compliance with good manufacturing practices, or GMP, to conduct clinical studies of our product candidates, to provide selling, general and administrative support for these operations and to protect our intellectual property, and to our commercialization efforts relating to our approved products. We have not generated material revenue from product sales. We have funded our operations primarily through the sale of common stock in our public offerings, private placements of preferred stock and warrants, and through collaborations.

On June 22, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman”) to sell shares of our common stock up to $75.0 million, from time to time, through an “at the market” equity offering program under which Goldman will act as manager. As of September 30, 2022, we sold 10.7 million shares of common stock at-the-market under the Equity Distribution Agreement, resulting in gross proceeds to us of approximately $56.2 million ($54.1 million net of offering costs).

As of September 30, 2022, we had cash, cash equivalents and marketable securities of approximately $141.0 million. We have never been profitable and have incurred net losses in each year since inception. Our net loss was $76.5 million and $298.8 million for the three and nine months ended September 30, 2022, respectively, and our accumulated deficit was $4.02 billion as of September 30, 2022. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years, as we:

•fund activities related to the commercial launches of ZYNTEGLO and SKYSONA in the United States;

•seek regulatory approval for our product candidates;

•scale our manufacturing capabilities in support of commercialization of ZYNTEGLO and SKYSONA;

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

Business update

In April 2022, we announced that we were initiating a comprehensive restructuring plan to deliver cost savings over the next two years. The restructuring is anticipated to produce up to $160 million in cost savings over the next two years. As part of the restructuring, we reduced our workforce by approximately 30% in the second and third quarters of 2022. See Note 14, Reduction in Workforce, to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information on this restructuring plan.

We had cash, cash equivalents and marketable securities of approximately $141.0 million as of September 30, 2022. In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of our plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of our plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances, the release of restricted cash related to the Company’s 50 Binney Street lease, and the potential sale of priority review vouchers cannot be considered probable at this time because none of the plans are entirely within the Company’s control or have been approved by the Board of Directors as of the date of the financial statements. The restructuring plan described above was approved by the Board of Directors in April 2022 and therefore was incorporated into our assessment of our ability to continue as a going concern within one year after the date of these condensed consolidated financial statements are issued.
Our expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Our plan to alleviate the conditions that raise substantial doubt include implementing reduced 2022 spending, including projected savings through the move of the Company’s headquarters to Assembly Row in Somerville, Massachusetts, the orderly wind down of European operations, the potential sale of priority review vouchers issued with the U.S. regulatory approvals of ZYNTEGLO and SKYSONA, and the pursuit of additional cash resources through public or private equity or debt financings. We have concluded the likelihood that our plan to successfully obtain sufficient funding from one or more of these sources or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, we have concluded that substantial doubt exists about our ability to continue as a going concern for a period of at least 12 months from the date of issuance of the condensed consolidated financial statements.

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

Our legacy business

On November 4, 2021, we completed the separation of our severe genetic disease and oncology programs into two separate, publicly traded companies: bluebird bio, Inc. and 2seventy bio, Inc. (“2seventy bio”), a Delaware corporation and wholly-owned subsidiary prior to the separation (the “Separation”). The Separation was effected by means of a distribution of all of the outstanding shares of common stock of 2seventy bio in which each bluebird stockholder received one share of common stock, par value $0.0001 per share, of 2seventy bio for every three shares of common stock, par value $0.01 per share, of bluebird held as of the close of business on October 19, 2021 (the “Distribution”).

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
•expenses incurred under agreements with contract research organizations (“CROs”) and clinical sites that conduct our clinical studies;
•facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, information technology, insurance, and other supplies in support of research and development activities;
•costs associated with our research platform and preclinical activities;
•milestones and upfront license payments; and
•costs associated with our regulatory, quality assurance and quality control operations.
Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of our product candidates or if, when, or to what extent we will generate revenues from the commercialization and sale of our approved products and any of our product candidates that obtain regulatory approval. We may not succeed in achieving regulatory approval for all of our product candidates. The duration, costs, and timing of clinical studies and development of our product candidates will depend on a variety of factors, any of which could mean a significant change in the costs and timing associated with the development of our product candidates, including:
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
We plan to continue to incur research and development expenses for the foreseeable future as we continue to advance the development of lovo-cel, and conduct research activities for our platform technology. Our research and development expenses include expenses associated with the following activities:
•for the long-term follow-up protocol associated with the clinical studies of ZYNTEGLO;
•for the long-term follow-up protocol associated with the clinical studies of SKYSONA;
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

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021(1)	2022	2021(1)
	(in thousands)		(in thousands)
ZYNTEGLO (beti-cel)	$8,307	$13,541	$35,366	$41,901
lovo-cel (formerly LentiGlobin for SCD)	17,396	14,365	59,950	43,557
SKYSONA (eli-cel)	4,909	11,774	24,872	41,877
Preclinical programs	778	1,757	6,732	4,699
Total direct research and development expense	31,390	41,437	126,920	132,034
Employee-and contractor-related expenses	5,404	12,217	22,512	38,521
Stock-based compensation expense	5,237	9,016	17,047	31,742
Laboratory and related expenses	(241)	1,456	806	5,558
License and other related expenses	5,000	—	5,000	—
Facility expenses	6,359	9,553	22,579	32,706
Total other research and development expenses	21,759	32,242	67,944	108,527
Total research and development expense	$53,149	$73,679	$194,864	$240,561

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
Critical accounting policies and estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies as reported in our 2021 Annual Report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of the three months ended September 30, 2022 and 2021:

	For the three months ended September 30,
	2022	2021	Change
	(in thousands)
Revenue:
Product revenue	$—	$768	$(768)
Other revenue	71	251	(180)
Total revenues	71	1,019	(948)
Operating expenses:
Research and development	53,149	73,679	(20,530)
Selling, general and administrative	33,402	42,229	(8,827)
Cost of product revenue	—	19,385	(19,385)
Restructuring expense	(1,699)	20,175	(21,874)
Total operating expenses	84,852	155,468	(70,616)
Loss from operations	(84,781)	(154,449)	69,668
Interest income, net	383	160	223
Other (expense) income, net	7,885	1,342	6,543
Loss before income taxes	(76,513)	(152,947)	76,434
Income tax (expense) benefit	(7)	113	(120)
Net loss from continuing operations	(76,520)	(152,834)	76,314
Net loss from discontinued operations	—	(63,982)	63,982
Net loss	$(76,520)	$(216,816)	$140,296

Revenues. Total revenue was $0.1 million for the three months ended September 30, 2022, compared to $1.0 million for the three months ended September 30, 2021. The decrease of $0.9 million was primarily attributable to sales of ZYNTEGLO in Germany in 2021.
Research and development expenses. Research and development expenses were $53.1 million for the three months ended September 30, 2022, compared to $73.7 million for the three months ended September 30, 2021. The net decrease of $20.5 million was primarily attributable to the following:
•$15.0 million of decreased net employee compensation, benefit, and other headcount-related expenses, including a decrease of $3.8 million in stock-based compensation expense due to an overall decrease in the value of awards and by stock-based compensation expense incurred related to our employee retention program in 2021;
•$3.7 million of decreased clinical trial costs primarily driven by the completion of clinical trials in late 2021;
•$3.2 million of decreased material production costs; and
•$1.3 million of decreased information technology and facility-related costs.

These decreased costs were partially offset by $2.5 million of increased platform costs..
Selling, general and administrative expenses. Selling, general and administrative expenses were $33.4 million for the three months ended September 30, 2022, compared to $42.2 million for the three months ended September 30, 2021. The decrease of $8.8 million was primarily attributable to the following:
•$14.3 million of decreased employee compensation, benefit, and other headcount-related expenses, which is primarily driven by a decrease of $8.3 million in stock-based compensation expense due to an overall decrease in the value of awards and by stock-based compensation expense incurred related to our employee retention program in 2021;
•$2.3 million of decreased costs related to commercial readiness activities due to our decision to focus our efforts on the U.S. market for ZYNTEGLO, SKYSONA, and lovo-cel;
•$1.6 million of decreased office expense related to reduced activities in various non-capex licenses; and
•$1.4 million of decreased consultants and professional service fees.
These decreased costs were partially offset by $11.0 million of increased information technology and facility-related costs due to the commencement of the 50 Binney Street sublease and the commencement of the Assembly Row Lease.
Cost of product revenue. Cost of product revenue was $0.0 million for the three months ended September 30, 2022, compared to $19.4 million for the three months ended September 30, 2021. The decrease is primarily attributable to reserves for excess inventory recognized during the third quarter of 2021 as a result of the exit from the European market.
Restructuring expenses. The decrease in restructuring expenses is primarily related to the costs associated with the reduction in workforce as a result of our decision to reduce our EU workforce in Q3 2021.
Interest income, net. The increase in interest income, net was primarily related to higher interest income earned on dividends related to the operating account.
Other (expense) income, net. The increase in other (expense) income, net is primarily related the rental income from the 50 Binney Street sublease of $7.5 million for the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2022 and 2021:

	For the nine months ended September 30,
	2022	2021	Change
	(in thousands)
Revenue:
Product revenue	$2,739	$1,492	1,247
Other revenue	795	564	231
Total revenues	3,534	2,056	1,478
Operating expenses:
Research and development	194,864	240,561	(45,697)
Selling, general and administrative	106,201	156,763	(50,562)
Cost of product revenue	10,056	35,176	(25,120)
Restructuring expense	4,940	24,800	(19,860)
Total operating expenses	316,061	457,300	(141,239)
Loss from operations	(312,527)	(455,244)	142,717
Interest income, net	663	733	(70)
Other (expense) income, net	13,061	24,369	(11,308)
Loss before income taxes	(298,803)	(430,142)	131,339
Income tax (expense) benefit	(7)	(169)	162
Net loss from continuing operations	$(298,810)	$(430,311)	$131,501
Net loss from discontinued operations	$—	$(234,015)	$234,015
Net loss	$(298,810)	$(664,326)	$365,516

Revenues. Total revenue was $3.5 million for the nine months ended September 30, 2022, compared to $2.1 million for the nine months ended September 30, 2021. The increase of $1.5 million was primarily attributable to sales of ZYNTEGLO in Germany in 2022.
Research and development expenses. Research and development expenses were $194.9 million for the nine months ended September 30, 2022, compared to $240.6 million for the nine months ended September 30, 2021. The net decrease of $45.7 million was primarily attributable to the following:
•$42.3 million of decreased net employee compensation, benefit, and other headcount-related expenses, including a decrease of $14.7 million in stock-based compensation expense due to an overall decrease in the value of awards and by stock-based compensation expense incurred related to our employee retention program in 2021;
•$8.9 million of decreased clinical trial costs primarily driven by the completion of clinical trials in late 2021;
•$6.2 million of decreased information technology and facility-related costs; and
•$2.0 million of decreased lab expenses and platform costs.
These decreased costs were partially offset by $13.4 million of increased material production fees.
Selling, general and administrative expenses. Selling, general and administrative expenses were $106.2 million for the nine months ended September 30, 2022, compared to $156.8 million for the nine months ended September 30, 2021. The decrease of $50.6 million was primarily attributable to the following:
•$61.3 million of decreased employee compensation, benefit, and other headcount-related expenses, which is primarily driven by a decrease of $30.5 million in stock-based compensation expense due to an overall decrease in the value of awards and by stock-based compensation expense incurred related to our employee retention program in 2021; and
•$5.3 million of decreased costs related to commercial readiness activities due to our decision to focus our efforts on the U.S. market for ZYNTEGLO, SKYSONA, and lovo-cel.

These decreased costs were partially offset by the following:
•$17.3 million of increased information technology and facility-related costs due to the commencement of the 50 Binney Street sublease and the commencement of the Assembly Row Lease.
Cost of product revenue. Cost of product revenue was $10.1 million for the nine months ended September 30, 2022, compared to $35.2 million for the nine months ended September 30, 2021. The decrease is primarily attributable to reserves for excess inventory being recorded to research and development expenses during the second quarter of 2022.
Restructuring expense. The decrease in restructuring expenses is primarily related to the costs associated with the reduction in workforce as a result of our decision to reduce our EU workforce in Q3 2021 offset by the costs associated with the reduction in US workforce implemented in Q2 2022.
Interest income, net. The decrease in interest income, net was primarily related to lower interest income earned on investments due to an overall decrease in investments.
Other (expense) income, net. The decrease in other (expense) income, net was primarily related to changes in fair value of equity securities offset by rental income of $15.0 million generated by the 50 Binney Street sublease during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we recognized a gain on the sale of equity securities.
Liquidity and Capital Resources

As of September 30, 2022, we had cash, cash equivalents and marketable securities of approximately $141.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2022, our funds are primarily held in U.S. government agency securities and treasuries, corporate bonds, commercial paper, equity securities, and money market accounts.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of September 30, 2022 we had an accumulated deficit of $4.02 billion. The Company expects its cash, cash equivalents and marketable securities, together with the release of $40 million of the Company’s restricted cash expected in the fourth quarter of 2022, will be sufficient to meet bluebird’s planned operating expenses and capital expenditure requirements into the second quarter of 2023. We expect that we will continue to incur significant research and development and selling, general and administrative expenses and, as a result, we will need additional capital to fund our operations within the next twelve months, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources which are not entirely within our control nor have been approved by our Board of Directors as of the date of this filing. Potential additional funding from other sources includes the sale of priority review vouchers we received in connection with the regulatory approvals of ZYNTEGLO and SKYSONA.

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

On June 22, 2022, we entered into the Equity Distribution Agreement with Goldman to sell shares of our common stock up to $75.0 million, from time to time, through an “at the market” equity offering program under which Goldman will act as manager. As of September 30, 2022, we sold 10.7 million shares of common stock at-the-market under the Equity Distribution Agreement, resulting in gross proceeds to us of approximately $56.2 million ($54.1 million net of offering costs). Refer to Note 10, Equity, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information.

Sources of Liquidity

The discussion of our cash flows that follows does not include the impact of any adjustments to remove discontinued operations, unless otherwise noted, and is stated on a total company consolidated basis. The separation of our oncology business may have a negative impact on our cash flows in future periods.
Cash Flows
The following table summarizes our cash flow activity:

	For the nine months ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(296,680)	$(495,914)
Net cash provided by investing activities	147,211	501,625
Net cash provided by financing activities	54,368	80,060
Net (decrease) increase in cash, cash equivalents and restricted cash	$(95,101)	$85,771

Operating Activities. The $199.2 million decrease in cash used in operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the decrease in net loss during this period of $365.5 million, which was driven primarily by the separation of our oncology business in November 2021 and the sale of our manufacturing facility in Durham, North Carolina in September 2021. Cash used in operating activities was also driven by changes in operating assets and liabilities and adjustments for non-cash items.

Discontinued operations inclusive of noncash expenses disclosed in Note 3, Discontinued operations, in the Notes to the Condensed Consolidated Financial Statements, contributed a net loss of $234.0 million for the nine months ended September 30, 2021.
Investing Activities. The $354.4 million decrease in cash provided by investing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to a decrease in proceeds from maturities of marketable securities of $677.3 million and a decrease in proceeds from sales of marketable securities of $1.1 million, partially offset by a decrease in cash used to purchase marketable securities of $421.4 million compared to the nine months ended September 30, 2021.
Financing Activities. The $25.7 million decrease in cash provided by financing activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to the proceeds from the sale of our common stock, partially offset by a decrease in proceeds from exercise of stock options of $5.1 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of September 30, 2022 and December 31, 2021, we had cash, cash equivalents and marketable securities of $141.0 million and $396.6 million, respectively, primarily invested in U.S. government agency securities and treasuries, corporate bonds, commercial paper, equity securities, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2022, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $0.6 million.

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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2022, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of executive management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
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
We have incurred net losses in each year since our inception in 1992, including net losses from continuing operations of $76.5 million and $298.8 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, we had an accumulated deficit of $4.02 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to continue for the foreseeable future. To date, we have financed our operations primarily through the sale of equity securities and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We have not generated material revenues from the sale of beti-cel in the European Union, and we cannot determine with certainty when or to what extent we will generate meaningful product revenues from the commercialization and sale of our approved products and planned commercial launches. Our future revenues will depend upon the size of any markets in which our products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our products in those markets.
We expect to continue to incur significant expenses and operating losses for the foreseeable future as we:
•continue our research and clinical development of our product candidates;
•maintain and utilize manufacturing capacity at third-party manufacturers;
•establish capabilities to support our commercialization efforts, including establishing a sales, marketing and distribution infrastructure in the United States, and to commercialize our approved products;
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
We are currently advancing our programs in severe genetic diseases through preclinical and clinical development. Developing and commercializing gene therapy products is expensive, and we cannot determine with certainty when or to what extent we will generate meaningful product revenues from the commercialization and sale of our approved products and planned commercial launches.
As of September 30, 2022, we had cash and cash equivalents, and marketable securities of approximately $141.0 million. As of December 31, 2021, our cash, cash equivalents and marketable securities were $396.6 million. Based on our current business plan as of the date of our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, there is substantial doubt regarding our ability to continue as a going concern for a period of one year after such date.
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
Our efforts to raise additional funding or reduce expenses may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our approved products. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.
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
Insertional oncogenesis is a risk of gene therapies using viral vectors that can integrate into the genome, and several patients with CALD treated with SKYSONA in our clinical studies have been diagnosed with myelodysplastic syndrome ("MDS") likely mediated by Lenti-D LVV insertion. These events may require us to halt or delay further clinical development of our product candidates or to suspend or cease commercialization following marketing approval, and the commercial potential of our products and product candidates may be materially and negatively impacted.
A potentially significant risk in any gene therapy product using viral vectors that can integrate into the genome is that the vector will insert in or near cancer-causing genes, leading to the proliferation of certain cellular clones that can cause cancer in the patient, known as insertional oncogenesis. Several patients with CALD treated with SKYSONA in our clinical studies have been diagnosed with MDS likely mediated by Lenti-D LVV insertion. In addition, we cannot make assurances that additional patients treated with SKYSONA, ZYNTEGLO or lovo-cel in the clinical or commercial setting will not be diagnosed with MDS, leukemia or lymphoma. Patients treated with our therapies, including lovo-cel, have exhibited persistent oligoclonality, in which a portion of their hematopoietic system is comprised of cells containing at least one insertion site, as measured by integration site analysis. Based on our pharmacovigilance protocols, we increase our monitoring of patients who exhibit persistent oligoclonality. It is not clear at this time whether persistent oligoclonality represents an increased risk of developing MDS, leukemia, or lymphoma in the future, but it is a criteria used by the FDA to evaluate the safety of gene therapies over time. There is also the potential risk of other delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. The FDA has stated that LVV possess characteristics that may pose high risks of delayed adverse events. If any such adverse events occur, further advancement of our clinical studies could be halted or delayed, we may not receive marketing approval for our product candidates, and we may be unable to commercialize our approved products. It is possible that upon occurrence or recurrence of any of these events, the FDA may place one or more of our programs on hold, impose requirements that result in delays for regulatory approval for one or more of our programs, require risk evaluation or mitigation strategies as a condition for regulatory approval, or may cause us to cease commercialization following the receipt of any marketing approval. If any of these were to occur, the commercial potential of our programs may be materially and negatively impacted.
Furthermore, treatment with our products and product candidates involve chemotherapy or myeloablative treatments which can cause side effects or adverse events that may impact the perception of the potential benefits of our products and product candidates. For instance, MDS leading to acute myeloid leukemia is a known risk of certain myeloablative regimens. Additionally, ZYNTEGLO, SKYSONA, or lovo-cel, the procedures associated with their administration, or with the collection of patients' cells, could potentially cause other adverse events that have not yet been predicted. The inclusion of patients with significant underlying medical problems in our clinical studies may result in deaths, or other adverse medical events, due to other therapies or medications that such patients may be using, or the progression of their disease. For instance, it is possible that the events of MDS and acute myeloid leukemia previously reported in our HGB-206 clinical study were caused by lovo-cel, in combination with underlying SCD, transplant procedure, and stress on the bone marrow following drug product infusion. Even if a product such as lovo-cel is ultimately approved and although ZYNTEGLO and SKYSONA were approved by the FDA, such safety events may result in the product being removed from the market or its market opportunity being significantly reduced. Other patients receiving our products and product candidates may develop leukemia, lymphoma, or MDS in the future, which may negatively impact the commercial prospects of our products and product candidates. Any of these events could impair our ability to develop or commercialize our products and product candidates, and their commercial potential may be materially and negatively impacted.
Risks related to commercialization
*We have limited experience as a commercial company and the marketing and sale of ZYNTEGLO and SKYSONA and of lovo-cel following marketing approval, if and when obtained, may be unsuccessful or less successful than anticipated.
We have limited experience as a commercial company. To-date, our experience as a commercial company has been limited to commercializing beti-cel in Europe, and we have wound up our European commercial operations in order to focus in the near-term on the U.S. market. Consequently, there is limited information about our ability to overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry in the U.S. To execute our business plan, we will need to successfully:
•gain regulatory approval to commercialize lovo-cel in the United States;
•sustain adequate pricing and reimbursement for ZYNTEGLO, SKYSONA, across all U.S. payer segments, and obtain pricing and reimbursement for lovo-cel across payers in the United States following FDA approval;
•establish and maintain, in the regions where we hope to treat patients, relationships with qualified treatment centers who will be treating the patients who receive ZYNTEGLO, SKYSONA, and lovo-cel;
•manage our spending as we seek marketing approvals, and engage in commercialization efforts, including for any extension of marketing approval of ZYNTEGLO, SKYSONA, and lovo-cel; and
•initiate, develop and maintain successful strategic alliances.

If we are not successful in accomplishing these objectives, we may not be able to develop and commercialize ZYNTEGLO, SKYSONA, or lovo-cel, raise capital, expand our business, or continue our operations.
*The commercial success of ZYNTEGLO, SKYSONA, and of lovo-cel following marketing approval, if and when obtained, will depend upon the degree of market acceptance by physicians, patients, payers and other stakeholders.
The commercial success of ZYNTEGLO, SKYSONA, and of lovo-cel following marketing approval, if and when obtained, will depend in part on the medical community, patients, and third-party or governmental payers accepting gene therapy products in general, and ZYNTEGLO, SKYSONA, and lovo-cel, in particular, as medically useful, cost-effective, and safe. ZYNTEGLO, SKYSONA, and lovo-cel, which we may bring to the market if approved, may not gain market acceptance by physicians, patients, payers and other stakeholders. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of ZYNTEGLO, SKYSONA, and of lovo-cel following marketing approval, if and when obtained, will depend on a number of factors, including:
•the potential efficacy and potential advantages over alternative treatments;
•the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
•the prevalence and severity of any side effects resulting from the chemotherapy and myeloablative treatments associated with the procedure by which our products are administered;
•relative convenience and ease of administration;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support and timing of market introduction of competitive products;
•the pricing of our products;
•publicity concerning our products, or competing products and treatments; and
•sufficient insurance coverage or reimbursement.
Even if a product displays a favorable efficacy and safety profile in clinical studies, market acceptance of the product will not be known until after it is launched. Our efforts to educate the medical community and payers on the benefits of our products may require significant resources and may never be successful. For instance, following marketing approval of beti-cel in the European Union, we did not reach agreement with payers on an acceptable price for reimbursement in our priority markets in Europe, and we are no longer seeking to commercialize our products and product candidates in Europe for the foreseeable future. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors. Any of these factors may cause ZYNTEGLO, SKYSONA, or lovo-cel, to be unsuccessful or less successful than anticipated.
If the market opportunities for our products or product candidates are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.
We focus our research and product development on treatments for severe genetic diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our products, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower or more difficult to identify than expected. Additionally, the potentially addressable patient population for our products or product candidates may be limited or may not be amenable to treatment with our products or product candidates, as applicable. For instance, in our lovo-cel and SKYSONA programs, we have received notice of safety events of acute myeloid leukemia or myelodysplastic syndrome, and additional such events may be reported in the future. The market opportunity for our gene therapies may be negatively impacted even if and as our gene therapies receive marketing approval.
Even if we obtain significant market share for a product within an approved indication, because the potential target populations for our products and product candidates are small, we may never achieve profitability without obtaining marketing approval for additional indications.
Any of these factors may negatively affect our ability to generate revenues from sales of our products and our ability to achieve and maintain profitability and, as a consequence, our business may suffer.

*We rely on a complex supply chain for ZYNTEGLO, SKYSONA, and lovo-cel. The manufacture and delivery of LVV and drug products present significant challenges for us, and we may not be able to produce our vector and drug products at the quality, quantities, locations or timing needed to support our clinical programs and commercialization. In addition, we may encounter challenges with engaging or coordinating with qualified treatment centers needed to support commercialization.
We rely on third parties to manufacture the LVV and the drug product for any clinical trials that we conduct, and we intend to rely on third parties for the supply of LVV and drug product for commercialization of our approved products. We have not secured all of the commercial-scale manufacturing capacity that we anticipate requiring for the commercialization of our therapies to meet our forecasts beyond the planned launch. If we fail to secure adequate capacity to manufacture our drug products or LVV used in the manufacture of our drug products in accordance with our forecasts beyond the planned launch of our therapies, we may be unable to execute on our development and commercialization plans on the timing that we expect, or at all.
The manufacture of LVV and drug products is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, managing the transition from clinical manufacturing to manufacturing in the commercial setting, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot make any assurances that these problems will not occur in the future, or that we will be able to resolve or address in a timely manner or with available funds problems that occur. Because of this complexity, transitioning production of either LVV or drug products to backup or second source manufacturing, or to internal manufacturing capacity, requires a lengthy technology transfer process and may require additional significant financial expenditures. Furthermore, our cost of goods development is at an early stage. The actual cost to manufacture our LVV and drug products could be greater than we expect and could materially and adversely affect the commercial viability of ZYNTEGLO, SKYSONA, or lovo-cel. If we or such third-party manufacturers are unable to produce the necessary quantities of LVV and our drug products, or in compliance with GMP or other pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and commercialization of our potential products may be materially harmed, result in delays in our plans or increased capital expenditures. Additionally, since the hematopoietic stem cells ("HSCs:) used as starting material for drug products have a limited window of stability following procurement from a patient, we must establish drug product manufacturing facilities in the regions where we plan to commercialize ZYNTEGLO and SKYSONA and wish to commercialize lovo-cel following marketing approval, if and when obtained. We have no assurance as to when drug product manufacturing using cryopreserved apheresis starting material will be available, if ever.
In addition, any significant disruption in our supplier relationships could harm our business. We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain key materials that are used to manufacture ZYNTEGLO, SKYSONA, and lovo-cel. Such suppliers may not sell these key materials to us or to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these key materials by our manufacturers, and we currently do not have agreements for the commercial supply for all of these key materials.
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

We have limited sales and distribution experience and limited capabilities for marketing and market access. We have invested and expect to continue to invest significant financial and management resources to establish these capabilities and infrastructure to support commercial operations. If we are unable to establish and maintain these commercial capabilities and infrastructure or to enter into agreements with third parties to market and sell our products, we may be unable to generate sufficient revenue to sustain our business.
We have limited prior sales or distribution experience and limited capabilities for marketing and market access, and we did not generate meaningful product sales following the commercial launch of beti-cel following marketing approval in Europe. To successfully commercialize ZYNTEGLO, SKYSONA, and lovo-cel following marketing approval in the United States, if and when obtained, we will need to further develop these capabilities. We may need to expand our infrastructure to support commercial operations in the United States, either on our own or with others. Commercializing an autologous gene therapy is resource-intensive and has required, and will continue to require, substantial investment in commercial capabilities. We are competing with companies that currently have extensive and well-funded marketing and sales operations. Without significant commercial experience as a company or the support of a third-party to perform these functions, including marketing and sales functions, we may be unable to compete successfully against these more established companies. Furthermore, a significant proportion of the patient populations for ZYNTEGLO, SKYSONA, and lovo-cel lies outside of the United States. We currently expect to focus our operations and efforts on markets in the United States and will need to rely heavily on third parties for commercializing any products in geographies outside of the United States. We may enter into collaborations with third parties to utilize their mature marketing and distribution capabilities, but we may be unable to enter into agreements on favorable terms, if at all. If we do not enter into collaboration arrangements with third parties to pursue regulatory authorization or commercialization of our programs for markets outside of the United States, or if our future collaborative partners do not commit sufficient resources to such efforts, we may be unable to generate sufficient revenue to sustain our business.
The insurance coverage and reimbursement status of newly-approved products in the United States is uncertain. Due to the novel nature of our technology and the potential for our product to offer lifetime therapeutic benefit in a single administration, we face additional challenges in obtaining adequate pricing and reimbursement for our products. Failure to obtain or maintain adequate coverage and reimbursement for any new or current product could limit our ability to market those products and decrease our ability to generate revenue.
The availability and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford expensive treatments, such as gene therapy products. Sales of our products will depend substantially, both domestically and abroad, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other payers. There is no assurance that the approved prices or reimbursement levels that payers will be willing to pay will be acceptable to us. In addition, because our therapies represent new treatment approaches, the estimation of potential revenues will be complex. For products administered under the supervision of a physician, obtaining reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.
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
Moreover, increasing efforts by governmental and third-party payers to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for ZYNTEGLO, SKYSONA, or for lovo-cel following marketing approval, if and when obtained. We expect to experience pricing pressures in connection with the sale of our products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. Net prices for drugs may be reduced by mandatory discounts or rebates required by government or private payers and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.
Furthermore, because our target patient populations are relatively small, the pricing and reimbursement of our products must be adequate to cover the costs to treat and support the treatment of patients. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our products will be adversely affected. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.
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
Although we have proposed novel payment models, including outcomes-based arrangements both with and without a distinct payment over time option, to assist with realizing the value and sharing the risk of a potential one-time treatment, we did not reach agreement with payers on an acceptable price for reimbursement in our priority markets in Europe. In addition, to the extent reimbursement for our products is subject to outcomes-based arrangements, as it is for ZYNTEGLO, the total payments received from product sales may vary, our cash collection of future payments and revenue assumptions from product sales will be at risk, and the timing of revenue recognition may not correspond to the timing of cash collection. We plan on commercializing our products , and will be subject to price reporting obligations set forth by CMS. To the extent reimbursement for our products in the United States by U.S. governmental payers is subject to outcomes-based arrangements, the increased complexity increases the risk that CMS may disagree with the assumptions and judgments that we use in our price reporting calculations, which may result in significant fines and liability.
Collectively, these factors could affect our ability to successfully commercialize our products and generate or recognize revenues, which would adversely impact our business, financial condition, results of operations and prospects.
Risks related to the research and development of our product candidates
*We cannot predict when or if we will obtain marketing approval to commercialize lovo-cel, and the marketing approval of our product candidates may ultimately be for more narrow indications than we expect. If our product candidates are not approved in a timely manner or at all for any reason, our business prospects, results of operations, and financial condition would be adversely affected.
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
Our ability to obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data and information submitted in the original BLA and during review, and the data submitted may not be sufficiently robust from a safety and/or efficacy perspective, or from a manufacturing and/or quality perspective, to support the approval of the BLA. Based on the available data from these clinical studies and the information submitted, the FDA may require that we conduct additional or larger pivotal trials before we can obtain approval of a BLA.
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
The manufacturing processes for our LVV and our drug products are complex. We explore improvements to our manufacturing processes on a continual basis, as we evaluate clinical and manufacturing data and based on discussions with regulatory authorities. In some circumstances, changes in the manufacturing process may require us to perform additional comparability studies, collect additional data from patients, submit additional regulatory filings, or comply with additional requirements, which may lead to delays in our clinical development and commercialization plans. For instance, following the conditional approval of beti-cel by the European Commission, we continued to refine our commercial drug product manufacturing process to narrow some of the manufacturing process parameters and to tighten the range of commercial drug product release specifications, based on discussions with the European Medicines Agency and evolving clinical data. Implementing these changes to the beti-cel commercial manufacturing process had the effect of delaying our ability to treat the first patient in the commercial context in Europe. In lovo-cel, we plan to seek regulatory approval for drug product utilizing LVV manufactured using a scalable suspension manufacturing process using bioreactors, rather than an adherent cell tray manufacturing process, and we will need to generate analytical comparability and validation data that is acceptable to the FDA in support of such process change. Over time, we may transition the LVV manufacturing process for ZYNTEGLO in the United States to the suspension manufacturing process, and the timing in which we are able to make the transition will be dependent upon reaching agreement with the FDA, which we expect will require us to conduct additional studies, collect additional data, develop additional assays, or modify release specifications.
We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced, safer or more effective than ours, which may adversely affect our financial condition and our ability to successfully develop and commercialize ZYNTEGLO, SKYSONA, and lovo-cel. If our competitors obtain orphan drug exclusivity for products that regulatory authorities determine constitute the same drug and treat the same indications as our product candidates, and they obtain marketing authorization, we may not be able to have competing products approved by the applicable regulatory authority for a significant period of time.

We are engaged in the development of gene therapies for severe genetic diseases, which is a competitive and rapidly-changing field. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, more experienced manufacturing capabilities, or more established commercial infrastructure. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, or less costly than any products that we may develop, or achieve patent protection, marketing approval, product commercialization and market penetration earlier than us. Additionally, technologies developed by our competitors may render our products uneconomical or obsolete, and we may not be successful in marketing our products and product candidates against competitors. For additional information regarding our competition, see “Item 1. Business—Competition” in our 2021 Annual Report on Form 10-K.
Even if we are successful in achieving marketing approval to commercialize a product or product candidate faster than our competitors, we may face competition from biosimilars due to the changing regulatory environment. In the United States, the Biologics Price Competition and Innovation Act of 2009 created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. This pathway could allow competitors to reference data from biological products already approved after 12 years from the time of approval. In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In Europe, a competitor may reference data from biological products already approved, but will not be able to get on the market until 10 years after the time of approval. This 10-year period will be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with our potential products. If competitors are able to obtain marketing approval for biosimilars referencing our potential products, our potential products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. Expiration or successful challenge of our applicable patent rights could also trigger competition from other products, assuming any relevant exclusivity period has expired.
In addition, although ZYNTEGLO, SKYSONA, and lovo-cel have been granted orphan drug status by the FDA there are limitations to the exclusivity. In the United States, the exclusivity period for orphan drugs is seven years, while pediatric exclusivity adds six months to any existing patents or exclusivity periods. Generally, if a product with an orphan drug designation receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our orphan drug designation), we will be precluded from receiving marketing approval for our potential products for the exclusivity period for the applicable indication.
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

Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our products and product candidates or adversely affect our ability to conduct our business or obtain and maintain marketing approvals for our products and product candidates.
Public perception may be influenced by claims that gene therapy, including gene editing technologies, is unsafe or unethical, and research activities and adverse events in the field, even if not ultimately attributable to us or our products and product candidates, could result in increased governmental regulation, unfavorable public perception, challenges in recruiting patients to participate in our clinical studies, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any approved products.
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
If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our LVV and drug products in accordance with GMP, whether due to the impacts of COVID-19 or otherwise, we will not be able to complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND and BLA submissions and approval of our product candidates, or to support commercialization of our products. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us at any time. If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.
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
We may be forced to manufacture LVV and drug product ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture our LVV or drug product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Any of these events could lead to clinical study delays or failure to obtain marketing approval, or impact our ability to successfully commercialize our products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.
We and our contract manufacturers are subject to significant regulation with respect to manufacturing our products and product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.

All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our products and product candidates, are subject to extensive regulation. Some components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our products and product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and where required, must adhere to the FDA’s or other regulator’s good laboratory practices ("GLP"), and GMP regulations enforced by the FDA or other regulator through facilities inspection programs. Some of our contract manufacturers have not produced a commercially-approved product and therefore have not obtained the requisite FDA or other marketing approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of marketing approval of our products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products and product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not pass a pre-approval plant inspection, FDA or other marketing approval of the products will not be granted.
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
If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical studies may be extended, delayed or terminated, and we may not be able to obtain marketing approval for, or successfully commercialize our products and product candidates. As a result, our financial results and the commercial prospects for our products and product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.
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
Our ability to generate revenues and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully complete the development of, and obtain the regulatory, pricing and reimbursement approvals necessary to commercialize ZYNTEGLO, SKYSONA, or lovo-cel. Our ability to generate revenues from product sales depends heavily on our success in:
•completing research and preclinical and clinical development of our product candidates;
•seeking and obtaining regulatory and marketing approvals for product candidates for which we complete clinical studies;
•developing a sustainable, commercial-scale, reproducible, and transferable manufacturing process for our vectors and drug products;
•establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products and services to support clinical development for our product candidates and commercial demand for our approved products;
•launching and commercializing any approved product, either by collaborating with a partner or, if launched independently, by sustaining a field-based team, marketing and distribution infrastructure;
•obtaining sufficient pricing and reimbursement for our approved products from private and governmental payers;
•obtaining market acceptance and adoption of our approved products and gene therapy as a viable treatment option;
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
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct. We may be incorrect in our assumptions regarding the applicability of drug pricing programs and rebates that may be applicable to our products and product candidates, which may result in our under- or over-estimating our anticipated product revenues especially as applicable laws and regulations governing pricing evolve over time. In addition, to the extent payment for our products and product candidates is subject to outcomes-based arrangements over time, as it is for ZYNTEGLO, the total payments received from product sales may vary, our cash collection of future payments and revenue assumptions from product sales will be at risk, and the timing of revenue recognition may not correspond to the timing of cash collection.
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
Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. We expect that following marketing approval, revenues from product sales will be difficult to predict from period to period, given the absence of historical sales data for ZYNTEGLO, SKYSONA, and lovo-cel.
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
Even if we obtain marketing approval in a jurisdiction, regulatory authorities may still impose significant restrictions on the indicated uses or marketing of any approved products, or impose ongoing requirements for potentially costly post-approval studies, post-market surveillance or patient or drug restrictions. For example, the FDA typically advises that patients treated with gene therapy undergo follow-up observations for potential adverse events for a 15-year period. Furthermore, we have agreed to provide confirmatory long-term clinical data to the FDA as a condition of the SKYSONA Accelerated Approval, and continued approval for the approved indication may be contingent upon verification and description of clinical benefit in a confirmatory trial. Additionally, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. We have experienced interruptions in our marketing of beti-cel in Europe due to safety concerns arising from our lovo-cel program, and we can make no assurance that we will not experience interruptions in any marketing or other commercialization activities in the future, whether due to safety concerns in any approved products, or due to events arising from programs that utilize technologies similar to or related to ours.

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
We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our products or product candidates harms patients, or is perceived to harm patients even when such harm is unrelated to our products or product candidates, our marketing approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.
The use of our product candidates in clinical studies and the sale of products for which we have obtained marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients participating in clinical trials, consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products and product candidates. There is a risk that our products and product candidates may induce adverse events. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•impairment of our business reputation;
•withdrawal of clinical study participants;
•costs due to related litigation;
•distraction of management’s attention from our primary business;
•substantial monetary awards to patients or other claimants;
•the inability to develop our product candidates or commercialize our approved products; and
•decreased demand for any approved product.
We carry product liability insurance and we believe our product liability insurance coverage is sufficient in light of our current clinical programs and approved products; however, we may not be able to maintain insurance coverage at commercially reasonable cost or in sufficient amounts to protect us against losses due to liability. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical treatments that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.
Patients with the diseases targeted by our products and product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our products and product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain marketing approval for any approved product, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our products and product candidates the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our marketing approval process in other countries, or impact and limit the type of marketing approval our product candidates may receive or our approved products maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.
*Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
The United States has enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our potential products, restrict or regulate post-approval activities and affect our ability to profitably sell products for which we have obtained marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
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
There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products and product candidates. Such reforms could have an adverse effect on anticipated revenue from products and product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop product candidates.

Our computer systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product candidates’ development programs and activities related to our approved products and have a material adverse effect on our reputation, business, financial condition or results of operations.
Our computer systems and those of our current or future third-party collaborators, service providers, contractors and consultants may fail and are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. The size and complexity of our information technology systems, and those of our collaborators, service providers, contractors and consultants, and the large amounts of information stored on those systems make those systems vulnerable to service interruptions, security breaches, or other failures, resulting from inadvertent or intentional actions by our employees or those of third-party business partners, or from cyber-attacks by malicious third parties. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. In addition to extracting sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The prevalent use of mobile devices also increases the risk of data security incidents. If we experience a material system failure, accident or security breach that causes interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or our products and product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. In addition, we rely on third-party service providers for management of the manufacture and delivery of drug product to patients in the commercial context, including for chain of identity and chain of custody. We also rely on third-party service providers for aspects of our internal control over financial reporting and such service providers may experience a material system failure or fail to carry out their obligations in other respects, which may impact our ability to produce accurate and timely financial statements, thus harming our operating results, our ability to operate our business, and our investors’ view of us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to material failures, security breaches, cyberattacks and other related breaches.
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
Risks related to our intellectual property
If we are unable to obtain or protect intellectual property rights related to our products and product candidates, we may not be able to compete effectively in our markets.
We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our products and product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our products and product candidates or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.
If the patent applications we hold or have in-licensed with respect to our programs or our products and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, our current and future products. Several patent applications covering our products and product candidates have been filed recently. We cannot offer any assurances about which, if any, patents will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product or product candidate under patent protection could be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file any patent application related to a product candidate. Furthermore, if third parties have filed such patent applications, an interference proceeding in the United States can be initiated by a third-party to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications.
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
Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, ex parte reexaminations, post-grant review, and inter partes review proceedings before the U.S. Patent and Trademark Office ("U.S. PTO") and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our products and product candidates may be subject to claims of infringement of the patent rights of third parties.
Third parties have asserted and in the future may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our products and product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product or product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product or product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.
Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our products or product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

We may not be successful in obtaining or maintaining necessary rights to gene therapy product components and processes for our development pipeline through acquisitions and in-licenses.
Presently we have rights to the intellectual property, through licenses from third parties and under patents that we own, to develop our product candidates and commercialize our products. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.
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
We may need to obtain licenses from third parties to advance the development of our product candidates or allow commercialization of our products, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected products or product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current product candidates, approved products, or future products, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.
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
If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected approved products or product candidates.
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
We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. We have had in the past, and we may also have in the future, ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our products and product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
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
•failure to successfully manage the commercial launch of ZYNTEGLO or SKYSONA or of lovo-cel following marketing approval, if and when obtained, including failure to manage our supply chain operations in the coordination and delivery of drug product to patients at qualified treatment centers;
•failure to obtain sufficient pricing and reimbursement for ZYNTEGLO or SKYSONA or for lovo-cel from private and governmental payers following marketing approval, if and when obtained;
•failure to obtain market acceptance and adoption of ZYNTEGLO or SKYSONA or of lovo-cel following marketing approval, if and when obtained;
•developments concerning the separation of our programs into two independent, publicly-traded companies;
•failure to maintain our existing strategic collaborations or enter into new collaborations;
•failure by us or our licensors and strategic collaboration partners to prosecute, maintain or enforce our intellectual property rights;
•changes in laws or regulations applicable to future products;
•inability to obtain adequate product supply for ZYNTEGLO, SKYSONA or lovo-cel, or the inability to do so at acceptable prices;
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
The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on August 16, 2022, President Biden signed into law the “Inflation Reduction Act” (“IRA”), which introduces a 15% corporate alternative minimum tax (”CAMT”) for corporations with average annual adjusted financial statement income for any three-year tax period ending after December 31, 2021 and preceding tax year exceeding $1 billion, effective for tax years beginning after December 31, 2021, as well as a 1% excise tax on stock repurchases made by public companies, climate and energy provisions, and extensions to the Affordable Care Act subsidies. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Uses of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None

Item 5. Other Information
On October 31, 2022, we entered into a sublease agreement (the “Sublease”) with Finch Therapeutics, Inc. (“Finch”) for laboratory space in the building located at 100 Hood Park Drive, Charlestown, MA (the “Premises”), that is the subject of a lease agreement (the “Lease”) by and between Finch and Hood Park, LLC (“Hood Park”), dated August 3, 2021 as amended and currently in effect. Our purpose for entering into the Sublease is to increase our laboratory space. We plan to move certain of our laboratory personnel to the Premises in the first quarter of 2023.
Under the terms of the Sublease, and subject to the consent of Hood Park to the Sublease, we will lease approximately 42,162 rentable square feet of the Premises at a fixed annual rent of approximately $2.3 million, subject to annual increases, plus certain operating expenses, utility costs and taxes, beginning upon the later of (i) the receipt of the aforementioned consent; or (ii) the delivery of the Premises to us (the later of (i) or (ii), the “Commencement Date”), and ending on the day that is immediately prior to the third anniversary of the Commencement Date, unless terminated in accordance with the terms of the Sublease and the Lease.
The foregoing description of the terms of the Sublease does not purport to be complete and is qualified in its entirety by reference to the full text of the Sublease, which is filed herewith as Exhibit 10.6.
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
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1*	Separation Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	2.1	November 4, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Amended and Restated By-laws of the Registrant	10-K	001-35966	3.2	February 23, 2021
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
4.2	Form of Pre-Funded Warrant	8-K	001-35966	4.1	September 8, 2021
10.1	Amendment No. 5 to Clinical and Commercial Supply Agreement Viral Vector Product by and between bluebird bio, Inc. and SAFC Carlsbad, Inc.	—	—	—	Filed herewith
10.2*	Amendment to the Transition Services Agreement, by and between 2seventy bio, Inc. and the Registrant	10-Q	001-35966	10.2	August 4, 2022
10.3#	Separation Agreement, dated as of September 12, 2022, by and between bluebird bio, Inc. and Jason F. Cole	—	—	—	Filed herewith
10.4*#	Consulting Agreement, dated as of September 12, 2022, by and between bluebird bio, Inc. and Jason F. Cole	—	—	—	Filed herewith
10.5#†	Consulting Agreement, dated May 26, 2022, by and between bluebird bio, Inc. and Danforth Advisors, LLC, as amended	—	—	—	Filed herewith
10.6*	Sublease, dated October 31, 2022, by and between Finch Therapeutics, Inc. and bluebird bio, Inc.	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

*    Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any such schedules and exhibits to the SEC upon request.
#    Indicates a management contract or any compensatory plan, contract or arrangement.
†    Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.
Date: November 7, 2022	By:	/s/ Andrew Obenshain
Andrew Obenshain President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: November 7, 2022	By:	/s/ Katherine Breedis
Katherine Breedis Interim Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)