Form 10-K
period 2022-12-31
bluebird bio, Inc.
filed 2023-03-29
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________________________________________
FORM 10-K
___________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission File Number: 001-35966
___________________________________________________________________________
bluebird bio, Inc.
(Exact Name of Registrant as Specified in Its Charter
___________________________________________________________________________

Delaware	13-3680878
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
455 Grand Union Boulevard
Somerville, Massachusetts	02145
(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was $302,268,804.
As of March 27, 2023, there were 106,370,265 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

•our expectations and projections regarding the sufficiency of our cash, cash equivalents, marketable securities and restricted cash to fund our operations;

•our ability to establish and scale commercial viral vector and drug product manufacturing capabilities, and to ensure adequate supply of our viral vectors and drug products, and our plans and expectations regarding our manufacturing activities;

•the timing or likelihood of regulatory filings and marketing approvals for our product candidates and our plans and expectations relating thereto;

•our plans and expectations regarding our commercialization activities for any approved products and the timing or success thereof, including expectations regarding our network of qualified treatment centers;

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

•the impact of the general economic conditions and uncertainties, including as a result of COVID-19 pandemic; and

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

•There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our commercial programs, product development efforts or other operations.

•Insertional oncogenesis is a significant risk of gene therapies using viral vectors that can integrate into the genome. Any such adverse events may require us to halt or delay further clinical development of our product candidates or to suspend or cease commercialization following marketing approval, and the commercial potential of our products and product candidates may be materially and negatively impacted.

•We rely on a complex supply chain for SKYSONA, ZYNTEGLO, and lovo-cel. The manufacture, testing and delivery of LVV and drug products present significant challenges for us, and we may not be able to produce our vector and drug products at the quality, quantities, or timing needed to support our clinical programs and commercialization.

•Changes in our manufacturing processes may cause delays in our clinical development and commercialization plans.

•We cannot predict when or if we will obtain marketing approval to commercialize lovo-cel, and the marketing approval of our product candidates may ultimately be for more narrow indications than we expect. If lovo-cel or other candidates are not approved in a timely manner or at all for any reason, our business prospects, results of operations, and financial condition would be adversely affected.

•We have limited experience as a commercial company and the marketing and sale of ZYNTEGLO, SKYSONA and of lovo-cel following marketing approval (if and when obtained), may be unsuccessful or less successful than anticipated.

•The commercial success of ZYNTEGLO, SKYSONA and of lovo-cel following marketing approval (if and when obtained), will depend upon the degree of market acceptance by physicians, patients, payers and other stakeholders.

•If the market opportunities for our product candidates are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.

•The insurance coverage and reimbursement status of newly-approved products in the United States is uncertain. Due to the novel nature of our technology and the potential for our product to offer lifetime therapeutic benefit in a single administration, we face unique and additional challenges in obtaining adequate pricing and reimbursement for our products. Failure to obtain or maintain adequate coverage and reimbursement for any new or current product could limit our ability to market those products and decrease our ability to generate revenue.

•We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced, safer or more effective than ours, which may adversely affect our financial condition and our ability to successfully develop and commercialize ZYNTEGLO, SKYSONA and lovo-cel.

PART I
Item 1. Business
Overview
We are a biotechnology company committed to researching, developing, and commercializing potentially curative gene therapies for severe genetic diseases based on our proprietary lentiviral vector (“LVV”) gene addition platform. In 2022, following more than a decade of leadership in research and clinical development, we received approval from the US Food and Drug Administration (the “FDA”) for two gene therapies: ZYNTEGLO® (betibeglogene autotemcel, also known as beti-cel) and SKYSONA® (elivaldogene autotemcel, also known as eli-cel). Both therapies were launched in the fourth quarter of 2022, and we emerged as a leading commercial gene therapy company.
The FDA approved ZYNTEGLO for the treatment of adult and pediatric patients with ß-thalassemia who require regular red blood cell transfusions on August 17, 2022. The FDA granted accelerated approval of SKYSONA to slow the progression of neurologic dysfunction in boys 4-17 years of age with early active cerebral adrenoleukodystrophy (“CALD”) on September 16, 2022. Prior to FDA approval, both ZYNTEGLO and SKYSONA received unanimous favorable votes from the FDA’s Cellular, Tissue and Gene Therapy Advisory Committee in June 2022. We intend to submit a biologics licensing application (“BLA”) to the FDA for our third gene therapy program -- lovotibeglogene autotemcel - also known as lovo-cel - requesting priority review of the treatment for patients 12 and older with sickle cell disease (“SCD”) with a history of vaso-occlusive-events.
We estimate that approximately 22,000 patients living with ß-thalassemia, CALD and SCD in the United States may potentially be addressable by ZYNTEGLO, SKYSONA and, if approved, lovo-cel, with 20,000 of these patients estimated to have SCD, 1,300-1,500 estimated to have ß-thalassemia and 40 estimated to have CALD.
In 2022, fiscal discipline remained a priority for us. Following a corporate restructuring in April 2022, we reduced operating expenses by approximately 30% with a strategic focus on near-term catalysts, while also leveraging opportunities to extend our cash runway, including the sale of two Rare Pediatric Disease Priority Review Vouchers (“PRVs”) granted upon the FDA’s approval of both ZYNTEGLO and SKYSONA and completion of an equity financing in January 2023.
Our Platform
We believe we have the largest and deepest ex vivo gene therapy data set in the industry, with more than 700 patient years of experience. We custom design each of our products and product candidates to address the underlying cause of disease by introducing a functional copy of a gene to patients’ own enriched hematopoietic stem cells ("HSCs"). In a rapidly advancing field, we have developed in-depth analytical methods to understand the safety of our LVV technologies, which are designed to deliver a sustained, lifelong response from a one-time treatment and to improve upon allogeneic hematopoietic stem cell transplant ("HSCT"), which carries significant limitations, including the ability to identify matched donors, risk of transplant-related graft-vs-host disease ("GVHD") and death, as well as to improve upon current treatment approaches used with patients not currently eligible to receive allogeneic HSCT.
Our Programs
ZYNTEGLO® (betibeglogene autotemcel)
On August 17, 2022, the FDA approved ZYNTEGLO, the first gene therapy for people with β-thalassemia who require regular red blood cell transfusions. ZYNTEGLO is approved for patients of all ages and genotypes and offers patients a potentially curative benefit through the achievement of durable transfusion independence and normal or near normal total hemoglobin levels.
β-thalassemia is a rare, genetic blood disease caused by mutations in the beta-globin gene and characterized by significantly reduced or absent adult hemoglobin production. Patients with the most severe form, sometimes called transfusion-dependent β-thalassemia or β-thalassemia major, experience severe anemia and lifelong dependence on regular red blood cell transfusions, a lengthy process that patients typically undergo every 2-5 weeks. Despite advances in treatment and improved transfusion techniques, transfusions only temporarily address symptoms of anemia and people with β-thalassemia who require regular transfusions have an increased risk for morbidity and mortality due to complications from treatment-related iron overload. Data from the Cooley’s Anemia Foundation indicate that the median age of death of patients with transfusion-

dependent β-thalassemia in the U.S. who died during the last decade was just 37 years. We estimate that there are approximately 1,300-1,500 individuals with transfusion-dependent β-thalassemia in the U.S.
ZYNTEGLO works by using LVV to add functional copies of a modified form of the beta-globin gene (βA-T87Q-globin gene) into a patient’s own HSCs, allowing them to make normal to near normal levels of total hemoglobin without regular red blood cell ("RBC") transfusions. The functional beta-globin gene is added into a patient’s cells outside of the body (ex-vivo), and the modified genes are then administered to the patient via infusion. The treatment process is comprised of several steps that may take place over the course of several months.
Clinical Development Program
We believe we have the longest and most robust clinical program for β-thalassemia in the field of gene therapy. We are conducting, or have conducted, the following clinical studies to evaluate the safety and efficacy of beti-cel in the treatment of patients with β-thalassemia:
•HGB-207 was a single-dose, open-label, non-randomized, international, multi-site phase 3 clinical study that evaluated the safety and efficacy of beti-cel to treat patients with transfusion-dependent β-thalassemia ("TDT") and non-β0/β0 genotypes. This study was completed in March 2022. Twenty-three patients were enrolled and completed dosing in the study, consisting of 15 adolescent and adult patients between 12 and 34 years of age at enrollment, and eight pediatric patients less than 12 years of age at enrollment. Age at enrollment ranged from four to 34 years old. To be enrolled, patients with TDT and non-β0/β0 genotypes had to have received at least 100 mL/kg/year of RBCs or at least eight transfusions per year for the previous two years. All patients must have been eligible for HSCT, but without a known and available matched family HSCT donor. The primary endpoint of this study was the proportion of treated patients who achieved transfusion independence, defined as weighted average hemoglobin levels ≥9.0 g/dL without any RBC transfusions for a continuous period of at least 12 months at any time during the study after treatment. The secondary endpoints of this study were designed to quantify gene transfer efficiency and expression, and to measure the effects of treatment with beti-cel on transfusion requirements and clinical events. Safety evaluations performed during the study included monitoring of laboratory parameters, frequency and severity of clinical adverse events, incidence of acute and/or chronic graft versus host disease, success and kinetics of platelet and neutrophil engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any patient and characterization of events of clonal predominance or leukemia. Each patient remained on study for approximately 24 months post-treatment and then was invited to enroll in LTF-303, a long-term follow-up protocol that is assessing safety and efficacy for an additional 13 years.
•HGB-212 was a single-dose, open-label, non-randomized, international, multi-site phase 3 clinical study that evaluated the efficacy and safety of beti-cel to treat patients with TDT who have either a β0/β0, β0/IVS-I-110, or IVS-I-110/IVS-I-110 genotypes. This study was completed in November 2022. Eighteen patients were enrolled and completed dosing in the study, consisting of ten adolescent and adult patients between twelve and 34 years of age at enrollment, and eight patients less than twelve years of age at enrollment. To be eligible, patients must have received at least 100 mL/kg/year of RBCs or at least eight transfusions per year for the previous two years. All patients must have been clinically stable and eligible to undergo HSCT (but without a known and available matched family HSCT donor) and been treated and followed for at least the last two years in a specialized center that maintained detailed medical records, including transfusion history. The primary endpoint of this study was the proportion of treated patients who met the definition of transfusion independence, which was identical to the definition in our HGB-207 study. The secondary endpoints of this study were designed to measure the proportion of patients who meet the definition of transfusion reduction, which was defined as the reduction in volume of RBC transfusion requirements (in mL/kg) in the post-treatment time period of months 12 to 24 compared to the average annual transfusion requirement in the 24 months prior to enrollment, to quantify gene transfer efficiency and expression, and to measure the effects of treatment with beti-cel on transfusion requirements post-treatment and clinical events. Safety evaluations performed during the study included monitoring of laboratory parameters, frequency and severity of clinical adverse events, incidence of acute and/or chronic graft versus host disease, success and kinetics of platelet and neutrophil engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any patient and characterization of events of clonal predominance or leukemia. Each patient remained on study for approximately 24 months post-treatment and then was invited to enroll in LTF-303, a long-term follow-up protocol that is assessing safety and efficacy for an additional 13 years.
•HGB-204 was a single-dose, open-label, non-randomized, international, multi-site phase 1/2 clinical study designed to evaluate the safety and efficacy of beti-cel in increasing hemoglobin production and the proportion of treated patients who meet the definition of transfusion independence. This study was completed in February 2018, and patients in this study were enrolled in a long-term follow-up protocol to assess safety and efficacy beyond the study follow-up period. Eighteen adults and adolescents were treated in the study. To be eligible for enrollment in this study, patients were between 12 and 35 years of age with a diagnosis of TDT and received at least 100 mL/kg/year of RBCs or at least eight transfusions per year in each of the two years preceding enrollment. The patients were also medically eligible for allogeneic HSCT. Efficacy was evaluated primarily by the production of ≥2.0 g/dL of hemoglobin A containing βA-T87Q-globin for the six-month period between 18- and 24-months post-treatment. Exploratory efficacy endpoints included RBC transfusion requirements per month and per year, post-treatment. Safety evaluations performed during the study included success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any patient and characterization of events of insertional mutagenesis leading to clonal predominance or leukemia. Subjects were monitored by regular screening. Each patient remained on study for approximately 24 months from time of consent and then was invited to enroll in LTF-303, a long-term follow-up protocol that is assessing safety and efficacy for an additional 13 years.
•HGB-205 was a proof-of-concept, single-dose, open-label, non-randomized, phase 1/2 clinical study conducted at a single site in France to examine the safety and efficacy of beti-cel in four patients with β-thalassemia that also enrolled patients with SCD. Each patient remained on study for approximately 24 months from time of consent and then was invited to enroll in LTF-303, a long-term follow-up protocol that is assessing safety and efficacy for an additional 13 years.
•LTF-303 is the long-term follow-up study for patients with β-thalassemia from our HGB-204, HGB-205, HGB-207, or HGB-212 studies who were treated with beti-cel once they complete the original study protocol’s follow-up period of approximately two years. Under LTF-303, patients will be followed for approximately an additional 13 years for a total of approximately 15 years post-treatment.
The approval of ZYNTEGLO was based primarily on data from the phase 3 HGB-207 and HGB-212 studies and the long-term follow-up study LTF-303.
Data from the phase 3 studies (HGB-207 and HGB-212) presented at the American Society of Hematology (ASH) Annual Meeting in December 2022 demonstrated that 90.2% (37/41) of patients treated achieved transfusion independence as of the July 2022 data cut. Transfusion independence is defined as no longer needing red blood cell transfusions for at least 12 months while maintaining a weighted average total hemoglobin of at least 9 g/dL. Patients who achieved transfusion independence produced normal or near normal levels of total hemoglobin and demonstrated improvements in markers of iron overload and markers of ineffective erythropoiesis. Results in these patients were durable as of last follow-up.
Data from all 63 patients treated across our β-thalassemia gene therapy clinical development program have generally continued to demonstrate sustained treatment effect and quality of life improvements in patients with β-thalassemia who require regular red blood cell transfusions following treatment with beti-cel up to 8 years post-treatment (n=3), across ages and genotypes. Based on testimonials collected at month 36 from patients who achieved transfusion independence, the ability to seek employment or be employed increased to 93% of patients (13/14) from 67% (10/15) at baseline. There was also a reduction in the number of absences from school compared with baseline (from 95% (18/19) of impacted patients to 50% (5/10)). In addition, at month 36, 81% (17/21) of patients reported improvement in physical activity, and 100% (20/20) reported that they felt they had benefited from undergoing treatment with beti-cel.
Nineteen percent (12/63) of patients experienced ≥1 adverse event ("AE") considered related or possibly related to beti-cel; the most common beti-cel related AEs were abdominal pain (5/63 [8%]) and thrombocytopenia (3/63 [5%]). Veno-occlusive liver disease, observed in 11% (7/63) of patients, resolved after treatment. Three patients experienced acute events unrelated to their β-thalassemia that required packed red blood cell transfusions (phase 1/2, n=1; phase 3, n=2). No hematologic malignancies, insertional oncogenesis, or vector-derived replication competent lentivirus, was observed.
As part of the FDA approval, we are required to conduct a prospective, multi-center observational study (REG-501) which will evaluate the long-term safety of ZYNTEGLO, including the risk of secondary malignancies occurring after treatment with ZYNTEGLO in at least 150 patients.
SKYSONA® (elivaldogene autotemcel)
On September 16, 2022, the FDA granted accelerated approval of SKYSONA (elivaldogene autotemcel), also known as eli-cel, to slow the progression of neurologic dysfunction in boys 4-17 years of age with early, active CALD.  The SKYSONA product label includes a boxed warning for the risk of hematologic malignancy.

CALD is the most severe form of adrenoleukodystrophy, a rare X-linked metabolic disorder caused by mutations in the ABCD1 gene, which results in accumulation of very long-chain fatty acids ("VLCFAs") in plasma and tissues. CALD involves a progressive destruction of myelin, the protective sheath of the nerve cells in the brain that are responsible for thinking and muscle control. The disease, which primarily affects young boys, is associated with irreversible neurologic decline, including major functional disabilities such as loss of communication, cortical blindness, requirement for tube feeding, total incontinence, wheelchair dependence, or complete loss of voluntary movement. Nearly half of patients who do not receive treatment die within five years of symptom onset. Prior to the approval of SKYSONA treatment, effective options were limited to allo-HSCT, which is associated with the risk of serious potential complications including death, that can increase dramatically in patients without a human leukocyte antigen matched donor.
Our approach involves the ex vivo insertion of a functional copy of the ABCD1 gene into the patient’s own HSCs via LVV. Following engraftment, we expect the transduced HSCs to differentiate into other cell types, including macrophages and cerebral microglia, which produce functional adrenoleukodystrophy protein ("ALDP"). We believe that the functional ALDP can then enable the local degradation of VLCFAs in the brain, which in turn can stabilize the disease by preventing further cerebral inflammation and demyelination that are characteristics of CALD.
We have agreed to provide confirmatory long-term clinical data to the FDA as a condition of the SKYSONA accelerated approval, and continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial.
Clinical Development Program
The approval of SKYSONA was based on data from our phase 2/3 study (ALD-102 (n=32)) and phase 3 study (ALD-104 (n=35)).
Both open-label, single-arm studies enrolled patients with early, active CALD who had elevated very long chain fatty acid (VLCFA) values, a Loes score between 0.5 and 9 (inclusive), and gadolinium enhancement on magnetic resonance imaging (MRI) of demyelinating lesions. Additionally, patients were required to have a neurologic function score ("NFS") of ≤ 1, indicating limited changes in neurologic function. The efficacy of SKYSONA was compared to a natural history population.
Per protocol, patients treated with SKYSONA were assessed using the NFS and monitored for the emergence of six Major Functional Disabilities ("MFDs") associated with CALD progression including loss of communication, cortical blindness, requirement for tube feeding, total incontinence, wheelchair dependence, or complete loss of voluntary movement.
The accelerated approval of SKYSONA was based on an intermediate clinical endpoint of MFD-free survival. A post-hoc enrichment analysis in symptomatic patients assessed MFD-free survival from onset of symptoms (NFS ≥ 1) in SKYSONA treated (N=11) and untreated patients (N=7). SKYSONA treated patients had an estimated 72 percent likelihood of MFD-free survival at 24 months from time of first NFS ≥ 1, compared to untreated patients who had an estimated 43 percent likelihood of MFD-free survival.
The most common adverse events (incidence [≥ 20%]) were mucositis, nausea, vomiting, febrile neutropenia, alopecia, decreased appetite, abdominal pain, constipation, pyrexia, diarrhea, headache and rash. Myelodysplastic syndrome ("MDS"), a hematologic malignancy, has developed in patients treated with SKYSONA in clinical studies and, as of March 2023, MDS had been diagnosed in three patients after administration of SKYSONA. The SKYSONA product label includes a boxed warning for the risk of hematologic malignancy.
Enrollment is complete and all patients have been treated in both studies; follow-up in ALD-104 is ongoing. All patients who complete 24 months of follow-up in studies ALD-102 or ALD-104 are encouraged to participate in a long-term follow-up study (LTF-304) to continue monitoring safety and efficacy outcomes in boys treated with SKYSONA through 15 years post-treatment.
As part of the accelerated approval process with the FDA, we have post-marketing requirements to follow patients who received SKYSONA in studies ALD-102 and ALD-104 for a minimum of ten years to assess event-free survival or need for hematopoietic stem cell transplant. In addition, as a post-marketing requirement, a long-term study is being conducted to assess the safety of SKYSONA and the risk of secondary malignancies occurring after treatment with SKYSONA. We plan to fulfill this latter post-marketing requirement through an observational study (REG-502) which will enroll at least 120 patients followed for 15 years who receive SKYSONA in the commercial setting, which will include studying the effectiveness and safety in 24 boys with more advanced early active CALD for at least five years who are newly treated with SKYSONA.

The eli-cel program was subject to a clinical hold beginning in August 2021, when we received the first report of MDS. On September 15, 2022, the FDA lifted the clinical hold, prior to the completion of its review, and approval, of the SKYSONA BLA.
Lovotibeglogene autotemcel
We are developing (lovotibeglogene autotemcel), also known as lovo-cel, as a one-time treatment for patients with SCD, a serious, progressive and debilitating genetic disease caused by a single mutation in the beta-globin gene that leads to the production of abnormal sickle hemoglobin ("HbS"). HbS causes RBCs to become sickled and fragile, resulting in chronic hemolytic anemia, vasculopathy and unpredictable, vaso-occlusive events ("VOEs"), requiring frequent hospitalization. In the United States, more than 100,000 people are believed to have SCD, and the median age of death for a person living with the disease is 45 years. One in four people living with SCD experience a stroke by age 45, and 75 percent of people living with SCD report difficulty completing daily tasks.
We intend to submit a BLA to the FDA for lovo-cel requesting priority review of the treatment for patients 12 and older with SCD with a history of vaso-occlusive events. The BLA submission will be based on efficacy results from 36 patients in the HGB-206 Group C cohort and include a median of 32 months of follow up. We anticipate that the BLA submission will also include efficacy results from two patients with 18 months of follow up in the HGB-210 study. Efficacy endpoints in the clinical studies focused on the resolution of severe vaso-occlusive events (sVOEs) and VOEs, as well as globin response based on βA-T87Q expression, total hemoglobin and health related quality of life measures. A vaso-occlusive event was defined as an episode of acute pain with no medically determined cause other than a vaso-occlusion, including acute episodes of pain, acute chest syndrome, acute hepatic sequestration, acute splenic sequestration, and acute priapism. A severe vaso-occlusive event was defined as such an event leading to a visit to a hospital or emergency department lasting for at least 24 hours, at least two visits to a day unit or emergency department during a 72-hour period (with both visits requiring intravenous treatment), or an episode of priapism lasting more than 2 hours and resulting in a visit to a medical facility.
Data from the August 2022 BLA data cut, which will be used for the BLA submission, showed similar rates of complete resolution of sVOE and VOE (97% and 90%, respectively) as previously published data from the Group C pivotal cohort of HGB-206 through 24 months of follow-up. Moreover, in such August 2022 data cut, maintenance of complete VOE resolution in the majority of patients through long-term follow-up, combined with stable production of HbAT87Q, suggest outcomes have remained durable effect. We anticipate that the BLA submission will also include safety data from 50 patients treated across the entire lovo-cel program, including six patients with ≥ 6 years of follow-up.
We anticipate that the BLA submission will also include safety data as of August 2022 from 50 patients treated across the entire lovo-cel program, with 6 patients having ≥ 6 years of follow-up. The majority of adverse events in treated patients were attributed to underlying sickle cell disease or conditioning with busulfan. Nonserious adverse events related to lovo-cel included infusion reactions (hot flush and decreased blood pressure) in 2 patients (4%). Serious adverse events related to lovo-cel included anemia in 2 patients (4%) with alpha-thalassemia, and leukemia in 2 patients (4%), not resulting from insertional oncogenesis. Three of 50 patients (6%) died, 1 due to sudden cardiac death and 2 due to leukemia. Additional data from the BLA data package is anticipated to be published or presented at a medical congress in 2023.
If approved by the FDA, we intend to launch lovo-cel using third-party commercial manufacturing facilities for both the vector and drug product, using a suspension lentiviral vector process. We believe this approach supports the potential commercialization of lovo-cel with a robust and scalable manufacturing process to meet patient demand. We have completed manufacturing of commercial drug product validation lots, and in December 2022 we submitted vector and drug product comparability analyses to the FDA, which included data from the HGB-210 study. In mid-February 2023, we received feedback from the FDA and subsequently submitted additional analyses supporting comparability of the proposed commercial process to the FDA, as further described below under "Manufacturing activities".
In December 2022, the FDA lifted a partial clinical hold on our clinical program for lovo-cel for patients under the age of 18, which had been in place since December 2021.
Lovo-cel is designed to work by using LVV to add functional copies of a modified form of the beta-globin gene (βA-T87Q-globin gene) into the patient’s own HSCs, potentially allowing them to make normally functioning hemoglobin A and normal RBCs. The functional beta-globin gene is added into a patient’s cells outside of the body (ex-vivo), and the modified genes are then administered to the patient via infusion. The treatment process is comprised of several steps that may take place over the course of several months. βA-T87Q-globin is designed to become part of the hemoglobin that the patient produces and HbAT87Q reduces the sickling of red blood cells in patients and may serve as a distinct biomarker used to quantify expression levels of the transgenic beta-globin protein in lovo-cel treated patients with SCD. By reducing the amount of red blood cell sickling, we believe the risk of vaso-occlusive events in patients should be reduced.
Lovo-cel has been granted Fast Track Designation for the treatment of SCD, Orphan Drug Designation for the treatment of SCD, Regenerative Medicine Advanced Therapy ("RMAT") Designation for the treatment of SCD, and Rare Pediatric Disease Designation for the treatment of SCD by the FDA.
Clinical Development Program
We are conducting, or have conducted, the following clinical studies to evaluate the safety and efficacy of lovo-cel in the treatment of patients with SCD:
•HGB-206 is a single-dose, open-label, non-randomized, multi-site phase 1/2 clinical study in the United States evaluating the safety and efficacy of lovo-cel. A total of 45 patients were treated with lovo-cel in this study across three treatment cohorts. Patients must have been at least twelve years of age at enrollment with a diagnosis of sickle cell disease, with βS/βS, βS/β+ or βS/β0 genotype. Patients must have had recurrent severe VOEs and must have failed to achieve clinical benefit from treatment with hydroxyurea. We refer to patients treated in the HGB-206 study under the amended study protocol utilizing HSCs from peripheral blood after mobilization with plerixafor as patients in “Group C” (n=36) rather than utilizing HSCs collected via bone marrow harvest, as in Groups A (n=7) and B (n=2). A refined manufacturing process designed to increase vector copy number and further protocol refinements made to improve engraftment potential of gene-modified stem cells were used for Group B and Group C. The primary efficacy endpoint for this study is the percentage of patients with complete resolution of all VOEs, between six- and 18-months post-treatment, and the secondary efficacy endpoints for this study includes the percentage of patients with complete resolution of severe VOEs and globin response based on βA-T87Q expression and total hemoglobin. Safety endpoints includes monitoring for laboratory parameters and frequency and severity of adverse events; the success and kinetics of HSC engraftment; the incidence of treatment related mortality and overall survival; the detection of vector-derived replication-competent lentivirus in any patient; and the characterization of events of insertional mutagenesis leading to oligoclonality, or leukemia. Each patient remains on study for approximately 24 months post-treatment and is then invited to enroll in LTF-307, a long-term follow-up protocol that will assess safety and efficacy for an additional 13 years.
•HGB-210 is a single-dose, open-label, non-randomized, multi-site, phase 3 clinical study in the United States designed to evaluate the efficacy and safety of lovo-cel in the treatment of patients with SCD, with a target enrollment of 35 pediatric and adult patients. Patients must be at least two years of age at enrollment with a diagnosis of sickle cell disease, with βS/βS, βS/β+ or βS/β0 genotype. Patients must have recurrent VOEs and must have failed to achieve clinical benefit from treatment with hydroxyurea. The primary efficacy endpoint for this study is complete resolution of VOEs, between six- and 18-months post-treatment, and the secondary efficacy endpoint for this study includes the percentage of patients with complete resolution of severe VOEs and globin response based on βA-T87Q expression and total hemoglobin. Safety endpoints include monitoring for laboratory parameters and frequency and severity of adverse events; the success and kinetics of HSC engraftment; the incidence of treatment related mortality and overall survival; the detection of vector-derived replication-competent lentivirus in any patient; and the characterization of events of insertional mutagenesis leading to oligoclonality or leukemia. Each patient remains on study for approximately 24 months post-treatment and is then invited to enroll in LTF-307, a long-term follow-up protocol that will assess safety and efficacy for an additional 13 years. Data from drug product manufactured at our commercial manufacturing facility for the HGB-210 study are included in the lovo-cel BLA submission to demonstrate analytical comparability and support validation of our commercial manufacturing process.
•HGB-205 was a proof-of-concept, single-center phase 1/2 study in France of three patients with SCD which also enrolled patients with β-thalassemia. Those with SCD must have failed to achieve clinical benefit from treatment with hydroxyurea and have an additional poor prognostic risk factor (e.g., recurrent vaso-occlusive crises ("VOCs"), or acute chest syndrome). All patients must have been eligible for allogeneic HSCT, but without a matched sibling allogeneic HSCT donor. The primary objective of our HGB-205 study was to determine the safety, tolerability and success of engraftment of the drug product. The secondary objectives of the study were to quantify gene transfer efficiency and expression, and to measure the effects of treatment on disease-specific biological parameters and clinical events. In the case of patients with TDT and SCD, this meant the volume of RBC transfusions, and for patients with SCD, it also meant the number of VOCs and acute chest syndrome in each patient, compared with the two-year period prior to treatment. Safety evaluations performed during the study included success and kinetics of HSC engraftment, incidence of transplant-related mortality post-treatment, overall survival, detection of vector-derived replication-competent lentivirus in any patient and characterization of events of clonal predominance or leukemia/

lymphoma. Each patient remained on study for approximately 24 months post-treatment and then was invited to enroll in LTF-307, a long-term follow-up protocol that will assess safety and efficacy for an additional 13 years.
•LTF-307 is the long-term follow-up study for patients with SCD from our HGB-205, HGB-206, or HGB-210 studies who were treated with lovo-cel once they complete the original study protocol’s follow-up period of approximately two years. Under LTF-307, patients will be followed for approximately an additional 13 years for a total of approximately 15 years post-treatment.
Manufacturing activities
We have entered into multi-year agreements with external manufacturing partners to support our programs in the United States. We have multi-year agreements with SAFC Carlsbad, Inc. ("SAFC", a subsidiary of MilliporeSigma), and Thermo Fisher Scientific, Inc. (previously Novasep) in the production of LVV. We use an adherent cell culture process at SAFC to manufacture LVV for ZYNTEGLO and SKYSONA. In addition, we have entered into multi-year agreements with Lonza Houston, Inc. to produce clinical and commercial drug product for ZYNTEGLO and SKYSONA and Minaris Regenerative Medicine ("Minaris") to produce drug product for lovo-cel. We also rely on specialized third-party testing organizations to confirm the quality of LVV and drug product prior to their use in clinical trials and commercial sales.
Over the course of the clinical development program for lovo-cel, we transitioned the lovo-cel LVV manufacturing process from an adherent cell culture process to a suspension process in order to meet anticipated commercial demand and potentially lower our cost of goods. Additionally, we transitioned lovo-cel drug product manufacturing from a clinical manufacturing site to a commercial manufacturing site. Our registrational clinical study for lovo-cel (which we refer to as HGB-206 Group C) was supplied primarily with LVV manufactured with the adherent process and drug product manufactured at both our clinical and commercial manufacturing sites; however, we plan to commercially launch utilizing the suspension process and commercial drug product manufacturing, if approved. To support these changes in manufacturing, in December 2022 we completed planned analytical analyses to demonstrate comparability between the two processes. In mid-February 2023, we received feedback from the FDA regarding comparability of lovo-cel using the proposed commercial process. We have submitted additional analyses to address the FDA's questions. The FDA is reviewing the analyses prior to our submission of the BLA and we plan to move quickly to submit the BLA upon resolution of the FDA's comparability questions. Please see Part I, Item 1A. "Risk Factors—Changes in our manufacturing processes may cause delays in our clinical development and commercialization plans" of this Annual Report on Form 10-K for further information.
We believe our team of technical personnel has extensive manufacturing, analytical and quality experience as well as strong project management discipline to oversee these contract manufacturing activities, and to compile manufacturing and quality information for our regulatory submissions and commercialization efforts. For the treatment of patients with our drug product in the commercial setting following approval if and when received, we are collaborating with participating treatment centers in the United States, which we refer to as qualified treatment centers ("QTCs"), to be centers for collection of HSCs from the patient and for infusion of drug product to the patient.
In 2022, we paused efforts to demonstrate comparability of using cryopreserved patient starting material versus fresh patient starting material for the manufacture of lovo-cel drug product to focus our resources on BLA approvals and product launches. We are evaluating plans to reinitiate and advance cryopreserved starting material. If these efforts are successful, including if cryopreservation is determined to be technically feasible and is approved by the FDA and implemented with respect to our lovo-cel program, we believe cryopreservation could (i) expand the patient population that our therapies could potentially serve by improving patient and QTC experience by reducing the number of mobilization cycles, and (ii) lower our cost of goods by reducing the need for multiple manufacturing runs per patient.
Commercial operations
Throughout the course of 2022, we established commercial capabilities by adding employees with established experience in quality assurance and compliance, medical education, marketing, supply chain, sales, public policy, patient services, market access and product reimbursement.
Our commercial strategy centers on three key components:
•A qualified treatment center network
•Quality access and reimbursement
•Patient support

As of March 27, 2023, ZYNTEGLO is commercially available to patients in the US through a network of 12 QTCs (defined as having a signed services agreement). Each ZYNTEGLO QTC has been selected based on their expertise in areas such as transplant, cell, and gene therapy, and is trained to administer ZYNTEGLO. We expect to scale to between 40 to 50 centers by the end of 2023. Five commercial patient starts (which we define as patients who have had their cells collected) have occurred for ZYNTEGLO, as of March 27, 2023. Following cell collection, the patient’s cells are shipped to a manufacturing facility where they are transduced with the appropriate LVV and tested to ensure they meet stringent release specification criteria. They are then frozen and shipped back to the QTC where the patient receives treatment via IV infusion. It is estimated to take between 70 – 90 days from apheresis (cell collection) to when manufactured drug product is ready to be shipped back to the QTC for patient infusion.
We have set a wholesale acquisition cost of $2.8M for ZYNTEGLO. To help enable timely and quality access for patients, we are offering payers an outcomes-based agreement, under which we will reimburse contracted commercial and government payers up to 80% of the cost of the therapy if a patient fails to achieve and maintain transfusion independence up to two years following infusion. All patients in ZYNTEGLO phase 3 studies who achieved transfusion independence have remained transfusion free as of March 2023. As of March 2023, more than 190 million US lives are covered by a favorable coverage policy for ZYNTEGLO.
ZYNTEGLO commercial launch operations are expected to enable a smooth transition to a potential lovo-cel commercial launch if and when it is approved by the FDA for the treatment of patients with SCD. The planned QTC footprint is designed to rapidly reach SCD patients, and the established QTC ZYNTEGLO contract is expected to allow for a simplified activation process for lovo-cel. We estimate that 65% of SCD patients will live within 50 miles of a planned QTC at launch.
SKYSONA is currently available through a network of three activated QTCs. Cell collection has been completed for two commercial SKYSONA patients as of March 2023 and on March 16, 2023 the first SKYSONA commercial infusion was completed. We believe payers recognize the value and urgency to treat these patients, and to date there have been no ultimate denials by payers for the therapy. We have set a wholesale acquisition cost of $3 million for SKYSONA.
For our approved therapies, we have established mybluebirdsupport, a patient support program that provides education, insurance and treatment support using patient navigators.
While we believe we have largely established appropriate quality systems, compliance policies, systems and procedures, as well as internal systems and infrastructure necessary for supporting our complex supply chain and commercialization activities, we expect that we may make additional targeted investments as we continue our efforts to build our network of qualified treatment centers, plan for the scale needed for the potential launch of lovo-cel, establish patient-focused programs, educate healthcare professionals, and secure additional reimbursement.
The timing and conduct of our commercialization activities will be dependent upon regulatory interactions, marketing approvals if and when received for our therapies, and on agreements we have made or may make in the future with strategic collaborators.
European withdrawal
In August 2021, we announced our intent to wind down our operations in Europe and to focus on the US market. The decision to discontinue operations in Europe resulted from prolonged negotiations with European payers and challenges to achieving appropriate value recognition and market access for ZYNTEGLO for the treatment of β-thalassemia. Accordingly, we withdrew the regulatory marketing authorizations for SKYSONA and ZYNTEGLO from the European Union and withdrew our marketing applications for SKYSONA and ZYNTEGLO from the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom. We are continuing the long-term follow-up of patients previously enrolled within the clinical trial programs in Europe as planned but do not intend to initiate any new clinical trials in Europe for β-thalassemia, CALD or SCD. We maintain rights to all three therapies in all global markets and continue to consider options, including possible collaboration with third-parties, to attempt to bring our therapies to market outside the US.
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
We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain genes, transgenes, methods of transferring genetic material into cells, genetically modified cells, processes to manufacture our lentivirus-based product candidates and other proprietary technologies and processes related to our lead product development candidates. In connection with the wind down of our operations in Europe, we have decided to let certain non-U.S. patents and patent applications that we own lapse by ceasing further prosecution of certain pending ex-U.S. patent applications and not paying future maintenance fees for certain ex-U.S. patents when due. As of March 8, 2023, our patent portfolio includes the following:
•approximately 21 patents or patent applications that we own or have exclusively in-licensed from third parties, including 5 that are co-owned with MIT, related to LVVs and vector systems;
•approximately 115 patents or patent applications that we own or have exclusively in-licensed from third parties related to LVV or drug product manufacturing and associated assays;
•approximately 7 patents or patent applications that we have non-exclusively in-licensed from third parties related to LVV or drug product manufacturing; and
•approximately 8 U.S. patents or patent applications that we own or have exclusively in-licensed from third parties related to therapeutic cellular product candidates.
Our objective is to continue to expand our U.S. portfolio of patents and patent applications in order to protect our gene therapy product candidates and manufacturing processes. Examples of the products and technology areas covered by our intellectual property portfolio are described below. See also “—License agreements.” From time to time, we also evaluate opportunities to sublicense our portfolio of patents and patent applications that we own or exclusively license, and we may enter into such licenses from time to time.
ZYNTEGLO and lovo-cel
The ZYNTEGLO and lovo-cel programs include the following patent portfolios described below.
•Pasteur Institute. The Pasteur patent portfolio contains patent applications directed to FLAP/cPPT elements and LVV utilized to produce ZYNTEGLO and lovo-cel. As of March 8, 2023, we had an exclusive license to one issued U.S. patent. We expect the issued composition of matter patent to expire in 2023 in the United States (excluding possible patent term extensions).
•RDF. The in-licensed patent portfolio from Research Development Foundation ("RDF") in part, contains patents and patent applications directed to aspects of our LVV that may be utilized to produce ZYNTEGLO and lovo-cel. As of March 8, 2023, we had an exclusive license (from RDF) to five issued U.S. patents related to our LVV platform. We expect the issued composition of matter patents to expire from 2023-2027 in the United States.
•MIT/bluebird bio. This co-owned patent portfolio contains patents and patent applications directed to certain specific compositions of matter for lentiviral beta-globin expression vectors. As of March 8, 2023, we co-owned four issued U.S. patents and one pending U.S. patent application. We expect the issued composition of matter patents to expire in 2023 (excluding possible patent term extensions). Further, we expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2023 (excluding possible patent term extensions). We note that we have an exclusive license to MIT’s interest in this co-owned intellectual property.

SKYSONA
The SKYSONA program includes the following patent portfolios described below.
•Pasteur Institute. The in-licensed Pasteur patent portfolio contains the patents and patent applications described above directed towards aspects of LVV utilized to produce SKYSONA.
•RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above directed towards aspects of LVV that may be utilized to produce SKYSONA.
•bluebird bio. The bluebird bio patent portfolio contains patents and patent applications directed to compositions of matter for eli-cel vectors and compositions and methods of using the vectors and compositions in cell-based gene therapy of adrenoleukodystrophy or adrenomyeloneuropathy. As of March 8, 2023, we owned three U.S. patents and 7 issued foreign patents. We expect the issued composition of matter patents for eli-cel vectors to expire in 2032 (excluding possible patent term extensions).
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
•SIRION. The in-licensed patent portfolio from SIRION Biotech GmbH ("SIRION") contains patents and patent applications directed to methods of manufacturing ex vivo gene therapy products with LVV. As of March 8, 2023, we had an exclusive license to three issued U.S. patents, one pending U.S. patent application, two corresponding foreign patent applications and 45 issued corresponding foreign patents. We expect the issued method patents to expire in 2033 (excluding possible patent term extensions). We expect any other composition of matter and methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide, excluding possible patent term extensions).
•bluebird bio. Another component of the bluebird bio patent portfolio includes LVV and drug product manufacturing platforms and is potentially applicable across our programs. This portion of the portfolio contains patents and patent applications directed to improved methods for transfection and transduction of therapeutic cells. As of March 8, 2023, we owned four issued U.S. patents, two pending U.S. patent applications and seven corresponding foreign patent applications and 41 issued corresponding foreign patents. We expect the issued method patents to expire from 2032-2037 (excluding possible patent term extensions). We expect composition of matter and method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2032-2037 (excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2032-2037 (worldwide, excluding possible patent term extensions).
•2seventy bio. The 2seventy bio patent portfolios include LVV manufacturing platforms and improvements and are potentially applicable across our programs. As of March 8, 2023, we had a non-exclusive license to four patent families that include two pending U.S. patent applications, seven corresponding foreign patent applications, one pending PCT application, and one U.S. provisional patent application. We expect any composition of matter or methods patents, if issued from a corresponding nonprovisional application or national stage application, or corresponding foreign applications, if applicable, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2040-2042 (worldwide, excluding possible patent term extensions). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2040-2042 (worldwide, excluding possible patent term extensions).
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
The term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration of a U.S. patent as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Moreover, a patent can only be extended once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers an approved drug. Depending upon the length of clinical trials and other factors involved in the filing of a BLA, we expect to apply for patent term extensions for patents covering lovo-cel and their methods of use.
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
License agreements
Inserm-Transfert
In May 2009, we entered into an exclusive license with Inserm-Transfert SA, referred to hereafter as “Inserm”, which is a wholly-owned subsidiary of Institut national de la santé et de la recherche médicale, for use of certain patents and know-how related to the ABCD1 gene and corresponding protein, for use in the field of human ALD therapy. The last patent in the Inserm licensed patent portfolio expired in February of 2016.
We are obligated to pay Inserm a percentage of net sales as a royalty on any of our products that use the in-licensed intellectual property for the longer of the life of any patents covering the product or 10 years from first commercial sale. Any net sales of SKYSONA will be subject to this royalty which is in the low single digits. The royalties payable to Inserm are subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits.
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
We are obligated to pay Institut Pasteur a percentage of net sales as a royalty on any of our commercialized products covered by the in-licensed intellectual property, which include ZYNTEGLO and SKYSONA, and will likely include lovo-cel, if and when approved. This royalty varies depending on the indication of the product but in any event is in the low single digits. In addition, starting in 2016, we have been required to make an annual maintenance payment, creditable against royalty payments on a year-by-year basis. If the combined royalties we would be required to pay to Institut Pasteur and third parties is higher than a pre-specified percentage, we may ask Institut Pasteur to re-negotiate our royalty rates under this relationship.
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
We are obligated to pay Stanford a percentage of net sales as a royalty on any of our commercialized products covered by the in-licensed intellectual property, which include ZYNTEGLO and SKYSONA, and will likely include lovo-cel, when and if approved. This royalty varies with net sales but in any event is in the low single digits and is reduced for each third-party license that requires payments by us with respect to a licensed product, provided that the royalty to Stanford is not less than a specified percentage which is less than one percent. Since April 2013, we have been paying Stanford an annual maintenance fee, which will be creditable against our royalty payments.

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
We are obligated to pay MIT a percentage of net sales as a royalty on any of our commercialized products covered by the in-licensed intellectual property which includes ZYNTEGLO and will likely include lovo-cel in the future, if and when approved. This royalty is in the low single digits and is reduced for royalties payable to third parties, provided that the royalty to MIT is not less than a specified percentage that is less than one-percent. In addition, we make under this agreement an annual maintenance payment which may be credited against the royalty payments.
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
Research Development Foundation
In December 2011, we entered into an exclusive license with Research Development Foundation, which we refer to as “RDF”, to use certain patents that involve LVV. The RDF licensed patent portfolio includes at least 31 U.S. and foreign patents and patent applications. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date between 2021 and 2027. RDF retains the right, on behalf of itself and other nonprofit academic research institutions, to practice and use the licensed patents for any academic, non-clinical research and educational purposes. We have the right to grant sublicenses outright to third parties under the agreement.
We are obligated to pay RDF a percentage of net sales as a royalty on any of our commercialized products covered by the in-licensed intellectual property which include ZYNTEGLO and SKYSONA, and will likely include lovo-cel, when and if approved. This royalty is in the low single digits and is reduced by half if during the following ten years from the first marketing approval the last valid claim within the licensed patent that covers the licensed product expires or ends.
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
Absent early termination, the agreement will continue until its expiration upon the later of there being no more valid claims within the licensed patents or the expiration of our royalty obligations on licensed products that are subject to an earned royalty, if such earned royalty is based on the minimum 10-year royalty period described above. In the event the agreement is terminated, while the license grant would cease, RDF will grant our sublicensees a direct license. The longest-lived patent rights licensed to us under the agreement are in one U.S. patent currently expected to expire in 2027.
SIRION
In December 2015, we entered into a license agreement with SIRION, pursuant to which we exclusively licensed certain patents and patent applications directed towards aspects of manufacturing gene therapy products. Any patents within this portfolio that have issued or may yet issue would have an expected statutory expiration date in 2033. We have the right to grant sublicenses to third parties, subject to certain conditions. We are obligated to pay SIRION a percentage of net sales as a royalty on any of our commercialized products covered by the in-licensed intellectual property which includes ZYNTEGLO and will likely include lovo-cel when and if approved. These royalties are in the low single digits. We are required to use commercially reasonable efforts to research and develop one or more licensed products in the license field during the term of the agreement, and we must report on our progress in achieving those milestones on a periodic basis. We may be obligated to pay up to $13.4 million in the aggregate upon the achievement of certain development and regulatory milestones. We may unilaterally terminate the license agreement at any time with prior written notice to SIRION. SIRION may terminate the license in the event of our material breach upon notice and following an opportunity for us to cure the material breach. SIRION may also terminate the agreement in the event bankruptcy proceedings are opened against us and are not dismissed within a specified period of time. Absent early termination, the agreement will automatically terminate upon the expiration of the patent rights covered by the agreement. The longest-lived patent rights licensed to us under the Agreement are currently expected to expire in 2033.
Orchard Therapeutics Limited
In April 2017, we entered into a license agreement with GlaxoSmithKline Intellectual Property Development Limited, which we refer to as GSK, pursuant to which GSK non-exclusively licensed certain of our patent rights related to LVV technology to develop and commercialize gene therapies for Wiscott-Aldrich syndrome and metachromatic leukodystrophy, two rare genetic diseases. Effective April 2018, this license agreement was assigned by GSK to Orchard Therapeutics Limited. Financial terms of the agreement included an upfront payment to us as well as potential development and regulatory milestone payments and potential low single digit royalties on net sales of covered products.
Competition
The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products. Not only must we compete with other companies that are focused on gene therapy products but any products that we commercialize will compete with existing therapies and new therapies that may become available in the future. Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of therapies and the commercialization of those therapies. Accordingly, our competitors may be more successful than us in obtaining approval for therapies and achieving widespread market acceptance. Our competitors’ therapies may be more effective, or more effectively marketed and sold, than any therapy we may commercialize and may render our treatments obsolete or non-competitive before we can recover the expenses of developing and commercializing any of our therapies.
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
Sickle cell disease — The current standard of care for the treatment of SCD in the developed world is chronic blood transfusions or hydroxyurea (a generic drug). In addition, patients treated with chronic blood transfusions often receive iron chelation therapy to help manage the iron overload. We are aware of ongoing studies that continue to evaluate the efficacy and safety of hydroxyurea in various populations. In addition, a limited number of patients with SCD receive allogeneic HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. There are a number of academic and industry-sponsored research and development programs to improve the tolerability and safety of allogeneic HSCT with less well-matched sources of donor cells, while increasing the availability of suitable donors. Emmaus Life Sciences, Inc. received FDA approval for and has launched Endari (L-glutamine) for the treatment of SCD. In addition to the FDA approved HbS polymerization inhibitor (voxelotor, Global Blood Therapeutics, Inc.) and the FDA / European Medicines Agency approved antibody to p-selectin (crizanlizumab, Novartis). A number of different therapeutic approaches for the chronic treatment of SCD are under investigation targeting the various aspects of SCD pathophysiology, including: a pyruvate kinase receptor activator, mitapivat, in a phase 2/3 trial supported by Agios Pharmaceuticals, Inc.; another pyruvate kinase receptor activator, FT-4202, in a phase 2/3 study supported by Novo Nordisk (though its subsidiary, Forma Therapeutics); and a selective small molecule inhibitor of ectoderm development protein designed to increase the expression of fetal hemoglobin, FTX-6058, in a phase 1 study supported by Fulcrum Therapeutics, Inc. There are also several different gene therapy options in development for sickle cell disease. These include: CTX-001, which is being developed by CRISPR Therapeutics AG’s in collaboration with Vertex Pharmaceuticals Incorporated with an ongoing phase 2/3 study and a rolling BLA submission in progress, and which leverages the CRISPR/Cas9 gene editing platform to disrupt the BCL11A erythroid enhancer; and Editas Medicine, Inc.’s ongoing phase 1/2 study for its EDIT-301, which leverages the CRISPR/Cas12a gene editing platform to target the HBG1/2 promoter to upregulate HbF. There are several other groups developing gene therapy approaches for SCD in early phases of development, including Beam Therapeutics and Children’s Hospital of Philadelphia.
β-thalassemia — The current standard of care for the treatment of β-thalassemia in the developed world is chronic blood transfusions to address the patient’s anemia. In addition, such patients often receive iron chelation therapy to help manage the iron overload associated with their chronic blood transfusions. Novartis and Chiesi, who provide the leading iron chelation therapies, are seeking to develop improvements to their product profile and accessibility. A number of different approaches are under investigation that seek to improve the current standard of care treatment options. Reblozyl (luspatercept), a subcutaneously-delivered protein therapeutic marketed by Merck and Bristol Myers Squibb that targets molecules in the TGF-β superfamily, has been approved in the United States for the treatment of anemia in adult patients with β-thalassemia who require regular red blood cell transfusions, and was approved in the European Union for the treatment of adult patients with transfusion-dependent anemia associated with β-thalassemia. Additionally, Agios is developing mitapivat for both transfusion-dependent and non-transfusion-dependent β-thalassemia, with two phase 3 studies in progress. Some patients with β-thalassemia receive HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. In addition, there are a number of academic and industry-sponsored research and development programs to improve the outcomes of allogeneic HSCT, or the tolerability and safety of haploidentical HSCT, while increasing the availability of suitable donors. There are also several different groups developing gene therapy options for β-thalassemia, including CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals Incorporated) which is conducting an ongoing phase 2/3 study for its CTX-001, which leverages the CRISPR/Cas9 gene editing platform to disrupt the BCL11A erythroid enhancer and for which a rolling BLA submission has been initiated.
CALD — The current standard of care for the treatment of CALD is allogeneic HSCT. We understand that various academic centers around the world are seeking to develop improvements to allogeneic HSCT. Other possible treatments being investigated include Minoryx Therapeutics’ MIN-102 (leriglitazone), and Viking Therapeutics’ VK0214.
Government regulation
In the United States, biological products, including gene therapy products, are subject to regulation under the Federal Food, Drug, and Cosmetic Act ("FD&C Act") and the Public Health Service Act ("PHS Act") and other federal, state, local and foreign statutes and regulations. Both the FD&C Act and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, purity, potency, labeling, packaging, storage, record keeping, distribution, import, export, reporting, record keeping, post-approval monitoring, advertising and other promotional practices involving biological products. FDA approval must be obtained before marketing certain biological products, including our products and product candidates. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.
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
The clinical study sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, a proposed clinical protocol and investigator information, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical study on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical studies due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.
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
Clinical studies involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor’s control. Clinical studies are conducted under protocols detailing, among other things, the objectives of the clinical study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical study will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND.
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
Human clinical studies are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1. The biological product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test, among other things, the safety, dosage tolerance, absorption, metabolism and distribution, of the investigational product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness.
•Phase 2. The biological product is evaluated in a limited patient population with the specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•Phase 3. The biological product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy, and to further test for safety, generally at geographically dispersed clinical study sites. These clinical studies are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.
Post-approval clinical studies, sometimes referred to as phase 4 clinical studies, may be conducted after initial marketing approval. These clinical studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. The FDA may also require, or sponsors may voluntarily decide, to continue evaluating patients in ongoing clinical trials to gather additional information regarding the long-term effects of any approved products. For example, the FDA recommends that sponsors of certain gene therapy clinical trials observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by ten years of annual queries, either in person or by questionnaire, of study subjects.
During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual progress reports detailing the results of the clinical studies must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after initial receipt of the information. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. The FDA or the sponsor may suspend, or its data safety monitoring board may recommend suspension of a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the biological product candidate has been associated with unexpected serious harm to patients.
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
U.S. review and approval processes
FDA approval of a BLA must be obtained before commercial marketing of the biological product candidate. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. In addition, under the Pediatric Research Equity Act ("PREA") as amended, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers of the PREA requirements. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted.
Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, or effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with GMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA's goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process may also be extended by FDA requests for additional information or clarification.
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
Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with GMP requirements and adequate to assure consistent production of the product within required specifications. For a gene therapy product, the FDA also will not approve the product if the manufacturer is not in compliance with GTP regulations applicable to the operations that it performs. These are FDA regulations that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue-based products ("HCT/Ps") which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical studies were conducted in compliance with IND study requirements and GCP requirements.
After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical studies, sometimes referred to as phase 4 clinical studies, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.
Orphan drug designation
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan product designation must be requested before submitting a BLA. After the FDA grants orphan product designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.
If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, exemptions from PREA requirements and BLA user-fee waivers. Competitors, however, may receive approval of different products for the disease or condition for which the orphan product has exclusivity or obtain approval for the same product but for a different disease or condition for which the orphan product has exclusivity. Orphan product exclusivity also could block the approval of a product for seven years if a competitor obtains approval of the same biological product as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same condition or disease. If a drug or biological product designated as an orphan product receives marketing approval for a disease or condition broader than what is designated, it may not be entitled to orphan product exclusivity.
Expedited development and review programs
The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing drugs and biological products that meet certain criteria. Specifically, drugs and biological product candidates are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The product candidate sponsor may request the FDA to designate the drug or biologic as a Fast Track product at any time during the clinical development of the product. Fast Track designation provides opportunities for more frequent interactions with the FDA, and with regard to a Fast Track product candidate, the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.
A biological product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track designation features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers. Moreover in 2017, the FDA established the Regenerative Medicine Advanced Therapy (“RMAT”), designation as part of its implementation of the 21st Century Cures Act. An investigational drug is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the investigational drug has the potential to address unmet medical needs for such disease or condition. In a February 2019 final guidance, the FDA also stated that certain gene therapies that lead to a sustained effect on cells or tissues may meet the definition of a regenerative medicine therapy. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review of BLAs and priority review.
Any product candidate submitted to the FDA for marketing, including those receiving Fast Track designation, Breakthrough Therapy designation or RMAT designation, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review. A BLA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved would provide a significant improvement safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for designated for priority review in an effort to facilitate the review. Additionally, a product candidate may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of the FDA's determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, such as an intermediate endpoint, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.
As a condition of approval, the FDA generally requires that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled confirmatory clinical studies. Failure to conduct required confirmatory trials in a timely manner, or to verify a clinical benefit during such confirmatory trials, will allow the FDA to withdraw the approved biologic product from the market on an expedited basis. In addition, the FDA currently requires as a condition for accelerated approval pre-submission of promotional materials, which could adversely impact the timing of the commercial launch of the product.
Fast Track designation, Breakthrough Therapy designation, RMAT designation priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
Post-approval requirements
Maintaining compliance with applicable federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to GMP. Manufacturers of approved products are required to comply with applicable requirements in the GMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products, include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse effects, reporting updated safety and efficacy information, and complying with electronic record and signature requirements. After a BLA is approved, the product also may be subject to official lot release. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.
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
Manufacturers must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising and advertising to healthcare professionals, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant or manufacturer to administrative or judicial civil or criminal sanctions and adverse publicity. Consequences could include refusal to approve pending applications, withdrawal of an approval, clinical hold, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, mandated corrective advertising or communications with healthcare professionals, debarment, restitution, disgorgement of profits, or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.
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
Biosimilars and Exclusivity
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
The Patient Protection and Affordable Care Act (the "Affordable Care Act") signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the "BPCIA") which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.
Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.
Healthcare Laws
In addition to restrictions on marketing of pharmaceutical products, several other types of state/ federal laws and trade association membership codes of conduct have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include without limitation, state and federal anti-kickback, fraud and abuse, false claims, data privacy and security and transparency laws and regulations with respect to drug pricing and payments and other transfers of value made to healthcare professionals.
The U.S. federal Anti-Kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly and practices that involve remuneration to those who prescribe, purchase, or recommend pharmaceutical and biological products, including certain discounts, or engaging healthcare professionals or patients as speakers or consultants, may be subject to scrutiny if they do not fit squarely within the exemption or safe harbor.
The U.S. federal civil False Claims Act prohibits, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses. Federal enforcement agencies also have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Criminal prosecution is possible for making or presenting a false or fictitious or fraudulent claim to the federal government.
The federal Civil Monetary Penalties Law prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services.
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
The U.S. federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics and medical supplies to engage in extensive tracking of payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, chiropractors, certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse midwives) and teaching hospitals, including physician ownership and investment interests, and public reporting of such data. Pharmaceutical and biological manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track such payments, and must submit a report on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. A number of other countries, states and municipalities have also implemented additional payment tracking and reporting requirements, which if not done correctly may result in additional penalties.
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
The majority of states also have statutes or regulations similar to the federal anti-kickback and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payer. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities including the provision of gifts, meals, or other items to certain health care providers. In addition, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers, marketing expenditures, and drug pricing information. Certain state and local laws require the registration of pharmaceutical sales representatives.
Violations of any of these laws or other applicable governmental regulations may result in significant penalties, including civil monetary penalties, damages, exclusion of an entity or individual from participation in government healthcare programs, additional reporting obligations and oversight if the government requires a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, criminal fines and imprisonment, as well as the potential curtailment or restructuring of our operations. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert the attention of our management from operating our business.
Data Privacy and Security Laws
Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Pricing, Coverage and Reimbursement
Uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States, sales of any products for which we may receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers, including governments. In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer. Third-party payers can include government healthcare systems, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the drug product. Moreover, these processes vary in length and may take several weeks, months, or longer to conclude depending on the individual payer. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers may provide coverage, but place stringent limitations on such coverage, such as requiring alternative treatments to be tried first. These third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety, efficacy, and overall value. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to incurring the costs required to obtain FDA approvals. Our product candidates may not be considered medically reasonable or necessary or cost-effective. Even if a drug product is covered, a payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, the emphasis on managed care in the United States has increased, and we expect will continue to exert downward pressure on pharmaceutical pricing. Coverage policies, third-party reimbursement rates and pharmaceutical pricing regulations may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
We have proposed novel payment models, including outcomes-based contracts and the option for payers to pay in installments over time, to assist with realizing the value and sharing the risk of a potential one-time treatment, such as for ZYNTEGLO. While we have signed outcomes-based contracts with several pharmacy benefit managers (PBMs) representing dozens of downstream insurance plans and are engaged in discussions with additional PBMs and national payers, there is no assurance that these payment models will be widely adopted. Even with these payment models, there may be substantial resistance to the cost of our products by payers and the public generally. These payment models may not be sufficient for payers to grant coverage, and if we are unable to obtain adequate coverage for our products, the adoption of our products and access for patients may be limited. In addition, to the extent reimbursement for our products is subject to outcomes-based arrangements, our future revenues from product sales will be more at risk (though based on the structure of our contracts, this risk is quantifiable and relatively predictable). These factors could affect our ability to successfully commercialize our products and adversely impact our business, financial condition, results of operations and prospects.
Government Price Reporting
Medicaid is a joint federal and state program administered by the states for low income and disabled beneficiaries. Medicare is a federal program that is administered by the federal government covering individuals aged 65 and over as well as those with certain disabilities. We are enrolled in the Medicaid Drug Rebate Program (“MDRP”). Under the MDRP, as a condition of federal funds being made available for our covered outpatient drugs under Medicaid and for certain drugs or biologicals under Medicare Part B, we pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we report on a monthly and quarterly basis to the U.S. Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the average manufacturer price (“AMP”) for each drug and, in the case of innovator products, best price. In connection with Medicare Part B, a pharmaceutical manufacturer must provide CMS with average sales price (“ASP”) information for certain drugs or biologicals on a quarterly basis. ASP is calculated based on a statutorily defined formula, as well as regulations and interpretations of the statute by CMS. This information is used to compute Medicare Part B payment rates, which consist of ASP plus a specified percentage. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the revised data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, in which case payment would not be available for our covered outpatient drugs under Medicaid or, if applicable, Medicare Part B.
Federal law requires that a manufacturer that participates in the MDRP also participate in the Public Health Service’s 340B drug pricing program (the “340B program”) in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program is administered by the Health Resources and Services Administration (“HRSA”) and requires us, as a participating manufacturer, to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs when used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health

Service, as well as hospitals that serve a disproportionate share of low income patients. A drug that is designated for a rare disease or condition by the Secretary of Health and Human Services is not subject to the 340B ceiling price requirement with regard to the following types of covered entities: rural referral centers, sole community hospitals, critical access hospitals, and free standing cancer hospitals. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, we must also participate in the U.S. Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program. Under the VA/FSS program, we must report the Non-Federal Average Manufacturer Price (“Non-FAMP”) for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non-FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If we fail to provide timely information or are found to have knowingly submitted false information, we may be subject to civil monetary penalties.
Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and a number of states may impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements.
Healthcare Reform and Potential Changes to Healthcare Laws
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third party payers have attempted to control costs by limiting coverage and the level of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. For example, in March 2010, the Affordable Care Act (“ACA”) was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care plans; established a new Medicare Part D coverage gap discount program; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, led to reductions of Medicare payments to providers, which will remain in effect through 2031 unless additional Congressional action is taken. More recently, in March 2021, President Biden signed into law the American Rescue Plan Act of 2021, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024.
Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010.

Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug and biologic pricing, reduce the cost of prescription drugs and biologics under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs and biologics.
Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing.
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that governments and third-party payers will pay for healthcare products and services.
COVID-19
As a result of the COVID-19 pandemic, we have adopted a hybrid work environment for our office staff. Our laboratory staff have some flexibility to work remotely; however, their core job functions require physical presence at our laboratory location to perform the duties of their roles. Further, we continue to evaluate any impact of COVID-19 on our business, including but not limited to our QTC network, our supply chain, and any potential future clinical trials. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II, Item 7 of this Form 10-K) for further discussion regarding the impact of COVID-19 on our fiscal year 2022 financial results.
The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic and any potential resurgence; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. Refer to Risk Factors (Part I, Item 1A of this Form 10-K) for a discussion of these factors and other risks.
Human capital
As of January 31, 2023, we had 323 full-time employees, 47 of whom have Ph.D., M.D. or Pharm.D. degrees. Of these full-time employees, 199 employees are engaged in research and development activities and 124 employees are engaged in commercial, finance, legal, business development, human resources, information technology, facilities and other general administrative functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We are an organization committed to creating an inclusive and engaged culture that meets the needs of the whole employee, through competitive total rewards and retention efforts and commitment to Diversity, Equity, Inclusion and Belonging.
Compensation and benefits programs
Our compensation programs are designed to align our employees' interests with the drivers of growth and stockholder returns by supporting the Company's achievement of its primary business goals. Our goal is to attract and retain employees whose talents, expertise, leadership, and contributions are expected to sustain growth and drive long-term stockholder value. Consequently, we provide employee wages and benefits that are competitive within our industry, and we engage a nationally-recognized outside compensation and benefits consulting firm to independently evaluate the effectiveness of our compensation and benefit programs and to provide benchmarking against our peers within the industry. Through our pay-for-performance culture, we seek to align our employees' interests with those of stockholders by linking annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. The emphasis on overall

Company performance is intended to align the employee’s financial interests with the interests of stockholders. We are also committed to providing comprehensive benefit options and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. All employees are eligible for medical, dental, and vision insurance, paid and unpaid leaves, employee stock purchase plan, 401(k) plan, and group life and disability coverage.
Employee development and training
The development, recruitment and retention of our employees is a critical success factor for our company. To ensure we provide a meaningful experience for our employees, we regularly measure organizational culture and engagement, to build on the competencies that are important for our future success. We are building a robust talent and succession planning process and have established programs to support the talent pipeline for critical roles throughout our organization, to help us identify, foster, and retain high performing employees. To empower our employees to realize their potential at bluebird, we provide a range of development programs, opportunities and resources they need to be successful, to improve performance and retention, increase our organizational learning and support the promotion of our current employees.
Diversity
We believe Diversity, Equity, Inclusion and Belonging ("DEIB") are the cornerstone to an engaged, successful, and innovative organization. We are committed to taking action to help address racial injustice and inequality. We established our DEIB steering committee that includes employees at all levels to provide oversight and guidance to establishing meaningful measures and actions to continue to increase DEIB at all levels and experiences. With significant input from employees and leaders at bluebird, we have adopted corporate goals to increase diversity and representation across our employee population.
Corporate Information
We were incorporated in Delaware in April 1992 under the name Genetix Pharmaceuticals Inc., and subsequently changed our name to bluebird bio, Inc. in September 2010. In November 2021, we completed a tax-free spin-off of our oncology programs and portfolio, including idecabtagene vicleucel, a CAR-T cell therapy for the treatment of relapsed and refractory multiple myeloma marketed as ABECMA pursuant to a co-promotion and co-development agreement with Bristol-Myers Squibb Company, into a separate independent publicly traded company, 2seventy bio, Inc., or 2seventy. Our mailing address and executive offices are located at 455 Grand Union Boulevard, Somerville, Massachusetts and our telephone number at that address is (339) 499-9300. We maintain an Internet website at the following address: www.bluebirdbio.com. The information on our website is not incorporated by reference in this annual report on Form 10-K or in any other filings we make with the Securities and Exchange Commission ("SEC").
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
We have incurred net losses in each year since our inception in 1992, including net losses from continuing operations of $266.6 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $3.99 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to directionally decrease as we focus on bringing our therapies to patients in the commercial setting. To date, we have financed our operations primarily through the sale of equity securities and priority review vouchers, and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We did not generate material revenues from the sale of ZYNTEGLO in the European Union and only recently launched ZYNTEGLO and SKYSONA in the US. Our future revenues will depend upon the size of any markets in which our products and product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our potential products in those markets.
We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
•continue to invest in lovo-cel in anticipation of the submission of our BLA and subsequent FDA review;
•grow our capabilities to support our commercialization efforts for ZYNTEGLO and SKYSONA, including continuing to establish a sales, marketing and distribution infrastructure in the United States;
•obtain, build and expand manufacturing capacity, including capacity at third-party manufacturers;
•attract and retain skilled personnel;
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
There is substantial doubt regarding our ability to continue as a going concern. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our commercial programs, product development efforts or other operations.
Developing and commercializing gene therapy products is expensive, and we do not expect to generate meaningful product revenues in the foreseeable future. Based on our current business plan as of the date of our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, there is substantial doubt regarding our ability to continue as a going concern. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Annual Report on Form 10-K for a discussion of our expected cash runway both including our restricted cash of $45.4 million and excluding this restricted cash. Our restricted cash is currently unavailable for use, and there is no assurance as to when or if our restricted cash will become available for use. Furthermore, pursuant to the terms of certain agreements we have in place, we could be required to further increase our restricted cash due, in part, to recent concerns related to the stability of the banking sector, which would consequently reduce the amount of cash available to fund our operations. Accordingly, we will need to raise additional funding in order to execute on our current business plans and strategy, including prior to becoming profitable.
Our fundraising efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

Moreover, as a result of recent volatile market conditions, the cost and availability of capital has been and may continue to be adversely affected. Concern about the stability of the banking sector has generally led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. Continued turbulence in the U.S. market and economy may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs. In addition, we maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
Insertional oncogenesis is a significant risk of gene therapies using viral vectors that can integrate into the genome. Any such adverse events may require us to halt or delay further clinical development of our product candidates or to suspend or cease commercialization following marketing approval, and the commercial potential of our products and product candidates may be materially and negatively impacted.
Adverse events or other undesirable side effects caused by our product or product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or other comparable foreign regulatory authorities. A potentially significant risk in any gene therapy product using viral vectors that can integrate into the genome is that the vector will insert in or near cancer-causing genes, leading to the proliferation of certain cellular clones that could cause cancer in the patient, known as insertional oncogenesis. For instance, three patients with CALD treated with eli-cel (now SKYSONA) in our clinical studies have been diagnosed with myelodysplastic syndrome (“MDS”) likely mediated by Lenti-D LVV insertion. We cannot make assurances that additional patients treated with SKYSONA, ZYNTEGLO or lovo-cel in the clinical or commercial setting will not be diagnosed with MDS, leukemia or lymphoma.
Moreover, in December 2021, the FDA placed the lovo-cel clinical development program under a partial clinical hold for patients under the age of 18. The hold related to a case persistent anemia in an adolescent patient with two α-globin gene deletions (−α3.7/−α3.7), also known as alpha-thalassemia trait, who was treated with lovo-cel. In December 2022, the FDA lifted its partial clinical hold for patients under the age of 18 in studies evaluating lovo-cel for SCD. Notwithstanding the lifting of this partial clinical hold, additional adverse events or new data or analyses regarding previously reported events may indicate significant safety issues, and the FDA could potentially impose or reimpose a clinical hold in the future on studies evaluating lovo-cel. Moreover, laboratory results following gene therapy can be difficult to interpret resulting in different or changing diagnoses by treating physicians. For instance, on January 31, 2023, we received a physician diagnosis of MDS in a patient treated with lovo-cel, in response to lab results obtained through routine monitoring of the same adolescent patient with two α-globin gene deletions subject to the partial clinical hold noted above. Consistent with established safety protocols, the information was reviewed by an independent Data Monitoring Committee which concluded that available evidence did  not support a diagnosis of MDS and additional data would be needed to confirm such diagnosis, and that lovo-cel clinical studies should continue. Test results received since the investigator's initial report (including integration site analysis) demonstrated no evidence of insertional oncogenesis and the patient continues to be clinically stable and is not undergoing treatment for an MDS diagnosis. Study investigators and the FDA have been informed and we will continue to monitor additional analyses as further test results are received. We maintain dialogue with the FDA and, from time to time, as required or requested by the FDA, update the FDA on additional adverse events or new data or analyses regarding previously reported events.
Furthermore, treatment with our products and product candidates involve chemotherapy or myeloablative treatments which can cause side effects or adverse events that may impact the perception of the potential benefits of our products and product candidates. For instance, MDS leading to acute myeloid leukemia is a known risk of certain myeloablative regimens. Accordingly, it is possible that the events of MDS and acute myeloid leukemia previously reported in our HGB-206 clinical study were caused by underlying SCD, transplant procedure, and stress on the bone marrow following drug product infusion in connection with the lovo-cel treatment. Additionally, the procedures associated with the administration or collection of cells for ZYNTEGLO, SKYSONA, or lovo-cel, could potentially cause other adverse events that have not yet been predicted. The inclusion of patients with significant underlying medical problems in our clinical studies may result in deaths, or other adverse medical events, due to other therapies or medications that such patients may be using, or the progression of their disease.

Moreover, patients treated with our therapies, including lovo-cel, have exhibited persistent oligoclonality, which we define as two consecutive instances of (i) any LVV insertion site observed at >=10% relative frequency, or (ii) two or more insertion sites observed at >= to 5% relative frequency, as measured by integration site analysis. Based on our clinical protocols, we increase monitoring of patients who exhibit persistent oligoclonality. It is not clear at this time whether persistent oligoclonality represents an increased risk of developing MDS, leukemia, or lymphoma in the future, but it is a criterion used by the FDA to evaluate the safety of gene therapies over time.
Additionally, there is the potential risk of other delayed adverse events following exposure to gene therapy products due to persistent biological activity of the genetic material or other components of products used to carry the genetic material. The FDA has stated that LVVs possess characteristics that may pose high risks of delayed adverse events.
If any such adverse events occur, including insertional oncogenesis, further advancement of our clinical studies could be halted or delayed, we may not receive marketing approval for our product candidates, and we may be unable to commercialize our approved products in the manner we expect, or at all. It is possible that upon occurrence or recurrence of any of these events, the FDA may place one or more of our programs on hold, impose requirements that result in delays for regulatory approval for one or more of our programs, require risk evaluation or mitigation strategies as a condition for regulatory approval, or may cause us to cease commercialization of our approved products. If any of these were to occur, the commercial potential of our programs may be materially and negatively impacted.
Even if a product candidate such as lovo-cel is ultimately approved and, although ZYNTEGLO and SKYSONA have been approved by the FDA, serious safety events may result in the product being removed from the market or its market opportunity being significantly reduced. For instance, it is possible that as we commercialize our products or test our product candidates in larger, longer and more extensive clinical trials, or as use of these products and product candidates (if approved) becomes more widespread, illnesses, injuries, discomforts and other adverse events that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects (that may or may not be related to our products or product candidates) are only detectable after investigational products are tested in large-scale clinical trials or, in some cases, after they are made available to patients on a commercial scale following approval. Other patients receiving our products and product candidates may develop cancers, including leukemia, lymphoma, or MDS in the future, which may negatively impact the commercial prospects of our products and product candidates. We or others may later identify undesirable side effects or adverse events caused by such products, and a number of potentially significant negative consequences could result, including but not limited to:
•regulatory authorities may suspend, limit or withdraw approvals of such product, or seek an injunction against its manufacture or distribution;
•regulatory authorities may require additional warnings on the label, including “boxed” warnings, or issue safety alerts, "Dear Healthcare Provider" or "Dear Doctor" letters, press releases or other communications containing warnings or other safety information about the product;
•we may be required to change the way the product is administered or conduct additional clinical trials or post-marketing studies;
•we may be required to create a risk evaluation and mitigation strategy, or REMS which could include elements to assure safe use, or a medication guide outlining the risks of such side effects for distribution to patients;
•we may be subject to fines, injunctions or the imposition of criminal penalties;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
Any of these events could impair our ability to develop or commercialize our products and product candidates, and their commercial potential may be materially and negatively impacted.

We rely on a complex supply chain for SKYSONA, ZYNTEGLO, and lovo-cel. The manufacture, testing and delivery of LVV and drug products present significant challenges for us, and we may not be able to produce our vector and drug products at the quality, quantities, or timing needed to support our clinical programs and commercialization.
We rely on third parties to manufacture the LVV and the drug product for ZYNTEGLO and SKYSONA, our two commercial products, and for our clinical trials, including the ongoing phase 3 clinical study evaluating the efficacy and safety of lovo-cel in the treatment of patients with SCD. Although we continue to advance plans to make additional investment in manufacturing to expand capacity, we, to date, have not secured all of the commercial-scale manufacturing capacity that we anticipate requiring for the commercialization of our therapies to meet our forecasts beyond the first year of anticipated sales. If we fail to secure adequate capacity to manufacture our drug products or LVV used in the manufacture of our drug products in accordance with our forecasts, we may be unable to execute on our commercialization plans on the timing that we expect, or at all.
The manufacture of LVV and drug products is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, managing the transition from clinical manufacturing to manufacturing in the commercial setting, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, scarcity of qualified personnel, shortages of any production raw materials as well as compliance with strictly enforced federal, state and foreign regulations. We cannot make any assurances that these problems will not occur in the future, or that we will be able to resolve or address in a timely manner or with available funds problems that occur. Because of this complexity, transitioning production of either LVV or drug products to backup or second source manufacturing requires a lengthy technology transfer process and regulatory review and approval, which often takes significant time and may require additional significant financial expenditures. Furthermore, our cost of goods development is at an early stage.
The actual cost to manufacture our LVV and drug products could be greater than we expect and could materially and adversely affect the commercial viability of SKYSONA, ZYNTEGLO, or lovo-cel. If we or such third-party manufacturers are unable to produce the necessary quantities of LVV and our drug products, or in compliance with GMP or other pertinent regulatory requirements, and within our planned time frame and cost parameters, the development and commercialization of our products and product candidates may be materially harmed, result in delays in our plans or increased capital expenditures.
In addition, we currently have only one drug product supplier for ZYNTEGLO and SKYSONA and one drug product supplier anticipated for commercial distribution for lovo-cel and, accordingly, any significant disruption in our supplier relationships could harm our business. We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain key materials that are used to manufacture SKYSONA, ZYNTEGLO, and lovo-cel. Such suppliers may not sell these key materials to us or to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these key materials by our manufacturers, and we currently do not have agreements for the commercial supply for all of these key materials.
Additionally, since the HSCs used as starting material for drug products have a limited window of stability following procurement from a patient, we have initially established transduction facilities in areas which we believe can adequately service patients from regions where we are commercializing SKYSONA, ZYNTEGLO, and where we anticipate commercializing lovo-cel, if and when approved. However, we cannot ensure that such facilities will enable us to produce and deliver drug product in a timely manner; any issues with production and delivery of drug product could have a material adverse effect on our successful commercialization of our product and product candidates. Moreover, establishing additional facilities in appropriate regions may be financially impractical or impeded by technical, quality, or regulatory issues related to these new sites and we may also run into technical or scientific issues related to transfer of our transduction process or other developmental issues that we may be unable to resolve in a timely manner or with available funds.
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

For instance, in our lovo-cel program, we plan to seek regulatory approval for drug product utilizing LVV manufactured using a scalable suspension manufacturing process using bioreactors, rather than an adherent cell tray manufacturing process, and drug product manufactured a commercial, rather than a clinical, manufacturing facility. Such transitions require regulatory review and approval including reaching agreement with the FDA on an acceptable comparability data package. Based on feedback recently received from the FDA and related questions regarding the sufficiency of such comparability data, we have submitted a comprehensive data package to the FDA in effort to demonstrate comparability between the two processes, which the FDA is reviewing prior to the submission of the BLA. The FDA may require us to conduct additional clinical studies, collect additional data, develop additional assays, or modify product specifications relating to such comparability analysis prior to the FDA accepting BLA for filing or potentially approving the application which may delay or prevent our plans for commercialization. Any such requests or delays may have a material adverse effect on our forecasted timelines for approval of lovo-cel and may require substantial additional funds.
We are evaluating plans to transition our drug product manufacturing process for lovo-cel, if approval is obtained, to utilize cryopreserved apheresis patient starting material in order to expand the potential reach of our therapy and to provide manufacturing flexibility. Such changes to our drug manufacturing process will similarly require comparability and process validation data to support such transition and, therefore, may not be approved in a timely manner, if at all.
We cannot predict when or if we will obtain marketing approval to commercialize lovo-cel, and the marketing approval of our product candidates may ultimately be for more narrow indications than we expect. If lovo-cel or other product candidates are not approved in a timely manner or at all for any reason, our business prospects, results of operations, and financial condition would be adversely affected.
The results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There are limited data concerning long-term safety and efficacy following treatment with our product candidates. These data, or other positive data, may not continue to occur for these patients or for any future patients in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. Furthermore, our marketed products or product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or marketing approval of our product candidates. For instance, while patients with SCD who have been treated with lovo-cel may experience a reduction of vaso-occlusive events following successful engraftment, there can be no assurance that they will not experience vaso-occlusive events in the future. We have experienced unexpected results in the past, and we may experience unexpected results in the future.
Even if our product candidates demonstrate safety and efficacy in clinical studies, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. We may experience delays or rejections based upon additional government regulation from future legislation or administrative action, changes in regulatory agency policy, or additional regulatory feedback or guidance during the period of product development, clinical studies and the review process. The field of cell and gene therapy is evolving, and as more products are reviewed by regulatory authorities, they may impose additional requirements that were not previously anticipated. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our treatment candidates. For example, the development of our product candidates for pediatric use is an important part of our current business strategy, and if we are unable to obtain marketing approval for the desired age ranges, such as using lovo-cel for treatment for children under the age of 18, our business may suffer.
Our ability to obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data and information submitted in the original BLA and during review, and the data submitted may not be sufficiently robust from a safety and/or efficacy perspective, or from a manufacturing, comparability and/or quality perspective, to support the approval of the BLA. Based on our discussions with the FDA, we are seeking approval for lovo-cel in the United States on the basis of clinical data from Group C of our ongoing HGB-206 clinical study and supporting data from our ongoing HGB-210 clinical study. However, the FDA may require that we conduct additional or larger pivotal trials before we can obtain approval of a BLA for lovo-cel, if ever. Please also see risk factor above —"Changes in our manufacturing processes may cause delays in our clinical development and commercialization plans”.
If lovo-cel or other product candidates are ultimately not approved for any reason, our business, prospects, results of operations and financial condition would be adversely affected.

Risks related to commercialization
We have limited experience as a commercial company and the marketing and sale of ZYNTEGLO, SKYSONA and of lovo-cel following marketing approval (if and when obtained), may be unsuccessful or less successful than anticipated.
We have limited experience as a commercial company as we have only recently launched ZYNTEGLO and SKYSONA in the US, our first two commercial products marketed in the US. Consequently, there is limited information about our ability to overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry in the U.S. To execute our business plan, we will need to successfully:
•gain regulatory approval to commercialize lovo-cel in the United States;
•sustain adequate pricing and reimbursement for ZYNTEGLO and SKYSONA, across all U.S. payer segments, and obtain pricing and reimbursement for lovo-cel across payers in the US, when and if approved;
•establish and maintain, in the regions where we hope to treat patients, relationships with qualified treatment centers who will be treating the patients who receive ZYNTEGLO, SKYSONA, and lovo-cel, when and if approved;
•manage our spending as we seek marketing approvals, and engage in commercialization efforts; and
•initiate, develop and maintain successful strategic alliances.
If we are not successful in accomplishing these objectives, we may not be able to effectively commercialize ZYNTEGLO or SKYSONA, develop or commercialize lovo-cel, raise capital, expand our business, or continue our operations.
The commercial success of ZYNTEGLO, SKYSONA and of lovo-cel following marketing approval (if and when obtained), will depend upon the degree of market acceptance by physicians, patients, payers and other stakeholders.
The commercial success of ZYNTEGLO, SKYSONA, and of lovo-cel following marketing approval, if and when obtained, will depend in part on the medical community, patients, and third-party or governmental payers accepting gene therapy products in general, and ZYNTEGLO, SKYSONA, and lovo-cel, in particular, as medically useful, cost-effective, and safe. ZYNTEGLO, SKYSONA, and lovo-cel, which we may bring to the market if approved, may not gain market acceptance by physicians, patients, payers and other stakeholders. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of ZYNTEGLO, SKYSONA, and of lovo-cel, if and when approved, will depend on a number of factors, including:
•the potential and perceived efficacy and potential advantages over alternative treatments;
•the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling; for instance, the SKYSONA product label includes a boxed warning for the risk of hematologic malignancy;
•the prevalence and severity of any side effects resulting from the chemotherapy and myeloablative treatments associated with the procedure by which our products are administered, including the possible prejudicial effects that chemotherapy can have on fertility;
•relative convenience and ease of administration;
•given the complexity of manufacturing product, the perception that issues may arise in the supply of product which could delay treatment;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support and timing of market introduction of competitive products;
•the pricing of our products;
•publicity concerning our products, or competing products and treatments;

•sufficient insurance coverage or reimbursement;
•the possible occurrence of adverse clinical findings or decreased effectiveness of a product or product candidate over time identified during continued monitoring and evaluation of patients; and
•the mix of private and governmental payers coverage, particularly if the percentage of patients receiving reimbursement from state Medicaid is high since such process can be slower to reimburse.
Even if a product displays a favorable efficacy and safety profile in clinical studies, market acceptance of the product will not be known until some period after it is launched. Our efforts to educate the medical community and payers on the benefits of our products may require significant resources and may never be successful. For instance, following marketing approval of ZYNTEGLO in the European Union, we did not reach agreement with payers on an acceptable price for reimbursement in our priority markets in Europe, and we are no longer seeking to commercialize our products and product candidates in Europe for the foreseeable future. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors. Any of these factors may cause ZYNTEGLO, SKYSONA, or lovo-cel, to be unsuccessful or less successful than anticipated.
Our ability to successfully commercialize our products or product candidates, if approved, including our ability to achieve their widespread market acceptance, is critical to the success of our business.
We dedicate a substantial amount of our resources to the commercialization of ZYNTEGLO and SKYSONA. Our ability to generate revenue in the near-term will depend almost entirely on our ability to execute on our commercialization plans and the level of market adoption for, and the continued use of, ZYNTEGLO and SKYSONA and, if approved, lovo-cel, by physicians, hospitals, patients, and/or healthcare payers, including government payers, consumers, managed care organizations, and retail and specialty pharmacies. If we are not successful in commercializing our products, including achieving and maintaining an adequate level of market adoption, our profitability and our future business prospects will be adversely impacted.
Future expansion of commercial opportunity is dependent upon lifecycle management and access to complementary therapies. Our efforts to reduce cost of goods through efficiencies of scale or new technologies, such as improved mobilization, may not be successful and/or we may not have access to the complementary technologies we need to succeed, which could impact the level of future profitability. For instance, improvements in conditioning regimens (which could increase the patient population who has access to our products), may not be successfully developed and approved, and if they are, we may not have access to those improvements which, in most instances, are technology owned by third-parties. Additionally, the future opportunity to market our therapies in geographies outside the US through partnership or our internal efforts may not materialize.
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
Any of these factors may negatively affect our ability to generate revenues from sales of our product candidates and our ability to achieve and maintain profitability and, as a consequence, our business may suffer.

We have limited sales and distribution experience and limited capabilities for marketing and market access. Although we have invested and expect to continue to invest significant financial and management resources, if we are unable to establish and maintain these commercial capabilities and infrastructure, or to enter into agreements with third parties to market and sell our products, we may be unable to generate sufficient revenue to sustain our business.
We have limited prior sales or distribution experience and limited capabilities for marketing and market access, and we did not generate meaningful product sales following the commercial launch of beti-cel following marketing approval in Europe. To successfully commercialize ZYNTEGLO, SKYSONA, and lovo-cel (following marketing approval in the United States, if and when obtained), we will need to further develop these capabilities. We may need to expand our infrastructure to further support commercial operations in the United States, either on our own or with others. Commercializing an autologous gene therapy is resource-intensive and has required, and will continue to require, substantial investment in commercial capabilities. We are competing with companies that currently have extensive and well-funded marketing and sales operations. Without significant commercial experience as a company or the support of a third-party to perform these functions, including marketing and sales functions, we may be unable to compete successfully against these more established companies.
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
We may encounter challenges with engaging or coordinating with qualified treatment centers needed for the ongoing commercialization of ZYNTEGLO and SKYSONA and the potential commercialization of lovo-cel.
Our commercial strategy is to engage apheresis and transplant centers as qualified treatment centers for the collection of patient hematopoietic stem cells ("HSCs") and infusion of the drug product once manufactured. To ensure that the qualified treatment centers are prepared to collect patient HSCs and to ship them to our transduction facilities in accordance with our specifications and regulatory requirements, we train and conduct quality assessments of each center as part of engagement. These qualified treatment centers are the first and last points on our complex supply chain to reach patients in the commercial setting. We may not be able to engage qualified treatment centers in all of the regions in our commercial launch strategy, or we may encounter other challenges or delays in engaging qualified treatment centers. For instance, we have currently signed agreements with twelve such treatment centers and our corporate strategy is to contract with at least 40 such centers by the end of 2023. Any delay or failure to meet these goals may limit patient access to our therapies and, accordingly, have a material adverse effect on our commercial forecasts and business.
Furthermore, we may fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the drug product back to the patient. Logistical and shipment delays and problems caused by us, our third-party vendors, and other factors not in our control, such as weather, could prevent or delay the manufacture of or delivery of drug product to patients. If our qualified treatment centers fail to perform satisfactorily, we may suffer reputational, operational, and business harm. Additionally, delays with infusion at the qualified treatment centers, due to, for instance, the patient's schedule or health condition or such center’s capacity, could result in a patient becoming medically ineligible for our treatment, the drug product becoming unusable and loss of medical coverage, which would have a material adverse effect on commercial sales.
We are required to maintain a complex chain of identity and chain of custody with respect to patient material as it moves through the manufacturing process, from the qualified treatment center to the transduction facility, and back to the patient. Failure to maintain chain of identity and chain of custody could result in adverse patient outcomes, loss of product or regulatory action.
The insurance coverage and reimbursement status of newly-approved products in the United States is uncertain. Due to the novel nature of our technology and the potential for our product to offer lifetime therapeutic benefit in a single administration, we face unique and additional challenges in obtaining adequate pricing and reimbursement for our products. Failure to obtain or maintain adequate coverage and reimbursement for any new or current product could limit our ability to market those products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford healthcare, and especially expensive medicines, such as gene therapy products. Sales of our products will depend substantially on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other payers. There is no assurance that payers will be willing to reimburse providers at the company-established list price or reimbursement levels that payers will be willing to pay will be acceptable to us. Moreover, given that our therapies are likely to be administered in the inpatient care setting, it will be important that our products are reimbursed as a separate item from the underlying services incurred during the patient’s hospitalization; however, such “separate reimbursement” is not guaranteed by all payers. Accordingly, the estimation of potential revenues will be complex and it is difficult to predict what payers will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products.
In the U.S., regional Medicare Administrative Contractors (“MACs”) are responsible for making a determination with regard to whether a new therapy meets the Centers for Medicare and Medicaid Services' ("CMS") standard of “reasonable and necessary” such that it is covered and reimbursed by Medicare and Medicaid. Reimbursement methodologies in Medicare and Medicaid vary based on the type of therapeutic agent and setting of care, and in Medicaid, the reimbursement methodologies also vary by state. We anticipate that coverage determinations for our marketed therapies and for lovo-cel, if granted FDA approval in the future, will be made by MAC. While there is uncertainty with this process both in terms of the timing of the decision making process and the decision to cover itself, our exposure to the Medicare program is limited given that only a small percentage of our patient population may be Medicare eligible (i.e., a small percentage of patients may be dually eligible for Medicare and Medicaid, in which case Medicare services as the primary payer and Medicaid as the secondary payer for any service not otherwise covered by Medicare).
Moreover, increasing efforts by governmental and third-party payers to cap or reduce healthcare costs may cause such organizations to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for ZYNTEGLO, SKYSONA, or for lovo-cel following marketing approval, if and when obtained. We expect to experience pricing pressures in connection with the sale of our products due to greater scrutiny on list prices and total prescription drug spending across all payer channels as well additional legislative changes. Net prices for drugs may be reduced by mandatory discounts or rebates required by government or private payers. As a result, increasingly high barriers are being erected to the entry of new products often in the form of limiting the patient population for whom a new therapy is deemed “medically necessary.”  Even if coverage is provided, the amount payers are willing to reimburse may not be a sufficient return on our investment.
Furthermore, because a provider is responsible for costs associated not just with obtaining our medicines but also with the underlying hospital stay in which the administration of our therapies occur, the pricing and reimbursement dynamics that impact patient access are not entirely within our control as providers and payers negotiate separately for the cost of the associated items and services, decisions in which we cannot and do not play a role. These services include the collection of HSCs from the patient, followed by chemotherapy and myeloablative treatments, and inpatient hospital stay following drug product infusion. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our products will be adversely affected.
We have entered into and continue to engage with payers across all channels around outcomes-based contracts for ZYNTEGLO. We also offer the option to pay for the therapy in installments over time. In the event that a payer opts for the outcomes-based contract, we will need to reserve a certain portion of revenue from each sale to account for the potential that a rebate will be owed if the patient fails to meet the pre-established outcome metric over a one or two year evaluation period following drug product administration. These contracts also may result in the timing of revenue recognition not corresponding to the timing of cash collection. Despite our efforts to engage with CMS and work with experts to ensure all of our payer contracting efforts comply with relevant federal and state regulations, including government price reporting obligations, given the complexity of these arrangements, we may not be able to satisfy the compliance requirements, which may result in significant fines and liability.
Collectively, these factors could affect our ability to successfully commercialize our products and generate or recognize revenues, which would adversely impact our business, financial condition, results of operations and prospects.

Risks related to the research and development of our product candidates
Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of lovo-cel or other product candidates.
Before obtaining marketing approval from regulatory authorities for the commercialization of our product candidates, we must conduct extensive clinical studies to demonstrate the safety, purity and potency, and efficacy, of the product candidates in humans. Clinical testing is expensive, time-consuming and uncertain as to outcome. There is a high failure rate for therapies proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical studies even after achieving promising results in earlier stage clinical studies. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. A failure of one or more clinical studies can occur at any stage of testing. Events that may prevent successful or timely completion of clinical development of lovo-cel or any other product candidate include:
•inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•delays or failure in obtaining regulatory authorization to commence a trial;
•delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
•delays in identifying, recruiting and training suitable clinical investigators;
•delays in obtaining required IRB or ethics committee approvals at each clinical trial site;
•delays in manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing;
•insufficient or inadequate supply or quality of product candidates or other materials necessary for use in clinical trials, or delays in sufficiently developing, characterizing or controlling a manufacturing process suitable for clinical trials;
•imposition of a clinical hold by regulatory agencies, including after review of an IND or amendment or equivalent foreign application or amendment, as a result of a new safety finding that presents unreasonable risk to clinical trial participants or after an inspection of our clinical study operations or study sites or due to unforeseen safety issues;
•failure by our CROs, other third parties or us to adhere to clinical trial protocols or failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practice requirements (“GCPs”) or applicable regulatory guidelines in other countries;
•occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits, or occurrence of adverse events in trial of the same class of agents conducted by other companies, particularly due to the fact that we are required to follow patients in our clinical studies for an extended period of time (up to 15 years);
•changes to the clinical trial protocols;
•clinical sites deviating from trial protocol or dropping out of a trial;
•changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;

•the cost of clinical trials of our product candidates being greater than we anticipate;
•clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development of such product candidates;
•transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (“CMO”) and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process (please see "Risk Factors—Changes in our manufacturing processes may cause delays in our clinical development and commercialization plans" of this Annual Report on Form 10-K for further information); or
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.
Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where the clinical trials are conducted.
Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate product revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects significantly.
We depend on enrollment of patients in our clinical trials for our product candidates. If we experience delays or difficulties enrolling in our clinical trials, our research and development efforts and business, financial condition, and results of operations could be materially adversely affected.
Successful and timely completion of clinical trials, including additional trials which the FDA may require we complete prior to or as part of approval of our product and product candidates, will require that we enroll a sufficient number of patient candidates. These trials and other trials we conduct may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events. These types of developments could cause us to delay the trial or halt further development.
Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. In addition, there may be limited patient pools from which to draw for clinical studies. In addition to the rarity of some diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study.
Patient enrollment depends on many factors, including:
•the size and nature of the patient population;
•the severity of the disease under investigation;
•eligibility criteria for the trial;
•the proximity of patients to clinical sites;
•the design of the clinical protocol;
•the ability to obtain and maintain patient consents;
•the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•the risk that patients enrolled in clinical trials will drop out of the trials before the administration of our product candidates or trial completion;
•the availability of competing clinical trials;
•the availability of new drugs approved for the indication the clinical trial is investigating; and
•clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies.
These factors may make it difficult for us to enroll enough patients to complete our clinical trials in a timely and cost-effective manner. Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
Data from our clinical trials that we announce or publish from time to time may change as more patient data become available either through long-term patient follow-up and/or as such data is audited and verified which could result in material changes to clinical and safety profiles for our products.
From time to time, we may disclose data from our preclinical studies and clinical trials. Such data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. In addition, the clinical trials evaluating our products and product candidates generally require that we continue to monitor and evaluate safety and efficacy in patients over an extended period of time following treatment, including for up to fifteen years for some studies, which may result in the safety or efficacy profile to change over time. Changes in the efficacy and safety profile of our product or product candidates over time could significantly harm our business prospects including resulting in volatility in the price of our common stock.
Additionally, from time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If others, including regulatory authorities, disagree with the conclusions reached with respect to such information and assessments, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
Even if we have received or will receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw any accelerated approval we have obtained.
In September 2022, SKYSONA received accelerated approval from the FDA, and we may in the future receive accelerated approval for our one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.
The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, one or more additional confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. For example, we agreed to provide confirmatory long-term clinical data to the FDA as a condition of the SKYSONA accelerated approval, and continued approval for the approved indication will be contingent upon verification and description of clinical benefit in a confirmatory trial. Moreover, certain payers, including state medicaid agencies, may scrutinize therapies that reach the market through accelerated approval, which can lead to delays in broader access after approval and require additional company resources to address any concerns.
In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, introduced reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory trials; however, the ultimate impact of these reforms remains unclear.
A Regenerative Medicine Advanced Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.
We have obtained Regenerative Medicine Advanced Therapy (“RMAT”) designation for lovo-cel for the treatment of SCD, and we may seek additional RMAT designations for our product candidates. A biological product candidate is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which the FDA defines as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) the candidate is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the candidate has the potential to address unmet medical needs for such disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review o and priority review of BLAs. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or through reliance upon data obtained from a meaningful number of sites, including through expansion to a sufficient number of sites, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as appropriate, be able to fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.
RMAT designation is within the sole discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for RMAT designation, the FDA may disagree and instead determine not to make such designation. RMAT designation does not change the standards for product approval, and there is no assurance that such designation or eligibility for such designation will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. Additionally, RMAT designation can be revoked if the product candidate fails to meet the qualifications as clinical data continue to emerge.
We have obtained and may seek orphan drug designation for our product candidates, but we may be unable to obtain such designation or to obtain or maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our product revenue, if any, to be reduced.
We have obtained orphan drug designations for certain diseases or conditions for beti-cel, lovo-cel and eli-cel. Under the Orphan Drug Act, the FDA may designate a biological product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, waivers from certain pediatric clinical trial requirements, and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.
In addition, if a product candidate receives the first FDA approval for the disease or condition for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for a disease or condition broader than the orphan designated disease or condition and may be lost if the FDA later determines that the request for designation was materially defective.
Even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan disease or condition due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same disease condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
We have obtained a rare pediatric disease designation for lovo-cel for the treatment of SCD; however, there is no guarantee that FDA approval will result in issuance of a priority review voucher.
In 2012, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications. This program is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” that meets certain criteria may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application. The FDA may also revoke any priority review voucher if the rare pediatric disease drug for which the voucher was awarded is not marketed in the U.S. within one year following the date of approval.

We have obtained a rare pediatric disease designation for lovo-cel for the treatment of SCD. However, there is no guarantee that we will be able to obtain a priority review voucher, even if lovo-cel is approved by the FDA. For example, even though we received priority review vouchers in connection with the approvals of SKYSONA and ZYNTEGLO, the FDA may determine that a BLA for lovo-cel, even if ultimately approved, does not meet the eligibility criteria for a priority review voucher, such as where the FDA limits approval, if ultimately received, to a patient population over 18 years of age. Moreover, Congress included a sunset provision in the statute authorizing the rare pediatric disease priority review voucher program. Under the current statutory sunset provisions, after September 30, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the product candidate, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers.
Our biological products and product candidates may face competition sooner than anticipated.
The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a highly similar or “biosimilar” product may not be submitted to the FDA until four years following the date that the reference product was first approved by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first approved. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced, safer or more effective than ours, which may adversely affect our financial condition and our ability to successfully develop and commercialize ZYNTEGLO, SKYSONA and lovo-cel.
We are engaged in the development of gene therapies for severe genetic diseases, which is a competitive and rapidly-changing field. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, more experienced manufacturing capabilities, or more established commercial infrastructure. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, or less costly than any products that we may develop, or achieve patent protection, marketing approval, product commercialization and market penetration earlier than us. Additionally, technologies developed by our competitors may render our products or product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors. For additional information regarding our competition, see “Part I, Item 1. Business—Competition”.
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
The success of our business depends, in part, upon our ability to identify, develop and commercialize products based on our platform technologies. Our growth strategy also depends upon our ability to leverage advancements in complementary technologies such as in reduced toxicity conditioning or in stem cell mobilization. Our research programs may fail to identify other potential product candidates for clinical development or advance such complementary technologies for a number of reasons. We may be unsuccessful in identifying potential product candidates or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. Research programs to identify new product candidates and new technologies require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If any of these events occur, we may be forced to abandon any research, development or commercialization efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.
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
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA may also slow the time necessary for new drugs, medical devices and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States have adopted similar policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our LVV and drug products in accordance with GMP, whether due to the impacts of COVID-19 or otherwise, we will not be able to support commercialization of SKYSONA and ZYNTEGLO and complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND and BLA submissions, including for lovo-cel. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us at any time. If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.
Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the products ourselves, including:
•the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms, including the inability to negotiate favorable terms to increase capacity to meet future forecasted demand;
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
We may be forced to manufacture LVV and drug product ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different manufacturer, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills required to manufacture our LVV or drug product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. Any of these events could lead to clinical study delays or failure to obtain marketing approval, or impact our ability to successfully commercialize our products or product candidates. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.
We and our contract manufacturers are subject to significant regulation with respect to manufacturing our product candidates. The manufacturing facilities on which we rely may not continue to meet regulatory requirements and have limited capacity.
All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Some components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and where required, must adhere to the FDA’s or other regulator’s good laboratory practices ("GLP"), and GMP regulations enforced by the FDA or other regulator through facilities inspection programs. Some of our contract manufacturers, particularly those we anticipate using for production of lovo-cel (when and if approved) have not produced a commercially-approved product and therefore have not obtained the requisite FDA or other marketing approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors may be required to successfully complete a pre-approval inspection for compliance with GMPs and other applicable regulations as a condition of marketing approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products or product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not successfully complete a pre-approval plant inspection, it is possible FDA or other marketing approval of the product candidates may be delayed or prevented.
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
These factors could cause the delay of clinical studies, regulatory submissions, required approvals or commercialization of our products or product candidates, cause us to incur higher costs and prevent us from successfully commercializing our products or product candidates. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenues.
We rely on third parties to conduct, supervise and monitor our clinical studies, and if these third parties perform in an unsatisfactory manner, it may harm our business.
We rely on contract research organizations ("CROs") and clinical study sites to ensure our clinical studies are conducted properly and on time. While we will have agreements governing their activities, we will have limited influence over their actual performance. We will control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol and in accordance with applicable GCPs, GLPs and other legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities.
We and our CROs are required to comply with the FDA’s and other regulatory authorities’ GCPs for conducting, recording and reporting the results of clinical studies to assure that the data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical study participants are protected. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our future clinical studies may be deemed unreliable and the FDA and other regulatory authorities may require us to perform additional clinical studies before approving any marketing applications.
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
Our ability to generate revenues and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully commercialize ZYNTEGLO and SKYSONA and complete the development of, and obtain the regulatory, pricing and reimbursement approvals necessary to commercialize lovo-cel (if and when approved). Our ability to generate revenues from product sales depends heavily on our success in:
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
•launching and commercializing our approved products with a sustainable field-based team and marketing and distribution infrastructure;
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
Further, from time to time we issue financial guidance relating to our expectations for our cash, cash equivalents, and marketable securities available for operations, which guidance is based on estimates and the judgment of management. For instance, a portion of our financial runway guidance includes $45.4 million of restricted cash which is currently unavailable for use and there is no assurance as to when or if our restricted cash will become available. Moreover, our future net product revenues will depend upon the size of the markets which the products have received approval, its ability to achieve sufficient market acceptance, reimbursement from third-party payers, adequate market share in those markets and performance of the drug product subject to outcome-based programs. If, for any reason, our expenses differ materially from our guidance or we utilize our cash more quickly than anticipated, we may have to adjust our publicly announced financial guidance. If we fail to meet, or if we are required to change or update any element of, our publicly disclosed financial guidance or other expectations about our business, our stock price could decline.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.
Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. We expect that revenues from product sales will be difficult to predict from period to period, given the absence of historical sales data for ZYNTEGLO, SKYSONA, and lovo-cel, if approved.
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
We are highly dependent on our executive team and key employees, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. There is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and our turnover rate has been high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, our financial condition has made it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.
The COVID-19 pandemic has had, and may continue to have, an impact on various aspects of our business and that of third parties on which we rely. The extent to which the COVID-19 pandemic impacts our business will depend in part on future developments, which are uncertain and unpredictable in nature.
As a result of the COVID-19 pandemic, we have experienced and may in the future experience disruptions in our operations and business, and those of third parties upon whom we rely. For instance, we have experienced disruptions in the conduct of our clinical trials, manufacturing and commercialization efforts, and the treatment of patients in the commercial context. The COVID-19 pandemic has also disrupted the conduct of our ongoing clinical studies, with the result of slower patient enrollment and treatment as well as delays in post-treatment patient follow-up visits. These impacts have varied by clinical study, with the most significant impacts being on our ongoing HGB-210 study for lovo-cel. It is possible that these delays may impact the timing of our regulatory submissions. Furthermore, certain third parties in our supply chain have experienced operational disruptions, which have affected activities necessary for our research and development efforts, as well as our commercialization efforts in the United States. We cannot reasonably assess or predict at this time the full extent of the negative impact that the COVID-19 pandemic and related effects may have on our business, financial condition, results of operations and cash flows. We expect we may continue to experience these disruptions in our operations and those of our third parties for an unknown period of time, as the trajectory of the COVID-19 pandemic remains uncertain and continues to evolve in the United States.
The ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments which are difficult to predict, including the duration and any potential resurgence of the pandemic and additional or modified government actions taken to contain or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical studies, our research programs, our commercial activities in the United States, healthcare systems or the global economy. For instance, we continue to evaluate any impact of COVID-19 on our QTC network, our supply chain, and any potential future clinical trials. If the ultimate impact of the COVID-19 pandemic and the resulting uncertain economic and healthcare environment is more severe than we anticipated, we may not be able to execute on our current operating plan or on our strategy. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our products, whether FDA-approved or investigational, remain subject to regulatory scrutiny.
For any regulatory approvals that we have or may receive, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products and/or product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and GCPs for any clinical trials that we may conduct. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. Even though we have obtained marketing approval in the U.S. for ZYNTEGLO and SKYSONA and may obtain regulatory approval in the U.S. for lovo-cel, any regulatory approvals we may receive will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidates, and such approvals may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements.. For example, the FDA typically advises that patients treated with gene therapy undergo follow-up observations for potential adverse events for a 15-year period. Furthermore, we have agreed to provide confirmatory long-term clinical data to the FDA as a condition of the SKYSONA accelerated approval, and continued approval for the approved indication will be contingent upon verification and description of clinical benefit in a confirmatory trial. If our confirmatory trials fail to adequately verify or describe the anticipated clinical benefit of SKYSONA, or if we fail to conduct such trials in a timely manner, the FDA could withdraw its approval for SKYSONA on an expedited basis.
Additionally, the holder of an approved BLA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the BLA. The holder of an approved BLA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and are subject to FDA review, in addition to other potentially applicable federal and state laws. We have experienced interruptions in clinical programs due to safety concerns arising from our

SKYSONA and lovo-cel programs, and we can make no assurance that we will not experience interruptions in any clinical studies, marketing or other commercialization activities in the future, whether due to safety concerns in any approved or investigational products, or due to events arising from programs that utilize technologies similar to or related to ours.
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
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay marketing authorization of any product candidates we develop. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.
The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs and biologics. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe, pure and potent, or effective, by the FDA. For example, the current FDA-approved indication for ZYNTEGLO is limited to the treatment of adult and pediatric patients with β-thalassemia who require regular red blood cell transfusions, and the FDA-approved indication for SKYSONA is limited to slow the progression of neurologic dysfunction in boys 4-17 years of age with early, active CALD, which is defined to include to asymptomatic or mildly symptomatic (neurologic function score, NFS ≤ 1) boys who have gadolinium enhancement on brain magnetic resonance imaging and Loes scores of 0.5-9.
While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to manufacture and promote any products will be narrowly limited to those indications that are specifically approved by the FDA. If we are found to have manufactured and promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The

FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion any product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
We are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and, false claims laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties, reputational harm, and diminished profits and future earnings.
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
These laws apply to, among other things, our sales, marketing, patient services and educational programs. State and federal regulatory and enforcement agencies continue actively to investigate violations of health care laws and regulations, and the United States Congress continues to strengthen the arsenal of enforcement tools. Most recently, the Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti-Kickback Statute. Enforcement agencies also continue to pursue novel theories of liability under these laws. In particular, government agencies have recently increased regulatory scrutiny and enforcement activity with respect to programs supported or sponsored by pharmaceutical companies, including reimbursement and co-pay support, funding of independent charitable foundations and other programs that offer benefits for patients. Several investigations into these programs have resulted in significant civil and criminal settlements.
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
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.
The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.
In the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH") and their implementing regulations (collectively, "HIPAA"), imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. For example, California enacted the California Consumer Privacy Act ("CCPA") which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is currently an exception for protected health information that is subject to HIPAA, as currently written, the CCPA may impact our business activities. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Furthermore, the Federal Trade Commission (FTC) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, in Europe, the European Union General Data Protection Regulation (“GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Since the beginning of 2021, after the end of the transition period following the United Kingdom’s departure from the European Union, we are also subject to the United Kingdom data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
If we fail to comply with reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in governmental programs that impose extensive drug price reporting and payment obligations on pharmaceutical manufacturers. Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program (the “MDRP”), as a condition of federal funds being made available for our covered outpatient drugs under Medicaid and certain drugs or biologicals under Medicare Part B, we pay a rebate to state Medicaid programs for each unit of our covered outpatient drugs dispensed to a Medicaid beneficiary and paid for by the state Medicaid program. Medicaid rebates are based on pricing data that we report on a monthly and quarterly basis to CMS, the federal agency that administers the MDRP and Medicare programs. For the MDRP, these data include the Average Manufacturer Price (“AMP”) for each drug and, in the case of innovator products, best price. In connection with Medicare Part B, a pharmaceutical manufacturer must provide CMS with average sales price (“ASP”) information for certain drugs or biologicals on a quarterly basis. ASP is calculated based on a statutorily defined formula, as well as regulations and interpretations of the statute by CMS. If we become aware that our MDRP price reporting submission for a prior period was incorrect or has changed as a result of recalculation of the pricing data, we must resubmit the corrected data for up to three years after those data originally were due. If we fail to provide information timely or are found to have knowingly submitted false information to the government, we may be subject to civil monetary penalties and other sanctions, including termination from the MDRP, in which case payment would not be available for our covered outpatient drugs under Medicaid or, if applicable, Medicare Part B.
Federal law requires that any company that participates in the MDRP also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program is administered by HRSA and imposes a statutorily defined “ceiling price” for pharmaceutical products purchased by defined “covered entities” when administered in the outpatient setting. bluebird's therapies are administered in the inpatient setting exclusively and thus, we do not anticipate any 340B claims and requires us, as a participating manufacturer, to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered drugs used in an outpatient setting. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low income patients. A drug that is designated for a rare disease or condition by the Secretary of Health and Human Services is not subject to the 340B ceiling price requirement with regard to the following types of covered entities: rural referral centers, sole community hospitals, critical access hospitals, and free standing cancer hospitals. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
In order to be eligible to have drug products paid for with federal funds under Medicaid and Medicare Part B and purchased by certain federal agencies and grantees, we must also participate in the VA/FSS pricing program. Under the VA/FSS program, we must report the Non-FAMP for our covered drugs to the VA and charge certain federal agencies no more than the Federal Ceiling Price, which is calculated based on Non FAMP using a statutory formula. These four agencies are the VA, the U.S. Department of Defense, the U.S. Coast Guard, and the U.S. Public Health Service (including the Indian Health Service). We must also pay rebates on products purchased by military personnel and dependents through the TRICARE retail pharmacy program. If we fail to provide timely information or are found to have knowingly submitted false information, we may be subject to civil monetary penalties.
Individual states continue to consider and have enacted legislation to limit the growth of healthcare costs, including the cost of prescription drugs and combination products. A number of states have either implemented or are considering implementation of drug price transparency legislation that may prevent or limit our ability to take price increases at certain rates or frequencies. Requirements under such laws include advance notice of planned price increases, reporting price increase amounts and factors considered in taking such increases, wholesale acquisition cost information disclosure to prescribers, purchasers, and state agencies, and new product notice and reporting. Such legislation could limit the price or payment for certain drugs, and states may impose civil monetary penalties or pursue other enforcement mechanisms against manufacturers who fail to comply with drug price transparency requirements. If we are found to have violated state law requirements, we may become subject to penalties or other enforcement mechanisms, which could have a material adverse effect on our business.
Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies, and the courts, which can change and evolve over time. Such pricing calculations and reporting, along with any necessary restatements and recalculations, could increase our costs for complying with the laws and regulations governing the MDRP and other governmental programs, and under the MDRP could result in an overage or undercharge in Medicaid rebate liability for past quarters. Price recalculations under the MDRP also may affect the ceiling price at which we are required to offer products under the 340B program. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. CMS could also terminate our Medicaid drug rebate agreement, in which case federal payments may not be available under Medicaid or Medicare Part B, if applicable, for our covered outpatient drugs. Pursuant to the Inflation Reduction Act of 2022 (the “IRA”), the AMP figures we report will also be used to compute rebates under Medicare Part D triggered by price increases that outpace inflation. We cannot assure you that our submissions will not be found to be incomplete or incorrect.
We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs. If the use of our products or product candidates harm patients, or is perceived to harm patients even when such harm is unrelated to our products or product candidates, our marketing approvals could be revoked or otherwise negatively impacted and we could be subject to costly and damaging product liability claims.
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
The increasing focus on environmental sustainability and social initiatives could increase our costs, harm our reputation and adversely impact our financial results.
There has been increasing public focus by investors, patients, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We may experience pressure to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of executing upon our sustainability goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.
In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.
Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.
The United States has enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell products for which we have obtained marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third party payers have attempted to control costs by limiting coverage and the level of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. For example, in March 2010, the Affordable Care Act ("ACA") was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care plans; established a new Medicare Part D coverage gap discount program; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, led to reductions of Medicare payments to providers, which will remain in effect through 2031 unless additional Congressional action is taken. More recently, in March 2021, President Biden signed into law the American Rescue Plan Act of 2021, which eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s AMP, beginning January 1, 2024.
Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.

For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
At the U.S. state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Our information technology systems, or those of our third-party collaborators, service providers, contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product candidates’ development programs and activities related to our approved products and have a material adverse effect on our reputation, business, financial condition or results of operations.
Our information technology systems and those of our current or future third-party collaborators, service providers, contractors and consultants may fail and are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organizations, or persons with access to systems inside our organization. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. The prevalent use of mobile devices and unauthorized applications also increases the risk of data security incidents. As a result of the COVID-19 pandemic, and continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.
We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if we were to experience a system failure, accident or security breach that causes interruptions in our operations or the operations of third-party collaborators, service providers, contractors and consultants, it could result in significant reputational, financial, legal, regulatory, business or operational harm. For example, the loss of clinical trial data for our product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or our products and product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed. In addition, we rely on third-party service providers for management of the manufacture and delivery of drug product to patients in the commercial context, including for chain of identity and chain of custody. We also rely on third-party service providers for aspects of our internal control over financial reporting and such service providers may experience a material system failure or fail to carry out their obligations in other respects, which may impact our ability to produce accurate and timely financial statements, thus harming our operating results, our ability to operate our business, and our investors’ view of us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to material failures, security breaches, cyberattacks and other related breaches.
Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations to third parties, or any data security incidents or other security breaches that result in the unauthorized access, release or transfer of sensitive information, including personally identifiable information, may result in governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us. These events could cause third parties to lose trust in us or could result in claims by third parties asserting that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. While we have implemented data security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.
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
If the distribution of shares of 2seventy, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, we and our stockholders could be subject to significant tax liabilities.
The completion of the distribution of shares of 2seventy was conditioned upon, among other things, our receipt of a private letter ruling from the U.S. Internal Revenue Service (the "IRS"), and an opinion from Goodwin Procter LLP, both satisfactory to our board of directors and both continuing to be valid, together confirming that the distribution, together with certain related transactions, generally is tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). We have received a favorable private letter ruling from the IRS addressing one significant issue of the qualification of the distribution under Section 355 of the Code. However, the private letter ruling does not address the remaining issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. This can include events that occur following the distribution such as subsequent public offerings by us or 2seventy or share sales to persons that engaged in negotiations over share purchases prior to the distribution. Subsequent tax opinions have been obtained by us and 2seventy in connection with certain post-distribution sales of 2seventy's shares. The IRS private letter ruling, the opinion of Goodwin Procter LLP and tax opinions related to certain subsequent post-distribution sales of 2seventy shares were based, among other things, on various facts and assumptions, as well as certain representations, statements and undertakings from us and 2seventy (including those relating to the past and future conduct of us and 2seventy) and were subject to certain caveats. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or 2seventy breach any of our respective covenants relating to the separation, the IRS private letter ruling and tax opinion may be invalid. Moreover, the opinion is not binding on the IRS or any courts. Accordingly, notwithstanding receipt of the IRS private letter ruling and an opinion of Goodwin Procter LLP at the time of the distribution, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes.
If the distribution, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, we would recognize taxable gain as if we have sold 2seventy’s distributed common stock in a taxable sale for its fair market value and our stockholders who receive shares of 2seventy common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
In connection with the distribution, we and 2seventy entered into a tax matters agreement pursuant to which each party is responsible for certain liabilities and obligations following the distribution. In general, under the terms of the tax matters agreement, if the distribution, together with certain related transactions, were to fail to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, and if and to the extent that such failure results from a prohibited change of control in us under Section 355(e) of the Code, or an acquisition of our stock or assets or certain actions, omissions or failures to act, by us, then we will bear any resulting taxes, interest, penalties and other costs. If and to the extent that such failure results from a prohibited change of control in 2seventy under Section 355(e) of the Code or an acquisition of 2seventy stock or assets or certain actions by 2seventy, then 2seventy will be obligated to indemnify us for any resulting taxes, interest, penalties and other costs, including any reductions in our net operating loss carryforwards or other tax assets. If such failure does not result from a prohibited change of control in us or 2seventy under Section 355(e) of the Code and both we and 2seventy are responsible for such failure, liability will be shared according to relative fault. If neither we nor 2seventy is responsible for such failure, we will bear any resulting taxes, interest, penalties and other costs.
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
Third parties have asserted and in the future may assert that we are employing their proprietary technology without authorization. For example, as discussed in Part I, Item 3, "Legal Proceedings", San Rocco Therapeutics, LLC, formerly known as Errant Gene Therapeutics, LLC has alleged that our use of the BB305 lentiviral vector in connection with the beti-cel program infringes U.S. Patent Nos. 7,541,179 and 8,058,061, and seeks equitable, injunctive and monetary relief, including royalties, treble damages, attorney fees and costs. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe.
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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our products or product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorney's fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.
We may not be successful in obtaining or maintaining necessary rights to gene therapy product components and processes for our pipeline through acquisitions and in-licenses.
Presently we have rights to the intellectual property, through licenses from third parties and under patents that we own, to develop our product candidates and commercialize our products. Because our programs may involve additional technologies that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. In addition, our product candidates may require specific formulations to work effectively and efficiently and these rights may be held by others. For instance, our growth strategy depends in part upon our ability to leverage advancements in complementary technologies such as in reduced toxicity conditioning or in stem cell mobilization. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.
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
Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including patent eligible subject matter, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our products and product candidates. Such a loss of patent protection would have a material adverse impact on our business.
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
Companies trading in the stock market in general, and The Nasdaq Global Select Market in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and biotechnology and pharmaceutical industry factors, such as the recent volatility and disruption experienced in the global economy and rising interest and inflation rates, may negatively affect the market price of our common stock, regardless of our actual operating performance.
The market price of our common stock has been volatile in the past, and may continue to be volatile for the foreseeable future. Our stock price could be subject to wide fluctuations in response to a variety of factors, including the following:
•adverse results or delays in preclinical or clinical studies;
•reports of adverse events, either from patients participating in our clinical trials or in connection with sales of our commercial products or other gene therapy products in the market;
•inability to obtain additional funding;
•any delay in filing our BLA for lovo-cel, and any adverse development or perceived adverse development with respect to the regulatory authority's review of such BLA;
•failure to successfully manage the commercial launch of ZYNTEGLO or SKYSONA or of lovo-cel following marketing approval (if and when obtained), including failure to manage our supply chain operations in the coordination and delivery of drug product to patients at qualified treatment centers;
•failure to obtain sufficient pricing and reimbursement for ZYNTEGLO or SKYSONA or for lovo-cel from private and governmental payers;
•failure to obtain market acceptance and adoption of ZYNTEGLO or SKYSONA or of lovo-cel;
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
Pursuant to our 2013 Stock Option and Incentive Plan (the "2013 Plan") we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2013 Plan automatically increases each year by up to 4% of all shares of our capital stock outstanding as of December 31 of the prior calendar year, subject to the ability of our board of directors or compensation committee to take action to reduce the size of the increase in any given year. Currently, we plan to register the increased number of shares available for issuance under the 2013 Plan each year. In January 2023, the number of shares of common stock available for issuance under the 2013 Plan was increased by approximately 3.3 million shares as a result of this automatic increase provision. The 2013 Plan will expire in

2023 and we will need to adopt a new plan subject to shareholder approval. We also make equity grants to certain new employees joining the Company pursuant to an inducement plan, and our compensation committee may elect to increase the number of shares available for future grant without stockholder approval. We also have an Employee Stock Purchase Plan and any shares of common stock purchased pursuant to that plan will also cause dilution.
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
Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” generally defined as a cumulative change of greater than 50% (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards ("NOLs") and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income and taxes may be limited. We have completed several financings since our inception, which we believe have resulted in shifts in our equity ownership. We completed a study through December 2020 confirming no ownership changes have occurred since our initial public offering in 2013. We may have experienced ownership changes since December 2020, and we may also experience ownership changes in the future as a result of subsequent shifts in our equity ownership, some of which are outside our control. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may further limit our ability to utilize our pre-change NOLs or other pre-change tax attributes if we undergo a future ownership change. Accordingly, if we earn net taxable income, our ability to use our pre-change NOLs and other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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

Changes in tax law and regulations could adversely affect our business, financial condition and results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of any of our future earnings. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Generally, future changes in applicable tax laws and regulations, or their interpretation and application, potentially with retroactive effect, could have an adverse effect on our business, financial conditions and results of operations. We are unable to predict whether such changes will occur and, if so, the ultimate impact on our business. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.
The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. If the equity and credit markets continue to deteriorate or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers or other third-party providers may not survive an economic downturn or recession. As a result, our business, results of operations and price of our common stock may be adversely affected.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Below is a summary of our material owned and leased properties as of December 31, 2022:
Massachusetts
Our current corporate headquarters encompasses approximately 61,180 square feet of office space and is located at 455 Grand Union Boulevard, Somerville, Massachusetts. The lease commenced in April 2022 and will continue until December 31, 2032. The lease for our previous headquarters located at 60 Binney Street, Cambridge, Massachusetts was assigned to 2seventy bio, Inc. as of the tax-free spin-off consummated in November 2021. Under the terms of the assignment, we retained access rights to a portion of this office and laboratory space as needed. Currently, we are only using the laboratory space at 60 Binney Street and will discontinue this use as soon as our laboratory space in Charlestown, Massachusetts (as described below) is available for use.

In October 2022, we entered into a sublease with Finch Therapeutics, Inc. ("Finch") for 42,162 square feet of office and laboratory space at Finch’s corporate headquarters located at 100 Hood Park Drive, Charlestown, Massachusetts which Finch leases from Hood Park, LLC. This sublease commenced December 15, 2022 and is expected to terminate on December 14, 2025.

In April 2019, we entered into a sublease agreement for approximately 267,278 square feet of office space located at 50 Binney Street, Cambridge, Massachusetts. In December 2021, we entered into a sub-sublease agreement with Meta Platforms, Inc. to sublease the entirety of the 50 Binney Street premises which we have rights to under the sublease. The sub-sublease commenced April 1, 2022, and is expected to terminate on December 31, 2030.

We believe that our existing facilities are adequate for our current needs.
Item 3. Legal Proceedings
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of December 31, 2022, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. We believe no governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
On October 21, 2021, San Rocco Therapeutics, LLC, formerly known as Errant Gene Therapeutics, LLC, filed a complaint against us in the United States District Court for the District of Delaware for alleged infringement of U.S. Patent Nos. 7,541,179 and 8,058,061. The term of U.S. Patent No. 8,058,061 already expired on November 25, 2022, and U.S. Patent No. 7,541,179 will expire on May 13, 2024. The allegations relate to our use of the BB305 lentiviral vector, including in connection with the beti-cel program and seeks injunctive relief and money damages. On February 21, 2022, the parties stipulated to amend the case caption, in light of the plaintiff’s name change, from Errant Gene Therapeutics, LLC to San Rocco Therapeutics, LLC ("SRT"). The Court granted this stipulation and, accordingly, the case is now captioned, San Rocco Therapeutics, LLC v. bluebird bio, Inc. and Third Rock Ventures, LLC, C.A. No. 21-1478-RGA. On April 6, 2022, we—along with Third Rock Ventures, LLC—filed a motion seeking various relief including to stay the proceedings and compel arbitration on two threshold issues, which we argued warranted complete dismissal of the action as a matter of law, regardless of the merits of SRT’s underlying infringement claims. On July 26, 2022, the Court granted our request to stay the proceedings and issued an Order compelling the parties to arbitrate the threshold issues we raised. On February 7, 2023, the Arbitrator issued a final award finding in favor of SRT on both threshold issues, thereby enabling SRT to pursue its claims for alleged infringement. On March 1, 2023, the parties jointly stipulated, subject to the approval of the United States District Court for the District of Delaware, to lift the stay.  The Court lifted the stay on March 2, 2023, and our answer to SRT's complaint is due on or before March 31, 2023. We do not believe there is any infringement of the patents-in-suit and that the patents-in-suit are invalid. We have also filed petitions for inter partes review with the Patent Trial & Appeal Board (PTAB) of the United States Patent & Trademark Office, seeking to invalidate the patents. The PTAB is expected to issue its initial decisions in April 2023. We plan to vigorously defend against SRT's claims including by seeking a declaration from the Court that SRT's action is an exceptional case within the meaning of 35 U.S.C. § 285, and by seeking costs, attorney fees, and other relief to which we may be justly entitled.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been traded on the Nasdaq Global Select Market under the symbol “BLUE.”  On March 27, 2023, the last reported sale price for our common stock on the Nasdaq Global Select Market was $4.51 per share.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2017 and December 31, 2022, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2017 of our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Holders
As of March 27, 2023, there were approximately 8 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Overview
We are a biotechnology company committed to researching, developing, and commercializing potentially curative transformative gene therapies for severe genetic diseases based on our lentiviral vector (“LVV”) gene addition platform. In 2022, following more than a decade of leadership in research and clinical development, we received approval from the U.S. Food and Drug Administration (the “FDA”) for two gene therapies. Both therapies were launched in the fourth quarter of 2022.
On August 17, 2022, ZYNTEGLO (betibeglogene autotemcel, also known as beti-cel), was approved by the FDA for the treatment of adult and pediatric patients with ß-thalassemia who require regular red blood cell transfusions. On September 16, 2022, the FDA granted Accelerated Approval of SKYSONA (elivaldogene autotemcel, also known as eli-cel), to slow the progression of neurologic dysfunction in boys 4-17 years of age with early active cerebral adrenoleukodystrophy (“CALD”). We intend to submit a biologics licensing application (“BLA”) to the FDA for our third gene therapy candidate -- lovotibeglogene autotemcel – also known as lovo-cel – requesting priority review of the treatment for patients 12 and older with sickle cell disease (“SCD”) with a history of vaso-occlusive-events.
We are focusing our development and commercialization efforts in the U.S. market. We have obtained the withdrawal of the marketing authorization for beti-cel in the European Union, which became effective on March 24, 2022. On November 18, 2021, we obtained the withdrawal of the marketing authorization for eli-cel in the European Union. We withdrew our marketing applications for beti-cel and eli-cel from the MHRA in the United Kingdom. We are continuing the long-term follow-up of patients previously enrolled within the clinical trial programs in Europe as planned but do not intend to initiate any new clinical trials in Europe for β-thalassemia, CALD or SCD.
Since our inception in 1992, we have devoted substantially all of our resources to our development and commercialization efforts relating to our products and product candidates, including activities to manufacture product candidates in compliance with good manufacturing practices ("GMP") to conduct clinical studies of our product candidates, to provide selling, general and administrative support for these operations, to market, commercially manufacture and distribute our approved products and to protect our intellectual property. We have not generated material revenue from product sales. We have funded our operations primarily through the sale of common stock in our public offerings, private placements of preferred stock and warrants, the sale of two Rare Pediatric Disease Priority Review Vouchers ("PRVs") and through collaborations.
In December 2022, we sold a PRV for aggregate net proceeds of $102.0 million. In January 2023, we sold our second PRV for aggregate net proceeds of $93.0 million. We received the PRVs in August 2022 and September 2022 under a U.S. Food and Drug Administration program intended to encourage the development of treatments for rare pediatric diseases.
In January 2023, we sold 23.0 million shares of common stock (inclusive of shares sold pursuant to an option to the underwriters in connection with the offering) through an underwritten public offering at a price of $6.00 per share for aggregate net proceeds of $131.1 million.

In April 2022, we initiated a comprehensive restructuring plan intended to reduce operating expenses. As part of the restructuring, we reduced our workforce by approximately 30% in the second and third quarters of 2022. See Note 18, Reduction in Workforce, to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for more information on this restructuring plan.
As of December 31, 2022, we had cash, cash equivalents and marketable securities of approximately $181.7 million. We have never been profitable and have incurred net losses in each year since inception. Our net loss from continuing operations was $266.6 million for the year ended December 31, 2022 and our accumulated deficit was $3.99 billion as of December 31, 2022. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years, as we:
•fund activities related to the commercialization of ZYNTEGLO and SKYSONA in the United States;
•seek regulatory approval for lovo-cel and any other product candidates;
•scale our manufacturing capabilities in support of the commercialization of ZYNTEGLO and SKYSONA;
•conduct clinical studies for our clinical program; and
•increase research and development-related activities for severe genetic diseases.
Because of the numerous risks and uncertainties associated with product development and commercialization, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. We may not be able to generate substantial revenue from the sale of our products, and we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations. Until we generate significant revenues from product sales, if ever, we expect to continue to seek to fund our operations through public or private equity or debt financings, strategic collaborations, or other sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.
Business update
We had cash, cash equivalents and marketable securities of approximately $181.7 million as of December 31, 2022. Our expectation is that we will continue to generate operating losses and negative operating cash flows in the foreseeable future as we commercialize ZYNTEGLO and SKYSONA and seek regulatory approval of lovo-cel for SCD and will require the need for additional funding to support our planned operations before becoming profitable.
Although management has concluded that there is substantial doubt regarding our ability to continue as a going concern, this conclusion is based on our analysis under applicable accounting principles. Based on our current business plan, we anticipate our cash, cash equivalents, and marketable securities as of December 31, 2022, along with the $93.0 million net proceeds from the sale of a priority review voucher in January 2023, $131.1 million in net proceeds from a public offering in January 2023, and $45.4 million of restricted cash will be sufficient to fund our operations into the fourth quarter of 2024. Without the release of our restricted cash, however, we estimate our cash, cash equivalents and marketable securities as of December 31, 2022, along with the $93.0 million net proceeds from the sale of a priority review voucher in January 2023 and $131.1 million in net proceeds from a public offering in January 2023, will be sufficient to fund our operations into the second quarter of 2024. We have based these estimates on assumptions of revenues and operating costs that may prove to be wrong. Our restricted cash is currently unavailable for use, and there is no assurance as to when or if our restricted cash will become available for use. Furthermore, pursuant to the terms of certain agreements we have in place, we could be required to further increase our restricted cash due, in part, to recent concerns related to the stability of the banking sector, which would consequently reduce the amount of cash available to fund our operations. In addition, our future net product revenues will depend upon the size of the markets, our ability to obtain regulatory approval of lovo-cel for SCD, our ability to achieve sufficient market acceptance, reimbursement from third-party payers, adequate market share in those markets and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis or access our restricted cash, we may be required to revise our business plan and strategy, which may result in bluebird significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any product candidates or may result in bluebird being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially affected.
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
Research and development costs are expensed as incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of our product candidates or to what extent we will generate revenues from the commercialization and sale of our approved products and any of our product candidates that obtain regulatory approval. We may not succeed in achieving regulatory approval for all of our product candidates. The duration, costs, and timing of clinical studies and development of our product candidates will depend on a variety of factors, any of which could mean a significant change in the costs and timing associated with the development of our product candidates, including:
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
We plan to continue to incur research and development expenses for the foreseeable future as we continue to advance the development of lovo-cel, and conduct research activities for our platform technology. We expect our research and development expenses to decrease in conjunction with an increase in commercial activities and selling, general and administrative expense due to the approvals of ZYNTEGLO and SKYSONA. Our research and development expenses include expenses associated with the following activities:
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

	Year ended December 31,
	2022	2021	2020 (1)
	(in thousands)
ZYNTEGLO (beti-cel)	$43,093	$53,292	$66,141
lovo-cel (formerly LentiGlobin for SCD)	80,307	64,861	58,862
SKYSONA (eli-cel)	30,979	54,581	48,028
Preclinical programs	7,277	7,252	6,644
Total direct research and development expense	161,656	179,986	179,675
Employee- and contractor-related expenses	29,933	48,297	39,255
Stock-based compensation expense	19,259	42,989	49,766
Laboratory and related expenses	776	5,466	8,956
License and other collaboration expenses	—	—	40
Facility expenses	29,140	41,898	37,377
Other expenses	—	1,310	4,240
Total other research and development expenses	79,108	139,960	139,634
Total research and development expense	$240,764	$319,946	$319,309

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
We anticipate that our selling, general and administrative expenses, including payroll and sales and marketing expenses, will continue to increase in the future relative to current levels as we continue commercialization activities for ZYNTEGLO and SKYSONA in the United States and perform commercial readiness activities in the United States for lovo-cel, in anticipation of potential approval.
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
Gain from sale of priority review voucher, net.
Gain from sale of priority review voucher, net consists of gain from sale of priority review voucher. In December 2022, we sold our first PRV for $102.0 million. We received the PRV in August 2022 under a U.S. Food and Drug Administration program intended to encourage the development of treatments for rare pediatric diseases.
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
Product revenue
We recognize product revenue in accordance with ASC 606, Revenue from Contracts with Customers. In 2022, product revenue represents sales of ZYNTEGLO directly to hospitals in Germany. We determined that our contracted sales with hospitals formed a single performance obligation and we recognize revenue from product sales at the point in time that we satisfy our performance obligation, which is upon transferring control of ZYNTEGLO to the hospital. Control of the product generally transfers upon infusion of the product. Costs to manufacture and deliver the product and those associated with administering the therapy are included in cost of product revenue. To date there have been no product sales of ZYNTEGLO or SKYSONA in the U.S. market.
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

Results of Operations
Comparison of the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021	Change
	(in thousands)
Revenue:
Product revenue	$2,739	$2,850	$(111)
Other revenue	858	812	46
Total revenues	3,597	3,662	(65)
Operating expenses:
Research and development	240,764	319,946	(79,182)
Selling, general and administrative	136,908	209,969	(73,061)
Cost of product revenue	10,077	38,857	(28,780)
Restructuring expense	4,940	25,801	(20,861)
Total operating expenses	392,689	594,573	(201,884)
Gain from sale of priority review voucher, net	102,000	—	102,000
Loss from operations	(287,092)	(590,911)	303,819
Interest income, net	1,032	879	153
Other income (expense), net	19,599	27,652	(8,053)
Loss before income taxes	(266,461)	(562,380)	295,919
Income tax (expense) benefit	(117)	(258)	141
Net loss from continuing operations	$(266,578)	$(562,638)	$296,060
Net loss from discontinued operations	$—	$(256,740)	$256,740
Net loss	$(266,578)	$(819,378)	$552,800

Revenue. Total revenue was $3.6 million for the year ended December 31, 2022, compared to $3.7 million for the year ended December 31, 2021, and is comprised primarily of product revenue from sales of ZYNTEGLO in Germany.
Research and development expenses. Research and development expenses were $240.8 million for the year ended December 31, 2022, compared to $319.9 million for the year ended December 31, 2021. The decrease of $79.2 million was primarily attributable to the following:
•$58.7 million of decreased net employee compensation, benefit, and other headcount related expenses, including a decrease of $23.7 million in stock-based compensation expense due to an overall decrease in the value of awards, and reduced headcount in 2022;
•$12.0 million of decreased clinical trial costs primarily driven by the completion of certain clinical trials in late 2021;
•$7.7 million of decreased information technology and facility-related costs; and
•$7.5 million of decreased laboratory costs.
These decreased costs were partially offset by $6.8 million of increased manufacturing costs.
Selling, general and administrative expenses. Selling, general and administrative expenses were $136.9 million for the year ended December 31, 2022, compared to $210.0 million for the year ended December 31, 2021. The decrease of $73.1 million was primarily due to the following:
•$75.6 million of decreased employee compensation, benefit, and other headcount related expenses, including a decrease of $39.8 million in stock-based compensation expense due to an overall decrease in the value of awards, and reduced headcount in 2022;
•$9.7 million of decreased costs related to commercial readiness activities due to our decision to focus our efforts on the U.S. market for ZYNTEGLO, SKYSONA, and lovo-cel only;

•$2.1 million of decreased professional service fees; and
•$1.2 million of decreased costs related to medical affairs costs.
These decreased costs were partially offset by $15.6 million of increased costs attributable to information technology and facility-related costs.
Cost of product revenue. Cost of product revenue was $10.1 million for the year ended December 31, 2022, compared to $38.9 million for the year ended December 31, 2021.  The decrease is attributable to reserves for excess inventory recognized during the second and third quarter of 2021 as a result of the exit from the European market.
Restructuring expenses. Restructuring expenses were $4.9 million for the year ended December 31, 2022, compared to $25.8 million for the year ended December 31, 2021. The decrease in restructuring expenses is primarily related to the costs associated with the reduction in workforce as a result of our decision to wind down our European operations in 2021.
Gain from sale of priority review voucher, net. The increase in gain from sale of priority review voucher, net was related to the sale of a priority review voucher in the fourth quarter of 2022.
Interest income, net. The increase in interest income, net was primarily related to increased interest income earned on investments due to an overall increase in interest rates.
Other income (expense), net. The change in other income (expense), net was primarily related to the gain recognized on equity securities in 2021, offset by rental income in 2022.
Comparison of the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020	Change
	(in thousands)
Revenue:
Product revenue	2,850	—	2,850
Other revenue	812	—	812
Total revenues	3,662	—	3,662
Operating expenses:
Research and development	319,946	319,309	637
Selling, general and administrative	209,969	239,950	(29,981)
Cost of product revenue	38,857	—	38,857
Restructuring expense	25,801	—	25,801
Total operating expenses	594,573	559,259	35,314
Loss from operations	(590,911)	(559,259)	(31,652)
Interest income, net	879	5,770	(4,891)
Other expense, net	27,652	(6,881)	34,533
Loss before income taxes	(562,380)	(560,370)	(2,010)
Income tax (expense) benefit	(258)	(686)	428
Net loss from continuing operations	(562,638)	(561,056)	(1,582)
Net loss from discontinued operations	(256,740)	(57,639)	(199,101)
Net loss	$(819,378)	$(618,695)	$(200,683)
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
•$5.4 million of decreased lab expenses and non-clinical services;
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
Selling, general and administrative expenses. Selling, general and administrative expenses were $210.0 million for the year ended December 31, 2021, compared to $240.0 million for the year ended December 31, 2020. The decrease of approximately $30.0 million was primarily due to the following:
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
These decreased costs were partially offset by $4.6 million of increased costs attributable to information technology and facility-related costs.
Cost of product revenue. Cost of product revenue was $38.9 million for the year ended December 31, 2021. We did not have cost of product revenue for the year ended December 31, 2020.  The increase is attributable to costs of sales associated with product sales of ZYNTEGLO in Germany as well as the reserves for excess inventory recognized during the second and third quarters of 2021 based on forecasted consumption levels due to the wind down of our European operations.
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
Liquidity and Capital Resources
As of December 31, 2022, we had cash, cash equivalents and marketable securities of approximately $181.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2022, our funds are primarily held in U.S. government agency securities and treasuries, corporate bonds, and money market accounts.

We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of December 31, 2022, we had an accumulated deficit of $3.99 billion. We expect our research and development expenses to decrease in conjunction with an increase in commercial activities and selling, general and administrative expense due to the approvals of ZYNTEGLO and SKYSONA.
Although management has concluded that there is substantial doubt regarding our ability to continue as a going concern, this conclusion is based on our analysis under applicable accounting principles. Based on our current business plan, we anticipate our cash, cash equivalents, and marketable securities as of December 31, 2022, along with the $93.0 million in net proceeds from the sale of a priority review voucher in January 2023, $131.1 million in net proceeds from a public offering in January 2023 and $45.4 million of restricted cash will be sufficient to fund our operations into the fourth quarter of 2024. Without the release of our restricted cash, however, we estimate our cash, cash equivalents and marketable securities as of December 31, 2022, along with the $93.0 million net proceeds from the sale of a priority review voucher in January 2023 and $131.1 million in net proceeds from a public offering in January 2023, will be sufficient to fund our operations into second quarter of 2024. We have based these estimates on assumptions of revenues and operating costs that may prove to be wrong. Our restricted cash is currently unavailable for use, and there is no assurance as to when or if our restricted cash will become available for use. Furthermore, pursuant to the terms of certain agreements we have in place, we could be required to further increase our restricted cash due, in part, to recent concerns related to the stability of the banking sector, which would consequently reduce the amount of cash available to fund our operations. However, we have based this estimate on assumptions of revenues and operating costs that may prove to be wrong. Our future net product revenues will depend upon the size of the markets, our ability to obtain regulatory approval of lovo-cel for SCD, our ability to achieve sufficient market acceptance, reimbursement from third-party payers, adequate market share in those markets and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis we may be required to revise our business plan and strategy, which may result in bluebird significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any product candidates or may result in bluebird being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially affected.
We have funded our operations principally from the sale of common stock in public offerings, our collaboration with BMS and the sale of the two PRVs. The following is a summary of the financing transactions:
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
•In July 2021, we sold our bluebird Research Triangle manufacturing facility in North Carolina as part of an agreement with National Resilience, Inc ("Resilience"). In consideration, upon closing of the transaction we received $110.3 million from Resilience.
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
•In June 2022, we entered into an Equity Distribution Agreement with Goldman Sachs & Co. LLC ("Goldman") to sell shares of our common stock up to $75.0 million, from time to time, through an “at the market” equity offering program under which Goldman will act as manager. As of December 31, 2022, we sold 10.7 million shares of common stock at-the-market under the Equity Distribution Agreement, resulting in gross proceeds to us of approximately $56.2 million ($54.1 million net of offering costs).
•In December 2022, we sold a PRV for aggregate net proceeds of $102.0 million.

•In January 2023, we sold our second PRV for aggregate net proceeds of $93.0 million.
•In January 2023, we sold 23.0 million shares of common stock (inclusive of shares sold pursuant to an option to the underwriters in connection with the offering) in an underwritten public offering at a price of $6.00 per share for aggregate net proceeds of $131.1 million.
Sources of Liquidity
The discussion of our cash flows that follows does not include the impact of any adjustments to remove discontinued operations, unless otherwise noted, and is stated on a total company consolidated basis. The separation of our oncology business may have a negative impact on our cash flows in future periods.
Cash Flows
The following table summarizes our cash flow activity:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Net cash used in operating activities	$(352,953)	$(635,639)	$(470,351)
Net cash provided by (used in) investing activities	250,453	562,557	(84,345)
Net cash (used in) provided by financing activities	54,253	(93,954)	546,715
Decrease in cash, cash equivalents and restricted cash	$(48,247)	$(167,036)	$(7,981)
Operating Activities. The net cash used in operating activities was $353.0 million for the year ended December 31, 2022 and primarily consisted of a net loss of $266.6 million adjusted for non-cash items including a gain from the sale of priority review voucher of $102.0 million, change in net working capital of $39.1 million, stock-based compensation of $35.2 million, the recognition of a reserve for excess inventories of $7.5 million, depreciation and amortization of $5.0 million, other non-cash items of $3.9 million, and unrealized loss on equity securities of $3.1 million.
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
Discontinued operations contributed net losses of $0.0 million, $256.7 million and $57.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Investing Activities. Net cash provided by investing activities for the year ended December 31, 2022 was $250.5 million and was primarily due to proceeds from the maturities of available-for-sale marketable securities of $131.4 million, sale of priority review voucher of $102.0 million, and proceeds from sales of marketable securities of $30.2 million, offset by the purchase of $8.2 million of property, plant and equipment and the capitalization of two FDA approval milestones related to SKYSONA and ZYNTEGLO of $5.0 million.
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
Financing Activities: Net cash provided by financing activities for the year ended December 31, 2022 was $54.3 million and was primarily due to net cash proceeds from our At The Market ("ATM") equity offering program, net of issuance costs.
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
Concurrent with the Assignment of the 60 Binney Street lease, we entered into a sublease agreement with 2seventy bio for office, laboratory and storage space located at 60 Binney Street (the "60 Binney Street Sublease") while we construct and outfit our new office and laboratory space. The lease was modified in July 2022 to reflect the decreased use of the office and lab space. Under the terms of the 60 Binney Street Sublease, we leased 72,988 square feet for $0.5 million per month in base rent for the period beginning from the Assignment through March 2022 and 58,004 square feet for $0.4 million per month in base rent for the period from April 2022 through July 2022. Beginning in July 2022, due to the modification, we will pay $0.3 million monthly until no later than December 2023. We will also pay monthly fees for use of the facilities and support personnel, calculated based on our pro-rata share of operating costs during the term of the 60 Binney Street Sublease. We accounted for the 60 Binney Street Sublease as a new lease under ASC 842, and in November 2021, we recognized a right-of-use asset and lease liability related to the 60 Binney Street Sublease.
50 Binney Street sublease
In April 2019, we entered into a sublease agreement for office space located at 50 Binney Street in Cambridge, Massachusetts (the "50 Binney Street Sublease") to supplement our corporate headquarters located at 60 Binney Street in Cambridge, Massachusetts. Under the terms of the 50 Binney Street Sublease, we will lease 267,278 square feet of office space for $99.95 per square foot, or $26.7 million per year in base rent subject to certain operating expenses, taxes and annual rent increases of approximately 3%. The least commenced in April 2022. Upon signing the 50 Binney Street Sublease, we executed a $40.1 million cash-collateralized letter of credit, which may be reduced in the future subject to the terms of the 50 Binney Street Sublease and certain reduction requirements specified therein. The $40.1 million of cash collateralizing the letter of credit is classified as restricted cash and other non-current assets on our consolidated balance sheets. Payments will commence at the earlier of (i) the date which is 90 days following the commencement date and (ii) the date we take occupancy of all or any portion of the premises. In connection with the execution of the 50 Binney Street Sublease, we also entered into a purchase agreement for furniture and equipment (the “Furniture Purchase Agreement”) located on the premises upon lease commencement. Upon execution of the Furniture Purchase Agreement, we made an upfront payment of $7.5 million. We made another $7.3 million payment under the Furniture Purchase Agreement upon lease commencement.
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
Assembly Row lease
In November 2021, we entered into a lease agreement with Assembly Row 5B, LLC ("Landlord") for office space located at 455 Grand Union Boulevard in Somerville, Massachusetts to serve as our future corporate headquarters. Under the terms of the arrangement, we will lease approximately 61,180 square feet starting at an annual rate of $45 per square foot, subject to annual increases of 2.5%, plus operating expenses and taxes. In addition, we are eligible to receive a tenant work allowance of $160 per rentable square foot of the premises. The lease commenced on March 1, 2022, the date on which the Landlord tenders possession of the premises to us with any tenant work required to be performed by the Landlord substantially completed. Since the lease commencement date, we have recognized rent expense of $0.3 million monthly.
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
In August 2022, we entered into another agreement reserving manufacturing capacity with a contract manufacturing organization. We concluded that this agreement contains an embedded operating lease as a controlled environment room at the facility is designated for our exclusive use during the term of the agreement. Under the terms of the agreement, we will utilize an existing deposit with the contract manufacturing organization to cover monthly lease payments through September 2023, with lease prepayments and the deposit equal to $10.8 million. The term of the agreement is 14 months, with the option to extend. The agreement commenced in August 2022 and upon commencement we classified the embedded lease as an operating lease and recognized a right-of-use asset and lease liability. We recognize rent expense on a straight-line basis throughout the remaining term of the embedded lease.
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
R&D costs are expensed as incurred. These expenses include the costs of our proprietary R&D efforts, as well as costs incurred in connection with certain licensing arrangements. Before a compound receives regulatory approval, we record upfront and milestone payments we make to third parties under licensing arrangements as expense. Upfront payments are recorded when incurred, and milestone payments are recorded when the specific milestone has been achieved. Once a compound receives regulatory approval, we record any milestone payments in Identifiable intangible assets, less accumulated amortization and, unless the asset is determined to have an indefinite life, we typically amortize the payments on a straight-line basis over the remaining agreement term or the expected product life cycle, whichever is shorter.
Based on our development plans as of December 31, 2022, we may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. Because the achievement of these milestones or sales had not occurred as of December 31, 2022, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments and sales-based royalties are not yet considered contractual obligations as they are contingent upon success.
•Under a license agreement with Inserm-Transfert pursuant to which we license certain patents and know-how for use in adrenoleukodystrophy therapy, we will be required to make payments based upon development, regulatory and commercial milestones for any products covered by the in-licensed intellectual property. To date, we have paid €0.5 million pursuant to the terms of such license agreement and we may be obligated to pay up to €1.6 million for future commercial milestones. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits. The royalty is subject to reduction for any third-party payments required to be made, with a minimum floor in the low single digits.

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
•Under a license agreement with the Massachusetts Institute of Technology ("MIT") pursuant to which we license various patents that involve transfusion-dependent β-thalassemia and sickle cell disease therapies, we will be required to make a payment of $0.1 million based upon a regulatory filing milestone. We will also be required to pay a royalty on net sales of products covered by the in-licensed intellectual property by us or our sublicensees. The royalty is in the low single digits and is reduced for royalties payable to third parties, provided that the royalty to MIT is not less than a specified percentage that is less than one percent. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income varying from the mid-single digits to low double digits. We are required to pay MIT an annual maintenance fee based on net sales of licensed products, which is creditable against our royalty payments.
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
Other Funding Commitments
We enter into contracts in the normal course of business with CROs for preclinical research studies and clinical trials, research supplies and other services and products for operating purposes. We have also entered into multi-year agreements with a manufacturing partner in the United States (Henogen, previously Novasep, and now part of Thermo Fisher Scientific, Inc.), which is partnering with us on production of LVV for lovo-cel. In addition, we have entered into a multi-year agreement with Lonza Houston, Inc. to produce drug product for beti-cel and eli-cel. Currently, SAFC Carlsbad, Inc. ("SAFC", a subsidiary of MilliporeSigma), is the sole manufacturer of the LVV for eli-cel and beti-cel. In our manufacturing agreement with Minaris, we reserve production capacity for the manufacture of our drug product. Our total non-cancelable contractual obligations arising from these manufacturing agreements is $99.0 million, with $39.5 million of these obligations due within the next twelve months. We believe our team of technical personnel has extensive manufacturing, analytical and quality experience as well as strong project management discipline to effectively oversee these contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions and potential commercial launch. We are engaging with apheresis and infusion centers, which we refer to as qualified treatment centers, that will be the centers for collection of HSCs from the patient and for infusion of drug product to the patient. For the treatment of patients with our drug product in the commercial setting, we are entering into agreements with participating qualified treatment centers in the jurisdictions where we plan to commercialize our products. These contracts generally provide for termination on notice. Wherever contracts include stipulated commitment payments, we have included such payments in the table of contractual obligations and commitments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of December 31, 2022 and 2021, we had cash, cash equivalents and marketable securities of $181.7 million and $396.6 million, respectively, primarily invested in U.S. government agency securities and treasuries, equity securities, corporate bonds, commercial paper and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2022, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of $0.4 million.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.
Attestation Report on Internal Control over Financial Reporting
As a “non-accelerated filer”, we are not required to provide an attestation report of our registered public accounting firm on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 11. Executive Compensation
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 13. Certain Relationships and Related Transactions and Director Independence
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.
Item 14. Principal Accountant Fees and Services
Incorporated by reference from the information in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of bluebird bio, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
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
As discussed in Note 2 to the consolidated financial statements, the Company records costs for clinical trial activities and manufacturing activities based upon estimates of costs incurred through the balance sheet date that have yet to be invoiced by the contract research organizations, clinical study sites, laboratories, consultants, contract manufacturing organizations or other vendors. The Company’s accruals for clinical and contract research organization costs and manufacturing costs totaled $19.6 million at December 31, 2022.

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
Boston, Massachusetts
March 29, 2023

bluebird bio, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$113,006	$161,160
Marketable securities	67,321	138,343
Prepaid expenses	8,374	25,628
Receivables and other current assets	10,787	11,389
Total current assets	199,488	336,520
Marketable securities	1,414	97,114
Property, plant and equipment, net	9,362	9,706
Intangible assets, net	4,868	—
Goodwill	5,646	5,646
Operating lease right-of-use assets	281,996	91,532
Restricted cash and other non-current assets	52,128	53,277
Total assets	$554,902	$593,795
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,092	$25,883
Accrued expenses and other current liabilities	51,985	103,958
Operating lease liability, current portion	51,160	23,152
Total current liabilities	128,237	152,993
Operating lease liability, net of current portion	230,230	66,432
Other non-current liabilities	92	93
Total liabilities	$358,559	$219,518
Commitments and contingencies Note 11
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at December 31, 2022 and December 31, 2021	$—	$—
Common stock, $0.01 par value, 125,000 shares authorized; 82,923 and 71,115 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	830	711
Additional paid-in capital	4,186,086	4,096,402
Accumulated other comprehensive loss	(4,070)	(2,911)
Accumulated deficit	(3,986,503)	(3,719,925)
Total stockholders' equity	196,343	374,277
Total liabilities and stockholders' equity	$554,902	$593,795
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenue:
Product revenue	$2,739	$2,850	$—
Other revenue	858	812	—
Total revenues	3,597	3,662	—
Operating expenses:
Research and development	240,764	319,946	319,309
Selling, general and administrative	136,908	209,969	239,950
Cost of product revenue	10,077	38,857	—
Restructuring expense	4,940	25,801	—
Total operating expenses	392,689	594,573	559,259
Gain from sale of priority review voucher, net	102,000	—	—
Loss from operations	(287,092)	(590,911)	(559,259)
Interest income, net	1,032	879	5,770
Other income (expense), net	19,599	27,652	(6,881)
Loss before income taxes	(266,461)	(562,380)	(560,370)
Income tax (expense) benefit	(117)	(258)	(686)
Net loss from continuing operations	(266,578)	(562,638)	(561,056)
Net loss from discontinued operations	—	(256,740)	(57,639)
Net loss	$(266,578)	$(819,378)	$(618,695)
Net loss per share from continuing operations—basic and diluted	$(3.39)	$(8.16)	$(9.02)
Net loss per share from discontinued operations—basic and diluted	$—	$(3.73)	$(0.93)
Net loss per share—basic and diluted	$(3.39)	$(11.89)	$(9.95)
Weighted-average number of common shares used in computing net loss per share—basic and diluted	78,585	68,910	62,178
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax benefit (expense) of $0.0 million, $0.0 million and $0.0 million for the years ended December 31, 2022, 2021 and 2020, respectively	(1,159)	2,364	(3,612)
Total other comprehensive income (loss)	(1,159)	2,364	(3,612)
Comprehensive loss	$(267,737)	$(817,014)	$(622,307)
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2019	55,368	$554	$3,568,184	$(1,893)	$(2,281,852)	$1,284,993
Issuance of common stock upon public offering, net of issuance costs of $33,645	10,455	105	541,431	—	—	541,536
Vesting of restricted stock units	434	4	(4)	—	—	—
Exercise of stock options	95	1	1,846	—	—	1,847
Purchase of common stock under ESPP	80	1	3,774	—	—	3,775
Stock-based compensation	—	—	145,212	—	—	145,212
Other comprehensive loss	—	—	—	(3,612)	—	(3,612)
Net loss	—	—	—	—	(618,695)	(618,695)
Balances at December 31, 2020	66,432	665	4,260,443	(5,505)	(2,900,547)	1,355,056
Vesting of restricted stock units	534	5	(5)	—	—	—
Exercise of stock options	218	2	1,486	—	—	1,488
Purchase of common stock under ESPP	120	1	2,580	—	—	2,581
Stock-based compensation	—	—	110,260	—	—	110,260
Issuance of common stock for private equity placement	2,273	23	37,477	—	—	37,500
Issuance of pre-funded warrants	—	—	37,477	—	—	37,477
Issuance of unrestricted stock awards to settle accrued employee compensation	1,538	15	25,059	—	—	25,074
Distribution of 2seventy bio	—	—	(378,375)	230	—	(378,145)
Other comprehensive income	—	—	—	2,364	—	2,364
Net loss	—	—	—	—	(819,378)	(819,378)
Balances at December 31, 2021	71,115	711	4,096,402	(2,911)	(3,719,925)	374,277
Vesting of restricted stock units	979	10	(10)	—	—	—
Exercise of stock options	7	—	16	—	—	16
Purchase of common stock under ESPP	68	1	238	—	—	239
Issuance of common stock for private equity placement	10,742	107	53,960	—	—	54,067
Issuance of unrestricted stock awards to settle accrued employee compensation	12	1	—	—	—	1
Stock-based compensation	—	—	35,480	—	—	35,480
Other comprehensive loss	—	—	—	(1,159)	—	(1,159)
Net loss	—	—	—	—	(266,578)	(266,578)
Balances at December 31, 2022	82,923	$830	$4,186,086	$(4,070)	$(3,986,503)	$196,343
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(266,578)	$(819,378)	$(618,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	—	387	(6,468)
Depreciation and amortization	5,001	19,649	19,356
Stock-based compensation expense	35,188	127,915	156,631
Gain from sale of priority review voucher	(102,000)	—	—
Unrealized loss (gain) on equity securities	3,135	(29,356)	7,217
Excess inventory reserve	7,519	29,924	—
Other non-cash items	3,904	17,235	458
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,260	(5,289)	(10,089)
Inventory	(7,227)	(18,447)	—
Operating lease right-of-use assets	42,706	30,148	21,281
Accounts payable	(920)	9,286	(20,100)
Accrued expenses and other liabilities	(51,228)	40,025	4,835
Operating lease liabilities	(25,713)	(32,142)	(17,380)
Collaboration research advancement	—	(5,596)	(7,397)
Net cash used in operating activities	(352,953)	(635,639)	(470,351)
Cash flows from investing activities:
Purchase of property, plant and equipment	(8,208)	(14,503)	(28,986)
Purchases of marketable securities	—	(451,391)	(1,003,525)
Proceeds from maturities of marketable securities	131,445	895,333	918,288
Proceeds from sales of marketable securities	30,216	31,318	29,878
Proceeds from sale of Durham, North Carolina manufacturing facility	—	110,300	—
Purchase of intangible assets	(5,000)	(8,500)	—
Proceeds from sale of priority review voucher	102,000	—	—
Net cash provided by (used in) investing activities	250,453	562,557	(84,345)
Cash flows from financing activities:
Net cash transferred to 2seventy bio at separation	—	(174,284)	—
Proceeds from public offering of common stock, net of issuance costs	54,237	—	541,536
Proceeds from issuance of common stock and warrants	—	74,975	—
Proceeds from exercise of stock options and ESPP contributions	16	5,355	5,179
Net cash provided by (used in) financing activities	54,253	(93,954)	546,715
Decrease in cash, cash equivalents and restricted cash	(48,247)	(167,036)	(7,981)
Cash, cash equivalents and restricted cash at beginning of year	206,692	373,728	381,709
Cash, cash equivalents and restricted cash at end of year	$158,445	$206,692	$373,728
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$113,006	$161,160	$317,705
Restricted cash included in receivables and other current assets	$1,502	$2,282	$1,500
Restricted cash included in restricted cash and other non-current assets	$43,937	$43,250	$54,523
Total cash, cash equivalents and restricted cash	$158,445	$206,692	$373,728
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$(3)	$411	$2,854
Right-of-use assets obtained in exchange for operating lease liabilities	$236,003	$202,221	$19,414
Reduction of right of use asset and associated lease liability due to lease reassessment	$(2,833)	$(9,004)	$—
Issuance of unrestricted stock awards to settle accrued employee compensation	$—	$25,074	$—
Offering expenses included in accounts payable and accrued expenses	$170	$—	$—
Cash paid during the period for income taxes	$253	$617	$361
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022, 2021 and 2020
1. Description of the business
bluebird bio, Inc. (the “Company” or “bluebird”) was incorporated in Delaware on April 16, 1992, and is headquartered in Somerville, Massachusetts. The Company is a biotechnology company committed to researching, developing and commercializing potentially transformative gene therapies for severe genetic diseases. Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its product candidates, and commercialization of its approved products, including activities to manufacture product candidates, conduct clinical studies of its product candidates, perform preclinical research to identify new product candidates, provide selling, general and administrative support for these operations and market and commercially manufacture and distribute its approved products.
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
In November 2021, the Company completed the separation of its severe genetic disease and oncology programs into two separate, independent publicly traded companies, bluebird bio, Inc. and 2seventy bio, Inc. ("2seventy bio"), a Delaware corporation and wholly-owned subsidiary of the Company prior to the separation. bluebird intends to retain its severe genetic disease programs, with a focus on the U.S. market. The Company’s programs in severe genetic diseases include programs for β-thalassemia, SCD, and CALD. The Company also expects to make focused investments in research and development efforts on optimizing our existing programs.
In April 2022, the Board of Directors of the Company approved a comprehensive restructuring plan intended to reduce operating expenses and enhance the Company’s focus on achieving U.S. Food and Drug Administration (“FDA”) approval for its programs in the U.S. As part of the restructuring, the Company reduced its workforce by approximately 30% across the second and third quarters of 2022. Refer to Note 18, Reduction in workforce, for more information on this restructuring.
In June 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Goldman Sachs & Co. LLC (“Goldman”) to sell shares of the Company’s common stock up to $75.0 million, from time to time, through an “at the market” equity offering program under which Goldman will act as manager. The Equity Distribution Agreement also provides for the sale of shares to Goldman directly as principal, in which case the Company and Goldman will enter into a separate terms agreement. The Company will pay Goldman a commission equal to up to 3.0% of the gross proceeds of any Common Stock sold through Goldman under the Equity Distribution Agreement. As of December 31, 2022, the Company sold 10.7 million shares of common stock at-the-market under the Equity Distribution Agreement, resulting in gross proceeds to the Company of approximately $56.2 million ($54.1 million net of offering costs). Refer to Note 12, Equity, for more information.
The Company’s programs in severe genetic diseases include ZYNTEGLO (betibeglogene autotemcel, also known as beti-cel) as a treatment for β-thalassemia; lovotibeglogene autotemcel ("lovo-cel") as a treatment for SCD; and SKYSONA (elivaldogene autotemcel, also known as eli-cel) as a treatment for CALD. On August 17, 2022, ZYNTEGLO was approved by the FDA for the treatment of adult and pediatric patients with ß-thalassemia who require regular red blood cell transfusions. On September 16, 2022, the FDA granted Accelerated Approval of SKYSONA to slow the progression of neurologic dysfunction in boys 4-17 years of age with early active CALD.
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. As of December 31, 2022, the Company had an accumulated deficit of $3.99 billion. During the twelve months ended December 31, 2022, the Company incurred a net loss of $266.6 million and used $353.0 million of cash in operations. As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of $181.7 million.
This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the

Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. In performing its analysis, management excluded certain elements of its operating plan that cannot be considered probable. Under ASC 205-40, the future receipt of potential funding from future equity or debt issuances and the release of restricted cash related to the Company’s 50 Binney Street sublease cannot be considered probable at this time because these plans are not entirely within the Company’s control nor have been approved by the Board of Directors as of the date of these consolidated financial statements.
The Company's expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include maintaining low 2023 spending, including realized savings through the move of the Company's headquarters to Assembly Row in Somerville, Massachusetts, and the pursuit of additional cash resources through public or private equity or debt financings. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.
The Company will assess on a quarterly basis whether the determination for estimates remain appropriate based on actual data observed. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through the issuance of equity, or debt, or other alternative means. If the Company is unable to obtain funding on a timely basis, or if revenues from collaboration arrangements or product sales are less than it has projected, the Company may be required to further revise its business plan and strategy, which may result in the Company significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any product candidates or may result in the Company being unable to expand its operations or otherwise capitalize on its business opportunities. As a result, the Company's business, financial condition and results of operations could be materially affected.

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
The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned or controlled subsidiaries. All intercompany accounts and transactions have been eliminated. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP as included in the ASC and the Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”).
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

Bank concentration
As a result of volatile market conditions, the cost and availability of capital has been and may continue to be adversely affected by illiquid capital markets. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs.
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
Inventory consists of cell banks, plasmids, lentiviral vector ("LVV"), other materials and compounds sourced from third party suppliers and utilized in the manufacturing process, and drug product, which has been produced for the treatment of specific patients, that are owned by the Company.
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
If a license arrangement includes development and regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

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
In 2022, the Company received approval of ZYNTEGLO and SKYSONA from the FDA. The amount of revenue recognized by the Company is equal to the amount of consideration that is expected to be received from the sale of product to its customers. The Company has Specialty Distributors ("SD") and Specialty Pharmacies ("SP") that deliver product to the Qualified Treatment Centers ("QTC"). Revenue is only recognized when the performance obligation is satisfied. The Company will recognize revenue upon delivery to the SD or SP. To determine whether a significant reversal will occur in future periods, the Company will assess both the likelihood and magnitude of any such potential reversal of revenue.
Other revenue
In 2021, the Company entered into a grant agreement with the Bill and Melinda Gates Foundation. The Company recognizes grant revenue in accordance with ASC 958-605, Revenue Recognition Not-for-Profit Entities, when qualifying costs are incurred and barriers to restriction have been overcome. When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. In addition, the Company entered into strategic collaborations and recognized an immaterial amount of revenue associated with those collaboration agreements. In 2023, the Company ceased further research work and is in the process of winding down such collaboration.
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
Restructuring expenses
The Company records costs and liabilities associated with exit and disposal activities in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations ("ASC 420") and Topic 712, Compensation - Nonretirement Postemployment Benefits ("ASC 712"). Such costs are based on estimates of fair value in the period liabilities are incurred. The Company evaluates and adjusts these costs as appropriate for changes in circumstances as additional information becomes available. Refer to Note 18, Reduction in workforce, for more information.
Recent accounting pronouncements
Not yet adopted
ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”), which eliminates the recognition and measurement guidance on troubled debt restructurings for creditors that have adopted ASC 326 and requires enhanced disclosure of loan modifications for borrowers experiencing financial difficulty. ASU 2022-02 amends the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. The new standard is effective beginning January 1, 2023. The adoption of ASU 2022-02 is not expected to have a material impact on the Company's financial position or results of operations.
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
2seventy bio Separation
On November 4, 2021, the Company completed the separation of its oncology programs and portfolio, and the certain related assets and liabilities, into a separate, independent publicly traded company (the “Separation”). The Separation was effected by means of a distribution of all of the outstanding shares of common stock of 2seventy bio in which each bluebird stockholder received one share of common stock, par value $0.0001 per share, of 2seventy bio for every three shares of common stock, par value $0.01 per share, of bluebird held as of the close of business on October 19, 2021 (the “Distribution”).
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
bluebird and 2seventy bio also entered into an intellectual property license agreement on November 3, 2021, pursuant to which each party granted a license to certain intellectual property and technology to the other. bluebird granted 2seventy bio a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to certain intellectual property to allow 2seventy bio to use such intellectual property in connection with 2seventy bio's ongoing and future research and development activities and product candidates. 2seventy bio granted bluebird a perpetual, worldwide, non-exclusive, royalty-free, fully paid-up license (or, as the case may be, sublicense) to certain intellectual property for use in bluebird’s existing products and product candidates. Such licenses between the parties generally allow current or future uses of the intellectual property in connection with each party's respective fields.
Additionally, bluebird entered into two transition services agreements with 2seventy bio, whose President is a member of the Company’s Board of Directors. Pursuant to the transition service agreements, bluebird is obligated to provide and is entitled to receive certain transition services related to corporate functions, such as finance, human resources, internal audit, research and development, financial reporting, and information technology. Services provided by bluebird to 2seventy bio will continue for an initial term of up to two years, unless earlier terminated or extended according to the terms of the transition services agreement. Services received and performed are paid at a mutually agreed upon rate. Amounts received for services provided to 2seventy bio are recorded as other income and amounts paid for services provided by 2seventy bio are recorded as selling, general and administrative expense and research and development expense, as applicable. In addition, the Company entered into a sublease agreement with 2seventy bio for office, laboratory and storage space located at 60 Binney Street (the "60 Binney Street Sublease"). As the Company has completed construction of its new office space and recently subleased laboratory space, the Company anticipates that it will be vacating the 60 Binney Street location during 2023.
During the years ended December 31, 2022 and 2021, the Company incurred $8.8 million and $0.7 million, respectively of net expense for transactions with 2seventy bio within research and development and selling, general and administrative expense in the condensed consolidated statements of operations and comprehensive loss, including $4.0 million and $0.8 million, respectively of net expense related to the 60 Binney Street Sublease. As of December 31, 2022, the Company had an immaterial amount of accounts receivable due from and $1.9 million of accounts payable due to 2seventy bio. As of December 31, 2021, the Company had an immaterial amount of accounts receivable and accounts payable due from and due to 2seventy bio.
Discontinued operations
In connection with the Separation, the Company determined its oncology business, together with the bRT manufacturing facility, qualified for discontinued operations accounting treatment in accordance with ASC 205-20. The following table summarizes revenue and expenses of the discontinued operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Revenue:
Service revenue	$18,130	$114,064
Collaborative arrangement revenue	18,602	115,594
Royalty and other revenue	5,762	21,076
Total revenues	42,494	250,734
Operating expenses:
Research and development	204,287	268,647
Selling, general and administrative	82,078	46,945
Share of collaboration loss	10,071	—
Cost of royalty and other revenue	2,292	5,396
Change in fair value of contingent consideration	387	(6,468)
Total operating expenses	299,115	314,520
Loss from operations	(256,621)	(63,786)
Interest income, net	791	5,770
Other income (expense), net	(910)	377
Loss before income taxes	(256,740)	(57,639)
Net loss	$(256,740)	$(57,639)

The following table summarizes the significant non-cash items and capital expenditures of the discontinued operations that are included in the consolidated statements of cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Operating activities:
Change in fair value of contingent consideration	$387	$(6,468)
Depreciation and amortization	14,195	13,730
Stock-based compensation expense	29,175	34,036
Loss on fixed assets disposal	569	146
Loss on sale of Durham, North Carolina manufacturing facility	1,986	—

Investing activities:
Purchase of property, plant and equipment	$(11,256)	$(23,159)
Proceeds from sale of Durham, North Carolina manufacturing facility	110,300	—
Purchase of intangible assets	(8,500)	—

Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$778	$2,039
Right-of-use assets obtained in exchange for operating lease liabilities	151,520	4,989
4. Marketable securities
The following table summarizes the marketable securities held at December 31, 2022 and 2021 (in thousands):

	Amortized cost / cost	Unrealized gains	Unrealized losses	Fair value
December 31, 2022
U.S. government agency securities and treasuries	$67,970	$—	$(1,733)	$66,237
Corporate bonds	2,524	—	(26)	2,498
Total	$70,494	$—	$(1,759)	$68,735
December 31, 2021
U.S. government agency securities and treasuries	$128,902	$—	$(509)	$128,393
Corporate bonds	49,366	—	(59)	49,307
Commercial paper	54,065	—	—	54,065
Equity securities	4,305	—	(614)	3,691
Total	$236,638	$—	$(1,182)	$235,456
No available-for-sale debt securities held as of December 31, 2022 or 2021 had remaining maturities greater than five years.

5. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2022
Assets:
Cash and cash equivalents	$113,006	$113,006	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	66,237	—	66,237	—
Corporate bonds	2,498	—	2,498	—
Total assets	$181,741	$113,006	$68,735	$—
December 31, 2021
Assets:
Cash and cash equivalents	$161,160	$161,146	$14	$—
Marketable securities:
U.S. government agency securities and treasuries	128,393	—	128,393	—
Corporate bonds	49,308	—	49,308	—
Commercial paper	54,065	—	54,065	—
Equity securities	3,691	3,691	—	—
Total assets	$396,617	$164,837	$231,780	$—
Cash and cash equivalents
As of December 31, 2022, cash and cash equivalents comprise funds in cash and money market accounts.
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
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At December 31, 2022 and 2021, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities. There were no material realized gains or losses recognized on the sale or maturity of available-for-sale securities during the years ended December 31, 2022 or 2021.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.1 million and $0.3 million as of December 31, 2022 and 2021, respectively. No accrued interest receivable was written off during the twelve months ended December 31, 2022 or 2021.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at December 31, 2022 and 2021 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2022
U.S. government agency securities and treasuries	$—	$—	$66,237	$(1,733)	$66,237	$(1,733)
Corporate bonds	—	—	2,498	(26)	2,498	(26)
Total	$—	$—	$68,735	$(1,759)	$68,735	$(1,759)
December 31, 2021
U.S. government agency securities and treasuries	$108,695	$(505)	$2,496	$(4)	$111,191	$(509)
Corporate bonds	45,042	(56)	3,896	(2)	48,938	(58)
Total	$153,737	$(561)	$6,392	$(6)	$160,129	$(567)
The Company determined that there was no material change in the credit risk of the above investments during the twelve months ended December 31, 2022. As such, an allowance for credit losses was not recognized. As of December 31, 2022, the Company does not intend to sell such securities and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases.
The Company holds equity securities with an aggregate fair value of $0.0 million and $3.7 million at December 31, 2022 and 2021, respectively, within current marketable securities on its consolidated balance sheets. In January 2021, the Company sold a portion of its equity securities for proceeds of $31.3 million. In May 2022, the Company sold the remainder of its equity securities for proceeds of $0.6 million. The Company recorded losses of $3.1 million, gains of $29.4 million and losses of $7.2 million related to its equity securities during the years ended December 31, 2022, 2021 and 2020, respectively. Gains and losses related to equity securities are included in other income (expense), net in the consolidated statements of operations and comprehensive loss.
6. Inventory

During the year ended December 31, 2022, and 2021, the Company recorded a reserve for excess inventories of $7.5 million, and $29.9 million, respectively, which is included within cost of product revenue in the consolidated statements of operations and comprehensive loss. Following the product approvals by the FDA in the third quarter of 2022, any inventory produced after that date will be capitalized going forward.
7. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of December 31,
	2022	2021
Laboratory equipment	$25,092	$29,061
Computer equipment and software	1,854	421
Office equipment	4,348	117
Leasehold improvements	—	12
Construction-in-progress	—	501
Total property, plant and equipment	31,294	30,112
Less accumulated depreciation and amortization	(21,932)	(20,406)
Property, plant and equipment, net	$9,362	$9,706
Depreciation and amortization expense related to property, plant and equipment was $4.9 million, $4.9 million, and $5.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

8. Restricted cash
As of December 31, 2022 and 2021, the Company maintained letters of credit of $43.9 million and $43.2 million, respectively, which are collateralized with bank accounts at financial institutions in accordance with the agreements. Total restricted cash as of December 31, 2022 and 2021 consisted of the following (in thousands):

	As of December 31,
	2022	2021
50 Binney Street lease	$40,072	$40,072
Assembly Row lease	2,753	2,753
Other	2,614	2,675
Total restricted cash	$45,439	$45,500
Refer to Note 10, Leases, for further information on the Company's letters of credit.
9. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2022	2021
Employee compensation	$20,095	$41,095
Accrued goods and services	8,134	24,273
Accrued clinical and contract research organization costs	12,368	17,769
Accrued manufacturing costs	7,199	15,722
Accrued professional fees	1,939	1,665
Deferred revenue, current portion	1,502	2,282
Other	748	1,152
Total accrued expenses and other current liabilities	$51,985	$103,958
Accrued employee compensation includes severance costs associated with the Company's orderly wind down of its European operations. As of December 31, 2022 and 2021, the Company had accrued expenses of $0.0 million and $4.7 million, respectively, related to these restructuring costs. Please refer to Note 18, Reduction in workforce, for further discussion.
10. Leases
The Company leases certain office and laboratory space. Additionally, the Company has embedded leases through its agreements with contract manufacturing organizations.
60 Binney Street lease & sublease
In October 2021, the Company entered into a consent to assignment and amendment to its lease agreement for its 60 Binney Street lease (the "Assignment"). The Assignment transfers the Company's interest in the lease to 2seventy bio and releases the Company from its obligation to maintain the $13.8 million collateralized letter of credit required under the original 60 Binney Street lease. Although the lease was legally transferred to 2seventy bio, the lessor required that the Company remain secondarily liable as a guarantor for payment obligations accruing under the 60 Binney Street lease from the date of Assignment until the later of (i) the date that the Company has completely vacated the premises and (ii) the date that 2seventy bio has reached a market capitalization of $900 million. Upon Separation, the lease assignment was accounted for as the termination of the original lease and the Company de-recognized the right-of-use asset and lease liability related to the 60 Binney Street lease and recognized the fair value of the guarantee pursuant to ASC 405, Liabilities. The fair value of the guarantee was not material.
Concurrent with the Assignment of the 60 Binney Street Lease, the Company entered into a sublease agreement with 2seventy bio for office, laboratory and storage space located at 60 Binney Street (the "60 Binney Street Sublease") while it constructs and outfits its new office and laboratory space. The lease was modified on July 28, 2022, to reflect the decreased use of the office and lab space. Under the terms of the 60 Binney Street Sublease, the Company leased 72,988 square feet for $0.5 million per month in base rent for the period beginning from the Assignment through March 2022 and 58,004 square feet for

$0.4 million per month in base rent for the period from April 2022 through June 2022. Beginning in July 2022, due to the modification, the Company will pay $0.3 million monthly until no later than December 2023. The Company accounted for the 60 Binney Street Sublease as a new lease under ASC 842, and in November 2021, recognized a right-of-use asset and lease liability related to the 60 Binney Street Sublease.
50 Binney Street sublease & sub-sublease
In April 2019, the Company entered into a sublease agreement for office space located at 50 Binney Street in Cambridge, Massachusetts (the “50 Binney Street Sublease”) to supplement the Company’s corporate headquarters located at 60 Binney Street in Cambridge, Massachusetts. Under the terms of the 50 Binney Street Sublease, the Company will lease 267,278 square feet of office space for $99.95 per square foot, or $26.7 million per year in base rent subject to certain operating expenses, taxes and annual rent increases of approximately 3%. The lease commenced in April 2022 and lease payments began in July 2022. The lease term will end on December 31, 2030, unless other specific circumstances specified in the 50 Binney Street Sublease occur.
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
In connection with the execution of the 50 Binney Street Sublease, the Company also entered into a purchase agreement for furniture and equipment (the “Furniture Purchase Agreement”) located on the premises upon lease commencement. Upon execution of the Furniture Purchase Agreement, the Company made an upfront payment of $7.5 million, all of which was recorded within restricted cash and other non-current assets on the Company’s consolidated balance sheets and assessed for recoverability on a recurring basis. The Company made another $7.3 million payment under the Furniture Purchase Agreement upon lease commencement.
In December 2021, the Company entered into a sub-sublease agreement (the "Sub-Sublease") with Meta Platforms, Inc. (“Meta”). Under the terms of the Sub-Sublease, the Company is subleasing the entirety of the 50 Binney Street premises which it has rights to under the 50 Binney Street Sublease. The Company is sub-subleasing the premises for $28.0 million in the first year with 3% annual increases in each subsequent year. Meta will receive access to 50 Binney Street at the lease commencement date, which is the same point that the Company would receive access under the 50 Binney Street Sublease. The Company remains liable under the 50 Binney Street Sublease, including for maintenance of the $40.1 million collateralized letter of credit. As a result of the execution of the Sub-Sublease, the Company assessed the $7.3 million deposit related to the Furniture Purchase Agreement paid in 2022. The fair value of the furniture is $2.4 million, and the remaining excess of the $7.3 million payment over fair value will be recognized as expense over the life of the lease. The Company recognizes monthly sublease income of $2.3 million in Other Income for the sub-subleased space.
Assembly Row lease
In November 2021, the Company entered into a lease agreement with Assembly Row 5B, LLC ("Landlord") for office space located at 455 Grand Union Boulevard in Somerville, Massachusetts to serve as the Company's future corporate headquarters. Under the terms of the arrangement, the Company will lease approximately 61,180 square feet starting at an annual rate of $45 per square foot, subject to annual increases of 2.5%, plus operating expenses and taxes. In addition, the Company is eligible for a tenant work allowance of $160 per rentable square foot of the premises. The lease commenced on March 1, 2022, the date on which the Landlord tenders possession of the premises to the Company with any tenant work required to be performed by the Landlord substantially completed. Since the lease commencement date, the Company has recognized rent expense of $0.3 million monthly.
Hood Park lease
In October 2022, the Company entered into a sublease with Finch Therapeutics, Inc. ("Finch") for office and laboratory space at Finch’s corporate headquarters located at 100 Hood Park Drive, Charlestown, Massachusetts which Finch leases from Hood Park, LLC. Under the terms of the arrangement, the Company will lease 42,261 square feet for $55 per square foot, subject to annual increases of 3.0%, plus operating expenses and taxes. This sublease commenced December 15, 2022, the date on which the Landlord tenders possession of the premises to the Company, and is expected to terminate on December 14, 2025. The Company has recognized rent expense of $0.1 million for 2022.

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
In November 2016, the Company entered into an agreement for clinical and commercial production of the Company’s beti-cel, lovo-cel, and eli-cel drug products with a contract manufacturing organization at an existing facility. The Company concluded that this agreement contains an embedded operating lease as the clean rooms are designated for the Company’s exclusive use during the term of the agreement. The term of the agreement is five years with subsequent three-year renewals at the mutual option of each party. As a result, the Company recorded a right-of-use asset and lease liability for this operating lease on the effective date of ASC 842, and is recognizing rent expense on a straight-line basis throughout the estimated remaining term of the embedded lease. In March 2020, the Company amended its agreement with the contract manufacturing organization, resulting in a lease modification. Under the terms of the amended agreement, the Company may be required to pay annual maintenance and production fees of up to €16.5 million, depending on its production needs, and may terminate this agreement with twelve months’ notice and a one-time termination fee. In September 2021, the Company reassessed the term of this lease in light of the planned orderly wind down of its operations in Europe. As a result, the Company reduced the right-of-use asset and related lease liability to reflect a shortened expected term of the agreement. In November 2021, the Company exercised its right to terminate the lease agreement, and such termination will be effective in November 2022. Per the terms of the amended agreement, the Company was obligated to pay a one-time termination fee of €1.0 million upon termination, which was paid in December 2021. In connection with this termination, the Company paid for services properly rendered through the date of termination in accordance with the contract manufacturing agreement, based on work completed and expenses incurred prior to the date of termination. The lease is terminated as of December 31, 2022.
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
Summary of all lease costs recognized under ASC 842
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2022 and 2021 (in thousands):

	For the year ended December 31,
	2022	2021 (2)	2020 (2)
Lease cost (1)
Operating lease cost	$56,100	$25,067	$18,660
Total lease cost	$56,100	$25,067	$18,660

Other information
Operating cash flows used for operating leases	$51,376	$22,805	$17,780
Weighted average remaining lease term	7.2 years	4.7 years	6.3 years
Weighted average discount rate	6.54%	5.02%	5.98%
(1) Short-term lease costs and variable lease costs incurred by the Company for the twelve months ended December 31, 2022, 2021 and 2020 were immaterial.
(2) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
Rent expense is calculated on a straight-line basis over the term of the lease. Rent expense recognized under all leases, including additional charges for utilities, parking, maintenance, and real estate taxes, was $58.6 million, $36.2 million, and $24.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022, future minimum commitments under ASC 842 under the Company’s operating leases were as follows (in thousands):

As of
Maturity of lease liabilities	December 31, 2022
2023	$52,311
2024	50,062
2025	48,743
2026	41,281
2027	40,805
2028 and thereafter	119,220
Total lease payments	352,422
Less: imputed interest	(71,032)
Total operating lease liabilities	$281,390

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
Based on our development plans as of December 31, 2022, the Company may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with the Company's collaboration and license agreements. Payments under these agreements generally become due and payable upon achievement of such milestones or sales. When the achievement of these milestones or sales have not occurred, such contingencies are not recorded in the Company’s financial statements.
The Company has various manufacturing development and license agreements to support clinical and commercial product needs The following table presents non-cancelable contractual obligations arising from these arrangements:

Years ended December 31,	Purchase commitment
2023	$39,484
2024	34,759
2025 and thereafter	24,780
Total purchase commitments	$99,023
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
12. Equity
The Company is authorized to issue 125.0 million shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption or conversion rights. As of December 31, 2022 and 2021, the Company had 82.9 million and 71.1 million shares of common stock issued and outstanding, respectively.
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
In June 2022, the Company entered into the Equity Distribution Agreement with Goldman to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program under which Goldman will act as manager. The Equity Distribution Agreement also provides for the sale of shares to Goldman directly as principal, in which case the Company and Goldman will enter into a separate term agreement.
Under the Equity Distribution Agreement, the Company will set the parameters for the sale of shares, including any price, time or size limits or other customary parameters or conditions. The Company intends to sell shares pursuant to the Equity Distribution Agreement from time to time in varying amounts, which may be limited, based upon factors including (among others) market conditions, trading liquidity, the trading price of the Company’s common stock, and determinations by the Company of its need for, and appropriate sources of, additional capital. Subject to the terms and conditions of the Equity Distribution Agreement, Goldman may sell the shares by any method permitted by law, including without limitation (i) by means of ordinary brokers’ transactions (whether or not solicited), (ii) to or through a market maker, (iii) directly on or through any national securities exchange or facility thereof, a trading facility of a national securities association, an alternative trading system, or any other market venue, (iv) in the over-the-counter market, (v) in privately negotiated transactions, or (vi) through a combination of any such methods. The Company will pay Goldman a commission equal to up to 3.0% of the gross proceeds of any common stock sold through Goldman under the Equity Distribution Agreement, and also has provided Goldman with customary representations, warranties, covenants and indemnification rights. The Equity Distribution Agreement may be terminated by the Company upon written notice to Goldman or by Goldman upon written notice to the Company. In the case of any purchase of shares by Goldman directly as principal pursuant to a Terms Agreement, such Terms Agreement may be terminated by Goldman upon notice to the Company under certain circumstances, including but not limited to the occurrence of a material adverse effect in the Company. For the year ended December 31, 2022, the Company sold 10.7 million shares of common stock for gross proceeds of $56.2 million ($54.1 million net of offering costs). On February 18, 2023, the shelf registration statement on Form S-3 pursuant to which sales under the Equity Distribution Agreement were made expired and there are no longer shares available for the "at the market" equity offering.
The Company is authorized to issue 5.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2022 and 2021, the Company had no shares of preferred stock issued or outstanding.
Reserved for future issuance
The Company has reserved for future issuance the following number of shares of common stock (in thousands):

	As of December 31,
	2022	2021
Options to purchase common stock (1)	4,429	5,534
Restricted stock units (1)	2,524	3,427
2013 Stock Option and Incentive Plan	6,538	2,250
Pre-funded warrants	2,273	2,273
2013 Employee Stock Purchase Plan	1,279	1,347
	17,043	14,831
(1) Stock options and restricted stock units that are reserved for future issuance include awards outstanding to employees of 2seventy bio.
Subsequent events
On January 18, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, in connection with the public offering, issuance and sale by the

Company of 20,000,000 shares of the Company’s common stock, $0.01 par value per share, at a public offering price of $6.00 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 and a related prospectus supplement filed with the Securities and Exchange Commission. Under the terms of the Underwriting Agreement, the Company also granted the underwriters an option exercisable for 30 days to purchase up to an additional 3,000,000 shares of Common Stock at the public offering price, less underwriting discounts and commissions, which option the underwriters exercised in full. The offering closed on January 23, 2023. The Company received aggregate net proceeds of $131.1 million.
13. Sale of Priority Review Voucher
On November 29, 2022, the Company entered into an asset purchase agreement with argenx BV ("argenx"), pursuant to which the Company agreed to sell a Rare Pediatric Disease Priority Review Voucher (“PRV”) to argenx. The Company was awarded the voucher under an FDA program intended to encourage the development of certain rare pediatric disease product applications. The Company received the PRV when SKYSONA received accelerated approval by the FDA for the treatment of early, active cerebral adrenoleukodystrophy. Pursuant to the agreement, argenx agreed to pay the Company $102 million, payable in cash, upon the closing of the sale. The Company received cash payment of $102 million upon closing on December 29, 2022, and there were no transaction costs associated with the sale.
Subsequent events
On January 5, 2023, the Company entered into an asset purchase agreement with Bristol-Myers Squibb Company ("BMS"), pursuant to which the Company agreed to sell a PRV to BMS. The Company was awarded the voucher under the FDA program described above. The Company received the PRV when ZYNTEGLO was approved by the FDA for the treatment of ß-thalassemia in adult and pediatric patients who require regular red blood cell transfusions. Pursuant to the agreement, BMS agreed to pay the Company $95 million, payable in cash, upon the closing of the sale, which occurred simultaneously with the parties entering into the agreement. The Company received cash of $95 million and recognized $2 million in transaction costs.
14. Intangible assets
Intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	As of December 31, 2022
	Cost	Accumulated amortization	Impairment	Net
In-licensed rights	5,000	(132)	—	4,868
Total	$5,000	$(132)	$—	$4,868

	As of December 31, 2021
	Cost	Accumulated amortization	Impairment	Net
In-licensed rights	5,224	(1,219)	(4,005)	—
Total	$5,224	$(1,219)	$(4,005)	$—
Amortization expense for intangible assets was $0.1 million, $0.4 million, and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
In-licensed rights
In-licensed rights consist of capitalized milestone payments made to third parties upon receiving regulatory approval of ZYNTEGLO and SKYSONA in the U.S. The in-licensed rights are being amortized on a straight-line bases over the remaining life of the product exclusivity period in the U.S. of approximately twelve years, as the life of the product exclusivity reflects the expected time period that the Company will benefit from the in-licensed rights.
The following table summarizes the estimated future amortization for intangible assets for the next five years and thereafter (in thousands):

As of December 31, 2022
2023	$417
2024	417
2025	417
2026	417
2027	417
2028 and thereafter	$2,783
Total	$4,868

15. Stock-based compensation
2013 Stock Option and Incentive Plan
In June 2013, the Company’s board of directors adopted its 2013 Stock Option and Incentive Plan (“2013 Plan”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO. The 2013 Plan replaced the 2010 Stock Option and Grant Plan (“2010 Plan”).
The 2013 Plan allows for the granting of incentive stock options, non-qualified stock options, restricted stock units and restricted stock awards to the Company’s employees, members of the board of directors, and consultants of the Company. The Company initially reserved approximately 1.0 million shares of its common stock for the issuance of awards under the 2013 Plan. The 2013 Plan provides that the number of shares reserved and available for issuance under the 2013 Plan will automatically increase each January 1, beginning on January 1, 2014, by four percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. In January 2022 and January 2023, the number of common stock available for issuance under the 2013 Plan was increased by approximately 2.8 million and 3.3 million shares, respectively, as a result of this automatic increase provision.
Any options or awards outstanding under the Company’s previous stock option plans, including both the 2010 Plan and the Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan (“2002 Plan”), at the time of adoption of the 2013 Plan remained outstanding and effective. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, expired or are otherwise terminated (other than by exercise) under the 2002 Plan and 2010 Plan are added to the shares of common stock available for issuance under the 2013 Plan. The 2013 Plan will expire in 2023 and the Company will need to adopt a new plan subject to shareholder approval. As of December 31, 2022, the total number of common stock that may be issued under all plans is 6.5 million.
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
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $35.2 million, $98.7 million, and $122.6 million during the years ended December 31, 2022, 2021 and 2020, respectively. Stock-based compensation expense recognized by award type is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Stock options	$14,211	$54,660	$75,837
Restricted stock units	20,193	30,767	38,123
Employee stock purchase plan and other	784	13,313	8,636
	$35,188	$98,740	$122,596
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Research and development	$19,259	$42,989	$49,766
Selling, general and administrative	15,929	55,751	72,830
	$35,188	$98,740	$122,596
Stock-based compensation of $0.3 million was capitalized into inventory during the year ended December 31, 2022. At December 31, 2022 the balance of stock-based compensation in inventory was $0 as inventory is fully reserved. Stock-based compensation of $1.0 million was capitalized into inventory during the year ended December 31, 2021.
As of December 31, 2022, the Company had $9.7 million and $19.9 million of unrecognized compensation expense related to unvested stock options and restricted stock units (exclusive of those with both service and performance conditions that have not yet been achieved), respectively, that is expected to be recognized over a weighted-average period of 2.93 years and 3.00 years, respectively.

Stock options
The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2022	2021	2020
Expected volatility	66.4%	66.7%	69.5%
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	1.9%	0.8%	1.4%
Expected dividend yield	0.0%	0.0%	0.0%
The following table summarizes the stock option activity under the Company’s equity awards plans excluding awards held by employees of 2seventy bio:

	Shares (in thousands)	Weighted- average exercise price per share	Weighted- average contractual life (in years)	Aggregate intrinsic value (a) (in thousands)
Outstanding at December 31, 2021	3,586	$39.23
Granted	1,194	$7.37
Exercised	(7)	$2.22
Canceled or forfeited	(2,105)	$41.52
Outstanding at December 31, 2022	2,668	$24.38	7.9	$294
Exercisable at December 31, 2022	1,123	$42.00	6.4	$11
Vested and expected to vest at December 31, 2022	2,668	$24.38	7.9	$294
(a)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2022.
The weighted-average fair values of options granted during the years ended December 31, 2022, 2021 and 2020 was $4.46, $16.32, and $43.24, respectively. The intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.0 million, $5.1 million and $4.0 million, respectively.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans excluding awards held by employees of 2seventy bio:

	Shares (in thousands)	Weighted-average grant date fair value
Unvested balance at December 31, 2021	3,193	$16.21
Granted	1,712	7.38
Vested	(887)	15.83
Forfeited	(1,603)	12.24
Unvested balance at December 31, 2022	2,415	$11.44
The intrinsic value of restricted stock units, including shares held by employees of 2seventy bio, vested during the years ended December 31, 2022, 2021 and 2020 was $6.0 million, $44.0 million and $30.9 million, respectively.
Employee Stock Purchase Plan
In June 2013, the Company’s board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO. The 2013 ESPP authorizes the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. In June 2021, the Company amended the 2013 ESPP to authorize an additional approximately 1.4 million shares of the

Company’s common stock available to participating employees. During each of the years ended December 31, 2022 and 2021, approximately 0.1 million shares of common stock were issued under the 2013 ESPP.
16. 401(k) Savings plan
In 1997, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. In March 2023, the Company expects to make matching contributions of approximately $1.9 million related to employee contributions made during 2022. The match contribution is included in accrued expenses and other current liabilities as of December 31, 2022 and 2021. Expense related to the 401(k) Plan from continuing operations totaled $2.7 million, $2.8 million, $3.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.
17. Income taxes
The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
U.S.	$(266,396)	$(487,404)	$(431,452)
Foreign	(65)	(74,976)	(128,918)
Total	$(266,461)	$(562,380)	$(560,370)
The provision for (benefit from) income taxes were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	—	—	2
Foreign	117	258	684
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Total income tax expense (benefit)	$117	$258	$686
A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the Company’s effective income tax rate as reflected in the financial statements is as follows:

	Year ended December 31,
	2022	2021	2020
Federal income tax expense at statutory rate	21.0%	21.0%	21.0%
State income tax, net of federal benefit	5.0%	3.9%	3.1%
Permanent differences	(0.1)%	(0.6)%	(0.6)%
Stock-based compensation	(6.2)%	(3.1)%	(2.4)%
Research and development credit	7.9%	4.3%	6.0%
Foreign differential	0.3%	(1.9)%	(4.6)%
Other	(1.0)%	—%	(0.3)%
Change in valuation allowance	(26.9)%	(23.6)%	(22.3)%
Effective income tax rate (expense) benefit	—%	—%	(0.1)%
For the years ended December 31, 2022, 2021 and 2020, the Company recognized an income tax expense (benefit) of $0.1 million or 0.0%, $0.3 million or 0.0%, and $0.7 million or (0.1)%, respectively.  The Company did not recognize any significant tax expense for the years ended December 31, 2022, 2021, or 2020 as the Company was subject to a full valuation allowance. Tax expense associated with the sale of bRT and the Separation, accounted for as discontinued operations and discussed in Note 3, is $0 for the years ended December 31, 2021 or 2020 due to the full valuation allowance. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities are composed of the following (in thousands):

	Year ended December 31,
	2022	2021
Deferred tax assets:
U.S. net operating loss carryforwards (federal and state)	$710,828	$703,125
Tax credit carryforwards (federal and state)	302,273	281,687
Capitalized license fees and research and development expenses	1,805	2,237
Capitalized research and development expenses under Section 174	51,510	—
Deferred revenue	394	604
Stock-based compensation	15,981	25,181
Lease liabilities	73,764	22,916
Accruals and other	16,161	15,598
Total deferred tax assets	1,172,716	1,051,348
Right-of-use assets	(72,088)	(23,053)
Fixed assets	(1,990)	(1,546)
Less valuation allowance	(1,098,638)	(1,026,749)
Net deferred taxes	$—	$—
A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The valuation allowance increased on a net basis by approximately $71.9 million during the year ended December 31, 2022 due primarily to the capitalization of research and development credits that became effective in the 2022 tax year under the Tax Cuts and Jobs Act, net operating losses, and tax credit carryforwards. Effective January 1, 2021, the Company adopted ASU 2019-12, which simplifies accounting for income taxes. There was no material impact on the Company's financial position or results of operations upon adoption.
As of December 31, 2022, 2021 and 2020, the Company had U.S. federal net operating loss carryforwards of approximately $2.66 billion, $2.63 billion, and $2.03 billion, respectively, which may be available to offset future income tax liabilities. Of the amount as of December 31, 2022, $1.95 billion will carryforward indefinitely while $711.0 million will expire at various dates through 2037. As of December 31, 2022, 2021 and 2020, the Company also had U.S. state net operating loss carryforwards of approximately $2.41 billion, $2.39 billion, and $1.89 billion, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2042.
As of December 31, 2022, 2021 and 2020, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $287.8 million, $268.3 million, and $235.3 million, respectively, available to reduce future tax liabilities which expire at various dates through 2042. As of December 31, 2022, 2021 and 2020, the Company had state credit carryforwards of approximately $18.3 million, $16.9 million, and $14.5 million, respectively, available to reduce future tax liabilities which expire at various dates through 2037. During the fourth quarter of 2018, the Company completed an analysis of prior year estimates of U.S. research and development and orphan drug tax credits for the years 2013 through 2017. The analysis resulted in an immaterial adjustment to the Company's income tax benefit, which was offset by an adjustment to the valuation allowance. An analysis of the U.S. research and development and orphan drug credits has not yet been completed for years 2018 through 2022. As of December 31, 2022, 2021 and 2020, the Company had capital loss carryforwards of approximately $4.2 million, $0.00 million , and $0.00 million, respectively, which may be available to offset future capital gains and will begin to expire in 2027.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted. In December 2020, the Consolidated Appropriations Act was enacted. In March 2021, the American Rescue Plan Act ("ARPA") was enacted and contained extenders to the refundable employee retention credit and provided further limitations to executive compensation effective for tax years beginning after 2026. In August 2022, the Inflation Reduction Act (“IRA”) was enacted and introduced a

15% corporate alternative minimum tax (”CAMT”) for corporations with average annual adjusted financial statement income for any three-year tax period ending after December 31, 2021 and preceding tax year exceeding $1 billion, effective for tax years beginning after December 31, 2021, as well as a 1% excise tax on stock repurchases made by public companies, climate and energy provisions, and extensions to the Affordable Care Act subsidies. The Company has concluded that the provisions in the CARES Act, Consolidated Appropriations Act, ARPA, and IRA have an immaterial impact on the Company’s income tax expense due to its cumulative losses and full valuation allowance position.
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
The Company files Federal income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2019 through December 31, 2021. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities to the extent utilized in a future period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits
Balance as of December 31, 2020	$18,994
Increases (decreases) for tax positions related to current period	2,949
Increases (decreases) for tax positions related to prior periods	17
Balance as of December 31, 2021	21,960
Increases (decreases) for tax positions related to current period	1,748
Increases (decreases) for tax positions related to prior periods	(46)
Balance as of December 31, 2022	23,662
The unrecognized tax benefits at December 31, 2022, if recognized, would not affect the Company’s effective tax rate due to its full valuation allowance position. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for income taxes. For the years ended December 31, 2022, 2021 and 2020, the Company’s accrued interest and penalties related to uncertain tax positions were not material.
18. Reduction in workforce
In April 2022, the Board of Directors of the Company approved a comprehensive restructuring plan intended to reduce operating expenses. As part of the restructuring, the Company reduced its workforce by approximately 30% across the second and third quarters of 2022. The Company incurred approximately $4.9 million in costs to implement the restructuring, comprised primarily of severance payments and continuing health care coverage over the severance period. The restructuring actions associated with these charges commenced in April 2022, and were completed by September 30, 2022.
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
The following tables summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the year ended December 31, 2022 and 2021 (in thousands):

	Restructuring Expenses in 2021	Amounts paid in 2021	Amounts accrued at December 31, 2021	Restructuring Expenses in 2022	Amounts paid in 2022	Amounts accrued at December 31, 2022
April 2021 reduction	4,625	(4,625)	—	—	—	—
July 2021 reduction	21,176	(16,503)	4,673	—	(4,673)	—
April 2022 reduction	—	—	—	4,940	(4,940)	—
Total	25,801	(21,128)	4,673	4,940	(9,613)	—

The Company recorded approximately $4.9 million and $25.8 million in restructuring expenses as of December 31, 2022 and 2021, respectively.
19. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2022	2021	2020
Outstanding stock options (1)	4,429	5,534	6,262
Restricted stock units (1)	2,524	3,427	1,495
ESPP shares and other	63	—	326
	7,016	8,961	8,083
(1) Outstanding stock options and restricted stock units include awards outstanding to employees of 2seventy bio.

Net loss per share for the years ended December, 31, 2022, 2021, and 2020 were $3.39, $11.89, and $9.95, respectively.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1*	Separation Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	2.1	November 4, 2021
2.2**	Asset Purchase Agreement, dated as of November 29, 2022, by and between bluebird bio, Inc. and argenx BV	8-K	001-35966	2.1	November 30, 2022
2.3**	Asset Purchase Agreement, dated as of January 5, 2023, by and between bluebird bio, Inc. and Bristol-Myers Squibb Company	8-K	001-35966	2.1	January 6, 2023
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Amended and Restated By-laws of the Registrant	10-K	001-35966	3.2	February 23, 2021
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
4.2	Description of the Registrant's Securities	10-K	001-35966	4.2	February 23, 2021
4.3	Form of Pre-Funded Warrant	8-K	001-35966	4.1	September 8, 2021
10.1#	Second Amended and Restated 2002 Employee, Director and Consultant Stock Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.1	May 14, 2013
10.2#	2010 Stock Option and Grant Plan, as amended, and forms of award agreement thereunder	S-1	333-188605	10.2	May 14, 2013
10.3#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013
10.4	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013
10.5†	Patent License Agreement, dated December 11, 1996, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc., successor-in-interest to Innogene Pharmaceuticals, Inc.) and Massachusetts Institute of Technology, as amended	S-1	333-188605	10.6	May 14, 2013
10.6†	Fourth Amendment to Patent License Agreement, dated October 28, 2016, by and between the Registrant and Massachusetts Institute of Technology	10-K	001-35966	10.7	February 22, 2017
10.7†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013
10.8†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013
10.9†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013
10.10†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015
10.11†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013
10.12†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.10	May 14, 2013
10.13††	License Agreement by and between the Registrant and Biogen Idec MA Inc., dated August 13, 2014	10-Q	001-35966	10.21	August 9, 2021
10.14†	Letter Agreement by and between the Registrant and Biogen MA Inc., dated September 29, 2017	10-Q	001-35966	10.21	November 1, 2017
10.15††	Exclusive Patent License Agreement by and between the Registrant and the National Institutes of Health, dated August 31, 2015	10-Q	001-35966	10.23	August 9, 2021

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.16†	License Agreement, dated December 23, 2015, by and between the Registrant and SIRION Biotech GmbH	10-K	001-35966	10.23	February 21, 2019
10.17††	Clinical and Commercial Supply Agreement – Viral Vector Product, dated November 27, 2017, by and between the Registrant and SAFC Carlsbad, Inc., as amended	10-Q	001-35966	10.25	August 1, 2019
10.18††	Amendment No. 2 to Clinical and Commercial Supply Agreement Viral Vector Product by and between the Registrant and SAFC Carlsbad, Inc.	8-K	001-35966	10.1	January 21, 2020
10.19	Amendment No. 3 to Clinical and Commercial Supply Agreement Viral Vector Product by and between the Registrant and SAFC Carlsbad, Inc.	10-K	001-35966	10.28	February 23, 2021
10.20	Amendment No. 4 to Clinical and Commercial Supply Agreement Viral Vector Product by and between the Registrant and SAFC Carlsbad, Inc.	10-Q	001-35966	10.1	August 4, 2022
10.21	Amendment No. 5 to Clinical and Commercial Supply Agreement Viral Vector Product by and between the Registrant and SAFC Carlsbad, Inc.	10-Q	001-35966	10.1	November 7, 2022
10.22††	Master Manufacturing Services Agreement, dated June 3, 2016, by and between the Registrant and Lonza Houston, Inc.	—	—	—	Filed herewith
10.23††	Amendment to Master Manufacturing Services Agreement, dated October 23, 2017, by and between the Registrant and Lonza Houston, Inc.	—	—	—	Filed herewith
10.24#	Employment Agreement, dated February 3, 2014, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.18	May 13, 2014
10.25#	Amendment to Employment Agreement, dated March 7, 2016, by and between the Registrant and Jason F. Cole	10-Q	001-35966	10.25	May 4, 2016
10.26#	Amendment No. 2 to Employment Agreement, dated November 3, 2016, by and between the Registrant and Jason F. Cole	10-K	001-35966	10.27	February 22, 2017
10.27#	Separation Agreement, dated September 12, 2022, by and between bluebird bio, Inc. and Jason F. Cole	10-Q	001-35966	10.3	November 7, 2022
10.28*#	Consulting Agreement, dated September 12, 2022, by and between bluebird bio, Inc. and Jason F. Cole	10-Q	001-35966	10.4	November 7, 2022
10.29#†	Consulting Agreement, dated May 26, 2022, by and between bluebird bio, Inc. and Danforth Advisors, LLC, as amended	10-Q	001-35966	10.5	November 7, 2022
10.30#	Employment Agreement, dated January 7, 2021, by and between the Registrant and Andrew Obenshain	10-K	001-35966	10.23	March 4, 2022
10.31#	Employment Agreement, dated June 1, 2021, by and between the Registrant and Gina Consylman	10-K	001-35966	10.24	March 4, 2022
10.32#	Employment Agreement, dated April 20, 2021, by and between the Registrant and Thomas Klima	10-K	001-35966	10.25	March 4, 2022
10.33#	Employment Agreement, dated June 14, 2021, by and between the Registrant and Anne-Virginie Eggimann	10-K	001-35966	10.26	March 4, 2022
10.34#	Offer Letter, dated October 1, 2019, by and between the Registrant and Jessica Whitten	10-K	001-35966	10.27	March 4, 2022
10.35#	Employment Agreement, dated October 17, 2022, by and between the Registrant and Christopher Krawtschuk	8-K	001-35966	10.1	November 7, 2022
10.36#	Employment Agreement, dated October 31, 2022, by and between the Registrant and Richard Colvin	—	—	—	Filed herewith
10.37#	Employment Agreement, dated January 1, 2023, by and between the Registrant and Joseph Vittiglio	—	—	—	Filed herewith
10.38#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013
10.39#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.40#	Second Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	S-8	333-257135	99.1	June 15, 2021
10.41#	2021 Inducement Plan and forms of award agreements thereunder	S-8	333-257135	99.2	June 15, 2021
10.42#	First Amendment to the bluebird bio, Inc. 2021 Inducement Plan	S-8	333-257135	99.3	March 4, 2022
10.43#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013
10.44#	Non-Employee Director Compensation Policy	—	—	—	Filed herewith
10.45††	Sublease, dated April 16, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.42	August 1, 2019
10.46	Amendment to Sublease, dated April 19, 2019, by and between the Registrant and Aventis Inc.	10-Q	001-35966	10.43	August 1, 2019
10.47*	Office Lease Agreement, dated November 2, 2021, by and between the Registrant and Assembly Row 5B, LLC	10-Q	001-35966	10.30	November 5, 2021
10.48*	Sub-sublease Agreement, by and between the Registrant and Meta Platforms, Inc.	10-K	001-35966	10.36	March 4, 2022
10.49*	Sublease, dated October 31, 2022, by and between Finch Therapeutics, Inc. and bluebird bio, Inc.	10-Q	001-35966	10.6	November 7, 2022
10.50††*	Securities Purchase Agreement, dated September 7, 2021, by and among the Registrant and the institutional investors named therein	8-K	001-35966	10.1	September 8, 2021
10.51	Registration Rights Agreement, dated September 7, 2021, by and among the Registrant and the persons listed on the attached Schedule A thereto	8-K	001-35966	10.2	September 8, 2021
10.52	Tax Matters Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	10.1	November 4, 2021
10.53*	Employee Matters Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	10.2	November 4, 2021
10.54*	Intellectual Property License Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	10.3	November 4, 2021
10.55*	Transition Services Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	10.4	November 4, 2021
10.56*	Transition Services Agreement, dated as of November 3, 2021, by and between 2seventy bio, Inc. and the Registrant	8-K	001-35966	10.5	November 4, 2021
10.57*	Amendment to the Transition Services Agreement, by and between 2seventy bio, Inc. and the Registrant	10-Q	001-35966	10.2	August 4, 2022
23.1	Consent of Ernst & Young LLP	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith
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
**    Exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish copies of any such exhibits to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

bluebird bio, Inc.

By:	/s/ Andrew Obenshain
Andrew Obenshain President, Chief Executive Officer and Director
SIGNATURES AND POWER OF ATTORNEY
We, the undersigned directors and officers of bluebird bio, Inc. (the “Company”), hereby severally constitute and appoint Andrew Obenshain and Christopher Krawtschuk, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Obenshain	President, Chief Executive Officer and Director	March 29, 2023
Andrew Obenshain	(Principal Executive Officer and Duly Authorized Officer)

/s/ Christopher Krawtschuk	Chief Financial Officer	March 29, 2023
Christopher Krawtschuk	(Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)

/s/ Mark Vachon	Director	March 29, 2023
Mark Vachon

/s/ John O. Agwunobi, M.D.	Director	March 29, 2023
John O. Agwunobi, M.D.

/s/ Charlotte Jones-Burton, M.D.	Director	March 29, 2023
Charlotte Jones-Burton, M.D.

/s/ Lis Leiderman, M.D.	Director	March 29, 2023
Lis Leiderman, M.D.

/s/ Nick Leschly	Director	March 29, 2023
Nick Leschly

/s/ Najoh Tita-Reid	Director	March 29, 2023
Najoh Tita-Reid