Form 10-Q
period 2023-03-31
bluebird bio, Inc.
filed 2023-05-09
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 5, 2023, there were 106,412,001 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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
•the impact of the general economic conditions and uncertainties, including as a result of the COVID-19 pandemic; and
•other risks and uncertainties, including those listed under Part II, Item 1A. Risk Factors.
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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
bluebird bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of March 31, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$239,045	$113,006
Marketable securities	79,212	67,321
Prepaid expenses	13,466	8,374
Inventory	3,809	—
Receivables and other current assets	15,539	10,787
Total current assets	351,071	199,488
Marketable securities	—	1,414
Property, plant and equipment, net	8,718	9,362
Goodwill	5,646	5,646
Intangible Assets	5,613	4,868
Operating lease right-of-use assets	270,153	281,996
Restricted cash and other non-current assets	51,535	52,128
Total assets	$692,736	$554,902
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,235	$25,092
Accrued expenses and other current liabilities	45,294	51,985
Operating lease liability, current portion	51,404	51,160
Total current liabilities	115,933	128,237
Operating lease liability, net of current portion	221,971	230,230
Other non-current liabilities	92	92
Total liabilities	337,996	358,559
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 125,000 shares authorized; 106,370 and 82,923 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,064	830
Additional paid-in capital	4,322,025	4,186,086
Accumulated other comprehensive loss	(3,086)	(4,070)
Accumulated deficit	(3,965,263)	(3,986,503)
Total stockholders’ equity	354,740	196,343
Total liabilities and stockholders’ equity	$692,736	$554,902
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended March 31,
	2023	2022
Revenue:
Product revenue, net	$2,296	$1,408
Other revenue	85	537
Total revenues	2,381	1,945
Cost of product revenue	3,376	8,310
Gross margin	(995)	(6,365)
Operating expenses:
Selling, general and administrative	37,354	36,106
Research and development	46,144	77,875
Total operating expenses	83,498	113,981
Gain from sale of priority review voucher, net	92,930	—
Income (loss) from operations	8,437	(120,346)
Interest income, net	2,825	106
Other income (expense), net	9,978	(1,912)
Income (loss) before income taxes	21,240	(122,152)
Income tax (expense) benefit	—	—
Net income (loss)	$21,240	$(122,152)
Net income (loss) per share - basic	$0.21	$(1.66)
Net income (loss) per share - diluted	$0.21	$—
Weighted-average number of common shares used in computing net income (loss) per share - basic:	102,920	73,688
Weighted-average number of common shares used in computing net income (loss) per share - diluted:	103,303	—
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax benefit (expense) of $0.0 million for the three months ended March 31, 2023 and 2022	984	(1,548)
Total other comprehensive income (loss)	984	(1,548)
Comprehensive income (loss)	$22,224	$(123,700)
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2022	82,923	$830	$4,186,086	$(4,070)	$(3,986,503)	$196,343
Vesting of restricted stock units	382	3	(198)	—	—	(195)
Exercise of stock options	3	—	7	—	—	7
Purchase of common stock under ESPP	62	1	226	—	—	227
Issuance of common stock	23,000	230	130,061	—	—	130,291
Stock-based compensation	—	—	5,843	—	—	5,843
Other comprehensive income (loss)	—	—	—	984	—	984
Net income (loss)	—	—	—	—	21,240	21,240
Balances at March 31, 2023	106,370	$1,064	$4,322,025	$(3,086)	$(3,965,263)	$354,740

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2021	71,115	$711	$4,096,402	$(2,911)	$(3,719,925)	$374,277
Vesting of restricted stock units	310	3	(3)	—	—	—
Exercise of stock options	1	—	1	—	—	1
Stock-based compensation	—	—	12,681	—	—	12,681
Issuance of unrestricted common stock awards to settle accrued employee compensation	12	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(1,548)	—	(1,548)
Net income (loss)	—	—	—	—	(122,152)	(122,152)
Balances at March 31, 2022	71,438	$714	$4,109,081	$(4,459)	$(3,842,077)	$263,259
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the three months ended March 31,
	2023		2022
Cash flows from operating activities:
Net income (loss)	$21,240		$(122,152)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,082		1,014
Stock-based compensation expense	5,391		12,390
Gain from sale of priority review voucher	(92,930)		—
Loss (gain) on equity securities	—		2,508
Excess inventory reserve	228		7,519
Other non-cash items	237		189
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(9,335)		(4,303)
Inventory	(3,586)		(8,756)
Operating lease right-of-use assets	11,829		6,517
Accounts payable	(6,443)		2,467
Accrued expenses and other liabilities	(9,065)		(16,561)
Operating lease liabilities	(8,001)		(6,128)
Deferred revenue	2,715		—
Net cash used in operating activities	(86,638)		(125,296)
Cash flows from investing activities:
Purchase of property, plant and equipment	(232)		(857)
Purchases of marketable securities	(19,610)		—
Proceeds from maturities of marketable securities	4,021		70,783
Proceeds from sales of marketable securities	5,853		—
Purchase of intangible assets	(868)		—
Proceeds from sale of priority review voucher	92,972		—
Net cash provided by investing activities	82,136		69,926
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP contributions	7		9
Proceeds from vesting of restricted stock	(196)		—
Proceeds from the secondary public offering, net of issuance costs	130,645		—
Net cash provided by financing activities	130,456		9
(Decrease) increase in cash, cash equivalents and restricted cash	125,954		(55,361)
Cash, cash equivalents and restricted cash at beginning of period	158,445		206,693
Cash, cash equivalents and restricted cash at end of period	284,399		151,332
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	239,045		106,260
Restricted cash included in receivables and other current assets	1,417		1,822
Restricted cash included in restricted cash and other non-current assets	43,937		43,250
Total cash, cash equivalents and restricted cash	284,399		151,332
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	189		2,134
Offering expenses accrued or in AP	523	523	—
Priority review voucher expenses accrued or in AP	43		—
Right-of-use assets obtained in exchange for operating lease liabilities	—		26,882
Cash paid during the period for income taxes	2		—
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Description of the business
bluebird bio, Inc. (the “Company” or “bluebird”) was incorporated in Delaware on April 16, 1992, and is headquartered in Somerville, Massachusetts. The Company is a biotechnology company committed to researching, developing, and commercializing potentially curative transformative gene therapies for severe genetic diseases based on our lentiviral vector (“LVV”) gene addition platform. In 2022, following more than a decade of leadership in research and clinical development, the Company received approval from the U.S. Food and Drug Administration (the “FDA”) for two gene therapies, both of which were recently launched.
On August 17, 2022, ZYNTEGLO (betibeglogene autotemcel, also known as beti-cel), was approved by the FDA for the treatment of adult and pediatric patients with ß-thalassemia who require regular red blood cell transfusions. On September 16, 2022, the FDA granted Accelerated Approval of SKYSONA (elivaldogene autotemcel, also known as eli-cel), to slow the progression of neurologic dysfunction in boys 4-17 years of age with early active cerebral adrenoleukodystrophy (“CALD”). On April 24, 2023, the Company announced that it had submitted a biologics licensing application (“BLA”) to the FDA for its third gene therapy candidate -- lovotibeglogene autotemcel – also known as lovo-cel – requesting priority review of the treatment for patients 12 and older with sickle cell disease (“SCD”) with a history of vaso-occlusive-events.
The Company is focusing its development and commercialization efforts in the U.S. market. The Company has obtained the withdrawal of the marketing authorization for beti-cel in the European Union, which became effective on March 24, 2022. On November 18, 2021, the Company obtained the withdrawal of the marketing authorization for eli-cel in the European Union. The Company withdrew its marketing applications for beti-cel and eli-cel from the MHRA in the United Kingdom. The Company is continuing the long-term follow-up of patients previously enrolled within the clinical trial programs in Europe as planned but do not intend to initiate any new clinical trials in Europe for β-thalassemia, CALD or SCD.
Since its inception in 1992, the Company has devoted substantially all of its resources to its development and commercialization efforts relating to its products and product candidates, including activities to manufacture product candidates in compliance with good manufacturing practices ("GMP") to conduct clinical studies of its product candidates, to provide selling, general and administrative support for these operations, to market, commercially manufacture and distribute its approved products and to protect its intellectual property. The Company has not generated material revenue from product sales. The Company has funded its operations primarily through the sale of common stock in its public offerings, private placements of preferred stock and warrants, the sale of two Rare Pediatric Disease Priority Review Vouchers ("PRVs") and through collaborations.
In August 2022 and September 2022 the Company received the two PRVs under a U.S. Food and Drug Administration program intended to encourage the development of treatments for rare pediatric diseases. In January 2023, the Company sold its second PRV for aggregate net proceeds of $92.9 million.
In January 2023, the Company sold 23.0 million shares of common stock (inclusive of shares sold pursuant to an option to the underwriters in connection with the offering) through an underwritten public offering at a price of $6.00 per share for aggregate net proceeds of $130.5 million.
In April 2022, the Board of Directors of the Company approved a comprehensive restructuring plan intended to reduce operating expenses and enhance the Company’s focus on achieving FDA approval for its programs in the U.S. As part of the restructuring, the Company reduced its workforce by approximately 30% across the second and third quarters of 2022. Refer to Note 14, Restructuring, for more information on this restructuring.
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. As of March 31, 2023, the Company had an accumulated deficit of $3.97 billion. During the three months ended March 31, 2023, the Company had net income of $21.2 million and used $86.6 million of cash in operations. As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $318.3 million.
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
The Company's expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include evaluating 2023 spending, including realized savings through the move of the Company's headquarters to Assembly Row in Somerville, Massachusetts, and the pursuit of additional cash resources through public or private equity or debt financings. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP as included in the ASC and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2023 and 2022.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2023 (the "2022 Annual Report on Form 10-K").
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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K.
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
Estimates and judgments are used in the following areas, among others: future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including goodwill and intangible assets, and the measurement of right-of-use assets and lease liabilities, stock-based compensation expense, accrued expenses, income taxes, gross to net revenue reserves, inventory reserved, and the assessment of the Company's ability to fund its operations for at least the next twelve months from the date of issuance of these financial statements.
Inventory
Inventories are stated at the lower of cost or net realizable value under the first-expired, first-out ("FEFO") methodology. Given human gene therapy products are a new and novel category of therapeutics and future economic benefit is not probable until regulatory approval for the product has been obtained, the Company has only considered inventory for capitalization upon and after regulatory approval. Manufacturing costs incurred prior to regulatory approval for pre-launch inventory that did not qualify for capitalization and clinical manufacturing costs were charged to research and development expense in the Company’s consolidated statements of operations and comprehensive loss as costs were incurred. Additionally, inventory that initially qualifies for capitalization but that may ultimately be used for the production of clinical drug product is expensed as research and development expense when it has been designated for the manufacture of clinical drug product.
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
The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) each performance obligation is satisfied, at a point in time.
The Company recognizes revenue within the following financial statement captions:
Product revenue, net
The Company recognizes product revenue, net in accordance with Topic 606. Product revenue, net represents sales of ZYNTEGLO and SKYSONA.
In 2022, the Company received approval of ZYNTEGLO and SKYSONA from the FDA. The amount of revenue recognized by the Company is equal to the amount of consideration that is expected to be received from the sale of product to its customers. The Company has Specialty Distributors ("SD") and Specialty Pharmacies ("SP") that deliver product to the Qualified Treatment Centers ("QTC"). Revenue is only recognized when the performance obligation is satisfied. The Company will recognize revenue upon infusion to the patient. To determine whether a significant reversal will occur in future periods, the Company will assess both the likelihood and magnitude of any such potential reversal of revenue.

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
Recent accounting pronouncements
During the periods presented, the Company was not required to adopt any recently issued accounting standards. The Company does not expect any recently issued accounting standards to have a material impact on its financial statements.
3. Marketable securities
The following table summarizes the marketable securities held at March 31, 2023 and December 31, 2022 (in thousands):

Description	Amortized cost / Cost	Unrealized gains	Unrealized losses	Fair value
March 31, 2023
U.S. government agency securities and treasuries	$79,600	$4	$(883)	$78,721
Corporate bonds	500	—	(9)	491
Total	$80,100	$4	$(892)	$79,212
December 31, 2022
U.S. government agency securities and treasuries	$67,970	$—	$(1,733)	$66,237
Corporate bonds	2,524	—	(26)	2,498
Total	$70,494	$—	$(1,759)	$68,735
No available-for-sale debt securities held as of March 31, 2023 or December 31, 2022 had remaining maturities greater than five years.
4. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2023
Assets:
Cash and cash equivalents	$239,045	$239,045	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	78,721	—	78,721	—
Corporate bonds	491	—	491	—
Total	$318,257	$239,045	$79,212	$—
December 31, 2022
Assets:
Cash and cash equivalents	$113,006	$113,006	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	66,237	—	66,237	—
Corporate bonds	2,498	—	2,498	—
Total	$181,741	$113,006	$68,735	$—

Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of March 31, 2023 and December 31, 2022, cash and cash equivalents comprise funds in cash and money market accounts held at multiple banking and asset management institutions.
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
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At March 31, 2023 and December 31, 2022, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities. There were $0.1 million and no realized loss recognized on the sale or maturity of available-for-sale debt securities during the three months ended March 31, 2023 and 2022, respectively.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.6 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively. No accrued interest receivable was written off during the three months ended March 31, 2023 or 2022.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at March 31, 2023 and December 31, 2022 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2023
U.S. government agency securities and treasuries	$9,767	$—	$59,099	$(883)	$68,866	$(883)
Corporate bonds	—	—	491	(9)	491	(9)
Total	$9,767	$—	$59,590	$(892)	$69,357	$(892)
December 31, 2022
U.S. government agency securities and treasuries	$—	$—	$66,237	$(1,733)	$66,237	$(1,733)
Corporate bonds	—	—	2,498	(26)	2,498	(26)
Total	$—	$—	$68,735	$(1,759)	$68,735	$(1,759)
The Company determined that there was no material change in the credit risk of the above investments during the three months ended March 31, 2023. As such, an allowance for credit losses was not recognized.
5. Inventory
Inventory, net, consists of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Raw materials	$—	$—
Work in progress	3,029	—
Finished goods	780	—
Inventory	$3,809	$—

Raw materials inventory consists of completed materials meeting quality acceptance standards to be used in the manufacture of drug product. Materials may include small molecules, plasmids, or vector products. Work in progress inventory consists of materials that are either partially completed or fully manufactured but are pending quality acceptance. Finished goods are completed drug product having full quality acceptance that may be shipped to a qualified treatment center, but has not yet been infused in the patient.
As of December 31, 2022, the Company did not have any manufactured inventory that was in progress or had received final quality acceptance after the FDA approval of ZYNTEGLO or SKYSONA. Prior to FDA approval, the existing inventory was expensed to R&D expense.
6. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Laboratory equipment	$22,835	$25,092
Computer equipment and software	1,861	1,854
Office equipment	4,510	4,348
Construction-in-progress	80	—
Total property, plant and equipment	29,286	31,294
Less accumulated depreciation and amortization	(20,568)	(21,932)
Property, plant and equipment, net	$8,718	$9,362
7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31, 2023	As of December 31, 2022
Accrued manufacturing costs	$5,586	$7,199
Accrued goods and services	9,655	8,134
Accrued clinical and contract research organization costs	14,005	12,368
Accrued employee compensation	9,291	20,095
Accrued professional fees	1,599	1,939
Deferred revenue, current portion	4,217	1,502
Other	941	748
Total accrued expenses and other current liabilities	$45,294	$51,985

8. Leases
The Company leases certain office and laboratory space, primarily located in Somerville, Massachusetts. Additionally, the Company has embedded leases through its agreements with contract manufacturing organizations in both the United States and internationally. There have been no material changes in lease obligations from those disclosed in Note 10 to the consolidated financial statements included in the Company's 2022 Annual Report on Form 10-K.
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
Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. As compared to the contractual obligations and commitments as disclosed in the Company's 2022 Annual Report on Form 10-K, the Company's future minimum purchase commitments as of the three months ended March 31, 2023 increased by $3.3 million.
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
10. Equity
On January 18, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC in connection with the public offering, issuance and sale by the Company of 20.0 million shares of the Company’s common stock, $0.01 par value per share, at a public offering price of $6.00 per share, less underwriting discounts and commissions. Under the terms of the Underwriting Agreement, the Company also granted the underwriters an option exercisable for 30 days to purchase up to an additional 3.0 million shares of Common Stock at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full. The offering closed on January 23, 2023.
For the three months ended March 31, 2023 the Company sold 23.0 million shares of common stock for gross proceeds of $138.0 million ($130.5 million net of offering costs), pursuant to the Underwriting Agreement.
11. Stock-based compensation
In January 2023 and 2022, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 3.3 million and 2.8 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. As of March 31, 2023, the total number of shares of common stock available for issuance under the 2013 Plan was approximately $5.9 million.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $5.4 million and $12.4 million during the three months ended March 31, 2023 and 2022, respectively. Stock-based compensation expense recognized by award type is included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended March 31,
	2023	2022
Stock options	$1,723	$5,260
Restricted stock units	3,668	7,034
Employee stock purchase plan and other	—	96
	$5,391	$12,390
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended March 31,
	2023	2022
Cost of Product Revenue	$103	$—
Selling, general and administrative	2,361	5,835
Research and development	2,927	6,555
	$5,391	$12,390
As of March 31, 2023, the Company had $0.5 million of stock compensation expense that was capitalized into inventory.
Stock options
The following table summarizes the stock option activity under the Company’s equity award plans and have been adjusted to reflect the effects of the November 2021 separation of our severe genetic disease and oncology programs into two separate, publicly traded companies:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2022	2,668	$24.38
Granted	1,642	$5.26
Exercised	(3)	$2.74
Canceled or forfeited	(73)	$36.23
Outstanding at March 31, 2023	4,234	$16.77
Exercisable at March 31, 2023	1,313	$36.51
Vested and expected to vest at March 31, 2023	4,234	$16.77
During the three months ended March 31, 2023, less than 0.1 million stock options were exercised, resulting in total proceeds to the Company of less than $0.1 million.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested at December 31, 2022	2,415	$11.44
Granted	2,503	$5.20
Vested	(326)	$20.01
Forfeited	(107)	$7.56
Unvested at March 31, 2023	4,485	$7.70

Employee stock purchase plan
In June 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. In June 2021, the Company amended the 2013 ESPP to authorize an additional 1.4 million shares of the Company’s common stock available to participating employees. During the three months ended March 31, 2023 and 2022, less than 0.1 million shares and no shares, respectively, of common stock were issued under the 2013 ESPP.
12. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax expense recognized during the three months ended March 31, 2023 is $0 due to the wind down of our operations in Europe and the full valuation allowance.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted and introduced a 15% corporate alternative minimum tax (”CAMT”) for corporations with average annual adjusted financial statement income for any three-year tax period ending after December 31, 2021 and preceding tax year exceeding $1 billion, effective for tax years beginning after December 31, 2021, as well as a 1% excise tax on stock repurchases made by public companies. The Company has concluded that the provisions in the IRA have an immaterial impact on the Company’s income tax expense due to its cumulative losses and full valuation allowance position.
13. Net loss per share
The computation of basic earnings per share (EPS) is based on the weighted-average number of outstanding shares of the Company's common stock. The computation of diluted EPS is based on the weighted-average number of outstanding shares of the Company's common stock and potential dilutive shares during the period as determined by using the treasury stock method.
Basic and diluted EPS for the three months ended March 31, 2023 and 2022 were calculated as follows (in thousands except per share data):

	For the three months ended March 31,
	2023	2022
Numerator:
Net Income	21,240	(122,152)(1)
Denominator:
Basic weighted-average common shares outstanding	102,920
Effect of dilutive securities	383
Diluted weighted-average common shares outstanding	103,303

Basic EPS	$0.21
Diluted EPS	$0.21
(1) During the three months ended March 31, 2022, the Company was in a net loss position, and therefore, did not differentiate basic and diluted earnings per share. During that period, 5.6 million, 4.1 million, and 0.3 million shares were excluded as antidilutive for outstanding options, restricted stock units, and ESPP shares respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission, or the SEC, on March 29, 2023 (the "2022 Annual Report on Form 10-K").
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
Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, they may not be predictive of results or developments in future periods.
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
Overview
We are a biotechnology company committed to researching, developing, and commercializing potentially curative transformative gene therapies for severe genetic diseases based on our lentiviral vector (“LVV”) gene addition platform. In 2022, following more than a decade of leadership in research and clinical development, we received approval from the U.S. Food and Drug Administration (the “FDA”) for two gene therapies, both of which were recently launched.
On August 17, 2022, ZYNTEGLO (betibeglogene autotemcel, also known as beti-cel), was approved by the FDA for the treatment of adult and pediatric patients with ß-thalassemia who require regular red blood cell transfusions. On September 16, 2022, the FDA granted Accelerated Approval of SKYSONA (elivaldogene autotemcel, also known as eli-cel), to slow the progression of neurologic dysfunction in boys 4-17 years of age with early active cerebral adrenoleukodystrophy (“CALD”). On April 24, 2023, we announced that we had submitted a biologics licensing application (“BLA”) to the FDA for our third gene therapy candidate -- lovotibeglogene autotemcel – also known as lovo-cel – requesting priority review of the treatment for patients 12 and older with sickle cell disease (“SCD”) with a history of vaso-occlusive-events.
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

In August 2022 and September 2022 we received the two PRVs under an FDA program intended to encourage the development of treatments for rare pediatric diseases. In January 2023, we sold our second PRV for aggregate net proceeds of $92.9 million, inclusive of additional legal costs incurred.

In January 2023, we sold 23.0 million shares of common stock (inclusive of shares sold pursuant to an option to the underwriters in connection with the offering) through an underwritten public offering at a price of $6.00 per share for aggregate net proceeds of $130.5 million, inclusive of additional offering costs incurred.
In April 2022, we initiated a comprehensive restructuring plan intended to reduce operating expenses. As part of the restructuring, we reduced our workforce by approximately 30% in the second and third quarters of 2022. See Note 14, Restructuring, to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information on this restructuring plan.
As of March 31, 2023, we had cash, cash equivalents and marketable securities of approximately $318.3 million. Absent the sale of our priority review vouchers, we have never been profitable and have incurred net losses in each year since inception. Our net income was $21.2 million for the three months ended March 31, 2023, and our accumulated deficit was $3.97 billion as of March 31, 2023. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years, as we:

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
Business update
We had cash, cash equivalents and marketable securities of approximately $318.3 million as of March 31, 2023. Our expectation is that we will continue to generate operating losses and negative operating cash flows in the foreseeable future as we commercialize ZYNTEGLO and SKYSONA and seek regulatory approval of lovo-cel for SCD and will require the need for additional funding to support our planned operations before becoming profitable.
Although management has concluded that there is substantial doubt regarding our ability to continue as a going concern, this conclusion is based on our analysis under applicable accounting principles. Based on our current business plan, we anticipate our cash, cash equivalents, and marketable securities as of March 31, 2023, which includes $45.4 million of restricted cash, will be sufficient to fund our operations into the fourth quarter of 2024. Without the release of our restricted cash, however, we estimate our cash, cash equivalents and marketable securities as of March 31, 2023 will be sufficient to fund our operations into the second quarter of 2024. We have based these estimates on assumptions of revenues and operating costs that may prove to be wrong. Our restricted cash is currently unavailable for use, and there is no assurance as to when or if our restricted cash will become available for use. Furthermore, pursuant to the terms of certain agreements we have in place, we could be required to further increase our restricted cash due, in part, to recent concerns related to the stability of the banking sector, which would consequently reduce the amount of cash available to fund our operations. In addition, our future net product revenues will depend upon the size of the markets, our ability to obtain regulatory approval of lovo-cel for SCD, our ability to achieve sufficient market acceptance, reimbursement from third-party payers, adequate market share in those markets and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis or access our restricted cash, we may be required to revise our business plan and strategy, which may result in bluebird significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any products or may result in bluebird being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially affected.
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
Financial operations overview
Product revenue, net
Our revenues have primarily been derived from product revenues associated with the sale of SKYSONA in the United States.
Other revenue
We have recognized an immaterial amount of revenue associated with grants.
Cost of product revenue
Cost of product revenue includes costs associated with the sale of SKYSONA in the United States.
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

	For the three months ended March 31,
	2023	2022
	(in thousands)
ZYNTEGLO (beti-cel)	$3,307	$11,470
lovo-cel (formerly LentiGlobin for SCD)	21,201	25,676
SKYSONA (eli-cel)	3,656	10,917
Preclinical programs	331	4,902
Total direct research and development expense	28,495	52,965
Employee-and contractor-related expenses	7,296	9,929
Stock-based compensation expense	2,927	6,555
License and other related expenses	87	—
Laboratory and other expenses	732	941
Facility expenses	6,607	7,485
Total other research and development expenses	17,649	24,910
Total research and development expense	$46,144	$77,875

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
Gain from sale of priority review voucher, net consists of gain from sale of priority review voucher. In January 2023, we sold our second PRV for aggregate net proceeds of $92.9 million. We received the PRV in August 2022 under an FDA program intended to encourage the development of treatments for rare pediatric diseases.
Interest income, net
Interest income, net consists primarily of interest income earned on investments.
Other income (expense), net
Other income (expense), net consists primarily of rental income on sublease, gains and losses on investments, gains and losses on disposal of fixed assets, and gains and losses on foreign currency transactions.
Critical accounting policies and estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies as reported in our 2022 Annual Report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations
Comparison of the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022	Change
	(in thousands)
Revenue:
Product revenue, net	$2,296	$1,408	$888
Other revenue	$85	$537	(452)
Total revenues	2,381	1,945	436
Cost of product revenue	$3,376	$8,310	$(4,934)
Gross margin	(995)	(6,365)	5,370
Operating expenses:
Selling, general and administrative	37,354	36,106	1,248
Research and development	46,144	77,875	(31,731)
Total operating expenses	83,498	113,981	(30,483)
Gain from sale of priority review voucher, net	92,930	—	92,930
Income (loss) from operations	8,437	(120,346)	128,783
Interest income, net	2,825	106	2,719
Other income (expense), net	9,978	(1,912)	11,890
Income (loss) before income taxes	21,240	(122,152)	143,392
Income tax (expense) benefit	—	—	—
Net income (loss)	21,240	$(122,152)	$143,392

Revenues. Total revenue was $2.4 million for the three months ended March 31, 2023, compared to $1.9 million for the three months ended March 31, 2022. The increase of $0.4 million was primarily attributable to revenue recognized for the sale of SKYSONA in the United States in 2023.
Cost of product revenue. Cost of product revenue was $3.4 million for the three months ended March 31, 2023, compared to $8.3 million for the three months ended March 31, 2022. The decrease is primarily attributable to reserves for excess inventory recognized during the first quarter of 2022.
Selling, general and administrative expenses. Selling, general and administrative expenses were $37.4 million for the three months ended March 31, 2023, compared to $36.1 million for the three months ended March 31, 2022. The net increase of $1.2 million was primarily attributable to the following:
•$10.4 million of increased information technology and facility-related costs due to the commencement of the 50 Binney Street sublease in April 2022, and the Assembly Row Lease in March 2022; and
•$0.6 million of increased commercial readiness related costs.
These increased costs were partially offset by the following:
•$6.2 million of decreased employee compensation, benefit, and other headcount-related expenses, which is primarily driven by a decrease of $3.5 million in stock-based compensation expense due to an overall decrease in the value of awards and reduced headcount; and
•$4.3 million of decreased costs related to consultants.
Research and development expenses. Research and development expenses were $46.1 million for the three months ended March 31, 2023, compared to $77.9 million for the three months ended March 31, 2022. The net decrease of $31.7 million was primarily attributable to the following:
•$11.0 million of decreased net employee compensation, benefit, and other headcount-related expenses, including a decrease of $3.6 million in stock-based compensation expense, due to an overall decrease in the value of awards and reduced headcount; and

•$22.2 million of decreased manufacturing costs primarily driven by 2022 manufacturing commitments, as well a decrease in research and development production costs in 2023.
These decreased costs were partially offset by $2.4 million of increased clinical costs.
Gain from sale of priority review voucher, net. The increase in gain from sale of priority review voucher, net was related to the sale of a priority review voucher in the first quarter of 2023.
Interest income, net. The increase in interest income, net was primarily related to higher interest income earned on investments and dividends related to the operating account.
Other income (expense), net. The increase in other income (expense), net was primarily related the rental income from the 50 Binney Street sublease and decreased loss on investments in the first quarter of 2023.
Liquidity and Capital Resources
As of March 31, 2023, we had cash, cash equivalents and marketable securities of approximately $318.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2023, our funds are primarily held in U.S. government agency securities and treasuries, corporate bonds, and money market accounts.
We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of March 31, 2023, we had an accumulated deficit of $3.97 billion. We expect our research and development expenses to decrease in conjunction with an increase in commercial activities and selling, general and administrative expense due to the approvals of ZYNTEGLO and SKYSONA.
Although management has concluded that there is substantial doubt regarding our ability to continue as a going concern, this conclusion is based on our analysis under applicable accounting principles. Based on our current business plan, we anticipate our cash, cash equivalents, and marketable securities as of March 31, 2023, which includes $45.4 million of restricted cash, will be sufficient to fund our operations into the fourth quarter of 2024. Without the release of our restricted cash, however, we estimate our cash, cash equivalents and marketable securities as of March 31, 2023 will be sufficient to fund our operations into second quarter of 2024. We have based these estimates on assumptions of revenues and operating costs that may prove to be wrong. Our restricted cash is currently unavailable for use, and there is no assurance as to when or if our restricted cash will become available for use. Furthermore, pursuant to the terms of certain agreements we have in place, we could be required to further increase our restricted cash due, in part, to recent concerns related to the stability of the banking sector, which would consequently reduce the amount of cash available to fund our operations. However, we have based this estimate on assumptions of revenues and operating costs that may prove to be wrong. Our future net product revenues will depend upon the size of the markets, our ability to obtain regulatory approval of lovo-cel for SCD, our ability to achieve sufficient market acceptance, reimbursement from third-party payers, adequate market share in those markets and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis we may be required to revise our business plan and strategy, which may result in bluebird significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any products or may result in bluebird being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially affected.
We have funded our operations principally from the sale of common stock in public offerings, our collaboration with BMS and the sale of the two PRVs. The following is a summary of recent financing transactions:
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
•In January 2023, we sold our second PRV for aggregate net proceeds of $92.9 million.

•In January 2023, we sold 23.0 million shares of common stock (inclusive of shares sold pursuant to an option to the underwriters in connection with the offering) in an underwritten public offering at a price of $6.00 per share for aggregate net proceeds of $130.5 million.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	For the three months ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(86,638)	$(125,296)
Net cash provided by investing activities	82,136	69,926
Net cash provided by financing activities	130,456	9
Net (decrease) increase in cash, cash equivalents and restricted cash	$125,954	$(55,361)

Operating Activities. The $38.7 million decrease in cash used in operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the decrease in net loss during this period of $143.4 million, offset by adjustments for non-cash items, including a gain from the sale of priority review voucher of $92.9 million.
Investing Activities. The $12.2 million increase in cash provided by investing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to an increase in proceeds from sale of priority review voucher of $93.0 million and an increase in proceeds from sales of marketable securities of $5.9 million, partially offset by a decrease in proceeds from maturities of marketable securities of $66.8 million and an increase in cash used to purchase marketable securities of $19.6 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Financing Activities. The $130.4 million increase in cash provided by financing activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the proceeds from the secondary public offering, net of paid offering costs of $130.6 million during the three months ended March 31, 2023.
Contractual Obligations and Commitments
Except as discussed in Note 8, Leases, and Note 9, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments as included in our 2022 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents and marketable securities of $318.3 million and $181.7 million, respectively, primarily invested in U.S. government agency securities and treasuries, corporate bonds, commercial paper, equity securities, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2023, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $0.3 million.
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
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of March 31, 2023, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. We believe no governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
On October 21, 2021, San Rocco Therapeutics, LLC, formerly known as Errant Gene Therapeutics, LLC, filed a complaint against us in the United States District Court for the District of Delaware for alleged infringement of U.S. Patent Nos. 7,541,179 and 8,058,061. The term of U.S. Patent No. 8,058,061 already expired on November 25, 2022, and U.S. Patent No. 7,541,179 will expire on May 13, 2024. The allegations relate to our use of the BB305 lentiviral vector, including in connection with the beti-cel program and seeks injunctive relief and money damages. On February 21, 2022, the parties stipulated to amend the case caption, in light of the plaintiff’s name change, from Errant Gene Therapeutics, LLC to San Rocco Therapeutics, LLC ("SRT"). The Court granted this stipulation and, accordingly, the case is now captioned, San Rocco Therapeutics, LLC v. bluebird bio, Inc. and Third Rock Ventures, LLC, C.A. No. 21-1478-RGA. On April 6, 2022, we—along with Third Rock Ventures, LLC—filed a motion seeking various relief including to stay the proceedings and compel arbitration on two threshold issues, which we argued warranted complete dismissal of the action as a matter of law, regardless of the merits of SRT’s underlying infringement claims. On July 26, 2022, the Court granted our request to stay the proceedings and issued an Order compelling the parties to arbitrate the threshold issues we raised. On February 7, 2023, the Arbitrator issued a final award finding in favor of SRT on both threshold issues, thereby enabling SRT to pursue its claims for alleged infringement. On March 1, 2023, the parties jointly stipulated, subject to the approval of the United States District Court for the District of Delaware, to lift the stay.  The Court lifted the stay on March 2, 2023, and on March 31, 2023 we filed our answer to SRT's complaint with counterclaims asserting that we do not infringe the patents-in-suit and that the patents-in-suit are invalid. Also, on April 24, 2023, the Patent Trial & Appeal Board of the U.S. PTO granted institution of our two petitions for inter partes review, which are seeking to invalidate various claims of the patents-in-suit. We plan to vigorously defend against SRT's claims including by seeking a declaration from the Court that SRT's action is an exceptional case within the meaning of 35 U.S.C. § 285, and by seeking costs, attorney fees, and other relief to which we may be justly entitled.
On April 27, 2023, SRT filed another complaint against us (as well as against Mr. Nick Leschly, Mr. Mitchell Finer, Mr. Philip Reilly, Third Rock Ventures LLC, and 2Seventy Bio, Inc.) in the United States District Court for the District of Massachusetts. This complaint alleges civil violations of the Federal Racketeer Influenced and Corrupt Organizations Act, violations of Mass. Gen. Laws ch. 93A, § 11, and fraudulent inducement of SRT into a release provision in a November 2020 confidential settlement agreement we executed with, inter alia, SRT. The allegations relate to our use of the BB305 lentiviral vector, including in connection with the beti-cel program, and SRT seeks declaratory relief and money damages. The case is captioned San Rocco Therapeutics, LLC v. Nick Leschly, Mitchell Finer, Philip Reilly, Third Rock Ventures LLC, bluebird bio, Inc. and 2Seventy Bio, Inc., C.A. No. 1:23-cv-10919-RGS. We plan to vigorously defend against SRT’s claims in this action, which we believe have no merit whatsoever.
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
Those risk factors below denoted with a “*” are newly added or have been materially updated from our 2022 Annual Report on Form 10-K.
*We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
Although we had a net income of $21.2 million for the three months ended March 31, 2023, we have incurred significant losses since our inception in 1992. As of March 31, 2023, we had an accumulated deficit of $3.97 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which we expect to directionally decrease as we focus on bringing our therapies to patients in the commercial setting. To date, we have financed our operations primarily through the sale of equity securities and priority review vouchers, and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We did not generate material revenues from the sale of ZYNTEGLO in the European Union and only recently launched ZYNTEGLO and SKYSONA in the US. Our future revenues will depend upon the size of any markets in which our products and product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our potential products in those markets.
We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
•continue to invest in lovo-cel as we await FDA's review of our recently filed BLA;
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
Developing and commercializing gene therapy products is expensive, and we do not expect to generate meaningful product revenues in the foreseeable future. Based on our current business plan as of the date hereof, there is substantial doubt regarding our ability to continue as a going concern. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Quarterly Report on Form 10-Q for a discussion of our expected cash runway both including our restricted cash of $45.4 million and excluding this restricted cash. Our restricted cash is currently unavailable for use, and there is no assurance as to when or if our restricted cash will become available for use. Furthermore, pursuant to the terms of certain agreements we have in place, we could be required to further increase our restricted cash due, in part, to recent concerns related to the stability of the banking sector, which would consequently reduce the amount of cash available to fund our operations. Accordingly, we will need to raise additional funding in order to execute on our current business plans and strategy, including prior to becoming profitable.
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
Moreover, in December 2021, the FDA placed the lovo-cel clinical development program under a partial clinical hold for patients under the age of 18. The hold related to a case of persistent anemia in an adolescent patient with two α-globin gene deletions (−α3.7/−α3.7), also known as alpha-thalassemia trait, who was treated with lovo-cel. In December 2022, the FDA lifted its partial clinical hold for patients under the age of 18 in studies evaluating lovo-cel for SCD. Notwithstanding the lifting of this partial clinical hold, additional adverse events or new data or analyses regarding previously reported events may indicate significant safety issues, and the FDA could potentially impose or reimpose a clinical hold in the future on studies evaluating lovo-cel. Moreover, laboratory results following gene therapy can be difficult to interpret resulting in different or changing diagnoses by treating physicians. For instance, on January 31, 2023, we received a physician diagnosis of MDS in a patient treated with lovo-cel, in response to lab results obtained through routine monitoring of the same adolescent patient with two α-globin gene deletions subject to the partial clinical hold noted above. Consistent with established safety protocols, the information was reviewed by an independent Data Monitoring Committee which concluded that available evidence did not support a diagnosis of MDS and additional data would be needed to confirm such diagnosis, and that lovo-cel clinical studies should continue. Test results received since the investigator's initial report (including integration site analysis) demonstrated no evidence of insertional oncogenesis and the patient continues to be clinically stable and is not undergoing treatment for an MDS diagnosis. Study investigators and the FDA have been informed and we will continue to monitor additional analyses as further test results are received. We maintain dialogue with the FDA and, from time to time, as required or requested by the FDA, update the FDA on additional adverse events or new data or analyses regarding previously reported events.
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
Additionally, since the hematopoietic stem cells ("HSCs") used as starting material for drug products have a limited window of stability following procurement from a patient, we have initially established transduction facilities in areas which we believe can adequately service patients from regions where we are commercializing SKYSONA, ZYNTEGLO, and where we anticipate commercializing lovo-cel, if and when approved. However, we cannot ensure that such facilities will enable us to produce and deliver drug product in a timely manner; any issues with production and delivery of drug product could have a material adverse effect on our successful commercialization of our product and product candidates. Moreover, establishing additional facilities in appropriate regions may be financially impractical or impeded by technical, quality, or regulatory issues related to these new sites and we may also run into technical or scientific issues related to transfer of our transduction process or other developmental issues that we may be unable to resolve in a timely manner or with available funds.
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

For instance, in our lovo-cel program, we are seeking regulatory approval for drug product utilizing LVV manufactured using a scalable suspension manufacturing process using bioreactors, rather than an adherent cell tray manufacturing process, and drug product manufactured in a commercial, rather than a clinical, manufacturing facility. Such transitions require regulatory review and approval including reaching agreement with the FDA on an acceptable comparability data package. The FDA may require us to conduct additional clinical studies, collect additional data, develop additional assays, or modify product specifications relating to such comparability analysis prior to approving our BLA for lovo-cel, which may delay or prevent our plans for commercialization. Any such requests or delays may have a material adverse effect on our forecasted timelines for approval of lovo-cel and may require substantial additional funds.
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
Our commercial strategy is to engage apheresis and transplant centers as qualified treatment centers for the collection of patient HSCs and infusion of the drug product once manufactured. To ensure that the qualified treatment centers are prepared to collect patient HSCs and to ship them to our transduction facilities in accordance with our specifications and regulatory requirements, we train and conduct quality assessments of each center as part of engagement. These qualified treatment centers are the first and last points on our complex supply chain to reach patients in the commercial setting. We may not be able to engage qualified treatment centers in all of the regions in our commercial launch strategy, or we may encounter other challenges or delays in engaging qualified treatment centers. For instance, we have currently signed agreements with thirteen such treatment centers and our corporate strategy is to contract with at least 40 such centers by the end of 2023. Any delay or failure to meet these goals may limit patient access to our therapies and, accordingly, have a material adverse effect on our commercial forecasts and business.
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
•transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (“CMO”) and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process (please see "Risk Factors—Changes in our manufacturing processes may cause delays in our clinical development and commercialization plans" of this Quarterly Report on Form 10-Q for further information); or
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols.
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
We have obtained Regenerative Medicine Advanced Therapy (“RMAT”) designation for lovo-cel for the treatment of SCD, and we may seek additional RMAT designations for our product candidates. A biological product candidate is eligible for RMAT designation if: (1) it meets the definition of a regenerative medicine therapy, which the FDA defines as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) the candidate is intended to treat, modify, reverse, or cure a serious disease or condition; and (3) preliminary clinical evidence indicates that the candidate has the potential to address unmet medical needs for such disease or condition. RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and eligibility for rolling review and priority review of BLAs. Product candidates granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or through reliance upon data obtained from a meaningful number of sites, including through expansion to a sufficient number of sites, as appropriate. RMAT-designated product candidates that receive accelerated approval may, as appropriate, be able to fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence (such as electronic health records); through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy.
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
We are engaged in the development of gene therapies for severe genetic diseases, which is a competitive and rapidly-changing field. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, more experienced manufacturing capabilities, or more established commercial infrastructure. For instance, we are aware that Vertex Pharmaceuticals has recently submitted BLAs regarding beta thalassemia and sickle cell disease. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, or less costly than any products that we may develop, or achieve patent protection, marketing approval, product commercialization and market penetration earlier than us. Additionally, technologies developed by our competitors may render our products or product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.
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

If these third parties do not successfully carry out their contractual duties, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our LVV and drug products in accordance with GMP, whether due to the impacts of COVID-19 or otherwise, we will not be able to support commercialization of SKYSONA and ZYNTEGLO and of lovo-cel, if and when approved, and complete, or may be delayed in completing, the preclinical and clinical studies and manufacturing process validation activities required to support future IND and BLA submissions. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us at any time. If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.
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
For any regulatory approvals that we have or may receive, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products and/or product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and GCPs for any clinical trials that we may conduct. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. Even though we have obtained marketing approval in the U.S. for ZYNTEGLO and SKYSONA and may obtain regulatory approval in the U.S. for lovo-cel, any regulatory approvals we may receive will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidates, and such approvals may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA typically advises that patients treated with gene therapy undergo follow-up observations for potential adverse events for a 15-year period. Furthermore, we have agreed to provide confirmatory long-term clinical data to the FDA as a condition of the SKYSONA accelerated approval, and continued approval for the approved indication will be contingent upon verification and description of clinical benefit in a confirmatory trial. If our confirmatory trials fail to adequately verify or describe the anticipated clinical benefit of SKYSONA, or if we fail to conduct such trials in a timely manner, the FDA could withdraw its approval for SKYSONA on an expedited basis.
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
In the United States, the research, manufacturing, distribution, sale, and promotion of drugs and biologic products are subject to regulation by various federal, state, and local authorities in addition to FDA, including CMS, other divisions of the HHS, (e.g., the Office of Inspector General), the United States Department of Justice offices of the United States Attorney, the Federal Trade Commission and state and local governments. Our operations are directly, or indirectly through our prescribers, customers and purchasers, subject to various federal and state fraud and abuse laws and regulations. These include the federal Anti-Kickback Statute, federal civil and criminal false claims laws and civil monetary penalty laws (including False Claims Laws), HIPAA, transparency requirements created under the Affordable Care Act, as well as analogous state and foreign laws.
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
Third parties have asserted and in the future may assert that we are employing their proprietary technology without authorization. For example, as discussed in Part II, Item 1, "Legal Proceedings", San Rocco Therapeutics, LLC, formerly known as Errant Gene Therapeutics, LLC has alleged that our use of the BB305 lentiviral vector in connection with the beti-cel program infringes U.S. Patent Nos. 7,541,179 and 8,058,061, and seeks equitable, injunctive and monetary relief, including royalties, treble damages, attorney fees and costs. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe.
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
•any adverse development or perceived adverse development with respect to the regulatory authority's review of our BLA for lovo-cel;
•failure to successfully manage and sustain the commercial launch of ZYNTEGLO or SKYSONA or of lovo-cel following marketing approval (if and when obtained), including failure to manage our supply chain operations in the coordination and delivery of drug product to patients at qualified treatment centers;
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
Pursuant to our 2013 Stock Option and Incentive Plan (the "2013 Plan") we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. In January 2023, the number of shares of common stock available for issuance under the 2013 Plan was increased by approximately 3.3 million shares as a result of an automatic increase provision. The 2013 Plan will expire in 2023 and our Board of Directors has approved the adoption of a new equity incentive plan, the 2023 Incentive Award Plan (the “2023 Plan”), to replace the 2013 Plan, with up to 5.2 million shares available for issuance, which is subject to shareholder approval in June 2023. Upon stockholder approval of the 2023 Plan, the

2023 Plan will become effective and no further awards will be granted under the 2013 Plan. We also make equity grants to certain new employees joining the Company pursuant to an inducement plan, and our compensation committee may elect to increase the number of shares available for future grant under the inducement plan without stockholder approval. We also have an Employee Stock Purchase Plan and any shares of common stock purchased pursuant to that plan will also cause dilution.
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
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1*	Separation Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	2.1	November 4, 2021
2.2*	Asset Purchase Agreement, dated as of November 29, 2022, by and between bluebird bio, Inc. and argenx BV	8-K	001-35966	2.1	November 30, 2022
2.3*	Asset Purchase Agreement, dated as of January 5, 2023, by and between bluebird bio, Inc. and Bristol-Myers Squibb Company	8-K	001-35966	2.1	January 6, 2023
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Amended and Restated By-laws of the Registrant	10-K	001-35966	3.2	February 23, 2021
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
4.2	Form of Pre-Funded Warrant	8-K	001-35966	4.1	September 8, 2021
10.1	Employment Agreement, dated January 1, 2023, by and between the Registrant and Joseph Vittiglio	10-K	001-35966	10.37	March 29, 2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

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

bluebird bio, Inc.
Date: May 9, 2023	By:	/s/ Andrew Obenshain
Andrew Obenshain President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: May 9, 2023	By:	/s/ Christopher Krawtschuk
Christopher Krawtschuk Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)