Form 10-Q
period 2023-06-30
bluebird bio, Inc.
filed 2023-08-08
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 4, 2023, there were 106,952,739 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

•Among other potential adverse events, insertional oncogenesis is a significant risk of gene therapies using viral vectors that can integrate into the genome. Any such adverse events may require us to halt or delay further clinical development of our product candidates or to suspend or cease commercialization following marketing approval, and the commercial potential of our products and product candidates may be materially and negatively impacted.

•We rely on complex, single-source supply chains for SKYSONA, ZYNTEGLO, and lovo-cel, respectively. The manufacture, testing and delivery of LVV and drug products present significant challenges for us, and we may not be able to produce our vector and drug products at the quality, quantities, or timing needed to support our clinical programs and commercialization.

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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
bluebird bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of June 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$172,872	$113,006
Marketable securities	72,431	67,321
Prepaid expenses	13,597	8,374
Inventory	13,642	—
Receivables and other current assets	15,435	10,787
Total current assets	287,977	199,488
Marketable securities	—	1,414
Property, plant and equipment, net	10,227	9,362
Goodwill	5,646	5,646
Intangible Assets	5,490	4,868
Operating lease right-of-use assets	302,849	281,996
Restricted cash and other non-current assets	51,204	52,128
Total assets	$663,393	$554,902
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,894	$25,092
Accrued expenses and other current liabilities	56,531	51,985
Operating lease liability, current portion	67,591	51,160
Total current liabilities	135,016	128,237
Operating lease liability, net of current portion	239,266	230,230
Other non-current liabilities	92	92
Total liabilities	374,374	358,559
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 250,000 shares authorized; 106,454 and 82,923 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,065	830
Additional paid-in capital	4,328,489	4,186,086
Accumulated other comprehensive loss	(2,364)	(4,070)
Accumulated deficit	(4,038,171)	(3,986,503)
Total stockholders’ equity	289,019	196,343
Total liabilities and stockholders’ equity	$663,393	$554,902
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$6,837	$1,331	$9,133	$2,739
Other revenue	53	188	138	725
Total revenues	6,890	1,519	9,271	3,464
Cost of product revenue	9,564	1,745	12,940	10,055
Gross margin	(2,674)	(226)	(3,669)	(6,591)
Operating expenses:
Selling, general and administrative	40,349	36,694	77,703	72,800
Research and development	42,274	63,841	88,418	141,716
Restructuring expenses	—	6,639	—	6,639
Total operating expenses	82,623	107,174	166,121	221,155
Gain from sale of priority review voucher, net	—	—	92,930	—
Income (loss) from operations	(85,297)	(107,400)	(76,860)	(227,746)
Interest income, net	2,679	174	5,504	280
Other income (expense), net	9,630	7,088	19,608	5,176
Income (loss) before income taxes	(72,988)	(100,138)	(51,748)	(222,290)
Income tax (expense) benefit	80	—	80	—
Net income (loss)	$(72,908)	$(100,138)	$(51,668)	$(222,290)
Net income (loss) per share - basic	$(0.67)	$(1.36)	$(0.49)	$(3.02)
Net income (loss) per share - diluted	$(0.67)	$(1.36)	$(0.49)	$(3.02)
Weighted-average number of common shares used in computing net income (loss) per share - basic:	108,685	73,767	105,819	73,727
Weighted-average number of common shares used in computing net income (loss) per share - diluted:	108,685	73,767	105,819	73,727
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax benefit (expense) of $0.0 million for the three and six months ended June 30, 2023 and 2022	722	43	1,706	(1,505)
Total other comprehensive income (loss)	722	43	1,706	(1,505)
Comprehensive income (loss)	$(72,186)	$(100,095)	$(49,962)	$(223,795)
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2022	82,923	$830	$4,186,086	$(4,070)	$(3,986,503)	$196,343
Vesting of restricted stock units	382	3	(198)	—	—	(195)
Exercise of stock options	3	—	7	—	—	7
Purchase of common stock under employee stock purchase plan (ESPP)	62	1	226	—	—	227
Issuance of common stock	23,000	230	130,061	—	—	130,291
Stock-based compensation	—	—	5,843	—	—	5,843
Other comprehensive income (loss)	—	—	—	984	—	984
Net income (loss)	—	—	—	—	21,240	21,240
Balances at March 31, 2023	106,370	$1,064	$4,322,025	$(3,086)	$(3,965,263)	$354,740
Vesting of restricted stock units	65	$1	$(1)	$—	$—	$—
Exercise of stock options	19	—	77	—	—	77
Stock-based compensation	—	—	6,388	—	—	6,388
Other comprehensive income (loss)	—	—	—	722	—	722
Net income (loss)	—	—	—	—	(72,908)	(72,908)
Balances at June 30, 2023	106,454	$1,065	$4,328,489	$(2,364)	$(4,038,171)	$289,019

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2021	71,115	$711	$4,096,402	$(2,911)	$(3,719,925)	$374,277
Vesting of restricted stock units	310	3	(3)	—	—	—
Exercise of stock options	1	—	1	—	—	1
Stock-based compensation	—	—	12,681	—	—	12,681
Issuance of unrestricted common stock awards to settle accrued employee compensation	12	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(1,548)	—	(1,548)
Net income (loss)	—	—	—	—	(122,152)	(122,152)
Balances at March 31, 2022	71,438	$714	$4,109,081	$(4,459)	$(3,842,077)	$263,259
Vesting of restricted stock units	60	$1	$(1)	$—	$—	$—
Exercise of stock options	1	—	1	—	—	1
Issuance of common stock	2,052	20	8,023	—	—	8,043
Stock-based compensation	—	—	8,908	—	—	8,908
Other comprehensive income (loss)	—	—	—	43	—	43
Net income (loss)	—	—	—	—	(100,138)	(100,138)
Balances at June 30, 2022	73,551	$735	$4,126,012	$(4,416)	$(3,942,215)	$180,116
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(51,668)	$(222,290)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,052	2,358
Stock-based compensation expense	11,145	21,298
Gain from sale of priority review voucher	(92,930)	—
Loss (gain) on equity securities	—	3,135
Excess inventory reserve	3,939	7,519
Other non-cash items	343	661
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(9,082)	(9,629)
Inventory	(16,496)	—
Operating lease right-of-use assets	24,102	17,636
Accounts payable	(14,767)	(1,175)
Accrued expenses and other liabilities	3,625	(28,565)
Operating lease liabilities	(19,488)	(10,602)
Deferred revenue	(138)	—
Net cash used in operating activities	(159,363)	(219,654)
Cash flows from investing activities:
Purchase of property, plant and equipment	(937)	(6,836)
Purchases of marketable securities	(34,418)	—
Proceeds from maturities of marketable securities	26,521	108,225
Proceeds from sales of marketable securities	5,853	30,213
Purchase of intangible assets	(868)	—
Proceeds from sale of priority review voucher	92,930	—
Net cash provided by investing activities	89,081	131,602
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP contributions	85	—
Proceeds from vesting of restricted stock	(196)	—
Proceeds from the secondary public offering, net of issuance costs	130,122	8,043
Net cash provided by financing activities	130,011	8,043
(Decrease) increase in cash, cash equivalents and restricted cash	59,729	(80,009)
Cash, cash equivalents and restricted cash at beginning of period	158,445	206,693
Cash, cash equivalents and restricted cash at end of period	$218,174	$126,684
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$172,872	$81,499
Restricted cash included in receivables and other current assets	1,364	1,635
Restricted cash included in restricted cash and other non-current assets	43,938	43,550
Total cash, cash equivalents and restricted cash	$218,174	$126,684
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,290	$842
Right-of-use assets obtained in exchange for operating lease liabilities	44,968	218,836
Reduction of right of use asset and associated lease liability due to lease reassessment	(14)	—
Cash paid during the period for income taxes	7	—
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

On August 17, 2022, ZYNTEGLO (betibeglogene autotemcel, also known as beti-cel), was approved by the FDA for the treatment of adult and pediatric patients with ß-thalassemia who require regular red blood cell transfusions. On September 16, 2022, the FDA granted Accelerated Approval of SKYSONA (elivaldogene autotemcel, also known as eli-cel), to slow the progression of neurologic dysfunction in boys 4-17 years of age with early active cerebral adrenoleukodystrophy (“CALD”). On June 21, 2023, the Company announced that the FDA had accepted for priority review the Company's biologics licensing application (“BLA”) for its third gene therapy candidate – lovotibeglogene autotemcel – also known as lovo-cel – which was submitted for the treatment of patients 12 and older with sickle cell disease (“SCD”) with a history of vaso-occlusive-events. The FDA set a Prescription Drug User Fee Act (PDUFA) goal date for lovo-cel of December 20, 2023 and if approved, the Company anticipates commercial launch in early 2024.
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

In August 2022 and September 2022 the Company received the two PRVs under a U.S. Food and Drug Administration program intended to encourage the development of treatments for rare pediatric diseases. In the first quarter of 2023, the Company sold its second PRV for aggregate net proceeds of $92.9 million.
In the first quarter of 2023, the Company sold 23.0 million shares of common stock (inclusive of shares sold pursuant to an option to the underwriters in connection with the offering) through an underwritten public offering at a price of $6.00 per share for aggregate net proceeds of $130.5 million.
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
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. As of June 30, 2023, the Company had an accumulated deficit of $4.04 billion. During the six months ended June 30, 2023, the Company had a net loss of $51.7 million and used $159.4 million of cash in operations. As of June 30, 2023, the Company had cash, cash equivalents and marketable securities of $245.3 million.

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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP as included in the ASC and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2023 and 2022.
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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K.
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
In 2022, the Company received approval of ZYNTEGLO and SKYSONA from the FDA. The amount of revenue recognized by the Company is equal to the amount of consideration that is expected to be received from the sale of product to its customers. The Company has Specialty Distributors ("SD") and Specialty Pharmacies ("SP") that deliver product to the Qualified Treatment Centers ("QTC"). Revenue is only recognized when the performance obligation is satisfied. The Company recognizes revenue upon infusion to the patient. To determine whether a significant reversal will occur in future periods, the Company assesses both the likelihood and magnitude of any such potential reversal of revenue.

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
3. Marketable securities
The following table summarizes the marketable securities held at June 30, 2023 and December 31, 2022 (in thousands):

Description	Amortized cost / Cost	Unrealized gains	Unrealized losses	Fair value
June 30, 2023
U.S. government agency securities and treasuries	$72,250	$3	$(319)	$71,934
Corporate bonds	500	—	(3)	497
Total	$72,750	$3	$(322)	$72,431
December 31, 2022
U.S. government agency securities and treasuries	$67,970	$—	$(1,733)	$66,237
Corporate bonds	2,524	—	(26)	2,498
Total	$70,494	$—	$(1,759)	$68,735
No available-for-sale debt securities held as of June 30, 2023 or December 31, 2022 had remaining maturities greater than one year.
4. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2023
Assets:
Cash and cash equivalents	$172,872	$172,872	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	71,934	—	71,934	—
Corporate bonds	497	—	497	—
Total	$245,303	$172,872	$72,431	$—
December 31, 2022
Assets:
Cash and cash equivalents	$113,006	$113,006	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	66,237	—	66,237	—
Corporate bonds	2,498	—	2,498	—
Total	$181,741	$113,006	$68,735	$—

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of June 30, 2023 and December 31, 2022, cash and cash equivalents comprise funds in cash and money market accounts held at multiple banking and asset management institutions.

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
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At June 30, 2023 and December 31, 2022, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities. There were $0.1 million and no realized losses recognized on the sale or maturity of available-for-sale debt securities during the three and six months ended June 30, 2023 and 2022, respectively.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.5 million and $0.1 million as of June 30, 2023 and December 31, 2022, respectively. No accrued interest receivable was written off during the three and six months ended June 30, 2023 or 2022.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at June 30, 2023 and December 31, 2022 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2023
U.S. government agency securities and treasuries	$9,875	$(9)	$37,186	$(310)	$47,061	$(319)
Corporate bonds	—	—	497	(3)	497	(3)
Total	$9,875	$(9)	$37,683	$(313)	$47,558	$(322)
December 31, 2022
U.S. government agency securities and treasuries	$—	$—	$66,237	$(1,733)	$66,237	$(1,733)
Corporate bonds	—	—	2,498	(26)	2,498	(26)
Total	$—	$—	$68,735	$(1,759)	$68,735	$(1,759)
The Company determined that there was no material change in the credit risk of the above investments during the six months ended June 30, 2023. As such, an allowance for credit losses was not recognized.

5. Inventory
Inventory, net, consists of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Raw materials	$—	$—
Work in progress	13,000	—
Finished goods	642	—
Inventory	$13,642	$—
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
As of December 31, 2022, the Company did not have any manufactured inventory that was in progress or had received final quality acceptance after the FDA approval of ZYNTEGLO or SKYSONA. Prior to FDA approval, the existing inventory was expensed to research and development expense.
6. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Laboratory equipment	$17,064	$25,092
Computer equipment and software	1,810	1,854
Office equipment	4,524	4,348
Construction-in-progress	2,905	—
Total property, plant and equipment	26,303	31,294
Less accumulated depreciation and amortization	(16,076)	(21,932)
Property, plant and equipment, net	$10,227	$9,362
7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30, 2023	As of December 31, 2022
Accrued manufacturing costs	$8,882	$7,199
Accrued goods and services	9,883	8,134
Accrued clinical and contract research organization costs	13,360	12,368
Accrued employee compensation	16,775	20,095
Accrued professional fees	1,781	1,939
Deferred revenue, current portion	1,364	1,502
Other	4,486	748
Total accrued expenses and other current liabilities	$56,531	$51,985

8. Leases
The Company leases certain office and laboratory space, primarily located in Somerville, Massachusetts. Additionally, the Company has embedded leases through its agreements with contract manufacturing organizations in both the United States and internationally. Except as described below, there have been no material changes in lease obligations from those disclosed in Note 8 to the consolidated financial statements included in the Company's 2022 Annual Report on Form 10-K.

Embedded operating leases
In December 2022, the Company entered into an agreement reserving manufacturing capacity with a contract manufacturing organization. The Company concluded that this agreement contains an embedded operating lease as the Company is using the entire capacity of a manufacturing suite at the facility. Under the terms of the agreement, the Company will be required to pay suite fees of $13.5 million in 2023 and $18.0 million per year in 2024 and 2025, in addition to the cost of any services provided. The term of the agreement is three years. The Company recorded a right-of-use asset and lease liability for this operating lease upon lease commencement in April 2023 and is recognizing rent expense of a straight-line basis throughout the remaining term of the embedded lease.
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
Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. As compared to the contractual obligations and commitments as disclosed in the Company's 2022 Annual Report on Form 10-K, the Company's future minimum purchase commitments as of the six months ended June 30, 2023 decreased by $8.5 million.
The Company is, and may become, party to various claims and complaints arising in the ordinary course of business, including securities class action and intellectual property litigation. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited. Management does not believe that any ultimate liability resulting from any of these claims will have a material adverse effect on its results of operations, financial position, or liquidity. However, management cannot give any assurance regarding the ultimate outcome of any claims, and their resolution could be material to operating results for any particular period.
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
For the six months ended June 30, 2023, the Company sold 23.0 million shares of common stock for gross proceeds of $138.0 million ($130.5 million net of offering costs), pursuant to the Underwriting Agreement.

11. Stock-based compensation
In January 2023 and 2022, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 3.3 million and 2.8 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. On June 16, 2023, the Company’s stockholders approved the 2023 Incentive Award Plan (the “2023 Plan”), which replaced the 2013 Plan. Following approval of the 2023 Plan, no further awards will be granted under the 2013 Plan. As of June 30, 2023, the total number of shares of common stock available for issuance under the 2023 Plan was approximately 5.0 million.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $5.8 million and $8.9 million during the three months ended June 30, 2023 and 2022, respectively. The Company recognized stock-based compensation expense totaling $11.1 million and $21.3 million for the six months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense recognized by award type is included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Stock options	$1,710	$3,685	$3,433	$8,945
Restricted stock units	3,969	4,850	7,637	11,884
Employee stock purchase plan and other	75	372	75	469
	$5,754	$8,907	$11,145	$21,298
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Cost of product revenue	(10)	—	93	—
Selling, general and administrative	2,681	3,652	5,042	9,488
Research and development	3,083	5,255	6,010	11,810
	$5,754	$8,907	$11,145	$21,298
During the six months ended June 30, 2023, the Company had $1.1 million of stock compensation expense that was capitalized into inventory.
Stock options
The following table summarizes the stock option activity under the Company’s equity award plans and have been adjusted to reflect the effects of the November 2021 separation of our severe genetic disease and oncology programs into two separate, publicly traded companies:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2022	2,668	$24.38
Granted	1,974	$5.04
Exercised	(3)	$2.74
Canceled or forfeited	(210)	$22.51
Outstanding at June 30, 2023	4,429	$15.91
Exercisable at June 30, 2023	1,425	$34.27
Vested and expected to vest at June 30, 2023	4,429	$15.91

During the six months ended June 30, 2023, less than 0.1 million stock options were exercised, resulting in total proceeds to the Company of less than $0.1 million.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested at December 31, 2022	2,415	$11.44
Granted	2,943	$4.97
Vested	(420)	$17.11
Forfeited	(301)	$9.10
Unvested at June 30, 2023	4,637	$7.25
Employee stock purchase plan
In June 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. In June 2021, the Company amended the 2013 ESPP to authorize an additional 1.4 million shares of the Company’s common stock available to participating employees. During each of the six months ended June 30, 2023 and 2022, less than 0.1 million shares and no shares, respectively, of common stock were issued under the 2013 ESPP.
12. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax benefit recognized during the three and six months ended June 30, 2023 is $0.1 million due to the wind down of our operations in Europe and the full valuation allowance.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted and introduced a 15% corporate alternative minimum tax ("CAMT") for corporations with average annual adjusted financial statement income for any three-year tax period ending after December 31, 2022 and preceding tax year exceeding $1 billion, effective for tax years beginning after December 31, 2021, as well as a 1% excise tax on stock repurchases made by public companies. The Company has concluded that the provisions in the IRA have an immaterial impact on the Company’s income tax expense due to its cumulative losses and full valuation allowance position.
13. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three months ended June 30,
	2023	2022
Outstanding stock options	6,109	4,958
Restricted stock units	4,682	3,408
ESPP shares and other	—	264
	10,791	8,630
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
On August 17, 2022, ZYNTEGLO (betibeglogene autotemcel, also known as beti-cel), was approved by the FDA for the treatment of adult and pediatric patients with ß-thalassemia who require regular red blood cell transfusions. On September 16, 2022, the FDA granted Accelerated Approval of SKYSONA (elivaldogene autotemcel, also known as eli-cel), to slow the progression of neurologic dysfunction in boys 4-17 years of age with early active cerebral adrenoleukodystrophy (“CALD”). On June 21, 2023, we announced that the FDA had accepted for priority review our biologics licensing application (“BLA”) for our third gene therapy candidate – lovotibeglogene autotemcel – also known as lovo-cel – which was submitted for the treatment of patients 12 and older with sickle cell disease (“SCD”) with a history of vaso-occlusive-events. The FDA set a Prescription Drug User Fee Act (PDUFA) goal date for lovo-cel of December 20, 2023 and if approved, we anticipate commercial launch in early 2024.
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
In August 2022 and September 2022 we received the two PRVs under an FDA program intended to encourage the development of treatments for rare pediatric diseases. In the first quarter of 2023, we sold our second PRV for aggregate net proceeds of $92.9 million, inclusive of additional legal costs incurred.

In the first quarter of 2023, we sold 23.0 million shares of common stock (inclusive of shares sold pursuant to an option to the underwriters in connection with the offering) through an underwritten public offering at a price of $6.00 per share for aggregate net proceeds of $130.5 million, inclusive of additional offering costs incurred.
In April 2022, we initiated a comprehensive restructuring plan intended to reduce operating expenses. As part of the restructuring, we reduced our workforce by approximately 30% in the second and third quarters of 2022. See Note 14, Restructuring, to our consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information on this restructuring plan.
As of June 30, 2023, we had cash, cash equivalents and marketable securities of approximately $245.3 million. Absent the sale of our PRVs, we have never been profitable and have incurred net losses in each year since inception. Our net loss was $72.9 million and $51.7 million for the three and six months ended June 30, 2023, respectively, and our accumulated deficit was $4.04 billion as of June 30, 2023. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years, as we:

•fund activities related to the commercial launches of ZYNTEGLO and SKYSONA in the United States;

•seek regulatory approval for lovo-cel and any other product candidates;

•scale our manufacturing capabilities in support of commercialization of ZYNTEGLO and SKYSONA and lovo-cel, if approved;

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
Business update
We had cash, cash equivalents and marketable securities of approximately $245.3 million as of June 30, 2023. Our expectation is that we will continue to generate operating losses and negative operating cash flows in the foreseeable future as we commercialize ZYNTEGLO and SKYSONA and lovo-cel, if approved, and seek regulatory approval of lovo-cel for SCD and will require the need for additional funding to support our planned operations before becoming profitable.
Although management has concluded that there is substantial doubt regarding our ability to continue as a going concern, this conclusion is based on our analysis under applicable accounting principles. Based on our current business plan, we anticipate our cash, cash equivalents, and marketable securities as of June 30, 2023, together with $45.3 million of restricted cash, will be sufficient to fund our operations into the fourth quarter of 2024. Without the release of our restricted cash, however, we estimate our cash, cash equivalents and marketable securities as of June 30, 2023 will be sufficient to fund our operations into the second quarter of 2024. We have based these estimates on assumptions of revenues and operating costs that may prove to be wrong. Our restricted cash is currently unavailable for use, and there is no assurance as to when or if our restricted cash will become available for use. Furthermore, pursuant to the terms of certain agreements we have in place, we could be required to further increase our restricted cash due, in part, to recent concerns related to the stability of the banking sector, which would consequently reduce the amount of cash available to fund our operations. In addition, our future net product revenues will depend upon the size of the markets, our ability to obtain regulatory approval of lovo-cel for SCD, our ability to achieve sufficient market acceptance, reimbursement from third-party payers, adequate market share in those markets and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis or access our restricted cash, we may be required to revise our business plan and strategy, which may result in bluebird significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any products or may result in bluebird being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially affected.
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
Financial operations overview
Product revenue, net
Our revenues have primarily been derived from product revenues associated with the sale of SKYSONA and ZYNTEGLO in the United States.
Other revenue
We have recognized an immaterial amount of revenue associated with grants.
Cost of product revenue
Cost of product revenue includes costs associated with the sale of SKYSONA and ZYNTEGLO in the United States.
Selling, general and administrative expenses
Selling, general and administrative expenses consist primarily of salaries and related costs for personnel, including stock-based compensation and travel expenses for our employees in executive, operational, finance, legal, business development, commercial, information technology, and human resource functions. Other selling, general and administrative expenses include facility-related costs, professional fees for accounting, tax, legal and consulting services, directors’ fees and expenses associated with obtaining and maintaining patents. These expenses include lease expense related to 50 Binney Street; however, sublease income is presented in other income (expense), net.
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
We plan to continue to incur research and development expenses for the foreseeable future as we continue to advance the development of lovo-cel, and conduct research activities for our platform technology. Absent new initiatives, we expect our research and development expenses to decrease in conjunction with an increase in commercial activities and selling, general and administrative expense due to the approvals of ZYNTEGLO and SKYSONA and the performance of commercial readiness activities for lovo-cel in anticipation of potential approval. Our research and development expenses include expenses associated with the following activities:
•the long-term follow-up protocol associated with the clinical studies of ZYNTEGLO, and a postmarketing study for the same;
•the long-term follow-up protocol associated with the clinical studies of SKYSONA, and a postmarketing study for the same;
•the clinical studies of lovo-cel, consisting of HGB-206, HGB-210 study, and the associated long-term follow-up protocol;
•research and development activities for our platform technology; and
•the manufacture of clinical study materials in support of our clinical studies.
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

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
ZYNTEGLO (beti-cel)	$2,744	$15,588	$6,051	$27,058
lovo-cel (formerly LentiGlobin for SCD)	17,706	16,878	38,907	42,554
SKYSONA (eli-cel)	4,084	9,046	7,740	19,963
Preclinical programs	185	1,054	516	5,956
Total direct research and development expense	24,719	42,566	53,214	95,531
Employee-and contractor-related expenses	6,902	7,179	14,198	17,108
Stock-based compensation expense	3,083	5,255	6,010	11,810
License and other related expenses	24	—	111	—
Laboratory and other expenses	902	107	1,634	1,048
Facility expenses	6,644	8,734	13,251	16,219
Total other research and development expenses	17,555	21,275	35,204	46,185
Total research and development expense	$42,274	$63,841	$88,418	$141,716

Restructuring expenses
Restructuring expenses consist of costs associated with postemployment nonretirement benefits in accordance with ASC 712, Postemployment Nonretirement Benefits. Such costs are based on the estimate of fair value in the period the expenses were incurred.
Gain from sale of priority review voucher, net.
Gain from sale of priority review voucher, net consists of gain from sale of priority review voucher. In the first quarter of 2023, we sold our second PRV for aggregate net proceeds of $92.9 million. We received the PRV in August 2022 under an FDA program intended to encourage the development of treatments for rare pediatric diseases.
Interest income, net
Interest income, net consists primarily of interest income earned on investments.
Other income (expense), net
Other income (expense), net consists primarily of rental income on sublease, gains and losses on investments, gains and losses on disposal of fixed assets, and gains and losses on foreign currency transactions.
Critical accounting policies and estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies as reported in our 2022 Annual Report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations
Comparison of the three months ended June 30, 2023 and 2022:

	For the three months ended June 30,
	2023	2022	Change
	(in thousands)
Revenue:
Product revenue, net	$6,837	$1,331	$5,506
Other revenue	53	188	(135)
Total revenues	6,890	1,519	5,371
Cost of product revenue	9,564	1,745	7,819
Gross margin	(2,674)	(226)	(2,448)
Operating expenses:
Selling, general and administrative	40,349	36,694	3,655
Research and development	42,274	63,841	(21,567)
Restructuring expenses	—	6,639	(6,639)
Total operating expenses	82,623	107,174	(24,551)
Income (loss) from operations	(85,297)	(107,400)	22,103
Interest income, net	2,679	174	2,505
Other income (expense), net	9,630	7,088	2,542
Income (loss) before income taxes	(72,988)	(100,138)	27,150
Income tax (expense) benefit	80	—	80
Net income (loss)	$(72,908)	$(100,138)	$27,230

Revenues. Total revenue was $6.9 million for the three months ended June 30, 2023, compared to $1.5 million for the three months ended June 30, 2022. The increase of $5.4 million was primarily attributable to revenue recognized for the sales of SKYSONA and ZYNTEGLO in the United States in 2023, after receiving FDA approval in September and August 2022, respectively.
Cost of product revenue. Cost of product revenue was $9.6 million for the three months ended June 30, 2023, compared to $1.7 million for the three months ended June 30, 2022. The increase is primarily attributable to costs recognized for the sales of SKYSONA and ZYNTEGLO in 2023.
Selling, general and administrative expenses. Selling, general and administrative expenses were $40.3 million for the three months ended June 30, 2023, compared to $36.7 million for the three months ended June 30, 2022. The net increase of $3.6 million was primarily attributable to the following:
•$2.0 million of increased commercial costs driven by marketing activities for ZYNTEGLO and SKYSONA in the United States and the performance of commercial readiness activities in the United States for lovo-cel, in anticipation of potential FDA approval;
•$1.7 million of increased information technology and facility-related costs driven by the 50 Binney sublease; and
•$1.4 million of increased net employee compensation, benefit, and other headcount-related expenses, driven by increased headcount in selling, general and administrative costs in 2023 offset by a decrease in stock-based compensation expense due to an overall decrease in the value of awards.
These increased costs were partially offset by $1.9 million of decreased costs related to consultants.
Research and development expenses. Research and development expenses were $42.3 million for the three months ended June 30, 2023, compared to $63.8 million for the three months ended June 30, 2022. The net decrease of $21.5 million was primarily attributable to the following:
•$13.0 million decreased manufacturing costs primarily driven by material production now being included in inventory and cost of product revenue;

•$6.7 million of decreased net employee compensation, benefit, and other headcount-related expenses, including a decrease of $2.2 million in stock-based compensation expense, driven by related expenses now being included in inventory and cost of product revenue; and
•$2.9 million of decreased information technology and facility related costs driven by decreased information technology spending, related expenses now being included in inventory and cost of product revenue and the impact of lease changes.
These decreased costs were partially offset by $0.8 million of increased costs related to consultants.
Restructuring expenses. The decrease in restructuring expenses is primarily related to the costs associated with our decision to reduce our workforce by 30% during the second and third quarters of 2022.
Interest income, net. The increase in interest income, net was primarily related to higher interest income earned on investments and dividends related to our operating account.
Other income (expense), net. The increase in other income (expense), net was primarily related to the common area maintenance ("CAM") rental income on our sublease.
Comparison of the six months ended June 30, 2023 and 2022:

	For the six months ended June 30,
	2023	2022	Change
	(in thousands)
Revenue:
Product revenue, net	$9,133	$2,739	$6,394
Other revenue	138	725	(587)
Total revenues	9,271	3,464	5,807
Cost of product revenue	12,940	10,055	2,885
Gross margin	(3,669)	(6,591)	2,922
Operating expenses:
Selling, general and administrative	77,703	72,800	4,903
Research and development	88,418	141,716	(53,298)
Restructuring expenses	—	6,639	(6,639)
Total operating expenses	166,121	221,155	(55,034)
Gain from sale of priority review voucher, net	92,930	—	92,930
Income (loss) from operations	(76,860)	(227,746)	150,886
Interest income, net	5,504	280	5,224
Other income (expense), net	19,608	5,176	14,432
Income (loss) before income taxes	(51,748)	(222,290)	170,542
Income tax (expense) benefit	80	—	80
Net income (loss)	$(51,668)	$(222,290)	$170,622
Revenues. Total revenue was $9.3 million for the six months ended June 30, 2023, compared to $3.5 million for the six months ended June 30, 2022. The increase of $5.8 million was primarily attributable to revenue recognized for the sales of SKYSONA and ZYNTEGLO in the United States in 2023, after receiving FDA approval in September and August 2022, respectively.
Cost of product revenue. Cost of product revenue was $12.9 million for the six months ended June 30, 2023, compared to $10.1 million for the six months ended June 30, 2022. The increase is primarily attributable to costs recognized for the sales of SKYSONA and ZYNTEGLO in 2023, partially offset by inventory reserved during the first quarter of 2022 upon the Company's exit from Europe.
Selling, general and administrative expenses. Selling, general and administrative expenses were $77.7 million for the six months ended June 30, 2023, compared to $72.8 million for the six months ended June 30, 2022. The net increase of $4.9 million was primarily attributable to the following:

•$12.2 million of increased information technology and facility-related costs driven by the commencements of the 50 Binney sublease in April 2022, and the Assembly Row Lease in March 2022; and
•$2.6 million of increased commercial readiness related costs.
These increased costs were partially offset by the following:
•$6.1 million of decreased costs related to consultants; and
•$4.8 million of decreased employee compensation, benefit, and other headcount-related expenses, which is primarily driven by a decrease of $4.4 million in stock-based compensation expense due to an overall decrease in the value of awards.
Research and development expenses. Research and development expenses were $88.4 million for the six months ended June 30, 2023, compared to $141.7 million for the six months ended June 30, 2022. The net decrease of $53.3 million was primarily attributable to the following:
•$31.1 million of decreased manufacturing costs primarily driven by 2022 manufacturing commitments; a decrease in research and development production costs in 2023 as well as material production now being included in inventory and cost of product revenue;
•$20.3 million of decreased net employee compensation, benefit, and other headcount-related expenses, including a decrease of $5.8 million in stock-based compensation expense, driven by related expenses now being included in inventory and cost of product revenue; and
•$4.5 million of decreased information technology and facility related costs driven by decreased information technology spending, related expenses now being included in inventory and cost of product revenue as well as the impact of lease changes.
These decreased costs were partially offset by $2.2 million of increased clinical costs.
Restructuring expenses. The decrease in restructuring expenses is primarily related to the costs associated with our decision to reduce our workforce by 30% during the second and third quarters of 2022.
Gain from sale of priority review voucher, net. The increase in gain from sale of priority review voucher, net was related to the sale of a priority review voucher in the first quarter of 2023.
Interest income, net. The increase in interest income, net was primarily related to higher interest income earned on investments and dividends related to our operating account.
Other income (expense), net. The increase in other income (expense), net was primarily related to the rental income from the 50 Binney sublease starting in April 2022 and CAM rental income from the sublease in 2023.
Liquidity and Capital Resources
As of June 30, 2023, we had cash, cash equivalents and marketable securities of approximately $245.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2023, our funds are primarily held in U.S. government agency securities and treasuries, corporate bonds, and money market accounts.
We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of June 30, 2023, we had an accumulated deficit of $4.04 billion. We expect our research and development expenses to decrease in conjunction with an increase in commercial activities and selling, general and administrative expense due to the approvals of ZYNTEGLO and SKYSONA and the performance of commercial readiness activities for lovo-cel in anticipation of potential approval.
Although management has concluded that there is substantial doubt regarding our ability to continue as a going concern, this conclusion is based on our analysis under applicable accounting principles. Based on our current business plan, we anticipate our cash, cash equivalents, and marketable securities as of June 30, 2023, together with $45.3 million of restricted cash, will be sufficient to fund our operations into the fourth quarter of 2024. Without the release of our restricted cash, however, we estimate our cash, cash equivalents and marketable securities as of June 30, 2023 will be sufficient to fund our operations into second quarter of 2024. We have based these estimates on assumptions of revenues and operating costs that may prove to be wrong. Our restricted cash is currently unavailable for use, and there is no assurance as to when or if our restricted cash will become available for use. Furthermore, pursuant to the terms of certain agreements we have in place, we could be required to further increase our restricted cash due, in part, to recent concerns related to the stability of the banking sector, which would consequently reduce the amount of cash available to fund our operations. However, we have based this estimate on assumptions of revenues and operating costs that may prove to be wrong. Our future net product revenues will depend upon the size of the markets, our ability to obtain regulatory approval of lovo-cel for SCD, our ability to achieve sufficient market acceptance, reimbursement from third-party payers, adequate market share in those markets and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis we may be required to revise our business plan and strategy, which may result in bluebird significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any products or may result in bluebird being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially affected.
We have funded our operations principally from the sale of common stock in public offerings and the sale of the two PRVs. The following is a summary of recent financing transactions:
•In the first quarter of 2023, we sold our second PRV for aggregate net proceeds of $92.9 million.
•In the first quarter of 2023, we sold 23.0 million shares of common stock (inclusive of shares sold pursuant to an option to the underwriters in connection with the offering) in an underwritten public offering at a price of $6.00 per share for aggregate net proceeds of $130.5 million.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	For the six months ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(159,363)	$(219,654)
Net cash provided by investing activities	89,081	131,602
Net cash provided by financing activities	130,011	8,043
Net (decrease) increase in cash, cash equivalents and restricted cash	$59,729	$(80,009)

Operating Activities. The $60.3 million decrease in cash used in operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the decrease in net loss during this period of $170.6 million, offset by adjustments for non-cash items, including a gain from the sale of priority review voucher of $92.9 million.
Investing Activities. The $42.5 million decrease in cash provided by investing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to a decrease in proceeds from sales of marketable securities of $24.4 million, a decrease in proceeds from maturities of marketable securities of $81.7 million and an increase in cash used to purchase marketable securities of $34.4 million, partially offset by an increase in proceeds from sale of priority review voucher of $92.9 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Financing Activities. The $122.0 million increase in cash provided by financing activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the increase in proceeds from the secondary public offering, net of paid offering costs of $122.1 million during the six months ended June 30, 2023.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of June 30, 2023 and December 31, 2022, we had cash, cash equivalents and marketable securities of $245.3 million and $181.7 million, respectively, primarily invested in U.S. government agency securities and treasuries, corporate bonds, commercial paper, equity securities, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at June 30, 2023, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $0.1 million.
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
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements, employment and other matters. The outcome of these proceedings and claims cannot be predicted with certainty. We believe no governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.
On October 21, 2021, San Rocco Therapeutics, LLC, formerly known as Errant Gene Therapeutics, LLC, filed a complaint against us in the United States District Court for the District of Delaware for alleged infringement of U.S. Patent Nos. 7,541,179 and 8,058,061. The term of U.S. Patent No. 8,058,061 already expired on November 25, 2022, and U.S. Patent No. 7,541,179 will expire on May 13, 2024. The allegations relate to our use of the BB305 lentiviral vector, including in connection with the beti-cel program and seeks injunctive relief and money damages. On February 21, 2022, the parties stipulated to amend the case caption, in light of the plaintiff’s name change, from Errant Gene Therapeutics, LLC to San Rocco Therapeutics, LLC ("SRT"). The Court granted this stipulation and, accordingly, the case is now captioned, San Rocco Therapeutics, LLC v. bluebird bio, Inc. and Third Rock Ventures, LLC, C.A. No. 21-1478-RGA. On April 6, 2022, we—along with Third Rock Ventures, LLC—filed a motion seeking various relief including to stay the proceedings and compel arbitration on two threshold issues, which we argued warranted complete dismissal of the action as a matter of law, regardless of the merits of SRT’s underlying infringement claims. On July 26, 2022, the Court granted our request to stay the proceedings and issued an Order compelling the parties to arbitrate the threshold issues we raised. On February 7, 2023, the Arbitrator issued a final award finding in favor of SRT on both threshold issues, thereby enabling SRT to pursue its claims for alleged infringement. On March 1, 2023, the parties jointly stipulated, subject to the approval of the United States District Court for the District of Delaware, to lift the stay.  The Court lifted the stay on March 2, 2023, and on March 31, 2023 we filed our answer to SRT's complaint with counterclaims asserting that we do not infringe the patents-in-suit and that the patents-in-suit are invalid. Also, on April 24, 2023, the Patent Trial & Appeal Board of the U.S. PTO granted institution of our two petitions for inter partes review, which are seeking to invalidate various claims of the patents-in-suit. On May 25, 2023, the Court entered a scheduling order that the parties agreed on, which scheduled a five-day jury trial to begin on April 21, 2025. We moved the Court to stay the case pending the inter partes review proceedings on May 24, 2023, which was fully briefed on June 14, 2023. We plan to vigorously defend against SRT's claims including by seeking a declaration from the Court that SRT's action is an exceptional case within the meaning of 35 U.S.C. § 285, and by seeking costs, attorney fees, and other relief to which we may be justly entitled.
On April 27, 2023, SRT filed another complaint against us (as well as against Mr. Nick Leschly, Mr. Mitchell Finer, Mr. Philip Reilly, Third Rock Ventures LLC, and 2Seventy Bio, Inc.) in the United States District Court for the District of Massachusetts. This complaint alleges civil violations of the Federal Racketeer Influenced and Corrupt Organizations Act, violations of Mass. Gen. Laws ch. 93A, § 11, and fraudulent inducement of SRT into a release provision in a November 2020 confidential settlement agreement we executed with, inter alia, SRT. The allegations relate to our use of the BB305 lentiviral vector, including in connection with the beti-cel program, and SRT seeks declaratory relief and money damages. The case is captioned San Rocco Therapeutics, LLC v. Nick Leschly, Mitchell Finer, Philip Reilly, Third Rock Ventures LLC, bluebird bio, Inc. and 2Seventy Bio, Inc., C.A. No. 1:23-cv-10919-ADB. On July 3, 2023, we (in conjunction with the other defendants) moved to dismiss all claims with prejudice brought by SRT in its Complaint for failure to state a claim upon which relief may be granted. We plan to vigorously defend against SRT’s claims in this action, which we believe have no merit whatsoever.
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
We have incurred significant losses since our inception in 1992. As of June 30, 2023, we had an accumulated deficit of $4.04 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which, absent new initiatives, we expect to directionally decrease as we focus on bringing our therapies to patients in the commercial setting. To date, we have financed our operations primarily through the sale of equity securities and priority review vouchers, and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We did not generate material revenues from the sale of ZYNTEGLO in the European Union and only recently launched ZYNTEGLO and SKYSONA in the US. Our future revenues will depend upon the size of any markets in which our products and product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our potential products in those markets.
We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
•continue to invest in lovo-cel as we prepare for the PDUFA date for our recently accepted BLA;
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
Developing and commercializing gene therapy products is expensive, and we do not expect to generate meaningful product revenues in the foreseeable future. Based on our current business plan as of the date hereof, there is substantial doubt regarding our ability to continue as a going concern. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Quarterly Report on Form 10-Q for a discussion of our expected cash runway both including our restricted cash of $45.3 million and excluding this restricted cash. Our restricted cash is currently unavailable for use, and there is no assurance as to when or if our restricted cash will become available for use. Furthermore, pursuant to the terms of certain agreements we have in place, we could be required to further increase our restricted cash due, in part, to recent concerns related to the stability of the banking sector, which would consequently reduce the amount of cash available to fund our operations. Accordingly, we will need to raise additional funding in order to execute on our current business plans and strategy, including prior to becoming profitable.
Our efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. In addition, we cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity, traditional debt or other debt-like arrangements, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.
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
* Among other potential adverse events, insertional oncogenesis is a significant risk of gene therapies using viral vectors that can integrate into the genome. Any such adverse events may require us to halt or delay further clinical development of our product candidates or to suspend or cease commercialization following marketing approval, and the commercial potential of our products and product candidates may be materially and negatively impacted.
Adverse events or other undesirable side effects caused by our product or product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or other comparable foreign regulatory authorities. A potentially significant risk in any gene therapy product using viral vectors that can integrate into the genome is that the vector will insert in or near cancer-causing genes, leading to the proliferation of certain cellular clones that could cause cancer in the patient, known as insertional oncogenesis. For instance, five patients with CALD treated with eli-cel (now SKYSONA) in our clinical studies have been diagnosed with myelodysplastic syndrome (“MDS”), likely mediated by Lenti-D LVV insertion. SKYSONA's label includes a boxed warning for the known potential risk of hematologic malignancy and, accordingly, we expect additional cases to arise over time. We continue to closely monitor potential cases of hematologic malignancy in patients treated with SKYSONA and we are communicating regularly with treating physicians and regulatory authorities. We cannot make assurances that additional patients treated with SKYSONA, ZYNTEGLO or lovo-cel in the clinical or commercial setting will not be diagnosed with MDS, leukemia or lymphoma.
Moreover, in December 2021, the FDA placed the lovo-cel clinical development program under a partial clinical hold for patients under the age of 18. The hold related to a case of persistent anemia in an adolescent patient with two α-globin gene deletions (−α3.7/−α3.7), also known as alpha-thalassemia trait, who was treated with lovo-cel. In December 2022, the FDA lifted its partial clinical hold for patients under the age of 18 in studies evaluating lovo-cel for SCD. Notwithstanding the lifting of this partial clinical hold, additional adverse events or new data or analyses regarding previously reported events may indicate significant safety issues, and the FDA could potentially impose or reimpose a clinical hold in the future on studies evaluating lovo-cel. Moreover, laboratory results following gene therapy can be difficult to interpret, resulting in different or changing diagnoses by treating physicians. For instance, on January 31, 2023, we received a physician diagnosis of MDS in a patient treated with lovo-cel, in response to lab results obtained through routine monitoring of the same adolescent patient with two α-globin gene deletions subject to the partial clinical hold noted above. Consistent with established safety protocols, the information was reviewed by an independent Data Monitoring Committee which concluded that available evidence did not support a diagnosis of MDS and additional data would be needed to confirm such diagnosis, and that lovo-cel clinical studies should continue. Test results received since the investigator's initial report (including integration site analysis) demonstrated no evidence of insertional oncogenesis and the patient continues to be clinically stable and is not undergoing treatment for an MDS diagnosis. Study investigators and the FDA have been informed and we will continue to monitor additional analyses as further test results are received. We maintain dialogue with the FDA and, from time to time, as required by regulations or requested by the FDA, update the FDA on additional adverse events or new data or analyses regarding previously reported events.

Furthermore, treatment with our products and product candidates involves chemotherapy or myeloablative treatments, which can cause side effects or adverse events that may impact the perception of the potential benefits of our products and product candidates. For instance, MDS leading to acute myeloid leukemia is a known risk of certain myeloablative regimens. Accordingly, it is possible that the events of MDS and acute myeloid leukemia previously reported in our HGB-206 clinical study were caused by underlying SCD, transplant procedure, and stress on the bone marrow following drug product infusion in connection with the lovo-cel treatment. Additionally, the procedures associated with the administration or collection of cells for ZYNTEGLO, SKYSONA, or lovo-cel, could potentially cause other adverse events that have not yet been predicted. The inclusion of patients with significant underlying medical problems in our clinical studies may result in deaths, or other adverse medical events, due to other therapies or medications that such patients may be using, or the progression of their disease.
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
Although ZYNTEGLO and SKYSONA have been approved by the FDA, serious safety events may result in an approved product being removed from the market or its market opportunity being significantly reduced. For instance, it is possible that as we commercialize our products or test our product candidates in larger, longer and more extensive clinical trials, or as use of these products and product candidates (if approved) becomes more widespread, illnesses, injuries, discomforts and other adverse events that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects (that may or may not be related to our products or product candidates) are only detectable after investigational products are tested in large-scale clinical trials or, in some cases, after they are made available to patients on a commercial scale following approval. Other patients receiving our products and product candidates may develop cancers, including leukemia, lymphoma, or MDS in the future, which may negatively impact the commercial prospects of our products and product candidates. We or others may later identify undesirable side effects or adverse events caused by such products, or side effects or adverse events could accumulate over time, and a number of potentially significant negative consequences could result, including but not limited to:
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

•patients and/or treating physicians could perceive the risk of undesirable side effects or adverse events caused by the product to exceed its potential benefit and choose not to use the product;
•we could choose to remove such product from the market;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
Any of these events could impair our ability to develop or commercialize our products and product candidates, and their commercial potential may be materially and negatively impacted.
We rely on complex, single-source supply chains for SKYSONA, ZYNTEGLO, and lovo-cel, respectively. The manufacture, testing and delivery of LVV and drug products present significant challenges for us, and we may not be able to produce our vector and drug products at the quality, quantities, or timing needed to support our clinical programs and commercialization.
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

Our ability to obtain approval of a BLA is ultimately an FDA review decision, which will be dependent upon the data and information submitted in the original BLA and during review, and the data submitted may not be sufficiently robust from a safety and/or efficacy perspective, or from a manufacturing, comparability and/or quality perspective, to support the approval of the BLA. The BLA submission for lovo-cel is based on clinical data from Group C of our ongoing HGB-206 clinical study, which is our registrational Phase 1/2 clinical trial of lovo-cel in three treatment cohorts, and supporting data from our ongoing HGB-210 clinical study, which is our Phase 3 clinical trial of lovo-cel in pediatric and adult participants, and has been accepted for filing by the FDA and granted priority review, with a PDUFA goal date of December 20, 2023. However, the FDA may determine that lovo-cel cannot be approved or it may require that we conduct additional follow-up or larger clinical trials before we can obtain approval of the BLA for lovo-cel for the treatment of patients with SCD, if ever.
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
Future expansion of commercial opportunity is dependent upon lifecycle management and access to complementary therapies. Our efforts to reduce cost of goods through efficiencies of scale or new technologies, such as improved mobilization, may not be successful and/or we may not have access to the complementary technologies we need to succeed, which could impact the level of future profitability. For instance, improvements in conditioning regimens (which could increase the patient population who has access to our products), may not be successfully developed and approved, and if they are, we may not have access to those improvements which, in most instances, are technology owned by third parties. Additionally, the future opportunity to market our therapies in geographies outside the US through partnership or our internal efforts may not materialize.
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
Our commercial strategy is to engage apheresis and transplant centers as qualified treatment centers for the collection of patient HSCs and infusion of the drug product once manufactured. To ensure that the qualified treatment centers are prepared to collect patient HSCs and to ship them to our transduction facilities in accordance with our specifications and regulatory requirements, we train and conduct quality assessments of each center as part of engagement. These qualified treatment centers are the first and last points on our complex supply chain to reach patients in the commercial setting. We may not be able to engage qualified treatment centers in all of the regions in our commercial launch strategy, or we may encounter other challenges or delays in engaging qualified treatment centers. For instance, we have currently signed agreements with fifteen such treatment centers and our corporate strategy is to contract with at least 40 such centers by the end of 2023; however, our ability to reach this goal depends on many factors beyond our control, including, for example, the availability of contracting staff at the centers, and as a result we may experience delays. Any delay or failure to meet these goals may limit patient access to our therapies and, accordingly, have a material adverse effect on our commercial forecasts and business.
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
The insurance coverage and reimbursement status of newly-approved products in the United States is uncertain. Due to the novel nature of our technology and the potential for our product to offer lifetime therapeutic benefit in a single administration, we face unique and additional challenges in obtaining adequate coverage and reimbursement for our products. Failure to obtain or maintain adequate coverage and reimbursement for any new or current product could limit our ability to market those products and decrease our ability to generate revenue.

The availability and extent of reimbursement by governmental and private payers is essential for most patients to be able to afford healthcare, and especially expensive medicines, such as gene therapy products. Sales of our products will depend substantially on the extent to which the price(s) set for our products will be covered by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other payers. There is no assurance that payers will be willing to reimburse providers at the company-established list price or that reimbursement levels that payers will be willing to pay will be acceptable to us. Moreover, given that our therapies are likely to be administered in the inpatient care setting, it will be important that our products are either reimbursed as a separate item from the underlying services incurred during the patient’s hospitalization or that, if reimbursement for our therapies is “bundled” with reimbursement for the hospital stay, the list price of our therapy is used in setting the bundled payment rate. Notably, neither “separate reimbursement” nor bundled payment that appropriately accounts for the invoice cost of the therapy is guaranteed by all payers. Accordingly, the estimation of potential revenues will be complex and it is difficult to predict what payers will decide with respect to reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products.

In the U.S., regional Medicare Administrative Contractors (“MACs”) are responsible for making a determination with regard to whether a new therapy meets the federal standard of “reasonable and necessary” such that it is covered and reimbursed by Medicare. For the Medicaid program, each State Medicaid Agency is responsible for establishing coverage criteria, billing policies, and reimbursement rates for FDA-approved drugs. Reimbursement methodologies in Medicare and Medicaid can vary based on the type of therapeutic agent and setting of care, and for Medicaid, the reimbursement methodologies also vary by state. There is uncertainty with this process both in terms of the timing of the decision making process and the coverage decision itself, and we anticipate significant exposure to the Medicaid program given the potential patient population for our products and product candidates. Our exposure to the Medicare program is much more limited given that only a small percentage of our patient population may be Medicare eligible (i.e., a small percentage of patients may be dually eligible for Medicare and Medicaid, in which case Medicare serves as the primary payer and Medicaid as the secondary payer for any service not otherwise covered by Medicare).

Moreover, increasing efforts by governmental and third-party payers to cap or reduce healthcare costs may cause such payers to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for ZYNTEGLO, SKYSONA, or for lovo-cel following marketing approval, if and when obtained. We expect to experience pricing pressures in connection with the sale of our products due to greater scrutiny on list prices and total prescription drug spending across all payer channels as well additional legislative changes at the state and federal level. Net prices for drugs may be reduced by mandatory discounts or rebates required by government or private payers. As a result, increasingly high barriers are being erected to the entry of new products often in the form of limiting the patient population for whom a new therapy is deemed “medically necessary.”  Even if coverage is provided, the amount payers are willing to reimburse may not be a sufficient return on our investment.

Furthermore, because a provider is responsible for costs associated not just with obtaining our medicines but also with the underlying hospital stay in which the administration of our therapies occur, the pricing and reimbursement dynamics that impact patient access are not entirely within our control as providers and payers negotiate separately for the cost of the associated items and services, decisions in which we cannot and do not play a role. These services include the collection of HSCs from the patient, followed by chemotherapy and myeloablative treatments, and inpatient hospital stay following drug product infusion. If our customers are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our products will be adversely affected.

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
Data from our clinical trials that we announce or publish from time to time may change as more patient data become available either through long-term patient follow-up and/or as such data is audited and verified, which could result in material changes to clinical and safety profiles for our products.
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
We are engaged in the development of gene therapies for severe genetic diseases, which is a competitive and rapidly-changing field. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, more experienced manufacturing capabilities, or more established commercial infrastructure. For instance, we are aware that Vertex Pharmaceuticals has submitted BLAs regarding beta thalassemia and sickle cell disease. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, or less costly than any products that we may develop, or achieve patent protection, marketing approval, product commercialization and market penetration earlier than us. Additionally, technologies developed by our competitors may render our products or product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.
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

The success of our business depends, in part, upon our ability to identify, develop and commercialize products based on our platform technologies. Our growth strategy also depends upon our ability to leverage advancements in complementary technologies such as in reduced toxicity conditioning or in stem cell mobilization. We may be unsuccessful in identifying potential product candidates through research or partnerships, or our potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval. Research programs to identify new product candidates and new technologies require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful. If any of these events occur, we may be forced to abandon any research, development or commercialization efforts for a program or programs, which would have a material adverse effect on our business and could potentially cause us to cease operations.
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

Our reliance on these third parties for manufacturing, testing, research and development activities reduces our control over these activities but will not relieve us of our responsibility to ensure compliance with all required regulations and study protocols. For example, for products that we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling studies and clinical studies are conducted in accordance with the study plan and protocols, and that our LVV and drug products are manufactured in accordance with GMP as applied in the relevant jurisdictions.
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
•the risk that these activities are not conducted in accordance with our study plans and protocols, including the potential for failed product batches that have resulted, and may in the future result, in delays in treatment of patients;
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
Our ability to generate revenues and achieve profitability depends on our ability, alone or with strategic collaboration partners, to successfully commercialize ZYNTEGLO and SKYSONA and complete the development of, and obtain the regulatory, pricing and reimbursement approvals necessary to commercialize lovo-cel and other potential future product candidates (if and when approved). Our ability to generate revenues from product sales depends heavily on our success in:
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
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure you, however, that our estimates, or the assumptions underlying them, will be correct. We may be incorrect in our assumptions regarding the applicability of drug pricing programs and rebates that may be applicable to our products and product candidates, which may result in our under- or over-estimating our anticipated product revenues especially as applicable laws and regulations governing pricing evolve over time. In addition, to the extent payment for our products and product candidates is subject to outcomes-based arrangements over time, as it is for ZYNTEGLO, the total payments received from product sales may vary, our cash collection of future payments and revenue assumptions from product sales will be at risk, and the timing of revenue recognition will not correspond to the timing of cash collection.
Further, from time to time we issue financial guidance relating to our expectations for our cash, cash equivalents, and marketable securities available for operations, which guidance is based on estimates and the judgment of management. For instance, a portion of our financial runway guidance includes $45.3 million of restricted cash which is currently unavailable for use and there is no assurance as to when or if our restricted cash will become available. Moreover, our future net product revenues will depend upon the size of the markets in which the products have received approval, the ability to manufacture and deliver drug product to patients, the ability of such products to achieve sufficient market acceptance, reimbursement from third-party payers, adequate market share in those markets and performance of the drug product subject to outcome-based programs. If, for any reason, our expenses differ materially from our guidance or we utilize our cash more quickly than anticipated, we may have to adjust our publicly announced financial guidance. If we fail to meet, or if we are required to change or update any element of, our publicly disclosed financial guidance or other expectations about our business, our stock price could decline.
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
The cumulative effects of these factors, further exacerbated by the impact of the ongoing volatility in macro-economic conditions, will likely result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

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
As a result of the COVID-19 pandemic, we have experienced and may in the future experience disruptions in our operations and business, and those of third parties upon whom we rely. For instance, we have experienced disruptions in the conduct of our clinical trials, manufacturing and commercialization efforts, and the treatment of patients in the commercial context. The COVID-19 pandemic has also disrupted the conduct of our ongoing clinical studies, with the result of slower patient enrollment and treatment as well as delays in post-treatment patient follow-up visits. These impacts have varied by clinical study, with the most significant impacts being on our ongoing HGB-210 study for lovo-cel. It is possible that these delays may impact the timing of our regulatory submissions. Furthermore, certain third parties in our supply chain have experienced operational disruptions, which have affected activities necessary for our research and development efforts, as well as our commercialization efforts in the United States. We cannot reasonably assess or predict at this time any continued negative impact that the COVID-19 pandemic and related effects may have on our business, financial condition, results of operations and cash flows.
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
For any regulatory approvals that we have or may receive, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products and/or product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and GCPs for any clinical trials that we may conduct. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. Even though we have obtained marketing approval in the U.S. for ZYNTEGLO and SKYSONA and may obtain regulatory approval in the U.S. for lovo-cel, any regulatory approvals we may receive will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidates, and such approvals may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA typically advises that patients treated with integrating gene therapy undergo follow-up observations for potential adverse events for a 15-year period. Furthermore, we have agreed to provide confirmatory long-term clinical data to the FDA as a condition of the SKYSONA accelerated approval, and continued approval for the approved indication will be contingent upon verification and description of clinical benefit in a confirmatory trial. If our confirmatory trials fail to adequately verify or describe the anticipated clinical benefit of SKYSONA, or if we fail to conduct such trials in a timely manner, the FDA could withdraw its approval for SKYSONA on an expedited basis.
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
In addition, this emphasis on environmental and social matters has resulted in the adoption of new laws and regulations, including new reporting requirements, and may result in the adoption of additional laws and regulations in the future. New reporting requirements may be particularly difficult or expensive to comply with and, if we fail to comply, we may be required to issue financial restatements, suffer harm to our reputation or otherwise have our business be adversely impacted. Such ESG matters may also impact our suppliers or patients, which may adversely impact our business, financial condition and results of operations.
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
Third parties have asserted and in the future may assert that we are employing their proprietary technology without authorization. For example, as discussed in Part II, Item 1, "Legal Proceedings", San Rocco Therapeutics, LLC, formerly known as Errant Gene Therapeutics, LLC has alleged that our use of the BB305 lentiviral vector, including in connection with the beti-cel program infringes U.S. Patent Nos. 7,541,179 and 8,058,061, and seeks equitable, injunctive and monetary relief, including royalties, treble damages, attorney fees and costs. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe.
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
•any adverse development or perceived adverse development with respect to the regulatory authority's review and acceptance of our BLA for lovo-cel;
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

Pursuant to our 2023 Incentive Award Plan (the "2023 Plan") we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The 2023 Plan authorizes the issuance of up to 5.2 million shares. We also make equity grants to certain new employees joining the Company pursuant to an inducement plan, and our compensation committee may elect to increase the number of shares available for future grant under the inducement plan without stockholder approval. We also have an Employee Stock Purchase Plan and any shares of common stock purchased pursuant to that plan will also cause dilution.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
(a)    On June 16, 2023, the Company held its 2023 annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the 2023 Incentive Award Plan (the "Plan"), which previously had been approved by the Company's Board of Directors. The material terms of the Plan were described in the Company’s definitive proxy statement filed with the SEC on April 28, 2023 and such description is incorporated herein by reference. The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Plan, which was filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 16, 2023.
(b)    None.
(c)    Not applicable.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1*	Separation Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	2.1	November 4, 2021
2.2*	Asset Purchase Agreement, dated as of November 29, 2022, by and between bluebird bio, Inc. and argenx BV	8-K	001-35966	2.1	November 30, 2022
2.3*	Asset Purchase Agreement, dated as of January 5, 2023, by and between bluebird bio, Inc. and Bristol-Myers Squibb Company	8-K	001-35966	2.1	January 6, 2023
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 20, 2023
3.3	Amended and Restated By-laws of the Registrant	10-K	001-35966	3.2	February 23, 2021
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
4.2	Form of Pre-Funded Warrant	8-K	001-35966	4.1	September 8, 2021
10.1	bluebird bio, Inc. 2023 Incentive Award Plan and forms of award agreement thereunder	S-8	333-272714	99.1	June 16, 2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

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

bluebird bio, Inc.
Date: August 8, 2023	By:	/s/ Andrew Obenshain
Andrew Obenshain President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: August 8, 2023	By:	/s/ Christopher Krawtschuk
Christopher Krawtschuk Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)