Form 10-Q
period 2023-09-30
bluebird bio, Inc.
filed 2023-11-07
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 3, 2023, there were 109,336,211 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
bluebird bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of September 30, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$165,347	$113,006
Marketable securities	8,946	67,321
Accounts receivable	23,000	—
Prepaid expenses	11,431	8,374
Inventory	20,969	—
Other current assets	17,383	10,787
Total current assets	247,076	199,488
Marketable securities	—	1,414
Property, plant and equipment, net	9,972	9,362
Goodwill	5,646	5,646
Intangible assets	5,368	4,868
Operating lease right-of-use assets	294,717	281,996
Restricted cash and other non-current assets	50,829	52,128
Total assets	$613,608	$554,902
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,852	$25,092
Deferred revenue	9,653	1,502
Accrued expenses and other current liabilities	57,768	50,483
Operating lease liability, current portion	71,684	51,160
Total current liabilities	158,957	128,237
Operating lease liability, net of current portion	232,023	230,230
Other non-current liabilities	92	92
Total liabilities	391,072	358,559
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 250,000 shares authorized; 107,022 and 82,923 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,071	830
Additional paid-in capital	4,333,594	4,186,086
Accumulated other comprehensive loss	(2,227)	(4,070)
Accumulated deficit	(4,109,902)	(3,986,503)
Total stockholders’ equity	222,536	196,343
Total liabilities and stockholders’ equity	$613,608	$554,902
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Product revenue, net	$12,281	$—	$21,414	$2,739
Other revenue	111	71	249	795
Total revenues	12,392	71	21,663	3,534
Cost of product revenue	10,955	—	23,895	10,056
Gross margin	1,437	71	(2,232)	(6,522)
Operating expenses:
Selling, general and administrative	40,703	33,402	118,406	106,201
Research and development	45,463	53,149	133,881	194,864
Restructuring expenses	—	(1,699)	—	4,940
Total operating expenses	86,166	84,852	252,287	306,005
Gain from sale of priority review voucher, net	—	—	92,930	—
Income (loss) from operations	(84,729)	(84,781)	(161,589)	(312,527)
Interest income, net	2,454	383	7,958	663
Other income (expense), net	10,544	7,885	30,152	13,061
Income (loss) before income taxes	(71,731)	(76,513)	(123,479)	(298,803)
Income tax (expense) benefit	—	(7)	80	(7)
Net income (loss)	$(71,731)	$(76,520)	$(123,399)	$(298,810)
Net income (loss) per share - basic	$(0.66)	$(0.94)	$(1.15)	$(3.91)
Net income (loss) per share - diluted	$(0.66)	$(0.94)	$(1.15)	$(3.91)
Weighted-average number of common shares used in computing net income (loss) per share - basic:	109,098	81,543	106,924	76,361
Weighted-average number of common shares used in computing net income (loss) per share - diluted:	109,098	81,543	106,924	76,361
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax benefit (expense) of $0.0 million for the three and nine months ended September 30, 2023 and 2022	137	(214)	1,843	(1,719)
Total other comprehensive income (loss)	137	(214)	1,843	(1,719)
Comprehensive income (loss)	$(71,594)	$(76,734)	$(121,556)	$(300,529)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2022	82,923	$830	$4,186,086	$(4,070)	$(3,986,503)	$196,343
Vesting of restricted stock units	382	3	(198)	—	—	(195)
Exercise of stock options	3	—	7	—	—	7
Purchase of common stock under employee stock purchase plan (ESPP)	62	1	226	—	—	227
Issuance of common stock	23,000	230	130,061	—	—	130,291
Stock-based compensation	—	—	5,843	—	—	5,843
Other comprehensive income (loss)	—	—	—	984	—	984
Net income (loss)	—	—	—	—	21,240	21,240
Balances at March 31, 2023	106,370	$1,064	$4,322,025	$(3,086)	$(3,965,263)	$354,740
Vesting of restricted stock units	65	$1	$(1)	$—	$—	$—
Exercise of stock options	19	—	77	—	—	77
Stock-based compensation	—	—	6,388	—	—	6,388
Other comprehensive income (loss)	—	—	—	722	—	722
Net income (loss)	—	—	—	—	(72,908)	(72,908)
Balances at June 30, 2023	106,454	$1,065	$4,328,489	$(2,364)	$(4,038,171)	$289,019
Vesting of restricted stock units	566	$6	$(6)	$—	$—	$—
Exercise of stock options	2	—	8	—	—	8
Issuance of common stock	—	—	(50)	—	—	(50)
Stock-based compensation	—	—	5,153	—	—	5,153
Other comprehensive income (loss)	—	—	—	137	—	137
Net loss	—	—	—	—	(71,731)	(71,731)
Balances at September 30, 2023	107,022	$1,071	$4,333,594	$(2,227)	$(4,109,902)	$222,536

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2021	$71,115	$711	$4,096,402	$(2,911)	$(3,719,925)	$374,277
Vesting of restricted stock units	310	3	(3)	—	—	—
Exercise of stock options	1	—	1	—	—	1
Stock-based compensation	—	—	12,681	—	—	12,681
Issuance of unrestricted common stock awards to settle accrued employee compensation	12	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(1,548)	—	(1,548)
Net income (loss)	—	—	—	—	(122,152)	(122,152)
Balances at March 31, 2022	71,438	$714	$4,109,081	$(4,459)	$(3,842,077)	$263,259
Vesting of restricted stock units	60	1	(1)	—	—	—
Exercise of stock options	1	—	1	—	—	1
Issuance of common stock	2,052	20	8,023	—	—	8,043
Stock-based compensation	—	—	8,908	—	—	8,908
Other comprehensive income (loss)	—	—	—	43	—	43
Net income (loss)	—	—	—	—	(100,138)	(100,138)
Balances at June 30, 2022	73,551	$735	$4,126,012	$(4,416)	$(3,942,215)	$180,116
Vesting of restricted stock units	572	6	(6)	—	—	—
Purchase of common stock under ESPP	67	1	238	—	—	239
Issuance of common stock	8,690	87	45,937	—	—	46,024
Stock-based compensation	—	—	9,212	—	—	9,212
Other comprehensive loss	—	—	—	(214)	—	(214)
Net loss	—	—	—	—	(76,520)	(76,520)
Balances at September 30, 2022	82,880	$829	$4,181,393	$(4,630)	$(4,018,735)	$158,857
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(123,399)	$(298,810)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,124	3,745
Stock-based compensation expense	16,013	30,509
Gain from sale of priority review voucher	(92,930)	—
Loss (gain) on equity securities	—	3,135
Excess inventory reserve	5,333	7,519
Other non-cash items	19	2,890
Changes in operating assets and liabilities:
Accounts receivable	(23,000)	—
Prepaid expenses and other assets	(523)	(6,197)
Inventory	(24,931)	—
Operating lease right-of-use assets	40,101	29,650
Accounts payable	(5,787)	(7,552)
Accrued expenses and other liabilities	7,125	(39,046)
Operating lease liabilities	(30,506)	(22,523)
Deferred revenue	8,152	—
Net cash used in operating activities	(221,209)	(296,680)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,975)	(8,100)
Purchases of marketable securities	(43,297)	—
Proceeds from maturities of marketable securities	99,521	125,095
Proceeds from sales of marketable securities	5,853	30,216
Purchase of intangible assets	(868)	—
Proceeds from sale of priority review voucher	92,930	—
Net cash provided by investing activities	151,164	147,211
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP contributions	93	3
Proceeds from vesting of restricted stock	(196)	—
Proceeds from the secondary public offering, net of issuance costs	130,072	54,365
Net cash provided by financing activities	129,969	54,368
(Decrease) increase in cash, cash equivalents and restricted cash	59,924	(95,101)
Cash, cash equivalents and restricted cash at beginning of period	158,445	206,693
Cash, cash equivalents and restricted cash at end of period	$218,369	$111,592
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$165,347	$66,478
Restricted cash included in other current assets	8,885	1,565
Restricted cash included in restricted cash and other non-current assets	44,137	43,549
Total cash, cash equivalents and restricted cash	$218,369	$111,592
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	941	176
Offering expenses accrued or in accounts payable	248	298
Right-of-use assets obtained in exchange for operating lease liabilities	44,819	229,636
Increase (Reduction) of right of use asset and associated lease liability due to lease reassessment	8,003	(2,833)
Cash paid during the period for income taxes	5	—
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
On August 17, 2022, ZYNTEGLO (betibeglogene autotemcel, also known as beti-cel), was approved by the FDA for the treatment of adult and pediatric patients with ß-thalassemia who require regular red blood cell transfusions. On September 16, 2022, the FDA granted Accelerated Approval of SKYSONA (elivaldogene autotemcel, also known as eli-cel), to slow the progression of neurologic dysfunction in boys 4-17 years of age with early active cerebral adrenoleukodystrophy (“CALD”). On June 21, 2023, the Company announced that the FDA had accepted for priority review the Company's biologics licensing application (“BLA”) for its third gene therapy candidate (lovotibeglogene autotemcel, also known as lovo-cel) which was submitted with a proposed indication for the treatment of patients 12 and older with sickle cell disease (“SCD”) with a history of vaso-occlusive-events. The FDA set a Prescription Drug User Fee Act (PDUFA) goal date for lovo-cel of December 20, 2023 and if approved, the Company anticipates commercial launch in early 2024.
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
In August 2022 and September 2022 the Company received the two PRVs under an FDA program intended to encourage the development of treatments for rare pediatric diseases. In the first quarter of 2023, the Company sold its second PRV for aggregate net proceeds of $92.9 million. In October 2023, the Company entered into an advance agreement to sell a third PRV, if granted in connection with the potential approval of lovo-cel, for $103.0 million.
In the first quarter of 2023, the Company sold 23.0 million shares of common stock (inclusive of shares sold pursuant to an option to the underwriters in connection with the offering) through an underwritten public offering at a price of $6.00 per share for aggregate net proceeds of $130.5 million.
In April 2022, the board of directors of the Company (the "Board of Directors") approved a comprehensive restructuring plan intended to reduce operating expenses and enhance the Company’s focus on achieving FDA approval for its programs in the U.S. As part of the restructuring, the Company reduced its workforce by approximately 30% across the second and third quarters of 2022. Refer to Note 14, Restructuring, for more information on this restructuring.
In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. As of September 30, 2023, the Company had an accumulated deficit of $4.11 billion. During the nine months ended September 30,

2023, the Company had a net loss of $123.4 million and used $221.2 million of cash in operations. As of September 30, 2023, the Company had cash, cash equivalents and marketable securities of $174.3 million.
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
The Company's expectation to generate operating losses and negative operating cash flows in the future and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include evaluating 2023 spending and the pursuit of additional cash resources through public or private equity or debt financings. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.
The Company will assess on a quarterly basis whether the determination for estimates remain appropriate based on actual data observed. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through the issuance of equity, or debt, or other alternative means. If the Company is unable to obtain funding on a timely basis, or if revenues from collaboration arrangements or product sales are less than it has projected, the Company may be required to further revise its business plan and strategy, which may result in the Company significantly curtailing, delaying or discontinuing one or more of its research or development programs or the commercialization of any product candidates or may result in the Company being unable to expand its operations or otherwise capitalize on its business opportunities. As a result, the Company's business, financial condition and results of operations could be materially affected.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP as included in the ASC and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2023 and 2022.
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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2023 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s 2022 Annual Report on Form 10-K.
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
In determining the transaction price, the Company adjusts consideration for the effects of the time value of money if the timing of payments provides the Company with a significant benefit of financing. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less. The Company has assessed each of its revenue generating arrangements in order to determine whether a significant financing component exists and concluded that a significant financing component does not exist in any of its arrangements.
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
3. Marketable securities
The following table summarizes the marketable securities held at September 30, 2023 and December 31, 2022 (in thousands):

Description	Amortized cost / Cost	Unrealized gains	Unrealized losses	Fair value
September 30, 2023
U.S. government agency securities and treasuries	8,949	—	(3)	8,946
Total	$8,949	$—	$(3)	$8,946
December 31, 2022
U.S. government agency securities and treasuries	$67,970	$—	$(1,733)	$66,237
Corporate bonds	2,524	—	(26)	2,498
Total	$70,494	$—	$(1,759)	$68,735
No available-for-sale debt securities held as of September 30, 2023 or December 31, 2022 had remaining maturities greater than one year.

4. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2023
Assets:
Cash and cash equivalents	$165,347	$165,347	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	8,946	—	8,946	—
Total	$174,293	$165,347	$8,946	$—
December 31, 2022
Assets:
Cash and cash equivalents	$113,006	$113,006	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	66,237	—	66,237	—
Corporate bonds	2,498	—	2,498	—
Total	$181,741	$113,006	$68,735	$—
Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of September 30, 2023 and December 31, 2022, cash and cash equivalents comprise funds in cash and money market accounts held at multiple banking and asset management institutions.
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
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At September 30, 2023 and December 31, 2022, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities. There were no realized losses recognized on the sale or maturity of available-for-sale debt securities during the three months ended September 30, 2023 and 2022. There were $0.1 million and no realized losses recognized on the sale or maturity of available-for-sale debt securities during the nine months ended September 30, 2023 and 2022, respectively.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.3 million and $0.1 million as of September 30, 2023 and December 31, 2022, respectively. No accrued interest receivable was written off during the three and nine months ended September 30, 2023 or 2022.
The following table summarizes available-for-sale debt securities in a continuous unrealized loss position for less than and greater than twelve months, and for which an allowance for credit losses has not been recorded at September 30, 2023 and December 31, 2022 (in thousands):

	Less than 12 months		12 months or greater		Total
Description	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2023
U.S. government agency securities and treasuries	$8,946	$(3)	$—	$—	$8,946	$(3)
Total	$8,946	$(3)	$—	$—	$8,946	$(3)
December 31, 2022
U.S. government agency securities and treasuries	$—	$—	$66,237	$(1,733)	$66,237	$(1,733)
Corporate bonds	—	—	2,498	(26)	2,498	(26)
Total	$—	$—	$68,735	$(1,759)	$68,735	$(1,759)
The Company determined that there was no material change in the credit risk of the above investments during the nine months ended September 30, 2023. As such, an allowance for credit losses was not recognized.
5. Inventory
Inventory, net, consists of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Raw materials	$7,392	$—
Work in progress	9,725	—
Finished goods	3,852	—
Inventory	$20,969	$—
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
6. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Laboratory equipment	$18,591	$25,092
Computer equipment and software	2,267	1,854
Office equipment	4,646	4,348
Leasehold improvements	1,140	—
Construction-in-progress	410	—
Total property, plant and equipment	27,054	31,294
Less accumulated depreciation and amortization	(17,082)	(21,932)
Property, plant and equipment, net	$9,972	$9,362

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30, 2023	As of December 31, 2022
Accrued manufacturing costs	$6,183	$7,199
Accrued goods and services	7,709	8,134
Accrued clinical and contract research organization costs	13,689	12,368
Accrued employee compensation	19,442	20,095
Accrued professional fees	2,748	1,939
Other	7,997	748
Total accrued expenses and other current liabilities	$57,768	$50,483

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
60 Binney Street lease & sublease
In August 2023, the Company completed the construction of its new office and laboratory space and terminated the 60 Binney Street sublease. On the termination date the remaining right-of-use asset and lease liability were removed.
Embedded operating leases
In September 2023, the Company entered into a second amendment to the June 2016 commercial manufacturing agreement with Lonza Houston, Inc. to manufacture gene therapies ZYNTEGLO and SKYSONA. Pursuant to the amendment, both parties agreed to increased manufacturing capacity, a revised fee schedule and modified payment terms on invoices. The revised fee schedule replaced the fixed suite fee with manufacturing slot fees.
The amended contract terms continue to provide exclusive use during the term of the agreement and the classification of the lease remained accounted for as an operating lease. The Company determined that the amendment should be accounted for as a lease modification applicable under ASC 842, not as a separate contract. For contract manufacturing arrangements, the Company has elected to account for lease and non-lease components separately. At the effective date of modification, the Company recorded an increase to the right-of-use asset and lease liability in the amount of $6.5 million.
In connection with the modified payment terms, the Company is required to post a letter of credit in the amount of $6.9 million for the benefit of the manufacturer, subject to gradual decreases upon payment of invoices. The letter of credit has been secured by cash and is presented as restricted cash and other current assets.
In December 2022, the Company entered into an agreement reserving manufacturing capacity with a contract manufacturing organization. The Company concluded that this agreement contains an embedded operating lease as the Company is using the entire capacity of a manufacturing suite at the facility. Under the terms of the agreement, the Company will be required to pay suite fees of $13.5 million in 2023 and $18.0 million per year in 2024 and 2025, in addition to the cost of any services provided. The term of the agreement is three years. The Company recorded a right-of-use asset and lease liability for this operating lease upon lease commencement in April 2023 and is recognizing rent expense on a straight-line basis throughout the remaining term of the embedded lease.
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
Additionally, the Company is party to various contracts with contract research organizations and contract manufacturers that generally provide for termination on notice, with the exact amounts in the event of termination to be based on the timing of the termination and the terms of the agreement. As compared to the contractual obligations and commitments as disclosed in the Company's 2022 Annual Report on Form 10-K, the Company's future minimum purchase commitments as of the nine months ended September 30, 2023 decreased by $0.6 million.
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
For the nine months ended September 30, 2023, the Company sold 23.0 million shares of common stock for gross proceeds of $138.0 million ($130.5 million net of offering costs), pursuant to the Underwriting Agreement.
11. Stock-based compensation
In January 2023 and 2022, the number of shares of common stock available for issuance under the 2013 Stock Option and Incentive Plan (“2013 Plan”) was increased by approximately 3.3 million and 2.8 million shares, respectively, as a result of the automatic increase provision of the 2013 Plan. On June 16, 2023, the Company’s stockholders approved the 2023 Incentive Award Plan (the “2023 Plan”), which replaced the 2013 Plan. Following approval of the 2023 Plan, no further awards will be granted under the 2013 Plan. As of September 30, 2023, the total number of shares of common stock available for issuance under the 2023 Plan was approximately 4.8 million.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $4.9 million and $9.2 million during the three months ended September 30, 2023 and 2022, respectively. The Company recognized stock-based compensation expense totaling $16.0 million and $30.5 million for the nine months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense recognized by award type is included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Stock options	$1,758	$2,886	$5,192	$11,829
Restricted stock units	2,916	6,142	10,552	18,027
Employee stock purchase plan and other	194	184	269	653
	$4,868	$9,212	$16,013	$30,509
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Cost of product revenue	342	—	435	—
Selling, general and administrative	2,461	3,975	7,503	13,462
Research and development	2,065	5,237	8,075	17,047
	$4,868	$9,212	$16,013	$30,509
During the nine months ended September 30, 2023, the Company had $1.4 million of stock compensation expense that was capitalized into inventory.
Stock options
The following table summarizes the stock option activity under the Company’s equity award plans and have been adjusted to reflect the effects of the November 2021 separation of our severe genetic disease and oncology programs into two separate, publicly traded companies:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2022	2,668	$24.38
Granted	2,015	$4.95
Exercised	(3)	$2.74
Canceled, forfeited, or expired	(453)	$31.39
Outstanding at September 30, 2023	4,227	$14.35
Exercisable at September 30, 2023	1,347	$30.52
Vested and expected to vest at September 30, 2023	4,227	$14.35
During the nine months ended September 30, 2023, less than 0.1 million stock options were exercised, resulting in total proceeds to the Company of less than $0.1 million.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans and have been adjusted to reflect the effects of the November 2021 separation of our severe genetic disease and oncology programs into two separate, publicly traded companies:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested at December 31, 2022	2,415	$11.44
Granted	3,117	$4.90
Vested	(987)	$14.71
Forfeited	(395)	$8.50
Unvested at September 30, 2023	4,150	$6.33
Employee stock purchase plan
In June 2013, the Company adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. In June 2021, the Company amended the 2013 ESPP to authorize an additional 1.4 million shares of the Company’s common stock available to participating employees. During each of the nine months ended September 30, 2023 and 2022, less than 0.1 million shares and less than 0.1 million shares, respectively, of common stock were issued under the 2013 ESPP.
12. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax benefit recognized during the three and nine months ended September 30, 2023 was $0.0 million and $0.1 million, respectively, due to the wind down of our operations in Europe and the full valuation allowance.
On August 16, 2022, the Inflation Reduction Act (“IRA”) was enacted and introduced a 15% corporate alternative minimum tax ("CAMT"), effective for tax years beginning after December 31, 2022, for corporations with average annual adjusted financial statement income for any consecutive three-year tax period ending after December 31, 2021 and preceding the tax year that exceeds $1 billion, as well as a 1% excise tax on stock repurchases made by public companies. The Company has concluded that the provisions in the IRA have an immaterial impact on the Company’s income tax expense due to its cumulative losses and full valuation allowance position.
13. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three months ended September 30,
	2023	2022
Outstanding stock options	5,875	4,548
Restricted stock units	4,194	2,473
ESPP shares and other	—	67
	10,069	7,088
14. Restructuring
In April 2022, the Board of Directors approved a comprehensive restructuring plan intended to reduce operating expenses. As part of the restructuring, the Company reduced its workforce by nearly 30% across the second and third quarters of 2022. The Company incurred approximately $4.9 million in costs to implement the restructuring, comprised primarily of severance payments and continuing health care coverage over the severance period. The restructuring actions associated with these charges commenced in April 2022, and were completed by September 30, 2022.

15. Subsequent events
Pre-funded warrants
On October 18, 2023, the Company received exercise notifications for all pre-funded warrants issued in September 2021. The exercises were done as a cashless exercise and resulted in the issuance of 2,264,916 common shares.
Sale of priority review voucher
On October 30, 2023, the Company announced that it had entered into an advance agreement to sell a third PRV, if granted, in connection with the potential approval of lovo-cel, for $103.0 million. Closing of the transaction remains subject to the approval of lovo-cel and receipt of a PRV, as well as customary closing conditions.

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
On August 17, 2022, ZYNTEGLO (betibeglogene autotemcel, also known as beti-cel), was approved by the FDA for the treatment of adult and pediatric patients with ß-thalassemia who require regular red blood cell transfusions. On September 16, 2022, the FDA granted Accelerated Approval of SKYSONA (elivaldogene autotemcel, also known as eli-cel), to slow the progression of neurologic dysfunction in boys 4-17 years of age with early active cerebral adrenoleukodystrophy (“CALD”). On June 21, 2023, we announced that the FDA had accepted for priority review our biologics licensing application (“BLA”) for our third gene therapy candidate (lovotibeglogene autotemcel, also known as lovo-cel) which was submitted with a proposed indication for the treatment of patients 12 and older with sickle cell disease (“SCD”) with a history of vaso-occlusive-events. The FDA set a Prescription Drug User Fee Act (PDUFA) goal date for lovo-cel of December 20, 2023 and if approved, we anticipate commercial launch in early 2024.
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
In August 2022 and September 2022 we received the two PRVs under an FDA program intended to encourage the development of treatments for rare pediatric diseases. In the first quarter of 2023, we sold our second PRV for aggregate net proceeds of $92.9 million, inclusive of additional legal costs incurred. In October 2023, we entered into an advance agreement to sell a third PRV, if granted, in connection with the potential approval of lovo-cel, for $103.0 million.

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
As of September 30, 2023, we had cash, cash equivalents and marketable securities of approximately $174.3 million. Absent the sale of our PRVs, we have never been profitable and have incurred net losses in each year since inception. Our net loss was $71.7 million and $123.4 million for the three and nine months ended September 30, 2023, respectively, and our accumulated deficit was $4.11 billion as of September 30, 2023. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for at least the next several years, as we:

•fund activities related to the commercial launches of ZYNTEGLO and SKYSONA in the United States;

•seek regulatory approval for lovo-cel and any other product candidates;

•scale our manufacturing capabilities in support of commercialization of ZYNTEGLO and SKYSONA and lovo-cel, if approved;

•conduct clinical studies; and

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
Business update
We had cash, cash equivalents and marketable securities of approximately $174.3 million as of September 30, 2023. Our expectation is that we will continue to generate operating losses and negative operating cash flows in the foreseeable future as we commercialize ZYNTEGLO and SKYSONA and lovo-cel, if approved, and seek regulatory approval of lovo-cel for SCD and will require the need for additional funding to support our planned operations before becoming profitable.
Based on our current business plan, management has concluded that there is substantial doubt regarding our ability to continue as a going concern, and we anticipate our cash, cash equivalents, and marketable securities as of September 30, 2023, including anticipated cash flows from operations, will be sufficient to fund our operations into the second quarter of 2024. We have based this estimate on assumptions of revenues and operating costs that may prove to be wrong. Our cash runway estimate does not include use of our restricted cash of $53.0 million, which is currently unavailable for use, and we believe at least

$45.4 million of this restricted cash is unlikely to be released in the near term. Furthermore, pursuant to the terms of certain agreements we have in place, we could be required to further increase our restricted cash due, in part, to recent concerns related to the stability of the banking sector, which would consequently reduce the amount of cash available to fund our operations. In addition, our future net product revenues will depend upon the size of the markets, our ability to obtain regulatory approval of lovo-cel for SCD, our ability to timely scale our manufacturing capabilities to meet market demand, our ability to achieve sufficient market acceptance, reimbursement from third-party payers, adequate market share in those markets and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis, we may be required to revise our business plan and strategy, which may result in bluebird significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any products or may result in bluebird being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially affected.
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

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
ZYNTEGLO (beti-cel)	$2,627	$8,307	$8,678	$35,366
lovo-cel (formerly LentiGlobin for SCD)	19,282	17,396	58,189	59,950
SKYSONA (eli-cel)	3,123	4,909	10,863	24,872
Preclinical programs	373	778	889	6,732
Total direct research and development expense	25,405	31,390	78,619	126,920
Employee-and contractor-related expenses	8,003	5,404	22,201	22,512
Stock-based compensation expense	2,284	5,237	8,294	17,047
License and other related expenses	1,877	5,000	1,988	5,000
Laboratory and other expenses	1,174	(241)	2,808	806
Facility expenses	6,720	6,359	19,971	22,579
Total other research and development expenses	20,058	21,759	55,262	67,944
Total research and development expense	$45,463	$53,149	$133,881	$194,864

Restructuring expenses
Restructuring expenses consist of costs associated with postemployment nonretirement benefits in accordance with ASC 712, Postemployment Nonretirement Benefits. Such costs are based on the estimate of fair value in the period the expenses were incurred.
Gain from sale of priority review voucher, net
Gain from sale of priority review voucher, net consists of gain from sale of priority review voucher. In the first quarter of 2023, we sold our second PRV for aggregate net proceeds of $92.9 million. We received the PRV in August 2022 under an FDA program intended to encourage the development of treatments for rare pediatric diseases.
Interest income, net
Interest income, net consists primarily of interest income earned on investments.
Other income (expense), net
Other income (expense), net consists primarily of rental income on sublease, gains and losses on investments, gains and losses on disposal of fixed assets, and gains and losses on foreign currency transactions.
Critical accounting policies and estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the nine months ended September 30, 2023, there were no material changes to our critical accounting policies as reported in our 2022 Annual Report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations
Comparison of the three months ended September 30, 2023 and 2022:

	For the three months ended September 30,
	2023	2022	Change
	(in thousands)
Revenue:
Product revenue, net	$12,281	$—	$12,281
Other revenue	111	71	40
Total revenues	12,392	71	12,321
Cost of product revenue	10,955	—	10,955
Gross margin	1,437	71	1,366
Operating expenses:
Selling, general and administrative	40,703	33,402	7,301
Research and development	45,463	53,149	(7,686)
Restructuring expenses	—	(1,699)	1,699
Total operating expenses	86,166	84,852	1,314
Income (loss) from operations	(84,729)	(84,781)	52
Interest income, net	2,454	383	2,071
Other income (expense), net	10,544	7,885	2,659
Income (loss) before income taxes	(71,731)	(76,513)	4,782
Income tax (expense) benefit	—	(7)	7
Net income (loss)	$(71,731)	$(76,520)	$4,789

Revenues. Total revenue was $12.4 million for the three months ended September 30, 2023, compared to $0.1 million for the three months ended September 30, 2022. The increase of $12.3 million was primarily attributable to revenue recognized for the sales of SKYSONA and ZYNTEGLO in the United States in 2023, after receiving FDA approval in September and August 2022, respectively.
Cost of product revenue. Cost of product revenue was $11.0 million for the three months ended September 30, 2023, compared to $0.0 million for the three months ended September 30, 2022. The increase is primarily attributable to costs recognized for the sales of SKYSONA and ZYNTEGLO in 2023.
Selling, general and administrative expenses. Selling, general and administrative expenses were $40.7 million for the three months ended September 30, 2023, compared to $33.4 million for the three months ended September 30, 2022. The net increase of $7.3 million was primarily attributable to the following:
•$3.1 million of increased commercial costs driven by marketing activities for ZYNTEGLO and SKYSONA in the United States and the performance of commercial readiness activities in the United States for lovo-cel, in anticipation of potential FDA approval;
•$2.2 million of increased net employee compensation, benefit, and other headcount-related expenses, driven by increased headcount in selling, general and administrative costs in 2023 offset by a decrease in stock-based compensation expense due to an overall decrease in the value of awards.
•$2.0 million of increased professional fees driven by increased legal, audit, and public relations costs; and
•$0.6 million of increased information technology and facility-related costs.
These increased costs were partially offset by $0.8 million of decreased costs related to consultants.
Research and development expenses. Research and development expenses were $45.5 million for the three months ended September 30, 2023, compared to $53.1 million for the three months ended September 30, 2022. The net decrease of $7.6 million was primarily attributable to the following:

•$3.5 million of decreased manufacturing costs primarily driven by material production now being included in inventory and cost of product revenue;
•$3.2 million of decreased license and milestone fees;
•$3.0 million of decreased net employee compensation, benefit, and other headcount-related expenses, including a decrease of $3.0 million in stock-based compensation expense, driven by related expenses now being included in inventory and cost of product revenue; and
•$2.0 million of decreased information technology and facility related costs driven by decreased information technology spending related to expenses now being included in inventory and cost of product revenue, and the impact of lease changes.
These decreased costs were partially offset by the following:
•$2.7 million of increased clinical costs driven by an increase in clinical treatment fees and CRO costs;
•$1.3 million of increased costs related to lab expenses, primarily driven by an increase in consumables; and
•$1.0 million of increased costs related to consultants.

Restructuring expenses. There were no restructuring expenses recorded during the third quarter of 2023 compared to a credit of $1.7 million during the third quarter of 2022, which was related to an adjustment of restructuring expenses incurred in the second quarter of 2022.
Interest income, net. The increase in interest income, net was primarily related to higher interest income earned on investments and dividends related to our operating account.
Other income (expense), net. The increase in other income (expense), net was primarily related to the common area maintenance ("CAM") rental income on our sublease.

Comparison of the nine months ended September 30, 2023 and 2022:

	For the nine months ended September 30,
	2023	2022	Change
	(in thousands)
Revenue:
Product revenue, net	$21,414	$2,739	$18,675
Other revenue	249	795	(546)
Total revenues	21,663	3,534	18,129
Cost of product revenue	23,895	10,056	13,839
Gross margin	(2,232)	(6,522)	4,290
Operating expenses:
Selling, general and administrative	118,406	106,201	12,205
Research and development	133,881	194,864	(60,983)
Restructuring expenses	—	4,940	(4,940)
Total operating expenses	252,287	306,005	(53,718)
Gain from sale of priority review voucher, net	92,930	—	92,930
Income (loss) from operations	(161,589)	(312,527)	150,938
Interest income, net	7,958	663	7,295
Other income (expense), net	30,152	13,061	17,091
Income (loss) before income taxes	(123,479)	(298,803)	175,324
Income tax (expense) benefit	80	(7)	87
Net income (loss)	$(123,399)	$(298,810)	$175,411
Revenues. Total revenue was $21.7 million for the nine months ended September 30, 2023, compared to $3.5 million for the nine months ended September 30, 2022. The increase of $18.1 million was primarily attributable to revenue recognized for the sales of SKYSONA and ZYNTEGLO in the United States in 2023, after receiving FDA approval in September and August 2022, respectively.
Cost of product revenue. Cost of product revenue was $23.9 million for the nine months ended September 30, 2023, compared to $10.1 million for the nine months ended September 30, 2022. The increase is primarily attributable to costs recognized for the sales of SKYSONA and ZYNTEGLO in 2023, partially offset by inventory reserved during the first quarter of 2022 upon the Company's exit from Europe.
Selling, general and administrative expenses. Selling, general and administrative expenses were $118.4 million for the nine months ended September 30, 2023, compared to $106.2 million for the nine months ended September 30, 2022. The net increase of $12.2 million was primarily attributable to the following:
•$12.7 million of increased information technology and facility-related costs driven by the commencements of the 50 Binney sublease in April 2022, and the Assembly Row Lease in March 2022;
•$5.7 million of increased commercial readiness related costs; and
•$2.2 million of increased professional service fees.
These increased costs were partially offset by the following:
•$7.0 million of decreased costs related to consultants; and
•$2.5 million of decreased employee compensation, benefit, and other headcount-related expenses.
Research and development expenses. Research and development expenses were $133.9 million for the nine months ended September 30, 2023, compared to $194.9 million for the nine months ended September 30, 2022. The net decrease of $61.0 million was primarily attributable to the following:
•$34.2 million of decreased manufacturing costs primarily driven by 2022 manufacturing commitments; a decrease in research and development production costs in 2023 as well as material production now being included in inventory and cost of product revenue;

•$23.3 million of decreased net employee compensation, benefit, and other headcount-related expenses, including a decrease of $8.8 million in stock-based compensation expense, driven by related expenses now being included in inventory and cost of product revenue;
•$6.5 million of decreased information technology and facility related costs driven by decreased information technology spending, related expenses now being included in inventory and cost of product revenue as well as the impact of lease changes; and
•$3.3 million of decreased license and milestone payment costs.
These decreased costs were partially offset by the following:
•$4.5 million of increased costs related to clinical trials; and
•$0.9 million of increased costs related to consultants.
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
Liquidity and Capital Resources
As of September 30, 2023, we had cash, cash equivalents and marketable securities of approximately $174.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of September 30, 2023, our funds are primarily held in U.S. government agency securities and treasuries, corporate bonds, and money market accounts.
We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of September 30, 2023, we had an accumulated deficit of $4.11 billion. We expect our research and development expenses to decrease in conjunction with an increase in commercial activities and selling, general and administrative expense due to the approvals of ZYNTEGLO and SKYSONA and the performance of commercial readiness activities for lovo-cel in anticipation of potential approval.
Based on our current business plan, management has concluded that there is substantial doubt regarding our ability to continue as a going concern, and we anticipate our cash, cash equivalents, and marketable securities as of September 30, 2023, including anticipated cash flows from operations, will be sufficient to fund our operations into second quarter of 2024. We have based this estimate on assumptions of revenues and operating costs that may prove to be wrong. Our cash runway estimate does not include use of our restricted cash of $53.0 million, which is currently unavailable for use, and we believe at least $45.4 million of this restricted cash is unlikely to be released in the near term. Furthermore, pursuant to the terms of certain agreements we have in place, we could be required to further increase our restricted cash due, in part, to recent concerns related to the stability of the banking sector, which would consequently reduce the amount of cash available to fund our operations. However, we have based this estimate on assumptions of revenues and operating costs that may prove to be wrong. Our future net product revenues will depend upon the size of the markets, our ability to obtain regulatory approval of lovo-cel for SCD, our ability to timely scale our manufacturing capabilities to meet market demand, our ability to achieve sufficient market acceptance, reimbursement from third-party payers, adequate market share in those markets and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis we may be required to revise our business plan and strategy, which may result in bluebird significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any products or may result in bluebird being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially affected.

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
•In August 2023, we entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") to sell shares of our common stock up to $125.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. As of September 30, 2023, we have made no sales pursuant to the Sales Agreement.
•In October 2023, we entered into an advance agreement to sell a third PRV, if granted in connection with the potential approval of lovo-cel, for $103.0 million. Closing of the transaction remains subject to the approval of lovo-cel and receipt of a PRV, as well as customary closing conditions.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	For the nine months ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(221,209)	$(296,680)
Net cash provided by investing activities	151,164	147,211
Net cash provided by financing activities	129,969	54,368
Net (decrease) increase in cash, cash equivalents and restricted cash	$59,924	$(95,101)

Operating Activities. The $75.5 million decrease in cash used in operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the decrease in net loss during this period of $175.4 million, offset by adjustments for non-cash items, including a gain from the sale of priority review voucher of $92.9 million in the first quarter of 2023.
Investing Activities. The $4.0 million increase in cash provided by investing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to a decrease in proceeds from sales of marketable securities of $24.4 million, a decrease in proceeds from maturities of marketable securities of $25.6 million and an increase in cash used to purchase marketable securities of $43.3 million, partially offset by an increase in proceeds from sale of priority review voucher of $92.9 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Financing Activities. The $75.6 million increase in cash provided by financing activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to the increase in proceeds from the secondary public offering, net of paid offering costs of $75.7 million during the nine months ended September 30, 2023.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of September 30, 2023 and December 31, 2022, we had cash, cash equivalents and marketable securities of $174.3 million and $181.7 million, respectively, primarily invested in U.S. government agency securities and treasuries, corporate bonds, commercial paper, equity securities, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at September 30, 2023, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $0.0 million.
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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On April 27, 2023, SRT filed another complaint against us (as well as against Mr. Nick Leschly, Mr. Mitchell Finer, Mr. Philip Reilly, Third Rock Ventures LLC, and 2Seventy Bio, Inc.) in the United States District Court for the District of Massachusetts. This complaint alleges civil violations of the Federal Racketeer Influenced and Corrupt Organizations Act, violations of Mass. Gen. Laws ch. 93A, § 11, and fraudulent inducement of SRT into a release provision in a November 2020 confidential settlement agreement we executed with, inter alia, SRT. The allegations relate to our use of the BB305 lentiviral vector, including in connection with the beti-cel program, and SRT seeks declaratory relief and money damages. On July 3, 2023, we (in conjunction with the other defendants) moved to dismiss all claims with prejudice brought by SRT in its Complaint for failure to state a claim upon which relief may be granted. On August 7, 2023, SRT filed an amended complaint, adding Craig Thompson as a defendant, and adding additional claims of alleged antitrust violations under federal and state law. The case is now captioned San Rocco Therapeutics, LLC v. Nick Leschly, Mitchell Finer, Philip Reilly, Craig Thompson, Third Rock Ventures LLC, bluebird bio, Inc. and 2Seventy Bio, Inc., C.A. No. 1:23-cv-10919-ADB. On September 18, 2023, we (in conjunction with the non-Thompson defendants), moved to dismiss with prejudice once again. SRT filed an opposition to that motion on October 12, 2023. On October 24, 2023, we filed a motion for leave to file a reply brief, which was granted on October 30, 2023. We plan to vigorously defend against SRT’s claims in this action, which we believe have no merit whatsoever.
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
We have incurred significant losses since our inception in 1992. As of September 30, 2023, we had an accumulated deficit of $4.11 billion. The amount of our future net losses will depend, in part, on the rate of our future expenditures and our ability to generate revenues. We have devoted significant financial resources to research and development, including our clinical and preclinical development activities, which, absent new initiatives, we expect to directionally decrease as we focus on bringing our therapies to patients in the commercial setting. To date, we have financed our operations primarily through the sale of equity securities and priority review vouchers, and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We did not generate material revenues from the sale of ZYNTEGLO in the European Union and only recently launched ZYNTEGLO and SKYSONA in the U.S. Our future revenues will depend upon the size of any markets in which our products and product candidates have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our potential products in those markets.
We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:
•continue to invest in lovo-cel as we prepare for the potential regulatory approval for our accepted BLA;
•grow our capabilities to support our commercialization efforts for ZYNTEGLO, SKYSONA and lovo-cel, if approved, including continuing to establish a sales, marketing and distribution infrastructure in the United States;
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
Developing and commercializing gene therapy products is expensive, and we do not expect to generate meaningful product revenues in the foreseeable future. Based on our current business plan as of the date hereof, there is substantial doubt regarding our ability to continue as a going concern. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Quarterly Report on Form 10-Q for a discussion of our expected cash runway. Our cash runway estimate does not include use of our restricted cash of $53.0 million, which is currently unavailable for use, and we believe at least $45.4 million of this restricted cash is unlikely to be released in the near term. Furthermore, pursuant to the terms of certain agreements we have in place, we could be required to further increase our restricted cash due, in part, to recent concerns related to the stability of the banking sector, which would consequently reduce the amount of cash available to fund our operations. Accordingly, we will need to raise additional funding in order to execute on our current business plans and strategy, including prior to becoming profitable.
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
If we are unable to obtain funding on a timely basis, or if revenues from collaboration arrangements or product sales are less than we have projected, we may be required to further revise our business plan and strategy, which may result in us significantly curtailing, delaying or discontinuing the commercialization of any current or future products or may result in our being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition and results of operations could be materially affected.
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
Adverse events or other undesirable side effects caused by our products or product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or other comparable foreign regulatory authorities. A potentially significant risk in any gene therapy product using viral vectors that can integrate into the genome is that the vector will insert in or near cancer-causing genes, leading to the proliferation of certain cellular clones that could cause cancer in the patient, known as insertional oncogenesis. For instance, five patients with CALD treated with eli-cel (now SKYSONA) in our clinical studies have been diagnosed with myelodysplastic syndrome (“MDS”), likely mediated by Lenti-D LVV insertion. SKYSONA's label includes a boxed warning for the known risk of hematologic malignancy and, accordingly, we expect additional cases to arise over time. We continue to closely monitor potential cases of hematologic malignancy in patients treated with SKYSONA and we are communicating regularly with treating physicians and regulatory authorities. We cannot make assurances that additional patients treated with SKYSONA, ZYNTEGLO or lovo-cel in the clinical or commercial setting will not be diagnosed with MDS, leukemia or lymphoma.
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

Furthermore, treatment with our products and product candidates involves chemotherapy or myeloablative treatments, which can cause side effects or adverse events that may impact the perception of the potential benefits of our products and product candidates. For instance, MDS leading to acute myeloid leukemia is a known risk of certain myeloablative regimens. Accordingly, it is possible that the events of MDS and acute myeloid leukemia previously reported in our HGB-206 clinical study of lovo-cel in SCD were caused by underlying SCD, transplant procedure, and stress on the bone marrow following drug product infusion in connection with the lovo-cel treatment. Additionally, the procedures associated with the administration or collection of cells for ZYNTEGLO, SKYSONA, or lovo-cel, could potentially cause other adverse events that have not yet been predicted. The inclusion of patients with significant underlying medical problems in our clinical studies may result in deaths, or other adverse medical events, due to other therapies or medications that such patients may be using, or the progression of their disease.
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
*We rely on complex, single-source supply chains for SKYSONA, ZYNTEGLO, and lovo-cel, respectively. The manufacture, testing and delivery of LVV and drug products present significant challenges for us, and we may not be able to produce our vector and drug products at the quality, quantities, or timing needed to support our clinical programs and commercialization.
We rely on third parties to manufacture the LVV and the drug product for ZYNTEGLO and SKYSONA, our two commercial products, and for our clinical trials, including the ongoing phase 3 clinical study evaluating the efficacy and safety of lovo-cel in the treatment of patients with SCD. We continue to advance plans to make additional investment in manufacturing to expand capacity and, to date, we have secured additional commercial-scale manufacturing capacity in order to meet our near-term sales forecasts for ZYNTEGLO and SKYSONA; however, any plans to expand our manufacturing capacity beyond our current levels are subject to FDA approval, which we have not yet obtained. If we fail to secure adequate capacity to manufacture our drug products or LVV used in the manufacture of our drug products in accordance with our forecasts, or if we fail to receive regulatory approval for the expansion of our manufacturing capacity in a timely manner, we may be unable to execute on our commercialization plans on the timing that we expect, or at all.
The manufacture of LVV and drug products is complex and requires significant expertise. Even with the relevant experience and expertise, manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production, managing the transition from clinical manufacturing to manufacturing in the commercial setting, and ensuring that the product meets required specifications. These problems include difficulties with production costs and yields, quality control, quality assurance testing, operator error, scarcity of qualified manufacturing and quality control testing personnel, shortages of any production raw materials as well as compliance with strictly enforced federal, state and foreign regulations. Further, the transition from clinical to commercial manufacturing is complex and has resulted in, and may continue to result in, lower operational success rates due to, among other things, tighter specifications and higher regulatory standards associated with commercial products. We cannot make any assurances that these problems will not occur in the future, or that we will be able to resolve or address in a timely manner or with available funds problems that occur. Because of this complexity, transitioning production of either LVV or drug products to backup or second source manufacturing requires a lengthy technology transfer process and regulatory review and approval, which often takes significant time and may require additional significant financial expenditures. Furthermore, our cost of goods development is at an early stage.
The actual cost to manufacture our LVV and drug products could be greater than we expect and could materially and adversely affect the commercial viability of SKYSONA, ZYNTEGLO, or lovo-cel. If we or such third-party manufacturers are unable to produce the necessary quantities of LVV and our drug products, or in compliance with GMP or other pertinent regulatory requirements, and within our planned time frame and cost parameters, including due to reduced operational success rates as a result of the transition to commercial manufacturing, the development and commercialization of our products and product candidates may be materially harmed, result in delays in our plans or increased capital expenditures.
In addition, we currently have only one drug product supplier for ZYNTEGLO and SKYSONA and one drug product supplier anticipated for commercial distribution for lovo-cel and, accordingly, any significant disruption in our supplier relationships could harm our business. We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain key materials that are used to manufacture SKYSONA, ZYNTEGLO, and lovo-cel. Such suppliers may not sell these key materials to us or to our manufacturers at the times we need them or on commercially reasonable terms. We do not control the process for acquisition of all key materials and shortages may occur for reasons beyond our control.

Additionally, since the hematopoietic stem cells ("HSCs") used as starting material for our drug products have a limited window of stability following procurement from a patient, we have initially established transduction facilities in areas that we believe can adequately service patients from regions where we are commercializing SKYSONA, ZYNTEGLO, and where we anticipate commercializing lovo-cel, if and when approved. However, we cannot ensure that such facilities will enable us to produce and deliver drug product in a timely manner; any issues with production and delivery of drug product could have a material adverse effect on our successful commercialization of our product and product candidates. Moreover, establishing additional facilities in appropriate regions may be financially impractical or impeded by technical, quality, or regulatory issues related to these new sites and we may also run into technical or scientific issues related to transfer of our transduction process or other developmental issues that we may be unable to resolve in a timely manner or with available funds.
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
The results from previous or ongoing studies are not necessarily predictive of our future clinical study results, and initial or interim results may not continue or be confirmed upon completion of the study. There are limited data concerning long-term safety and efficacy following treatment with our products and product candidates. These data, or other positive data, may not continue to occur for these patients or for any future patients in our ongoing or future clinical studies, and may not be repeated or observed in ongoing or future studies involving our product candidates. Furthermore, our marketed products or product candidates may also fail to show the desired safety and efficacy in later stages of clinical development despite having successfully advanced through initial clinical studies. There can be no assurance that any of these studies will ultimately be successful or support further clinical advancement or marketing approval of our product candidates. For instance, while patients with SCD who have been treated with lovo-cel may experience a reduction of vaso-occlusive events following successful engraftment, there can be no assurance that they will not experience vaso-occlusive events in the future. We have experienced unexpected results in the past, and we may experience unexpected results in the future.
Even if our product candidates demonstrate safety and efficacy in clinical studies, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. We may experience delays or rejections based upon additional government regulation from future legislation or administrative action, changes in regulatory agency policy, or additional regulatory feedback or guidance during the period of product development, clinical studies and the review process. The field of cell and gene therapy is evolving, and as more products are reviewed by regulatory authorities, they may impose additional requirements that were not previously anticipated. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our treatment candidates or may require the inclusion of limitations or warnings that may be different from those of our competitors. For example, the development of our product candidates for pediatric use is an important part of our current business strategy, and if we are unable to obtain marketing approval for the desired age ranges, such as using lovo-cel for treatment for children with sickle cell disease ages 12 and older, our business may suffer, including as a result of our inability to close the announced sale of a priority review voucher we may be eligible to receive should lovo-cel be approved for patients with sickle cell disease ages 12 and older.
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
We have limited experience as a commercial company as we have only recently launched ZYNTEGLO and SKYSONA in the U.S., our first two commercial products marketed in the U.S. Consequently, there is limited information about our ability to overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry in the U.S. To execute our business plan, we will need to successfully:
•gain regulatory approval to commercialize lovo-cel in the United States;
•sustain adequate pricing and reimbursement for ZYNTEGLO and SKYSONA, across all U.S. payer segments, and obtain pricing and reimbursement for lovo-cel across payers in the U.S., when and if approved;
•establish and maintain, in the regions where we hope to treat patients, relationships with qualified treatment centers who will be treating the patients who receive ZYNTEGLO, SKYSONA, and lovo-cel, when and if approved;
•manage our manufacturing capabilities and supply chain operations in the coordination and delivery of drug product to patients at qualified treatment centers;
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
The commercial success of ZYNTEGLO, SKYSONA, and of lovo-cel following marketing approval, if and when obtained, will depend in part on the medical community, patients, and third-party or governmental payers accepting gene therapy products in general, and ZYNTEGLO, SKYSONA, and lovo-cel, in particular, as medically useful, cost-effective, and safe. ZYNTEGLO, SKYSONA, and lovo-cel, which we may bring to the market if approved, may not gain market acceptance by physicians, patients, payers and other stakeholders. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of ZYNTEGLO, SKYSONA, and of lovo-cel, if and when approved, will depend on a number of factors, including:
•the potential and perceived efficacy and potential advantages over alternative treatments, including over direct competitors in the gene therapy space;

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
•given the complexity of manufacturing product and the reduced operational success rates in connection with the transition to commercial manufacturing, the perception or possibility that issues may continue to arise in the supply of product which could delay treatment;
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
Even if a product displays a favorable efficacy and safety profile in clinical studies, market acceptance of the product will not be known until some period after it is launched. Our efforts to educate the medical community and payers on the benefits of our products may require significant resources and may never be successful. For instance, following marketing approval of ZYNTEGLO in the European Union, we did not reach agreement with payers on an acceptable price for reimbursement in our priority markets in Europe, and as a result we are no longer seeking to commercialize our products and product candidates in Europe for the foreseeable future. Our efforts to educate the marketplace may require more resources than are required by the conventional technologies marketed by our competitors. Any of these factors may cause ZYNTEGLO, SKYSONA, or lovo-cel, to be unsuccessful or less successful than anticipated.
Our ability to successfully commercialize our products or product candidates, if approved, including our ability to achieve their widespread market acceptance, is critical to the success of our business.
We dedicate a substantial amount of our resources to the commercialization of ZYNTEGLO and SKYSONA. Our ability to generate revenue in the near-term will depend almost entirely on our ability to execute on our commercialization plans and the level of market adoption for, and the continued use of, ZYNTEGLO and SKYSONA and, if approved, lovo-cel, by physicians, hospitals, patients, and/or healthcare payers, including government payers, consumers, managed care organizations, and specialty pharmacies. If we are not successful in commercializing our products, including achieving and maintaining an adequate level of market adoption, our profitability and our future business prospects will be adversely impacted.
Future expansion of commercial opportunity is dependent upon lifecycle management and access to complementary therapies. Our efforts to reduce cost of goods through efficiencies of scale or new technologies, such as improved mobilization, may not be successful and/or we may not have access to the complementary technologies we need to succeed, which could impact the level of future profitability. For instance, improvements in conditioning regimens (which could increase the patient population who has access to our products), may not be successfully developed and approved, and if they are, we may not have access to those improvements which, in most instances, are technology owned by third parties. Additionally, the future opportunity to market our therapies in geographies outside the U.S. through partnership or our internal efforts may not materialize.

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
Furthermore, a significant proportion of the patient populations for ZYNTEGLO, SKYSONA, and lovo-cel lies outside of the United States. We currently expect to focus our operations and efforts on markets in the United States and will need to rely heavily on third parties for commercializing any products in geographies outside of the United States, if at all. We may enter into collaborations with third parties to utilize their mature marketing and distribution capabilities, but we may be unable to enter into agreements on favorable terms, if at all. If we do not enter into collaboration arrangements with third parties to pursue regulatory authorization or commercialization of our programs for markets outside of the United States, or if our future collaborative partners do not commit sufficient resources to such efforts, we may be unable to generate sufficient revenue to sustain our business.
We may encounter challenges with engaging or coordinating with qualified treatment centers needed for the ongoing commercialization of ZYNTEGLO and SKYSONA and the potential commercialization of lovo-cel.
Our commercial strategy is to engage apheresis and transplant centers as qualified treatment centers for the collection of patient HSCs and infusion of the drug product once manufactured. To ensure that the qualified treatment centers are prepared to collect patient HSCs and to ship them to our transduction facilities in accordance with our specifications and regulatory requirements, we train and conduct quality assessments of each center as part of engagement. These qualified treatment centers are the first and last points on our complex supply chain to reach patients in the commercial setting. We may not be able to engage qualified treatment centers in all of the regions in our commercial launch strategy, or we may encounter other challenges or delays in engaging qualified treatment centers. For instance, we have currently signed agreements with 29 such treatment centers and our corporate strategy is to contract with at least 40 such centers by the end of 2023; however, our ability to reach this goal depends on many factors beyond our control, including, for example, the availability of contracting staff at the centers, and as a result we may experience delays. Any delay or failure to meet these goals may limit patient access to our therapies and, accordingly, have a material adverse effect on our commercial forecasts and business.
Furthermore, we may fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the drug product back to the patient. Logistical and shipment delays and problems caused by us, our third-party vendors, and other factors not in our control, such as weather, could prevent or delay the manufacture of or delivery of drug product to patients. If our qualified treatment centers fail to perform satisfactorily, we may suffer reputational, operational, and business harm. Additionally, delays with infusion at the qualified treatment centers, due to, for instance, the patient's schedule or health condition or such center’s capacity, or due to the need for multiple cell collections, could result in a patient becoming medically ineligible for our treatment, the drug product becoming unusable and loss of medical coverage, which would have a material adverse effect on commercial sales.
We are required to maintain a complex chain of identity and chain of custody with respect to patient material as it moves through the manufacturing process, from the qualified treatment center to the transduction facility, and back to the patient. Failure to maintain chain of identity and chain of custody could result in adverse patient outcomes, loss of product or regulatory action.
The insurance coverage and reimbursement status of newly-approved products in the United States is uncertain. Due to the novel nature of our technology and the potential for our products to offer lifetime therapeutic benefit in a single administration, we face unique and additional challenges in obtaining adequate coverage and reimbursement for our products. Failure to obtain or maintain adequate coverage and reimbursement for any new or current product could limit our ability to market those products and decrease our ability to generate revenue.
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
In the U.S., regional Medicare Administrative Contractors (“MACs”) are responsible for making a determination with regard to whether a new therapy meets the federal standard of “reasonable and necessary” such that it is covered and reimbursed by Medicare. For the Medicaid program, each State Medicaid Agency is responsible for establishing coverage criteria, billing policies, and reimbursement rates for FDA-approved drugs. Reimbursement methodologies in Medicare and Medicaid can vary based on the type of therapeutic agent and setting of care, and for Medicaid, the reimbursement methodologies also vary by state. There is uncertainty with this process both in terms of the timing of the decision making process and the coverage decision itself, and we anticipate significant exposure to the Medicaid program given the potential patient population for our products and product candidates. Our exposure to the Medicare program is anticipated to be much more limited given that only a small percentage of our patient population may be Medicare eligible (i.e., a small percentage of patients may be dually eligible for Medicare and Medicaid, in which case Medicare serves as the primary payer and Medicaid as the secondary payer for any service not otherwise covered by Medicare).
Moreover, increasing efforts by governmental and third-party payers to cap or reduce healthcare costs may cause such payers to limit both coverage and level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for ZYNTEGLO, SKYSONA, or for lovo-cel following marketing approval, if and when obtained. We expect to experience pricing pressures in connection with the sale of our products due to greater scrutiny on list prices and total prescription drug spending across all payer channels as well additional legislative changes at the state and federal level. Net prices for drugs may be reduced by mandatory discounts or rebates required by government or private payers. As a result, increasingly high barriers are being erected to the entry of new products, often in the form of limiting the patient population for whom a new therapy is deemed “medically necessary.”  Even if coverage is provided, the amount payers are willing to reimburse may not be a sufficient return on our investment.

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
We have entered into and continue to engage with payers across all channels around outcomes-based contracts for ZYNTEGLO. In the event that a payer opts for the outcomes-based contract, we will need to reserve a certain portion of revenue from each sale to account for the potential that a rebate will be owed if the patient fails to meet the pre-established outcome metric over a one- or two-year evaluation period following drug product administration. These contracts also may result in the timing of revenue recognition not corresponding to the timing of cash collection. Despite our efforts to engage with CMS and work with experts to ensure all of our payer contracting efforts comply with relevant federal and state regulations, including government price reporting obligations, given the complexity of these arrangements, we may not be able to satisfy the compliance requirements, which may result in significant fines and liability.
Collectively, these factors could affect our ability to successfully commercialize our products and generate or recognize revenues, which would adversely impact our business, financial condition, results of operations and prospects.
Risks related to the research and development of our product candidates
Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of lovo-cel or other potential product candidates.
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
The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, one or more additional confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. For example, we agreed to provide confirmatory long-term clinical data to the FDA as a condition of the SKYSONA accelerated approval, and continued approval for the approved indication will be contingent upon verification of clinical benefit with confirmatory clinical data. Moreover, certain payers, including state Medicaid agencies, may scrutinize therapies that reach the market through accelerated approval, which can lead to delays in broader access after approval and require additional company resources to address any concerns.

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
We have obtained a rare pediatric disease designation for lovo-cel for the treatment of SCD and entered into an advance agreement to sell the associated priority review voucher, if granted; however, there is no guarantee that FDA approval will result in issuance of a priority review voucher.
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
We have obtained a rare pediatric disease designation for lovo-cel for the treatment of SCD and in October 2023, we entered into an agreement to sell a priority review voucher, if received, in connection with the potential approval of lovo-cel, for $103.0 million. However, there is no guarantee that we will be able to obtain a priority review voucher, even if lovo-cel is approved by the FDA. For example, the FDA may determine that a BLA for lovo-cel, even if ultimately approved, does not meet the eligibility criteria for a priority review voucher, such as where the FDA limits approval, if ultimately received, to a patient population over 18 years of age, due to, for instance, insufficient clinical data in the pediatric population. If we do not obtain a priority review voucher in connection with the potential approval of lovo-cel, we will be unable to close the sale, which could have a material adverse effect on our business.
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
We are engaged in the development of gene therapies for severe genetic diseases, which is a competitive and rapidly-changing field. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, more experienced manufacturing capabilities, or more established commercial infrastructure. For instance, we are aware that the FDA has accepted BLAs submitted by Vertex Pharmaceuticals for the treatment of beta thalassemia and sickle cell disease. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective, safer, or less costly than any products that we may develop, or achieve patent protection, marketing approval, product commercialization and market penetration earlier than us. Additionally, technologies developed by our competitors may render our products or product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors.
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
If these third parties do not successfully carry out their contractual duties, including as a result of insolvency, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our LVV and drug products in accordance with GMP, we will not be able to support commercialization of SKYSONA and ZYNTEGLO and of lovo-cel, if and when approved. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us at any time. If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.
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
All entities involved in the preparation of therapeutics for clinical studies or commercial sale, including our existing contract manufacturers for our product candidates, are subject to extensive regulation. Some components of a finished therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with GMP. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We or our contract manufacturers must supply all necessary documentation in support of a BLA on a timely basis and where required, must adhere to the FDA’s or other regulator’s good laboratory practices ("GLP"), and GMP regulations enforced by the FDA or other regulator through facilities inspection programs. Some of our contract manufacturers, particularly those we anticipate using for the commercial production of lovo-cel (when and if approved) have not produced a commercially-approved product and therefore have not obtained the requisite FDA or other regulatory approvals to do so. Our facilities and quality systems and the facilities and quality systems of some or all of our third-party contractors may be required to successfully complete a pre-approval inspection for compliance with GMPs and other applicable regulations as a condition of marketing approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our products or product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. If these facilities do not successfully complete a pre-approval plant inspection, it is possible FDA or other marketing approval of the product candidates may be delayed or prevented.
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
Further, any plans to expand our manufacturing capacity are subject to the review and approval of regulatory authorities and there is no guarantee that we will receive such approval on the timelines we anticipate. For instance, we have not yet received approval for the planned expansion of our manufacturing capacity for ZYNTEGLO and SKYSONA. Delays in our expansion of manufacturing capacity could affect our ability to meet demand and could materially harm our business.
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
Further, changes in our operations, such as undertaking of additional programs, or business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses may also cause significant fluctuations in our expenses.
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
Federal law requires that any company that participates in the MDRP also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program is administered by HRSA and imposes a statutorily defined “ceiling price” for pharmaceutical products purchased by defined “covered entities” when administered in the outpatient setting. To date, bluebird’s therapies have been administered in the inpatient setting exclusively and we anticipate that most patients will continue to receive bluebird’s therapies in an inpatient setting. However, in the event that patients are treated in an outpatient setting, we may be required to offer the statutorily defined 340B “ceiling price” for our covered drugs to 340B covered entities for eligible sales. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low income patients. A drug that is designated for a rare disease or condition by the Secretary of Health and Human Services is not subject to the 340B ceiling price requirement with regard to the following types of covered entities: rural referral centers, sole community hospitals, critical access hospitals, and free standing cancer hospitals. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report

340B ceiling prices to the Healthcare Resources and Services Administration (HRSA) on a quarterly basis, and HRSA publishes them to 340B covered entities via a closed data portal. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized an administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. In addition, legislation may be introduced that, if passed, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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
Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.
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
On November 4, 2021, we distributed all of the outstanding shares of 2seventy bio, Inc. ("2seventy") common stock to our stockholders in connection with the separation of our oncology programs and portfolio. In connection with the distribution, we entered into a separation agreement and various other agreements (including a tax matters agreement, an employee matters agreement, transition services agreements and an intellectual property license agreement). These agreements govern the separation and distribution and the relationship between us and 2seventy going forward, including with respect to the assignment and assumption of assets and liabilities and potential tax-related losses associated with the separation and distribution. They also provide for the performance of services by each company for the benefit of the other for a period of time.
As a result of the separation, we remain contractually liable in connection with certain agreements transferred to 2seventy; for instance, we may be liable in the event of a breach by 2seventy of an assigned lease agreement, which could result in material expenses. Although the separation agreement provides for indemnification obligations designed to make 2seventy financially responsible for many liabilities that may exist relating to its business activities, whether incurred prior to or after the distribution, including any pending or future litigation, we cannot guarantee that 2seventy will be able to satisfy its indemnification obligations, including as related to the lease agreement. It is also possible that a court would disregard the allocation agreed to between us and 2seventy and require us to assume responsibility for obligations allocated to 2seventy. Third parties could also seek to hold us responsible for any of these liabilities or obligations, and the indemnity rights we have under the separation agreement may not be sufficient to fully cover all of these liabilities and obligations. Even if we are successful in obtaining indemnification, we may have to bear costs temporarily. In addition, our indemnity obligations to 2seventy, including those related to assets or liabilities allocated to us, may be significant. These risks could negatively affect our business, financial condition or results of operations.
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
•global macroeconomic conditions, including as impacted by geopolitical conflicts and war;
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
We may be subject to litigation, which may result in substantial costs and a diversion of management's attention and resources, which could harm our business.
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
We are also a party to litigation and subject to claims incident to the ordinary course of business. For instance, as discussed in Part II, Item 1, “Legal Proceedings”, San Rocco Therapeutics, LLC, has filed a complaint against us in the United States District Court for the District of Massachusetts, alleging, among other things, civil violations of the Federal Racketeer Influenced and Corrupt Organizations Act, and antitrust violations under state and federal law and seeking declaratory relief and money damages. Although we believe that these claims have no merit, the outcome of litigation is inherently unpredictable. An adverse result in any litigation could materially harm our financial condition, reputation and business. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.
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
The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, rising interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, geopolitical conflicts and war, and uncertainty about economic stability. If the equity and credit markets continue to deteriorate or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers or other third-party providers may not survive an economic downturn or recession. As a result, our business, results of operations and price of our common stock may be adversely affected.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
(a)    None.
(b)    None.
(c)    Not applicable.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1*	Separation Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	2.1	November 4, 2021
2.2*	Asset Purchase Agreement, dated as of November 29, 2022, by and between bluebird bio, Inc. and argenx BV	8-K	001-35966	2.1	November 30, 2022
2.3*	Asset Purchase Agreement, dated as of January 5, 2023, by and between bluebird bio, Inc. and Bristol-Myers Squibb Company	8-K	001-35966	2.1	January 6, 2023
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 20, 2023
3.3	Amended and Restated By-laws of the Registrant	10-K	001-35966	3.2	February 23, 2021
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
4.2	Form of Pre-Funded Warrant	8-K	001-35966	4.1	September 8, 2021
10.1†	Second Amendment to Master Manufacturing Services Agreement, dated September 21, 2023, by and between the Registrant and Lonza Houston, Inc.	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

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

bluebird bio, Inc.
Date: November 7, 2023	By:	/s/ Andrew Obenshain
Andrew Obenshain President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: November 7, 2023	By:	/s/ Christopher Krawtschuk
Christopher Krawtschuk Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer and Duly Authorized Officer)