Form 10-Q
period 2024-03-31
bluebird bio, Inc.
filed 2024-09-13
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
bluebird bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of March 31, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$212,047	$221,755
Prepaid expenses	11,511	14,800
Inventory	30,305	22,919
Due from factor	970	560
Receivables and other current assets	16,768	21,651
Total current assets	271,601	281,685
Property, plant and equipment, net	90,366	65,936
Goodwill	5,646	5,646
Intangible assets, net	10,244	10,438
Operating lease right-of-use assets	195,209	201,113
Restricted cash and other non-current assets	58,417	54,343
Total assets	$631,483	$619,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,387	$18,498
Due to factor	2,520	2,520
Accrued expenses and other current liabilities	64,096	73,188
Term loan debt	68,995	—
Operating lease liability, current portion	24,363	21,202
Financing lease liability, current portion	114,212	84,705
Total current liabilities	293,573	200,113
Operating lease liability, net of current portion	180,683	186,687
Financing lease liability, net of current portion	26,089	37,732
Other non-current liabilities	92	92
Total liabilities	500,437	424,624
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 250,000 shares authorized; 193,583 and 192,772 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,913	1,905
Additional paid-in capital	4,461,373	4,454,756
Accumulated other comprehensive loss	(2,108)	(1,796)
Accumulated deficit	(4,330,132)	(4,260,328)
Total stockholders’ equity	131,046	194,537
Total liabilities and stockholders’ equity	$631,483	$619,161
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(unaudited)
(in thousands, except per share data)

	For the three months ended March 31,
	2024	2023
		(As Restated)
Revenue:
Product revenue, net	$18,561	$2,296
Other revenue	12	85
Total revenues	18,573	2,381
Cost of product revenue	25,864	5,512
Gross margin	(7,291)	(3,131)
Operating expenses:
Selling, general and administrative	46,329	37,467
Research and development	25,072	41,587
Total operating expenses	71,401	79,054
Gain from sale of priority review voucher, net	—	92,930
(Loss) income from operations	(78,692)	10,745
Interest income	2,579	2,828
Interest expense	(4,856)	(4,270)
Other income, net	11,165	9,627
(Loss) income before income taxes	(69,804)	18,930
Income tax (expense) benefit	—	—
Net (loss) income	$(69,804)	$18,930
Net (loss) income per share - basic	$(0.36)	$0.18
Net (loss) income per share - diluted	$(0.36)	$0.18
Weighted-average number of common shares used in computing net (loss) income per share - basic:	193,151	102,920
Weighted-average number of common shares used in computing net (loss) income per share - diluted:	193,151	103,303
Other comprehensive (loss) income:
Other comprehensive (loss) income, net of tax benefit (expense) of $0.0 million for the three months ended March 31, 2024 and 2023	(312)	984
Total other comprehensive (loss) income	(312)	984
Comprehensive (loss) income	$(70,116)	$19,914

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2023	192,772	$1,905	$4,454,756	$(1,796)	$(4,260,328)	$194,537
Vesting of restricted stock units	811	8	(8)	—	—	—
Issuance of warrants	—	—	2,571	—	—	2,571
Stock-based compensation expense	—	—	4,054	—	—	4,054
Other comprehensive (loss) income	—	—	—	(312)	—	(312)
Net (loss) income	—	—	—	—	(69,804)	(69,804)
Balances at March 31, 2024	193,583	$1,913	$4,461,373	$(2,108)	$(4,330,132)	$131,046

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2022 (As Restated)	82,923	$830	$4,185,988	$(4,070)	$(4,048,415)	$134,333
Vesting of restricted stock units	382	3	(198)	—	—	(195)
Exercise of stock options	3	—	7	—	—	7
Purchase of common stock under ESPP	62	1	226	—	—	227
Issuance of common stock	23,000	230	130,061	—	—	130,291
Stock-based compensation expense	—	—	5,843	—	—	5,843
Other comprehensive (loss) income	—	—	—	984	—	984
Net (loss) income	—	—	—	—	18,930	18,930
Balances at March 31, 2023 (As Restated)	106,370	$1,064	$4,321,927	$(3,086)	$(4,029,485)	$290,420
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the three months ended March 31,
	2024	2023
		(As Restated)
Cash flows from operating activities:
Net (loss) income	$(69,804)	$18,930
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	15,469	6,172
Stock-based compensation expense	3,761	5,391
Noncash research and development expense (finance lease)	—	1,441
Noncash operating lease expense	5,904	7,423
Gain from sale of priority review voucher	—	(92,930)
Excess inventory reserve	91	2,583
Noncash interest related to debt	156	—
Other non-cash items	(10)	237
Gain on foreign currency exchange rates	(777)	(108)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(13,528)	(3,689)
Inventory	(7,185)	(5,331)
Accounts payable	1,454	1,260
Accrued expenses and other liabilities	(10,299)	(7,206)
Accrued interest payable under finance lease	2,936	915
Operating lease liabilities	(2,844)	(6,361)
Deferred revenue	—	(85)
Net cash used in operating activities	(74,676)	(71,358)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,775)	(232)
Purchases of marketable securities	—	(19,610)
Proceeds from maturities of marketable securities	—	4,021
Proceeds from sales of marketable securities	—	5,853
Proceeds from previously transferred invoices	1,120	—
Purchase of intangible assets	—	(868)
Proceeds from sale of priority review voucher	—	92,972
Net cash (used in) provided by investing activities	(655)	82,136
Cash flows from financing activities:
Proceeds from the issuance of debt, net of fees paid to lender	71,316	—
Proceeds allocated to detachable warrants issued in conjunction with debt	2,669	—
Payments of debt issuance costs	(2,250)	—
Proceeds from exercise of stock options and ESPP contributions	—	7
Proceeds from the transfer of invoices	15,120	—
Proceeds from vesting of restricted stock	—	(196)
Principal payments on finance leases	(22,210)	(15,280)
Proceeds from the secondary public offering, net of issuance costs	—	130,645
Net cash provided by financing activities	64,645	115,176
(Decrease) increase in cash, cash equivalents and restricted cash	(10,686)	125,954
Cash, cash equivalents and restricted cash at beginning of period	274,597	158,445
Cash, cash equivalents and restricted cash at end of period	$263,911	$284,399
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$212,047	$239,045
Restricted cash included in other current assets	3,866	1,417

Restricted cash included in restricted cash and other non-current assets	47,998	43,937
Total cash, cash equivalents and restricted cash	$263,911	$284,399
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	—	189
Offering expenses included in accounts payable and accrued expenses	—	523
Priority review voucher expenses accrued or in accounts payable	—	43
Right-of-use assets obtained in exchange for financial lease liabilities	38,669	(214)
Beneficiary interest obtained in transferred invoices	1,680	—
Derecognition of due to factor liabilities	15,120	—
Cash paid during the period for income taxes	1	2
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
The Company’s programs in severe genetic diseases include ZYNTEGLO (betibeglogene autotemcel, also known as beti-cel) as a treatment for β-thalassemia; LYFGENIA (lovotibeglogene autotemcel, also known as lovo-cel) as a treatment for sickle cell disease ("SCD"); and SKYSONA (elivaldogene autotemcel, also known as eli-cel) as a treatment for cerebral adrenoleukodystrophy ("CALD"). On August 17, 2022, ZYNTEGLO was approved by the U.S. Food and Drug Administration ("FDA") for the treatment of adult and pediatric patients with ß-thalassemia who require regular red blood cell transfusions. On September 16, 2022, the FDA granted Accelerated Approval of SKYSONA to slow the progression of neurologic dysfunction in boys 4-17 years of age with early, active CALD. On December 8, 2023, LYFGENIA was approved by the FDA for the treatment of patients 12 years of age or older with sickle cell disease and with a history of vaso-occlusive-events.
In August 2023, the Company entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") to sell shares of the Company’s common stock up to $125.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. As of March 31, 2024, the Company has made no sales pursuant to the Sales Agreement.
In December 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC ("Goldman") and J.P. Morgan Securities LLC, to sell 83.3 million shares of the Company's common stock. The Company received net proceeds of approximately $118.1 million.
In March 2024, the Company entered into a five-year term loan facility agreement with Hercules Capital, Inc. to secure debt financing for up to $175 million, available in four tranches. This is described in Note 8, Term Loan Debt, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Since its inception, the Company has incurred significant operating losses and negative operating cash flows. As of March 31, 2024, the Company had an accumulated deficit of $4.3 billion. During the three months ended March 31, 2024, the Company incurred a net loss of $69.8 million and used $74.7 million of cash in operations. As of March 31, 2024, the Company had cash and cash equivalents of $212.0 million.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP as included in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2024 and 2023.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2024 (the "2023 Annual Report on Form 10-K").
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
Restatement of Previously Issued Financial Statements
As previously disclosed in the Company's 2023 Annual Report Form 10-K filed with the SEC on September 13, 2024, the Company is restating its previously issued unaudited condensed consolidated financial information for the first quarter ended March 31, 2023 due to multiple prior period misstatements. The accompanying condensed consolidated financial information as of and for the quarter ended March 31, 2023 have been restated in this Quarterly Report on Form 10-Q (see Note 15: Restatement of Previously Issued Financial Statements). In addition, the Company has corrected the accompanying footnotes in connection with the restatement.
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2024 are consistent with those discussed in Note 3 to the consolidated financial statements included in the Company’s 2023 Annual Report on Form 10-K.

Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, interest expense has been reclassified from interest income to interest expense in the consolidated statement of operations and comprehensive (loss) income. These reclassifications had no effect on the reported results of operations.
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

3. Product revenue and reserves
For the three months ended March 31, 2024 and 2023, the Company recorded $18.6 million and $2.3 million, respectively, of product revenue. Product revenue by therapy represents:

	For the three months ended March 31,
	2024	2023
ZYNTEGLO	$18,561	$—
SKYSONA	—	2,296
Total product revenue, net	$18,561	$2,296
Six individual customers accounted for 100% of product revenue for the three months ended March 31, 2024 and one individual customer accounted for 100% of product revenue for the three months ended March 31, 2023.
The Company considers there to be revenue concentration risks for customers that represent product revenues that exceed 10% of total product revenue. The concentration of the Company’s product revenue within a particular customer may have a material adverse effect on the Company’s revenue and results of operations if sales with the respective customer experience difficulties. All product revenue during the three months ended March 31, 2024 and 2023 were within the United States.
The following table summarizes an analysis of the change in reserves for gross to net deductions for the periods indicated:

Total
Balance at December 31, 2023	$5,365
Provision for rebates	3,780
Payments/credits	—
Balance at March 31, 2024	$9,145

4. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2024
Assets:
Cash and cash equivalents	$212,047	$212,047	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	—	—	—	—
Due from factor:
Beneficiary interest in factored invoices	1,120	—	—	1,120
Total	$213,167	$212,047	$—	$1,120
December 31, 2023
Assets:
Cash and cash equivalents	$221,755	$221,755	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	—	—	—	—
Receivables and other current assets:
Beneficiary interest in factored invoices	560	—	—	560
Total	$222,315	$221,755	$—	$560

Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of March 31, 2024 and December 31, 2023, cash and cash equivalents comprise funds in cash and money market accounts held at multiple banking and asset management institutions.
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
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. At March 31, 2024 and December 31, 2023, the balance in the Company’s accumulated other comprehensive loss was composed primarily of activity related to the Company’s available-for-sale debt securities. There were no and $0.1 million of realized losses recognized on the sale or maturity of available-for-sale debt securities during the three months ended March 31, 2024 and 2023, respectively.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.3 million and $0.3 million as of March 31, 2024 and December 31, 2023, respectively. No accrued interest receivable was written off during the three months ended March 31, 2024 or 2023.
Factoring agreement
Due from factor classified as Level 3 within the valuation hierarchy consists of beneficiary interest in transferred invoices. The Company estimates the fair value of the beneficiary interest based on the estimated cash flows after applying counterparty and credit risk adjustments associated with the factoring agent and distributors, respectively. As of March 31, 2024, no adjustment to the beneficiary interest in invoices sold was deemed an unobservable input and was determined based from ongoing credit evaluations and historical experience with aging of such invoices, among other factors. A significant change to this input could result in a significantly lower or higher fair value measurement.
The following table shows a reconciliation of the beginning and ending balances for Level 3 financial liabilities measured at fair value on a recurring basis for the three months ended March 31, 2024:

For the three months ended March 31,
2024
Level 3 financial assets, beginning of period	$560
Beneficiary interest obtained in transferred invoices	1,680
Proceeds from previously transferred invoices	(1,120)
Level 3 financial assets, end of period	$1,120

5. Inventory
Inventory, net, consists of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Raw materials	$3,177	$2,329
Work in progress	22,146	17,375
Finished goods	4,982	3,215
Inventory	$30,305	$22,919
Raw materials inventory consists of completed materials purchased directly from third party suppliers. Work in progress inventory consists of materials manufactured at contract manufacturing organizations ("CMOs") that are either partially completed, fully manufactured but are pending quality acceptance, or completed meeting quality acceptance standards to be used in the manufacture of drug product and drug products that are either partially completed or fully manufactured but are pending quality acceptance. Finished goods are completed and quality approved drug products that are either awaiting shipment, in-transit or delivered to a qualified treatment center, but have not yet been infused in a patient.
6. Factoring agreement
The company sells rights to future revenues associated with invoices issued upon delivery of drug product to QTCs. The upfront payments are treated as a short-term liability, presented as due to factor on our consolidated balance sheets until the right to consideration from the customer is deemed unconditional. The remaining invoice amount payable to the Company at infusion is considered a beneficial interest in the factored invoice and represents the extent of our continued involvement in the sale of invoices.

Due to Factor
For the three months ending March 31, 2024, the Company collected $15.1 million in cash receipts prior to an unconditional right to consideration and derecognized $15.1 million of due to factor amounts as a result of patient drug product infusions. Amounts presented as due to factor on the consolidated balance sheets would be subject to payment based on the repurchase requirements that exist prior to the infusion date in the factoring agreement.

Due from Factor
For the three months ending March 31, 2024, the company obtained $1.6 million of beneficiary interest in invoices and collected $1.1 million in cash receipts. Uncollected amounts presented as due from factor on the consolidated balance sheets are net of accrued fees of $0.1 million. The maximum loss exposure is $1.1 million at March 31, 2024.
The total loss from the sale of customer invoices is estimated on the patient infusion date of the drug product and was $0.3 million for the three months ending March 31, 2024. In addition to the loss from the sale of invoices the Company has incurred $0.4 million in servicing fees.
7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31, 2024	As of December 31, 2023
Accrued CMO and CRO costs	$22,481	$24,824
Accrued employee compensation	10,876	19,972
Accrued goods and services	5,453	8,391
Accrued rebates	9,194	5,365
Accrued professional fees	7,090	2,531
Accrued refund liability	—	5,600
Other	9,002	6,505
Total accrued expenses and other current liabilities	$64,096	$73,188

8. Term loan debt
2024 Term Loan
On March 15, 2024 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “LSA”) and a Warrant Agreement (the “Warrant Agreement”) with Hercules Capital and funds managed by Hercules Capital (collectively, “Hercules” or “the lenders”). Under the terms of the LSA, the Company may borrow up to an aggregate principal amount of $175.0 million over the term of the agreement, in four separate tranches (the “Term Loans”) dependent on the achievement of certain milestones. On the Effective Date, the Company drew down the initial $75.0 million of gross proceeds (“Initial Loan”), and paid initial debt issuance costs of $3.5 million, inclusive of legal fees of approximately $2.7 million and the original issuance discount (“OID”) of $0.8 million, or 1% of the drawn amount, in accordance with the terms of the LSA. Additional amounts are available to borrow in two separate $25.0 million tranches based on the Company meeting certain pre-defined milestone achievements associated with cell collection from LYFGENIA patients (35 patients on or before September 30, 2024 or 55 patients on or before December 31, 2024) (“Tranche 2”) and compliance with a gross profit metric (no later than the period ending June 30, 2025) (“Tranche 3”). Additionally, the Company may request up to an additional $50.0 million through December 15, 2026 from Hercules (“Tranche 4”). The lenders have no obligation to fund any amounts under Tranche 4 as funding is conditioned on approval by the lenders’ investment committee.
The Term Loans bear both cash interest and paid-in-kind interest (“PIK”). The cash interest is due on the first business day of each month (“Payment Date”) and will be equal to the WSJ prime rate (“prime rate”) plus 1.45% (floored at 9.95%). The PIK interest is fixed at 2.45% and is to be capitalized and added to the outstanding principal on each Payment Date. Unless prepaid by the Company at their discretion, subject to certain prepayment penalties and conditions, the Term Loans are repayable in monthly interest-only payments until April 1, 2027, or April 1, 2028, if the Company has achieved, no later than December 31, 2026, certain financial metrics (the “Performance Milestone”). After the expiration of the interest-only payment period, the Term Loans are repayable in equal monthly payments of principal and accrued interest until maturity. The Term Loans will mature on April 1, 2029.
The 2024 Term Loan is collateralized by substantially all the Company’s assets. In addition to other covenants, the 2024 Term Loan contains affirmative covenants as well as certain financial covenants, including a minimum cash coverage requirement of 40% of the outstanding principal of the term loan and a minimum net product revenue requirement that commences with the quarter ending September 30, 2024. The Company was in compliance with the minimum cash coverage covenant as of March 31, 2024, but the Company projects that it will not maintain its minimum cash coverage requirement within the next 12 months (see the Company's going concern assessment in Note 1, Description of the business). As such, the term loan is presented as a current liability as of March 31, 2024.
The Company also issued warrants under the Warrant Agreement for the right to purchase shares of the Company’s common stock to Hercules, with the number of shares to be based on the amounts borrowed under the LSA (the “Warrants”). The Warrants are exercisable for a number of shares of common stock equal to the quotient of (i.) 5% times the aggregate original principal of amounts drawn under the LSA divided by (ii.) the exercise price of $1.45 per share. As of March 31, 2024, the Company had issued 2.6 million warrants associated with the Initial Loan (“Initial Warrants”) to purchase common stock at an exercise price of $1.45 per share and a contractual life of 7 years from the Effective Date.
The Warrants have been recorded at their relative fair value using the Black-Scholes option-pricing model and the following assumptions: no dividend yield, expected volatility of 81.1%, risk free rate of 4.3%, and expected term of 7 years, equal to the life of the warrant. The relative fair value allocated to the initial warrants was $2.7 million, which was classified as additional-paid-in-capital and recorded as a debt discount which will be amortized, together with debt issuance costs, to interest expense using the effective interest method over the life of the loan at an effective interest rate of 15.7%. For the period ended March 31, 2024, the Company recorded approximately $0.5 million in interest expense associated with the Term Loans, inclusive of amounts related to the Warrants.
Refer to Note 16, Subsequent Events, for further discussion on the amendments to the LSA and the Warrant Agreement subsequent to the three months ended March 31, 2024.
9. Leases
The Company leases certain office and laboratory space, primarily located in Somerville, Massachusetts. Additionally, the Company has embedded leases through its agreements with CMOs and a contract testing organization ("CTO") in both the United States and internationally. Except as described below, there have been no material changes in lease obligations from those disclosed in Note 11 to the consolidated financial statements included in the Company's 2023 Annual Report on Form 10-K.

Embedded leases
Periodically, throughout the three months ended March 31, 2024, the Company amended several of its embedded contract manufacturing leases, some of which were accounted for as lease modifications under ASC 842. The lease modifications primarily relate to the execution of new statements of work with the vendors or the extension of contractual terms.
As it relates to embedded leases related to drug product manufacturing and quality testing, the Company increased its finance lease right-of-use assets in the amount of $28.3 million.
As it relates to embedded leases related to drug substance manufacturing, the Company decreased its finance lease right-of-use assets in the amount of $3.8 million.
The following paragraphs describe the significant lease modifications to the Company’s embedded contract manufacturing leases.
Embedded Leases – Drug Substance Manufacturing
In March 2024, the Company extended its embedded lease for the manufacturing of vector and is obligated under the defined production schedule through May 2024.
Embedded Leases – Drug Product Manufacturing
In January 2024, the Company amended its lease agreement with a CMO to expand into two additional controlled environment rooms, both designated for the Company's exclusive use during the term of the agreement. Pursuant to the amended agreement, the Company is obligated to pay a monthly fixed fee for each additional space in addition to fees based on committed production levels through the remaining lease term, which ends in February 2025. The fixed portion of the fee is included as part of the Company’s lease liability.
Embedded Leases – Quality Testing
In January 2024, the Company entered into a Reserved Capacity Agreement with a CTO that provides clinical development services. The Reserved Capacity Agreement amended the Company’s existing master contract services agreement with the CTO and provides for legally binding minimum purchase commitments with step decreases throughout its three-year contract term in six-month increments. The Company included the “firm” legally binding portion of the forecast through 2026 as part of its fixed minimum lease liability.

Summary of all lease costs recognized under ASC 842
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating and finance leases for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31,
	2024	2023
		(As Restated)
Finance leases
Interest expense	$4,347	$4,267
Amortization expense	14,328	5,216
Total fixed finance lease cost	$18,675	$9,483
Operating leases
Fixed lease cost	9,486	11,470
Total fixed operating lease cost	9,486	11,470
Variable lease cost	6,043	6,862
Short-term lease cost	76	52
Total lease cost	$34,280	$27,867

Operating sublease income	$10,346	$10,108

Cash paid in the measurement of lease liabilities
Operating cash flows used for operating leases	2,844	6,361
Operating cash flows used for finance leases	1,411	3,352
Financing cash flows for finance leases	22,210	15,280
Other information
Weighted average remaining lease term - finance leases	1.42 years	2.30 years
Weighted average discount rate - finance leases	14.45%	15.13%
Weighted average remaining lease term - operating leases	6.75 years	7.59 years
Weighted average discount rate - operating leases	7.00%	7.04%
As of March 31, 2024, future minimum commitments under ASC 842 under the Company’s leases were as follows (in thousands):

	Operating Leases	Financing Leases
Remaining Lease Payments
Remainder of 2024	28,492	102,277
2025	37,084	41,270
2026	35,719	3,422
2027	36,742	2,548
2028	37,795	1,043
2029 and thereafter	81,986	—
Total	257,818	150,560
Less: Imputed Interest	(52,772)	(10,259)
Present Value of Lease Liabilities	$205,046	$140,301

10. Commitments and contingencies
Lease commitments
The Company leases certain office and laboratory space and has embedded leases at CMOs and a CTO. As of March 31, 2024, the Company has commitments arising from a forward starting lease that had not yet commenced related to an embedded equipment lease with a CMO. This lease is expected to commence in 2025 with an initial lease term of three years. Fixed commitments under this contract approximate $56.8 million. The following table presents the non-cancelable contractual obligations arising from this arrangement as of the three months ended March 31, 2024 (in thousands):

Future commitment
Remainder of 2024	$—
2025	13,763
2026	17,858
2027	17,858
2028	7,310
2029 and thereafter	—
Total purchase commitments	$56,789
Refer to Note 9, Leases, for further information on the terms of these lease agreements.
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
There have been no material changes in claims and complaints from those disclosed in Note 12 to the consolidated financial statements included in the Company's 2023 Annual Report on Form 10-K.
11. Equity
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

In August 2023, the Company entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") to sell shares of the Company’s common stock up to $125.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. As of March 31, 2024, the Company has made no sales pursuant to the Sales Agreement.
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
12. Stock-based compensation
In June 2023, the Company’s stockholders approved the bluebird bio, Inc. 2023 Incentive Award Plan (the “2023 Plan”), which replaced the 2013 Stock Option and Incentive Plan (“2013 Plan”). Following approval of the 2023 Plan, no further awards will be granted under the 2013 Plan. As of March 31, 2024, the total number of shares of common stock available for issuance under the 2023 Plan was approximately 2.1 million.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $3.8 million and $5.4 million during the three months ended March 31, 2024 and 2023, respectively. Stock-based compensation expense recognized by award type is included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended March 31,
	2024	2023
Stock options	$1,230	$1,723
Restricted stock units	2,451	3,668
Employee stock purchase plan and other	80	—
	$3,761	$5,391

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended March 31,
	2024	2023
Cost of product revenue	491	103
Selling, general and administrative	2,335	2,361
Research and development	935	2,927
	$3,761	$5,391
During the three months ended March 31, 2024 and 2023, the Company had $0.3 million and $0.5 million of stock compensation expense that was capitalized into inventory.
Stock options
The following table summarizes the stock option activity under the Company’s equity award plans excluding awards held by employees of 2seventy bio:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2023	4,227	$14.16
Granted	2,572	$1.56
Exercised	—	$—
Canceled, forfeited, or expired	(229)	$16.55
Outstanding at March 31, 2024	6,570	$9.16
Exercisable at March 31, 2024	1,871	$22.75
Vested and expected to vest at March 31, 2024	6,570	$9.16
During the three months ended March 31, 2024, no stock options were exercised.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans excluding awards held by employees of 2seventy bio:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested at December 31, 2023	4,207	$6.08
Granted	2,177	$1.56
Vested	(785)	$7.14
Forfeited	(205)	$4.41
Unvested at March 31, 2024	5,394	$4.16
Employee stock purchase plan
In June 2013, the Company's board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. In June 2021, the Company amended the 2013 ESPP to authorize an additional 1.4 million shares of the Company’s common stock available to participating employees. During each of the three months ended March 31, 2024 and 2023, no shares and less than 0.1 million shares, respectively, of common stock were issued under the 2013 ESPP.

13. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax benefit recognized during the three months ended March 31, 2024 was $0.0 million due to the full valuation allowance.
14. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

For the three months ended March 31,
2024
Outstanding stock options(1)	7,903
Restricted stock units(1)	5,449
Warrants	2,586
ESPP shares and other	84
16,022
(1) Outstanding stock options and restricted stock units include awards outstanding to employees of 2seventy bio.

Net loss per share for the three months ended March 31, 2024 was $0.36.
During the three months ended March 31, 2023, the Company had net income of $18.9 million. Basic weighted-average common shares outstanding were 102.9 million, the effect of dilutive securities was 0.4 million, and diluted weighted-average common shares outstanding were 103.3 million. Basic earnings per share and diluted earnings per share were both $0.18.

15. Restatement of Previously Issued Financial Statements

As further described below, as well as in Note 2 - Basis of Presentation, the Company identified several prior period misstatements that impacted its unaudited quarterly condensed consolidated financial statements for the quarter ended March 31, 2023. Such restated and unaudited quarterly financial data and the related impacted amounts were presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

As part of the restatement, the Company recorded adjustments to correct the material misstatements related to accounting for embedded leases and other immaterial errors.

The following tables present the restated unaudited Condensed Consolidated Financial Information for the quarter ended March 31, 2023.

Consolidated Statements of Operations and Comprehensive Loss

	For the three months ended March 31, 2023
	As Previously Reported	Adjustments to Embedded Leases	Other Adjustments	As Restated
Revenue:
Product revenue, net	$2,296	$—	$—	$2,296
Other revenue	85	—	—	85
Total revenues	2,381	—	—	2,381
Cost of product revenue	3,376	2,136	—	5,512
Gross margin	(995)	(2,136)	—	(3,131)
Operating expenses:
Research and development	46,144	(4,516)	(41)	41,587
Selling, general and administrative	37,354	113	—	37,467
Total operating expenses	83,498	(4,403)	(41)	79,054
Gain from sale of priority review voucher, net	92,930	—	—	92,930
Income from operations	8,437	2,267	41	10,745
Interest income	2,828	—	—	2,828
Interest expense	(3)	(4,267)	—	(4,270)
Other income, net	9,978	(351)	—	9,627
Income before income taxes	21,240	(2,351)	41	18,930
Income tax (expense) benefit	—	—	—	—
Net income	21,240	(2,351)	41	18,930
Net income per share - basic (1)	$0.21	$(0.02)	$—	$0.18
Net income per share - diluted (1)	$0.21	$(0.02)	$—	$0.18
Weighted-average number of common shares used in computing net income per share - basic:	102,920	102,920	102,920	102,920
Weighted-average number of common shares used in computing net income per share - diluted:	103,303	103,303	103,303	103,303
Other comprehensive income:
Other comprehensive income, net of tax (benefit) expense of $0.0 million for the three months ended March 31, 2023	984	—	—	984
Total other comprehensive income	984	—	—	984
Comprehensive income	$22,224	$(2,351)	$41	$19,914

(1) Due to differences in rounding to the nearest cent per basic or diluted share, totals may not equal the sum of the line items.

Statements of Changes in Stockholders' Equity:

	Common stock		Additional paid-in capital	Accumulated other comprehensive (loss) income	Accumulated deficit	Total stockholders' equity
	Shares	Amount
As Previously Reported
Balances at December 31, 2022	82,923	$830	$4,186,086	$(4,070)	$(3,986,503)	$196,343
Vesting of restricted stock	382	3	(198)	—	—	(195)
Exercise of stock options	3	—	7	—	—	7
Purchase of shares under ESPP	62	1	226	—	—	227
Issuance of common stock for private equity placement	23,000	230	130,061	—	—	130,291
Issuance of unrestricted stock awards to settle accrued employee compensation
Stock-based compensation	—	—	5,843	—	—	5,843
Other comprehensive income	—	—	—	984	—	984
Net income	—	—	—	—	21,240	21,240
Balances at March 31, 2023	106,370	$1,064	$4,322,025	$(3,086)	$(3,965,263)	$354,740

Adjustments to Embedded Leases
Balances at December 31, 2022	$—	$—	$—	$—	$(59,700)	$(59,700)
Vesting of restricted stock	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Purchase of shares under ESPP	—	—	—	—	—	—
Issuance of common stock for private equity placement	—	—	—	—	—	—
Issuance of unrestricted stock awards to settle accrued employee compensation
Stock-based compensation	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—
Net income	—	—	—	—	(2,351)	(2,351)
Balances at March 31, 2023	—	$—	$—	$—	$(62,051)	$(62,051)

Other Adjustments
Balances at December 31, 2022	—	—	(98)	—	(2,212)	(2,310)
Vesting of restricted stock	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Purchase of shares under ESPP	—	—	—	—	—	—
Issuance of common stock for private equity placement	—	—	—	—	—	—
Issuance of unrestricted stock awards to settle accrued employee compensation
Stock-based compensation	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—
Net income	—	—	—	—	41	41
Balances at March 31, 2023	—	$—	$(98)	$—	$(2,171)	$(2,269)

As Restated
Balances at December 31, 2022	82,923	830	4,185,988	(4,070)	(4,048,415)	134,333
Vesting of restricted stock	382	3	(198)	—	—	(195)
Exercise of stock options	3	—	7	—	—	7

Purchase of shares under ESPP	62	1	226	—	—	227
Issuance of common stock for private equity placement	23,000	230	130,061	—	—	130,291
Issuance of unrestricted stock awards to settle accrued employee compensation
Stock-based compensation	—	—	5,843	—	—	5,843
Other comprehensive income	—	—	—	984	—	984
Net income	—	—	—	—	18,930	18,930
Balances at March 31, 2023	106,370	$1,064	$4,321,927	$(3,086)	$(4,029,485)	$290,420

Consolidated Statement of Cash Flows

	For the three months ended March 31,
	2023
	As Previously Reported	Adjustments to Embedded Leases	Other Adjustments	As Restated
Cash flows from operating activities:
Net income	$21,240	$(2,351)	$41	$18,930
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,082	5,131	(41)	6,172
Stock-based compensation expense	5,391	—	—	5,391
Noncash research and development expense (finance lease)	—	1,441	—	1,441
Noncash operating lease expense	—	7,423	—	7,423
Gain from sale of priority review voucher	(92,930)	—	—	(92,930)
Excess inventory reserve	228	—	2,355	2,583
Other non-cash items	237	—	—	237
Gain on foreign currency exchange rates	—	(108)	—	(108)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(9,335)	2,846	2,800	(3,689)
Inventory	(3,586)	610	(2,355)	(5,331)
Operating right of use assets	11,829	(11,829)	—	—
Accounts payable	(6,443)	7,703	—	1,260
Accrued expenses and other liabilities	(9,065)	1,859	—	(7,206)
Accrued interest payable under finance lease	—	915	—	915
Operating lease liabilities	(8,001)	1,640	—	(6,361)
Deferred revenue	2,715	—	(2,800)	(85)
Net cash used in operating activities	(86,638)	15,280	—	(71,358)
Cash flows from investing activities:
Purchase of property, plant and equipment	(232)	—	—	(232)
Purchases of marketable securities	(19,610)	—	—	(19,610)
Proceeds from maturities of marketable securities	4,021	—	—	4,021
Proceeds from sales of marketable securities	5,853	—	—	5,853
Purchase of intangible assets	(868)	—	—	(868)
Proceeds from sale of priority review voucher	92,972	—	—	92,972
Net cash provided by investing activities	82,136	—	—	82,136
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP contributions	7	—	—	7
Proceeds from vesting of restricted stock	(196)	—	—	(196)
Principal payments on finance lease	—	(15,280)	—	(15,280)
Proceeds from the secondary public offering, net of issuance costs	130,645	—	—	130,645
Net cash provided by financing activities	130,456	(15,280)	—	115,176
Increase in cash, cash equivalents and restricted cash	125,954	—	—	125,954
Cash, cash equivalents and restricted cash at beginning of year	158,445	—	—	158,445
Cash, cash equivalents and restricted cash at end of year	$284,399	$—	$—	$284,399
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$239,045	$—	$—	$239,045
Restricted cash included in receivables and other current assets	1,417	—	—	1,417
Restricted cash included in restricted cash and other non-current assets	43,937	—	—	43,937
Total cash, cash equivalents and restricted cash	$284,399	$—	$—	$284,399
Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	189	—	—	189
Offering expenses included in accounts payable and accrued expenses	523	—	—	523
Priority review voucher expenses accrued or in AP	43	—	—	43
Right-of-use assets obtained in exchange for finance lease liabilities	—	(214)	—	(214)
Cash paid during the period for income taxes	2	—	—	2

16. Subsequent events
Term Loan Debt
As previously disclosed in Note 8, Term loan debt, on March 15, 2024, the Company entered into a five-year term loan facility agreement with Hercules Capital, Inc. ("Hercules") to secure debt financing for up to $175 million, available in four tranches. The first tranche in an amount equal to $75 million was drawn at the time of closing (the "Initial Loan"). The Company may draw upon two additional tranches of $25 million each, subject to satisfaction of certain conditions, including achievement of commercial milestones. The facility also provides a fourth tranche of $50 million, available at the sole discretion of Hercules, until December 15, 2026.
The Loan and Security Agreement ("LSA") requires the Company to comply with customary affirmative and negative covenants, including, among other things, a requirement to deliver annual financial statements within 90 days of each fiscal year and quarterly financial statements within 45 days of each fiscal quarter. A failure to comply with these covenants, or failure to obtain a waiver for any non-compliance, would result in an event of default under the LSA and would allow Hercules to accelerate repayment of the debt, which could materially and adversely affect the business, results of operations and financial condition of the Company. On April 30, 2024, July 9, 2024, August 13, 2024, and August 29, 2024 the Company and Hercules entered into amendments to the LSA providing for revised monthly financial reporting metrics for each month through September 30, 2024 and extension of the deadlines by which the Company must provide certain annual and quarterly financial statements.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission, or the SEC, on September 13, 2024 (the "2023 Annual Report on Form 10-K").
The Company restated the consolidated financial statements for the year ended December 31, 2022 presented in its 2023 Annual Report on Form 10-K. In addition, the Company restated its unaudited quarterly financial data for the period ended March 31, 2023. Such restated unaudited quarterly financial data and related impacted amounts were presented in the Company's 2023 Annual Report on Form 10-K. The following discussion gives effect to the restatement of our unaudited interim consolidated financial statements for the three months ended March 31, 2023. See the related discussion in Note 2, "Basis of presentation, principles of consolidation and significant accounting policies" of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Since our inception in 1992, we have devoted substantially all of our resources to our development and commercialization efforts relating to our products and product candidates, including activities to manufacture products and product candidates in compliance with good manufacturing practices (“GMP”) to conduct clinical studies of our product candidates, to provide selling, general and administrative support for these operations, to market, commercially manufacture and distribute our approved products and to protect our intellectual property. We have funded our operations primarily through the sale of common stock in our public offerings, issuance of warrants, the sale of two Rare Pediatric Disease Priority Review Vouchers ("PRVs"), debt financing agreements and through collaborations.
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
As of March 31, 2024, we had cash and cash equivalents of approximately $212.0 million. Absent the sale of our PRVs, we have never been profitable and have incurred net losses in each year since inception. Our net loss was $69.8 million for the three months ended March 31, 2024 and our accumulated deficit was $4.3 billion as of March 31, 2024. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses for the foreseeable future, if and as we:
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
Business update
We had cash and cash equivalents of approximately $212.0 million as of March 31, 2024. We will continue to generate operating losses and negative operating cash flows for the foreseeable future as we continue to commercialize ZYNTEGLO, SKYSONA, and LYFGENIA and we will require the need for additional funding to support our planned operations before becoming profitable.
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

We have based this estimate on assumptions of revenues and operating costs that may prove to be wrong. Our cash runway estimate does not include use of our restricted cash, which as of March 31, 2024 was $51.9 million. The restricted cash was unavailable for use as of March 31, 2024, and we believe at least $48.0 million of this restricted cash is unlikely to be released in the near term. In addition, our future net product revenues will depend upon the demand for our products, the size of the markets, our ability to timely scale our manufacturing capabilities to meet market demand, our ability to achieve sufficient market acceptance, reimbursement from third-party payers, adequate market share in those markets and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis, we may be required to revise our business plan and strategy, which may result in bluebird failing to achieve profitability, significantly curtailing, delaying or discontinuing the commercialization of any products or may result in bluebird being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially affected.
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
•expenses, including amortization of right-of-use assets when used in research and development, incurred under agreements with contract manufacturing organizations (“CMOs”) related to pre-commercial manufacturing activities;
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
Research and development costs including those under executory contracts and variable costs related to arrangements that contain a lease are expensed as incurred. Right-of-use assets related to arrangements with CMOs and contract testing organizations (“CTOs”) that contain a lease under ASC 842 but have no alternative future use under ASC 730 are immediately expensed to research and development expense at commencement or upon a modification until commercialization is achieved. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of our products or to what extent we will generate revenues from the commercialization and sale of our approved products. The duration, costs, and timing of clinical studies and development of our products will depend on a variety of factors, any of which could affect our research and development expenses, including:
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

	For the three months ended March 31,
	2024	2023
	(in thousands)
		(As Restated)
ZYNTEGLO (beti-cel)	$1,889	$2,644
LYFGENIA (lovo-cel)	7,085	17,635
SKYSONA (eli-cel)	469	3,692
Preclinical programs	33	309
Total direct research and development expense	9,476	24,280
Employee-and contractor-related expenses	7,831	6,954
Stock-based compensation expense	935	2,927
License and other related expenses	—	87
Laboratory and other expenses	1,785	732
Facility expenses	5,045	6,607
Total other research and development expenses	15,596	17,307
Total research and development expense	$25,072	$41,587

Gain from sale of priority review voucher, net
Gain from sale of priority review voucher, net consists of gain from the sale of our priority review vouchers. In the first quarter of 2023, we sold our PRV for aggregate net proceeds of $92.9 million. We received the PRV in September 2022 under an FDA program intended to encourage the development of treatments for rare pediatric diseases.
Interest income
Interest income consists primarily of interest income earned on investments.
Interest expense
Interest expense consists primarily of interest expense associated with finance lease arrangements and long-term debt.
Other income, net
Other income, net consists primarily of sublease income, gains and losses on disposal of fixed assets, and gains and losses on foreign currency transactions.
Critical accounting policies and significant judgements and estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies as reported in our 2023 Annual Report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations
Comparison of the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023	Change
	(in thousands)
		(As Restated)
Revenue:
Product revenue, net	$18,561	$2,296	$16,265
Other revenue	12	85	(73)
Total revenues	18,573	2,381	16,192
Cost of product revenue	25,864	5,512	20,352
Gross margin	(7,291)	(3,131)	(4,160)
Operating expenses:
Selling, general and administrative	46,329	37,467	8,862
Research and development	25,072	41,587	(16,515)
Total operating expenses	71,401	79,054	(7,653)
Gain from sale of priority review voucher, net	—	92,930	(92,930)
(Loss) income from operations	(78,692)	10,745	(89,437)
Interest income	2,579	2,828	(249)
Interest expense	(4,856)	(4,270)	(586)
Other income, net	11,165	9,627	1,538
(Loss) Income before income taxes	(69,804)	18,930	(88,734)
Income tax (expense) benefit	—	—	—
Net (loss) income	$(69,804)	$18,930	$(88,734)

Revenues. Total revenue was $18.6 million for the three months ended March 31, 2024, compared to $2.4 million for the three months ended March 31, 2023. The increase of $16.2 million was primarily attributable to increased product sales during 2024.
Cost of product revenue. Cost of product revenue was $25.9 million for the three months ended March 31, 2024, compared to $5.5 million for the three months ended March 31, 2023. The increase is primarily attributable to increased product sales during 2024.
Selling, general and administrative expenses. Selling, general and administrative expenses were $46.3 million for the three months ended March 31, 2024, compared to $37.5 million for the three months ended March 31, 2023. The net increase of $8.8 million was primarily attributable to the following:
•$5.0 million of increased net employee compensation, benefit, and other headcount-related expenses, driven by increased headcount in selling, general and administrative costs in 2024; and
•$3.8 million of increased professional fees driven by increased legal and accounting advisory fees.
Research and development expenses. Research and development expenses were $25.1 million for the three months ended March 31, 2024, compared to $41.6 million for the three months ended March 31, 2023. The net decrease of $16.5 million was primarily attributable to the following:
•$5.0 million of decreased manufacturing costs primarily driven by material production for all commercial products now being included in inventory and cost of product revenue;
•$4.3 million of decreased net employee compensation, benefit, and other headcount related expenses, including a decrease of $2.0 million in stock-based compensation expense, driven by related expenses being included in inventory and cost of product revenue for our commercial products;
•$3.4 million of decreased clinical subject treatment costs;

•$2.5 million of decreased consulting fees; and
•$2.3 million of decreased information technology and facility-related costs primarily driven by information technology and facility-related expenses now being included in inventory and cost of product revenue.
These decreased costs were partially offset by the following:
•$1.6 million of increased costs related to lab expenses driven by an increase in lab consumables.
Gain from sale of priority review voucher, net. The decrease in gain from sale of priority review voucher, net was related to the sale of a priority review voucher in the first quarter of 2023.
Interest income. The decrease in interest income was primarily related to higher cash balances in interest bearing accounts in the first quarter of 2023 compared to the first quarter of 2024.
Interest expense. The increase in interest expense was primarily due to interest expense associated with finance lease arrangements and long-term debt.
Other income, net. The increase in other income, net was primarily related to gains and losses on foreign currency transactions.
Liquidity and Capital Resources
As of March 31, 2024, we had cash and cash equivalents of approximately $212.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2024, our funds are primarily held in U.S. government agency securities and treasuries, and money market accounts with maturities at date of purchase of 90 days or less.
We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of March 31, 2024, we had an accumulated deficit of $4.3 billion. We expect our research and development expenses to decrease in conjunction with an increase in commercial activities and selling, general and administrative expense due to the commercialization of ZYNTEGLO, SKYSONA, and LYFGENIA.
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
We have based this estimate on assumptions of revenues and operating costs that may prove to be wrong. Our cash runway estimate does not include use of our restricted cash of $51.9 million, which was unavailable for use as of March 31, 2024, and we believe at least $48.0 million of this restricted cash is unlikely to be released in the near term. In addition, our future net product revenues will depend upon the demand for our products, the size of the markets, our ability to timely scale our manufacturing capabilities to meet market demand, our ability to achieve sufficient market acceptance, reimbursement from third-party payers, adequate market share in those markets and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis we may be required to revise our business plan and strategy, which may result in bluebird failing to achieve profitability, significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any products or may result in bluebird being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially affected.
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
•In August 2023, we entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") to sell shares of our common stock up to $125.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. As of March 31, 2024, we have made no sales pursuant to the Sales Agreement.
•In December 2023, we sold 83.3 million shares of common stock in an underwritten public offering at a price of $1.50 per share for aggregate net proceeds of $118.1 million.
•In March 2024, we entered into the Loan Agreement for up to $175.0 million in debt financing.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	For the three months ended March 31,
	2024	2023
	(in thousands)
		(As Restated)
Net cash used in operating activities	$(74,676)	$(71,358)
Net cash (used in) provided by investing activities	(655)	82,136
Net cash provided by financing activities	64,645	115,176
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10,686)	$125,954

Operating Activities. The $3.3 million increase in cash used in operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the increase in net loss of $88.7 million, a decrease in net working capital of $9.0 million, a change in non-cash items including excess inventory reserves of $2.5 million, offset by no adjustments for the gain from the sale of priority review voucher of $92.9 million, which was sold in 2023, and by non-cash items including a change in depreciation and amortization expense of $9.3 million.
Investing Activities. The $82.8 million decrease in cash provided by investing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to no proceeds from sale of priority review voucher, compared to $93.0 million in proceeds from sale of priority review voucher during the three months ended March 31, 2023.
Financing Activities. The $50.5 million decrease in cash provided by financing activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to no proceeds from the secondary public offering, compared to $130.6 million in proceeds from the secondary public offering, net of paid offering costs during the three months ended March 31, 2023, offset by the proceeds from the issuance of debt of $71.3 million during the three months ended March 31, 2024.
Contractual Obligations and Commitments
Except as discussed in Note 9, Leases, and Note 10, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments as included in our 2023 Annual Report on Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $212.0 million and $221.8 million, respectively, primarily invested in U.S. government agency securities and treasuries, corporate bonds, commercial paper, equity securities, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)- 15(e) and 15(d)- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below.
In connection with the Company’s preparation of its financial statements and the restatement (as further described within Note 2, Restatement of Previously Issued Financial Statements to the consolidated financial statements appearing in the Annual Report on Form 10-K filed September 13, 2024), the Company identified a material weakness in its internal controls over financial reporting, which failed to prevent or detect the identified misstatements requiring restatement.
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
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weakness and corresponding remediation procedures described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Furthermore, as a result of the restatement of our consolidated financial statements for the year ended December 31, 2022 and the quarterly periods in the years ended December 31, 2022 and 2023, we were delayed in filing our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q and we have not yet filed our Quarterly Report on Form 10-Q for the period ended June 30, 2024. As a result, we will not be eligible to sell securities under our existing shelf registration statement on Form S-3 or file a new Form S-3 until we have filed in a timely manner all required reports in accordance with the requirements of Form S-3. See "Risk Factor — The restatement of our consolidated financial statements for the year ended December 31, 2022 and the quarterly periods in the years ended December 31, 2022 and 2023 has subjected us to a number of additional risks and uncertainties, including increased possibility of legal proceedings". Our inability to use Form S-3 could make it more difficult and costly for us to obtain funding through a sale of securities.
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

Third parties have asserted and in the future may assert that we are employing their proprietary technology without authorization. For example, as discussed in Part II, Item 1, “Legal Proceedings”, San Rocco Therapeutics, LLC, formerly known as Errant Gene Therapeutics, LLC has alleged that our use of the BB305 lentiviral vector, including in connection with the beti-cel program infringes U.S. Patent Nos. 7,541,179 and 8,058,061, and seeks equitable, injunctive and monetary relief, including royalties, treble damages, attorney fees and costs. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe.
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
As discussed elsewhere in this Quarterly Report, our management determined that our consolidated financial statements for the year ended December 31, 2022 and the quarterly periods in the years ended December 31, 2022 and 2023 should be restated due to errors relating to our accounting for lease arrangements, including embedded leases, and the application of our accounting policy for the treatment of non-lease components in lease arrangements, including embedded leases. The restatement of our consolidated financial statements has caused us to incur substantial expenses for legal, accounting, and other professional services and has diverted our management’s attention from our business and could continue to do so. As a result of the restatement, we were delayed in filing our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, and we have not yet filed our Quarterly Report on Form 10-Q for the period ended June 30, 2024. There can be no assurance that we will be able to timely file our required reports for future periods. In addition, as a result of the restatement, investors may lose confidence in our financial reporting, the price of our common stock could decline and we may be subject to litigation or regulatory enforcement actions.
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
On April 24, 2024, we received a notification from the listing qualifications department of Nasdaq indicating that as a result of the untimely filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we were not in compliance with the requirements for continued listing under Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to timely file all required periodic financial reports with the SEC. On July 15, 2024, Nasdaq granted us a grace period of 180 calendar days from the due date of the Form 10-K, or until October 14, 2024, in which to regain compliance with the Listing Rule. On August 20, 2024, we received additional notifications from Nasdaq with respect to the untimely filing of our Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 2024 and June 30, 2024. In order to regain compliance with the Listing Rule, we must file our Annual Report and both Quarterly Reports by October 14, 2024. We have filed our Form 10-K and this Form 10-Q for the three months ended March 31, 2024; however, we have not yet filed our Form 10-Q for the quarter ended June 30, 2024.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
(a)    None.
(b)    None.
(c)    During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1*	Separation Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	2.1	November 4, 2021
2.2*	Asset Purchase Agreement, dated as of November 29, 2022, by and between bluebird bio, Inc. and argenx BV	8-K	001-35966	2.1	November 30, 2022
2.3*	Asset Purchase Agreement, dated as of January 5, 2023, by and between bluebird bio, Inc. and Bristol-Myers Squibb Company	8-K	001-35966	2.1	January 6, 2023
2.4*	Asset Purchase Agreement, dated as of October 26, 2023, by and between bluebird bio, Inc. and Novartis Pharma AG	8-K	001-35966	2.1	October 30, 2023
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 20, 2023
3.3	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	December 18, 2023
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
4.2**	Form of Warrant Agreement	8-K	001-35966	4.1	August 14, 2024
4.3	Form of Warrant Agreement Amendment	8-K	001-35966	4.2	August 14, 2024
10.1**†	Loan and Security Agreement, dated as of March 15, 2024, between the Registrant, as Borrower, and Hercules Capital, Inc. as Lender	8-K	001-35966	10.1	May 2, 2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

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

bluebird bio, Inc.
Date: September 13, 2024	By:	/s/ Andrew Obenshain
Andrew Obenshain President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: September 13, 2024	By:	/s/ O. James Sterling
O. James Sterling Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)