Form 10-Q
period 2024-06-30
bluebird bio, Inc.
filed 2024-09-27
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of September 25, 2024, there were 193,913,585 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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
•the estimated charges and expenses related to, and anticipated benefits from, our restructuring action;
•our ability to comply with Nasdaq continued listing rules;
•our ability to comply with covenants in our loan agreement;
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

•Our restructuring and reduction in force undertaken to optimize our cost structure may not achieve our intended outcome.

•We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls.

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
bluebird bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of June 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$144,067	$221,755
Prepaid expenses	10,539	14,800
Inventory	33,330	22,919
Due from factor	1,302	560
Receivables and other current assets	14,278	21,651
Total current assets	203,516	281,685
Property, plant and equipment, net	78,756	65,936
Goodwill	5,646	5,646
Intangible assets, net	10,012	10,438
Operating lease right-of-use assets	189,206	201,113
Restricted cash and other non-current assets	58,057	54,343
Total assets	$545,193	$619,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,591	$18,498
Due to factor	5,220	2,520
Accrued expenses and other current liabilities	65,889	73,188
Operating lease liability, current portion	25,052	21,202
Financing lease liability, current portion	101,335	84,705
Term loan debt	69,843	—
Total current liabilities	297,930	200,113
Operating lease liability, net of current portion	174,535	186,687
Financing lease liability, net of current portion	19,655	37,732
Other non-current liabilities	92	92
Total liabilities	492,212	424,624
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 250,000 shares authorized; 193,856 and 192,772 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,916	1,905
Additional paid-in capital	4,464,712	4,454,756
Accumulated other comprehensive loss	(2,122)	(1,796)
Accumulated deficit	(4,411,525)	(4,260,328)
Total stockholders’ equity	52,981	194,537
Total liabilities and stockholders’ equity	$545,193	$619,161
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Revenue:
Product revenue, net	$16,101	$6,837	$34,662	$9,133
Other revenue	—	53	12	138
Total revenues	16,101	6,890	34,674	9,271
Cost of product revenue	28,946	6,697	54,810	12,209
Gross margin	(12,845)	193	(20,136)	(2,938)
Operating expenses:
Selling, general and administrative	50,385	40,462	96,714	77,929
Research and development	25,162	31,448	50,236	73,035
Total operating expenses	75,547	71,910	146,950	150,964
Gain from sale of priority review voucher, net	—	—	—	92,930
Loss from operations	(88,392)	(71,717)	(167,086)	(60,972)
Interest income	2,837	2,679	5,416	5,507
Interest expense	(5,453)	(3,750)	(10,308)	(8,020)
Other income, net	9,636	9,919	20,802	19,546
Loss before income taxes	(81,372)	(62,869)	(151,176)	(43,939)
Income tax (expense) benefit	(21)	80	(21)	80
Net loss	$(81,393)	$(62,789)	$(151,197)	$(43,859)
Net loss per share - basic	$(0.42)	$(0.58)	$(0.78)	$(0.41)
Net loss per share - diluted	$(0.42)	$(0.58)	$(0.78)	$(0.41)
Weighted-average number of common shares used in computing net loss per share - basic:	193,716	108,685	193,433	105,819
Weighted-average number of common shares used in computing net loss per share - diluted:	193,716	108,685	193,433	105,819
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax benefit (expense) of $0.0 million for the three and six months ended June 30, 2024 and 2023	(14)	722	(327)	1,706
Total other comprehensive income (loss)	(14)	722	(327)	1,706
Comprehensive loss	$(81,407)	$(62,067)	$(151,524)	$(42,153)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2023	192,772	$1,905	$4,454,756	$(1,796)	$(4,260,328)	$194,537
Vesting of restricted stock units	811	8	(8)	—	—	—
Issuance of warrants	—	—	2,571	—	—	2,571
Stock-based compensation expense	—	—	4,054	—	—	4,054
Other comprehensive loss	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	(69,804)	(69,804)
Balances at March 31, 2024	193,583	$1,913	$4,461,373	$(2,108)	$(4,330,132)	$131,046
Vesting of restricted stock units	185	$2	$(2)	$—	$—	$—
Purchase of common stock under employee stock purchase plan (ESPP)	88	1	80	—	—	81
Stock-based compensation expense	—	—	3,261	—	—	3,261
Other comprehensive loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(81,393)	(81,393)
Balances at June 30, 2024	193,856	$1,916	$4,464,712	$(2,122)	$(4,411,525)	$52,981

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2022 (As Restated)	$82,923	$830	$4,185,988	$(4,070)	$(4,048,415)	$134,333
Vesting of restricted stock units	382	3	(198)	—	—	(195)
Exercise of stock options	3	—	7	—	—	7
Purchase of common stock under ESPP	62	1	226	—	—	227
Issuance of common stock	23,000	230	130,061	—	—	130,291
Stock-based compensation expense	—	—	5,843	—	—	5,843
Other comprehensive income	—	—	—	984	—	984
Net income	—	—	—	—	18,930	18,930
Balances at March 31, 2023 (As Restated)	106,370	$1,064	$4,321,927	$(3,086)	$(4,029,485)	$290,420
Vesting of restricted stock units	65	1	(1)	—	—	—
Exercise of stock options	19	—	77	—	—	77
Stock-based compensation expense	—	—	6,388	—	—	6,388
Other comprehensive income	—	—	—	722	—	722
Net loss	—	—	—	—	(62,789)	(62,789)
Balances at June 30, 2023 (As Restated)	106,454	$1,065	$4,328,391	$(2,364)	$(4,092,274)	$234,818
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the six months ended June 30,
	2024	2023
		(As Restated)
Cash flows from operating activities:
Net loss	$(151,197)	$(43,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,995	12,250
Stock-based compensation expense	6,968	11,145
Noncash research and development expense (finance lease)	—	434
Noncash operating lease expense	11,908	14,966
Gain from sale of priority review voucher	—	(92,930)
Excess inventory reserve	5,666	6,278
Noncash interest related to debt	1,004	—
Other non-cash items	(21)	343
Gain on foreign currency exchange rates	(581)	(281)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(35,131)	(6,440)
Inventory	(15,729)	(17,599)
Accounts payable	12,517	(5,623)
Accrued expenses and other liabilities	(5,670)	3,052
Accrued interest payable under finance lease	5,646	819
Operating lease liabilities	(8,303)	(13,276)
Deferred revenue	—	(138)
Net cash used in operating activities	(140,928)	(130,859)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,834)	(937)
Purchases of marketable securities	—	(34,418)
Proceeds from previously transferred invoices	2,800	—
Proceeds from maturities of marketable securities	—	26,521
Proceeds from sales of marketable securities	—	5,853
Purchase of intangible assets	—	(868)
Proceeds from sale of priority review voucher	—	92,930
Net cash provided by investing activities	966	89,081
Cash flows from financing activities:
Proceeds from the issuance of debt, net of fees paid to lender	71,316	—
Proceeds allocated to detachable warrants issued in conjunction with debt	2,669	—
Payments of debt issuance costs	(2,576)	—
Proceeds from exercise of stock options and ESPP contributions	—	85
Proceeds from the transfer of invoices	35,820	—
Proceeds from vesting of restricted stock	—	(196)
Principal payments on finance leases	(48,645)	(28,504)
Proceeds from the secondary public offering, net of issuance costs	—	130,122
Net cash provided by financing activities	58,584	101,507
(Decrease) increase in cash, cash equivalents and restricted cash	(81,378)	59,729
Cash, cash equivalents and restricted cash at beginning of period	274,597	158,445
Cash, cash equivalents and restricted cash at end of period	$193,219	$218,174
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$144,067	$172,872
Restricted cash included in other current assets	1,154	1,364

Restricted cash included in restricted cash and other non-current assets	47,998	43,938
Total cash, cash equivalents and restricted cash	$193,219	$218,174
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	284	2,290
Right-of-use assets obtained in exchange for financial lease liabilities	43,055	3,436
Cash paid (refund received) during the period for income taxes	(10)	7
Beneficiary interest obtained in transferred invoices	3,680	—
Derecognition of due to factor liabilities	33,120	—
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
In August 2023, the Company entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") to sell shares of the Company’s common stock up to $125.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. As of June 30, 2024, the Company has made no sales pursuant to the Sales Agreement.
In December 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC ("Goldman") and J.P. Morgan Securities LLC, to sell 83.3 million shares of the Company's common stock. The Company received net proceeds of approximately $118.1 million.
In March 2024, the Company entered into a five-year term loan facility agreement with Hercules Capital, Inc. to secure debt financing for up to $175.0 million, available in four tranches. This is described in Note 8, Term Loan Debt, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Since its inception, the Company has incurred significant operating losses and negative operating cash flows. As of June 30, 2024, the Company had an accumulated deficit of $4.4 billion. During the six months ended June 30, 2024, the Company incurred a net loss of $151.2 million and used $140.9 million of cash in operations. As of June 30, 2024, the Company had cash and cash equivalents of $144.1 million.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP as included in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended June 30, 2024 and 2023.
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
Restatement of Previously Issued Financial Statements
As previously disclosed in the Company's 2023 Annual Report Form 10-K filed with the SEC on September 13, 2024, the Company is restating its previously issued unaudited condensed consolidated financial information for the three and six month periods ending June 30, 2023 due to multiple prior period misstatements. The accompanying condensed consolidated financial information as of and for the quarter ended June 30, 2023 have been restated in this Quarterly Report on Form 10-Q (see Note 15: Restatement of Previously Issued Financial Statements). In addition, the Company has corrected the accompanying footnotes in connection with the restatement.
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2024 are consistent with those discussed in Note 3 to the consolidated financial statements included in the Company’s 2023 Annual Report on Form 10-K.

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

3. Product revenue and reserves
For the three months ended June 30, 2024 and 2023, the Company recorded $16.1 million and $6.8 million, respectively, of product revenue. For the six months ended June 30, 2024 and 2023, the Company recorded $34.7 million and $9.1 million, respectively, of product revenue. Product revenue by therapy represents:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
ZYNTEGLO	$11,158	$4,180	$29,719	$4,180
SKYSONA	4,943	2,657	4,943	4,953
Total product revenue, net	$16,101	$6,837	$34,662	$9,133
Five individual customers accounted for 80% of product revenue for the six months ended June 30, 2024 and two individual customer accounted for 100% of product revenue for the six months ended June 30, 2023.
The Company considers there to be revenue concentration risks for customers that represent product revenues that exceed 10% of total product revenue. The concentration of the Company’s product revenue within a particular customer may have a material adverse effect on the Company’s revenue and results of operations if sales with the respective customer experience difficulties. All product revenue during the six months ended June 30, 2024 and 2023 were within the United States.
The following table summarizes an analysis of the change in reserves for gross to net deductions for the periods indicated:

Total
Balance at December 31, 2023	$5,365
Provision for rebates	7,536
Payments/credits	—
Balance at June 30, 2024	$12,901

4. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2024
Assets:
Cash and cash equivalents	$144,067	$144,067	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	—	—	—	—
Due from factor:
Beneficiary interest in factored invoices	1,440	—	—	1,440
Total	$145,507	$144,067	$—	$1,440
December 31, 2023
Assets:
Cash and cash equivalents	$221,755	$221,755	$—	$—
Marketable securities:
U.S. government agency securities and treasuries	—	—	—	—
Receivables and other current assets:
Beneficiary interest in factored invoices	560	—	—	560
Total	$222,315	$221,755	$—	$560

Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of June 30, 2024 and December 31, 2023, cash and cash equivalents comprise funds in cash and money market accounts held at multiple banking and asset management institutions.
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
The amortized cost of available-for-sale debt securities is adjusted for amortization of premiums and accretion of discounts to the earliest call date for premiums or to maturity for discounts. There were no and $0.1 million of realized losses recognized on the sale or maturity of available-for-sale debt securities during the six months ended June 30, 2024 and 2023, respectively.
Accrued interest receivable on the Company's available-for-sale debt securities totaled $0.2 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively. No accrued interest receivable was written off during the three and six months ended June 30, 2024 or 2023.

Factoring agreement
Due from factor classified as Level 3 within the valuation hierarchy consists of beneficiary interest in transferred invoices. The Company estimates the fair value of the beneficiary interest based on the estimated cash flows after applying counterparty and credit risk adjustments associated with the factoring agent and distributors, respectively. As of June 30, 2024, no adjustment to the beneficiary interest in invoices sold was deemed an unobservable input and was determined based from ongoing credit evaluations and historical experience with aging of such invoices, among other factors. A significant change to this input could result in a significantly lower or higher fair value measurement.
The following table shows a reconciliation of the beginning and ending balances for Level 3 financial liabilities measured at fair value on a recurring basis for the six months ended June 30, 2024:

For the six months ended June 30,
2024
Level 3 financial assets, beginning of period	$560
Beneficiary interest obtained in transferred invoices	3,680
Proceeds from previously transferred invoices	(2,800)
Level 3 financial assets, end of period	$1,440
5. Inventory
Inventory, net, consists of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Raw materials	$3,092	$2,329
Work in progress	28,167	17,375
Finished goods	2,071	3,215
Inventory	$33,330	$22,919
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
6. Factoring agreement
The company sells rights to future revenues associated with invoices issued upon delivery of drug product to QTCs. The upfront payments are treated as a short-term liability, presented as due to factor on the Company's consolidated balance sheets until the right to consideration from the customer is deemed unconditional. The remaining invoice amount payable to the Company at infusion is considered a beneficial interest in the factored invoice and represents the extent of our continued involvement in the sale of invoices.
Due to Factor
For the three and six months ending June 30, 2024, the Company collected $20.7 million and $35.8 million, respectively, in cash receipts prior to an unconditional right to consideration and derecognized $18.0 million and $33.1 million, respectively, of due to factor amounts as a result of patient drug product infusions. Amounts presented as due to factor on the consolidated balance sheets would be subject to payment based on the repurchase requirements that exist prior to the infusion date in the factoring agreement.
Due from Factor
For the three and six months ending June 30, 2024, the company obtained $2.1 million and $3.7 million, respectively, of beneficiary interest in invoices and collected $1.7 million and $2.8 million, respectively, in cash receipts. Uncollected amounts presented as due from factor on the consolidated balance sheets are net of accrued fees of $0.1 million. The maximum loss exposure is $1.4 million at June 30, 2024.
The total loss from the sale of customer invoices is estimated on the patient infusion date of the drug product and was $0.3 million and $0.6 million, respectively, for the three and six months ending June 30, 2024. In addition to the loss from the sale of invoices the Company has incurred $0.4 million and $0.8 million, respectively, in servicing fees for the three and six months ending June 30, 2024.
7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of June 30, 2024	As of December 31, 2023
Accrued CMO and CRO costs	$19,665	$24,824
Accrued employee compensation	16,669	19,972
Accrued rebates	12,942	5,365
Accrued goods and services	4,295	8,392
Accrued professional fees	3,733	2,531
Accrued refund liability	—	5,600
Other	8,585	6,504
Total accrued expenses and other current liabilities	$65,889	$73,188
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
The 2024 Term Loan is collateralized by substantially all the Company’s assets. In addition to other covenants, the 2024 Term Loan contains affirmative covenants as well as certain financial covenants, including a minimum cash coverage requirement of 40% of the outstanding principal of the term loan and a minimum net product revenue requirement that commences with the quarter ending September 30, 2024. The Company was in compliance with the minimum cash coverage covenant as of June 30, 2024, but the Company projects that it may not maintain its minimum cash coverage requirement within the next 12 months (see the Company's going concern assessment in Note 1, Description of the business). As such, the term loan is presented as a current liability as of June 30, 2024.

The Company also issued warrants under the Warrant Agreement for the right to purchase shares of the Company’s common stock to Hercules, with the number of shares to be based on the amounts borrowed under the LSA (the “Warrants”). The Warrants are exercisable for a number of shares of common stock equal to the quotient of (i.) 5% times the aggregate original principal of amounts drawn under the LSA divided by (ii.) the exercise price of $1.45 per share. As of June 30, 2024, the Company had issued 2.6 million warrants associated with the Initial Loan (“Initial Warrants”) to purchase common stock at an exercise price of $1.45 per share and a contractual life of 7 years from the Effective Date.
The Warrants have been recorded at their relative fair value using the Black-Scholes option-pricing model and the following assumptions: no dividend yield, expected volatility of 81.1%, risk free rate of 4.3%, and expected term of 7 years, equal to the life of the warrant. The relative fair value allocated to the initial warrants was $2.7 million, which was classified as additional-paid-in-capital and recorded as a debt discount which will be amortized, together with debt issuance costs, to interest expense using the effective interest method over the life of the loan at an effective interest rate of 15.7%. For the three and six months ended June 30, 2024, the Company recorded approximately $2.7 million and $3.2 million in interest expense associated with the Term Loans, respectively, inclusive of amounts related to the Warrants.
Refer to Note 16, Subsequent Events, for further discussion on the amendments to the LSA and the Warrant Agreement subsequent to the six months ended June 30, 2024.
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
Embedded leases
Periodically, throughout the three and six months ended June 30, 2024, the Company amended several of its embedded contract manufacturing leases, some of which were accounted for as lease modifications under ASC 842. The lease modifications primarily relate to the execution of new statements of work with the vendors or the extension of contractual terms.
As it relates to embedded leases related to drug product manufacturing and quality testing, due to lease modification adjustments and amortization, the Company increased its finance lease right-of-use assets in the amount of $22.4 million during the six months ended June 30, 2024.
As it relates to embedded leases related to drug substance manufacturing, due to lease modification adjustments and amortization, the Company decreased its finance lease right-of-use assets in the amount of $8.9 million during the six months ended June 30, 2024.
The following paragraph describes a significant lease modification to the Company's embedded drug substance manufacturing lease that was executed during the three months ended June 30, 2024.
In June 2024, the Company extended its embedded lease for the manufacturing of vector and was obligated under the defined production schedule through July 1, 2024. Refer to Note 16, Subsequent Events, for further discussion on the extension of this agreement subsequent to June 30, 2024.
Summary of all lease costs recognized under ASC 842
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating and finance leases for the three months and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Finance leases
Interest expense	$2,710	$3,750	$7,057	$8,017
Amortization expense	15,375	5,228	29,703	10,444
Total fixed finance lease cost	$18,085	$8,978	$36,760	$18,461
Operating leases
Fixed lease cost	$9,486	$11,470	$18,973	$22,941
Total fixed operating lease cost	$9,486	$11,470	$18,973	$22,941
Variable lease cost	6,863	5,091	12,999	11,953
Short-term lease cost	80	46	155	97
Total lease cost	$34,514	$25,585	$68,887	$53,452

Operating sublease income	$10,260	$10,373	$20,606	$20,481

Cash paid in the measurement of lease liabilities
Operating cash flows used for operating leases			$8,303	$13,276
Operating cash flows used for finance leases			$1,411	$7,198
Financing cash flows for finance leases			$48,645	$28,504
Supplemental balance sheet information related to leases was as follows:

	As of	As of
	June 30, 2024	June 30, 2023
Weighted average remaining lease term - finance leases	1.26 years	2.18 years
Weighted average discount rate - finance leases	11.18%	14.02%
Weighted average remaining lease term - operating leases	6.52 years	7.4 years
Weighted average discount rate - operating leases	6.99%	7.03%
As of June 30, 2024, future minimum commitments under ASC 842 under the Company’s leases were as follows (in thousands):

	Operating Leases	Financing Leases
Remaining Lease Payments
Remainder of 2024	$19,550	$78,746
2025	37,084	41,797
2026	35,719	3,408
2027	36,742	2,548
2028	37,795	1,043
2029 and thereafter	81,986	—
Total	$248,876	$127,542
Less: Imputed Interest	(49,289)	(6,552)
Present Value of Lease Liabilities	$199,587	$120,990

10. Commitments and contingencies
Lease commitments
The Company leases certain office and laboratory space and has embedded leases at CMOs and a CTO. As of June 30, 2024, the Company has commitments arising from a forward starting lease that had not yet commenced related to an embedded equipment lease with a CMO. This lease is expected to commence in 2025 with an initial lease term of three years. Fixed commitments under this contract approximate $56.6 million. The following table presents the non-cancelable contractual obligations arising from this arrangement as of June 30, 2024 (in thousands):

Future commitment
Remainder of 2024	$—
2025	13,563
2026	17,858
2027	17,858
2028	7,310
2029 and thereafter	—
Total purchase commitments	$56,589
Refer to Note 9, Leases, for further information on the terms of these lease agreements.
Litigation
From time to time, the Company is party to various claims and complaints arising in the ordinary course of business, including securities class action litigation and intellectual property litigation. The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is generally unlimited. Accruals for loss contingencies are recognized when a loss is probable, and the amount of such loss can be reasonably estimated. The Company has not accrued for a loss for any matter as a loss is not probable and a loss, or a range of loss, is not reasonably estimable.
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

In August 2023, the Company entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") to sell shares of the Company’s common stock up to $125.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. As of June 30, 2024, the Company has made no sales pursuant to the Sales Agreement.
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
12. Stock-based compensation
In June 2023, the Company’s stockholders approved the bluebird bio, Inc. 2023 Incentive Award Plan (the “2023 Plan”), which replaced the 2013 Stock Option and Incentive Plan (“2013 Plan”). Following approval of the 2023 Plan, no further awards will be granted under the 2013 Plan. As of June 30, 2024, the total number of shares of common stock available for issuance under the 2023 Plan was approximately 2.7 million.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $3.2 million and $5.8 million during the three months ended June 30, 2024 and 2023, respectively. The Company recognized stock-based compensation expense totaling $7.0 million and $11.1 million during the six months ended June 30, 2024 and 2023, respectively. Stock-based compensation expense recognized by award type is included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Stock options	$1,192	$1,710	$2,422	$3,433
Restricted stock units	2,012	3,969	4,463	7,637
Employee stock purchase plan and other	2	75	83	75
	$3,206	$5,754	$6,968	$11,145

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Cost of product revenue	289	(10)	780	93
Selling, general and administrative	1,798	2,681	4,133	5,042
Research and development	1,119	3,083	2,055	6,010
	$3,206	$5,754	$6,968	$11,145
During the six months ended June 30, 2024 and 2023, the Company had $0.3 million and $1.1 million of stock compensation expense that was capitalized into inventory.
Stock options
The following table summarizes the stock option activity under the Company’s equity award plans excluding awards held by employees of 2seventy bio:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2023	4,227	$14.16
Granted	2,672	$1.54
Exercised	—	$—
Canceled, forfeited, or expired	(600)	$10.86
Outstanding at June 30, 2024	6,299	$9.13
Exercisable at June 30, 2024	2,196	$19.60
Vested and expected to vest at June 30, 2024	6,299	$9.13
During the six months ended June 30, 2024, no stock options were exercised.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans excluding awards held by employees of 2seventy bio:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested at December 31, 2023	4,207	$6.08
Granted	2,337	$1.54
Vested	(970)	$6.76
Forfeited	(577)	$4.09
Unvested at June 30, 2024	4,997	$4.05
Employee stock purchase plan
In June 2013, the Company's board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. In June 2021, the Company amended the 2013 ESPP to authorize an additional 1.4 million shares of the Company’s common stock available to participating employees. During each of the six months ended June 30, 2024 and 2023, 0.1 million shares and 0.1 million shares, respectively, of common stock were issued under the 2013 ESPP.

13. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax benefit recognized during the three and six months ended June 30, 2024 was $0.0 million due to the full valuation allowance.
14. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three and six months ended June 30,
	2024	2023
Outstanding stock options(1)	7,495	6,109
Restricted stock units(1)	5,000	4,682
Warrants	2,586	—
ESPP shares and other	87	—
	15,168	10,791
(1) Outstanding stock options and restricted stock units include awards outstanding to employees of 2seventy bio.

Net loss per share for the three and six months ended June 30, 2024 was $0.42 and $0.78, respectively. Net loss per share for the three and six months ended June 30, 2023 was $0.58 and $0.41, respectively.

15. Restatement of Previously Issued Financial Statements

As further described below, as well as in Note 2 - Basis of Presentation, the Company identified several prior period misstatements that impacted its unaudited quarterly condensed consolidated financial statements for the three and six months ended June 30, 2023. Such restated and unaudited quarterly financial data and the related impacted amounts were presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

As part of the restatement, the Company recorded adjustments to correct the material misstatements related to accounting for embedded leases and other immaterial errors.

The following tables present the restated unaudited Condensed Consolidated Financial Information for the three and six months ended June 30, 2023.

Consolidated Statements of Operations and Comprehensive Loss

	For the three months ended June 30, 2023
	As Previously Reported	Adjustments to Embedded Leases	Other Adjustments	As Restated
Revenue:
Product revenue, net	$6,837	$—	$—	$6,837
Other revenue	53	—	—	53
Total revenues	6,890	—	—	6,890
Cost of product revenue	9,564	(2,867)	—	6,697
Gross margin	(2,674)	2,867	—	193
Operating expenses:
Research and development	42,274	(10,189)	(637)	31,448
Selling, general and administrative	40,349	113	—	40,462
Total operating expenses	82,623	(10,076)	(637)	71,910
Loss from operations	(85,297)	12,943	637	(71,717)
Interest income	2,679	—	—	2,679
Interest expense	—	(3,750)	—	(3,750)
Other income, net	9,630	289	—	9,919
Loss before income taxes	(72,988)	9,482	637	(62,869)
Income tax (expense) benefit	80	—	—	80
Net loss	(72,908)	9,482	637	(62,789)
Net loss per share - basic (1)	$(0.67)	$0.09	$0.01	$(0.58)
Net loss per share - diluted (1)	$(0.67)	$0.09	$0.01	$(0.58)
Weighted-average number of common shares used in computing net loss per share - basic:	108,685	108,685	108,685	108,685
Weighted-average number of common shares used in computing net loss per share - diluted:	108,685	108,685	108,685	108,685
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax (benefit) expense of $0.0 million for the three months ended June 30, 2023	722	—	—	722
Total other comprehensive income (loss)	722	—	—	722
Comprehensive loss	$(72,186)	$9,482	$637	$(62,067)

(1) Due to differences in rounding to the nearest cent per basic or diluted share, totals may not equal the sum of the line items.

	For the six months ended June 30, 2023
	As Previously Reported	Adjustments to Embedded Leases	Other Adjustments	As Restated
Revenue:
Product revenue, net	$9,133	$—	$—	$9,133
Other revenue	138	—	—	138
Total revenues	9,271	—	—	9,271
Cost of product revenue	12,940	(731)	—	12,209
Gross margin	(3,669)	731	—	(2,938)
Operating expenses:
Research and development	88,418	(14,705)	(678)	73,035
Selling, general and administrative	77,703	226	—	77,929
Total operating expenses	166,121	(14,479)	(678)	150,964
Gain from sale of priority review voucher, net	92,930	—	—	92,930
Loss from operations	(76,860)	15,210	678	(60,972)
Interest income	5,507	—	—	5,507
Interest expense	(3)	(8,017)	—	(8,020)
Other income, net	19,608	(62)	—	19,546
Loss before income taxes	(51,748)	7,131	678	(43,939)
Income tax (expense) benefit	80	—	—	80
Net loss	(51,668)	7,131	678	(43,859)
Net loss per share - basic	$(0.49)	$0.07	$0.01	$(0.41)
Net loss per share - diluted	$(0.49)	$0.07	$0.01	$(0.41)
Weighted-average number of common shares used in computing net loss per share - basic:	105,819	105,819	105,819	105,819
Weighted-average number of common shares used in computing net loss per share - diluted:	105,819	105,819	105,819	105,819
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax (benefit) expense of $0.0 million for the six months ended June 30, 2023	1,706	—	—	1,706
Total other comprehensive income (loss)	1,706	—	—	1,706
Comprehensive loss	$(49,962)	$7,131	$678	$(42,153)

Statements of Changes in Stockholders' Equity:

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
As Previously Reported
Balances at December 31, 2022	82,923	$830	$4,186,086	$(4,070)	$(3,986,503)	$196,343
Vesting of restricted stock	382	3	(198)	—	—	(195)
Exercise of stock options	3	—	7	—	—	7
Purchase of shares under ESPP	62	1	226	—	—	227
Issuance of common stock for private equity placement	23,000	230	130,061	—	—	130,291
Stock-based compensation	—	—	5,843	—	—	5,843
Other comprehensive income (loss)	—	—	—	984	—	984
Net income (loss)	—	—	—	—	21,240	21,240
Balances at March 31, 2023	106,370	$1,064	$4,322,025	$(3,086)	$(3,965,263)	$354,740

Adjustments to Embedded Leases
Balances at December 31, 2022	$—	$—	$—	$—	$(59,700)	$(59,700)
Vesting of restricted stock	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Purchase of shares under ESPP	—	—	—	—	—	—
Issuance of common stock for private equity placement	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Net income (loss)	—	—	—	—	(2,351)	(2,351)
Balances at March 31, 2023	—	$—	$—	$—	$(62,051)	$(62,051)

Other Adjustments
Balances at December 31, 2022	—	—	(98)	—	(2,212)	(2,310)
Vesting of restricted stock	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Purchase of shares under ESPP	—	—	—	—	—	—
Issuance of common stock for private equity placement	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Net income (loss)	—	—	—	—	41	41
Balances at March 31, 2023	—	$—	$(98)	$—	$(2,171)	$(2,269)

As Restated
Balances at December 31, 2022	82,923	830	4,185,988	(4,070)	(4,048,415)	134,333
Vesting of restricted stock	382	3	(198)	—	—	(195)
Exercise of stock options	3	—	7	—	—	7
Purchase of shares under ESPP	62	1	226	—	—	227
Issuance of common stock for private equity placement	23,000	230	130,061	—	—	130,291
Stock-based compensation	—	—	5,843	—	—	5,843
Other comprehensive income (loss)	—	—	—	984	—	984
Net income (loss)	—	—	—	—	18,930	18,930
Balances at March 31, 2023	106,370	$1,064	$4,321,927	$(3,086)	$(4,029,485)	$290,420

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
As Previously Reported
Balances at March 31, 2023	106,370	$1,064	$4,322,025	$(3,086)	$(3,965,263)	$354,740
Vesting of restricted stock	65	1	(1)	—	—	—
Exercise of stock options	19	—	77	—	—	77
Purchase of shares under ESPP	—	—	—	—	—	—
Issuance of common stock for private equity placement	—	—	—	—	—	—
Stock-based compensation	—	—	6,388	—	—	6,388
Other comprehensive income (loss)	—	—	—	722	—	722
Net income (loss)	—	—	—	—	(72,908)	(72,908)
Balances at June 30, 2023	106,454	$1,065	$4,328,489	$(2,364)	$(4,038,171)	$289,019

Adjustments to Embedded Leases
Balances at March 31, 2023	$—	$—	$—	$—	$(62,051)	$(62,051)
Vesting of restricted stock	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Purchase of shares under ESPP	—	—	—	—	—	—
Issuance of common stock for private equity placement	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Net income (loss)	—	—	—	—	9,482	9,482
Balances at June 30, 2023	—	$—	$—	$—	$(52,569)	$(52,569)

Other Adjustments
Balances at March 31, 2023	—	—	(98)	—	(2,171)	(2,269)
Vesting of restricted stock	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Purchase of shares under ESPP	—	—	—	—	—	—
Issuance of common stock for private equity placement	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Net income (loss)	—	—	—	—	637	637
Balances at June 30, 2023	—	$—	$(98)	$—	$(1,534)	$(1,632)

As Restated
Balances at March 31, 2023	106,370	1,064	4,321,927	(3,086)	(4,029,485)	290,420
Vesting of restricted stock	65	1	(1)	—	—	—
Exercise of stock options	19	—	77	—	—	77
Purchase of shares under ESPP	—	—	—	—	—	—
Issuance of common stock for private equity placement	—	—	—	—	—	—
Stock-based compensation	—	—	6,388	—	—	6,388
Other comprehensive income (loss)	—	—	—	722	—	722
Net income (loss)	—	—	—	—	(62,789)	(62,789)
Balances at June 30, 2023	106,454	$1,065	$4,328,391	$(2,364)	$(4,092,274)	$234,818

Consolidated Statement of Cash Flows

	For the six months ended June 30,
	2023
	As Previously Reported	Adjustments to Embedded Leases	Other Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(51,668)	$7,131	$678	$(43,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,052	10,274	(76)	12,250
Stock-based compensation expense	11,145	—	—	11,145
Noncash research and development expense (finance lease)	—	434	—	434
Noncash operating lease expense	—	14,966	—	14,966
Gain from sale of priority review voucher	(92,930)	—	—	(92,930)
Excess inventory reserve	3,939	—	2,339	6,278
Other non-cash items	343	—	—	343
Gain on foreign currency exchange rates	—	(281)	—	(281)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(9,082)	2,642	—	(6,440)
Inventory	(16,496)	1,838	(2,941)	(17,599)
Operating right of use assets	24,102	(24,102)	—	—
Accounts payable	(14,767)	9,144	—	(5,623)
Accrued expenses and other liabilities	3,625	(573)	—	3,052
Accrued interest payable under finance lease	—	819	—	819
Operating lease liabilities	(19,488)	6,212	—	(13,276)
Deferred revenue	(138)	—	—	(138)
Net cash (used in) provided by operating activities	(159,363)	28,504	—	(130,859)
Cash flows from investing activities:
Purchase of property, plant and equipment	(937)	—	—	(937)
Purchases of marketable securities	(34,418)	—	—	(34,418)
Proceeds from maturities of marketable securities	26,521	—	—	26,521
Proceeds from sales of marketable securities	5,853	—	—	5,853
Purchase of intangible assets	(868)	—	—	(868)
Proceeds from sale of priority review voucher	92,930	—	—	92,930
Net cash provided by investing activities	89,081	—	—	89,081
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP contributions	85	—	—	85
Proceeds from vesting of restricted stock	(196)	—	—	(196)
Principal payments on finance lease	—	(28,504)	—	(28,504)
Proceeds from the secondary public offering, net of issuance costs	130,122	—	—	130,122
Net cash (used in) provided by financing activities	130,011	(28,504)	—	101,507
Increase in cash, cash equivalents and restricted cash	59,729	—	—	59,729
Cash, cash equivalents and restricted cash at beginning of year	158,445	—	—	158,445
Cash, cash equivalents and restricted cash at end of year	$218,174	$—	$—	$218,174
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$172,872	$—	$—	$172,872
Restricted cash included in receivables and other current assets	1,364	—	—	1,364
Restricted cash included in restricted cash and other non-current assets	43,938	—	—	43,938
Total cash, cash equivalents and restricted cash	$218,174	$—	$—	$218,174
Supplemental cash flow disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	44,968	(44,968)	—	—
Increase (Reduction) of right of use asset and associated operating lease liability due to lease reassessment	(14)	14	—	—
Purchases of property, plant and equipment included in accounts payable and accrued expenses	2,290	—	—	2,290
Right-of-use assets obtained in exchange for finance lease liabilities	—	3,436	—	3,436
Cash paid during the period for income taxes	7	—	—	7

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
Reduction in force
The Company’s board of directors approved a restructuring action (the "Restructuring") on September 23, 2024, following a comprehensive review of the Company’s operations. The Restructuring includes a reduction of the Company’s workforce by 94 employees, or approximately 25% of employees.
As a result of the Restructuring, the Company estimates that it will incur aggregate charges of approximately $3.3 million to $3.7 million in cash expenditures for severance and employee termination-related costs to be paid out over multiple weeks through the end of the fiscal year ending December 31, 2024, as well as approximately $0.3 million to $0.5 million in non-cash stock-based compensation expense associated with accelerated vesting of RSUs. The Company expects to record a significant portion of these charges in the third quarter of 2024.

Extended agreement for manufacturing of vector
On September 20, 2024, the Company extended its embedded lease for the manufacturing of vector effective September 15, 2024, which previously had an expiration date of July 1, 2024, and was subsequently extended through September 15, 2024.
This extended agreement provides that it will remain in effect until September 25, 2029, and will automatically renew for additional two-year periods unless either party provides advance notice of non-renewal. Either party may terminate the agreement in the event of the other party's material uncured breach or bankruptcy proceedings, or due to certain force majeure events.

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
The Company restated the consolidated financial statements for the year ended December 31, 2022 presented in its 2023 Annual Report on Form 10-K. In addition, the Company restated its unaudited quarterly financial data for the period ended March 31, 2023. Such restated unaudited quarterly financial data and related impacted amounts were presented in the Company's 2023 Annual Report on Form 10-K. The following discussion gives effect to the restatement of our unaudited interim consolidated financial statements for the three and six months ended June 30, 2023. See the related discussion in Note 2, "Basis of presentation, principles of consolidation and significant accounting policies" of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
In September 2024, our board of directors approved a restructuring action (the "Restructuring"), following a comprehensive review of our operations. The Restructuring includes a reduction of our workforce by 94 employees, or approximately 25% of employees.
As a result of the Restructuring, we estimate that we will incur aggregate charges of approximately $3.3 million to $3.7 million in cash expenditures for severance and employee termination-related costs to be paid out over multiple weeks through the end of the fiscal year ending December 31, 2024, as well as approximately $0.3 million to $0.5 million in non-cash stock-based compensation expense associated with accelerated vesting of RSUs. We expect to record a significant portion of these charges in the third quarter of 2024.
As of June 30, 2024, we had cash and cash equivalents of approximately $144.1 million. Absent the sale of our PRVs, we have never been profitable and have incurred net losses in each year since inception. Our net loss was $81.4 million and $151.2 million for the three and six months ended June 30, 2024, respectively, and our accumulated deficit was $4.4 billion as of June 30, 2024. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, and cost of product revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future, if and as we:
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

Business update
We had cash and cash equivalents of approximately $144.1 million as of June 30, 2024. We will continue to generate operating losses and negative operating cash flows for the foreseeable future as we continue to commercialize ZYNTEGLO, SKYSONA and LYFGENIA and we will require the need for additional funding to support our planned operations before becoming profitable.
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
We have based this estimate on assumptions of revenues and operating costs that may prove to be wrong. Our cash runway estimate does not include use of our restricted cash, which as of June 30, 2024 was $49.2 million. The restricted cash was unavailable for use as of June 30, 2024, and we believe at least $48.0 million of this restricted cash is unlikely to be released in the near term. In addition, our future net product revenues will depend upon the demand for our products, the size of the markets, our ability to timely scale our manufacturing capabilities to meet market demand, our ability to achieve sufficient market acceptance, reimbursement from third-party payers, adequate market share in those markets and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis, we may be required to revise our business plan and strategy, which may result in bluebird failing to achieve profitability, significantly curtailing, delaying or discontinuing the commercialization of any products or may result in bluebird being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially affected.
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
•expenses incurred under agreements with contract research organizations ("CROs") and clinical sites that conduct our clinical studies;
•expenses, including amortization of right-of-use assets when used in research and development, incurred under agreements with contract manufacturing organizations ("CMOs") related to pre-commercial manufacturing activities;
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
Research and development costs including those under executory contracts and variable costs related to arrangements that contain a lease are expensed as incurred. Right-of-use assets related to arrangements with CMOs and contract testing organizations ("CTOs") that contain a lease under ASC 842 but have no alternative future use under ASC 730 are immediately expensed to research and development expense at commencement or upon a modification until commercialization is achieved. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. We cannot determine with certainty the duration and completion costs of the current or future clinical studies of our products or to what extent we will generate revenues from the commercialization and sale of our approved products. The duration, costs, and timing of clinical studies and development of our products will depend on a variety of factors, any of which could affect our research and development expenses, including:
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

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
		(As Restated)		(As Restated)
LYFGENIA (lovo-cel)	$5,302	$8,540	$12,381	$26,142
SKYSONA (eli-cel)	2,986	89	3,453	3,782
ZYNTEGLO (beti-cel)	857	5,227	2,740	7,904
Preclinical programs	194	165	227	473
Total direct research and development expense	9,339	14,021	18,801	38,301
Employee-and contractor-related expenses	7,398	6,774	15,246	13,728
Stock-based compensation expense	1,119	3,083	2,055	6,010
License and other related expenses	—	24	—	111
Laboratory and other expenses	1,442	902	3,225	1,634
Facility expenses	5,864	6,644	10,909	13,251
Total other research and development expenses	15,823	17,427	31,435	34,734
Total research and development expense	$25,162	$31,448	$50,236	$73,035

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
Critical accounting policies and significant judgements and estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies as reported in our

2023 Annual Report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of the three months ended June 30, 2024 and 2023:

	For the three months ended June 30,
	2024	2023	Change
	(in thousands)
		(As Restated)
Revenue:
Product revenue, net	$16,101	$6,837	$9,264
Other revenue	—	53	(53)
Total revenues	16,101	6,890	9,211
Cost of product revenue	28,946	6,697	22,249
Gross margin	(12,845)	193	(13,038)
Operating expenses:
Selling, general and administrative	50,385	40,462	9,923
Research and development	25,162	31,448	(6,286)
Total operating expenses	75,547	71,910	3,637
Income (loss) from operations	(88,392)	(71,717)	(16,675)
Interest income	2,837	2,679	158
Interest expense	(5,453)	(3,750)	(1,703)
Other income, net	9,636	9,919	(283)
Income (loss) before income taxes	(81,372)	(62,869)	(18,503)
Income tax (expense) benefit	(21)	80	(101)
Net income (loss)	$(81,393)	$(62,789)	$(18,604)

Revenues. Total revenue was $16.1 million for the three months ended June 30, 2024, compared to $6.9 million for the three months ended June 30, 2023. The increase of $9.2 million is primarily attributable to increased product sales during 2024.
Cost of product revenue. Cost of product revenue was $28.9 million for the three months ended June 30, 2024, compared to $6.7 million for the three months ended June 30, 2023. The increase is primarily attributable to increased product sales during 2024 and increased inventoriable expenses associated with contract manufacturing costs.
Selling, general and administrative expenses. Selling, general and administrative expenses were $50.4 million for the three months ended June 30, 2024, compared to $40.5 million for the three months ended June 30, 2023. The net increase of $9.9 million was primarily attributable to the following:
•$8.2 million of increased professional fees driven by increased legal and accounting advisory costs; and
•$3.0 million of increased net employee compensation, benefit, and other headcount-related expenses, driven by increased headcount in selling, general and administrative costs in 2024 with an offset of $0.9 million decrease in stock-based compensation expense.
Research and development expenses. Research and development expenses were $25.2 million for the three months ended June 30, 2024, compared to $31.4 million for the three months ended June 30, 2023. The net decrease of $6.3 million was primarily attributable to the following:
•$3.8 million of decreased net employee compensation, benefit, and other headcount related expenses, including a decrease of $2.0 million in stock-based compensation expense, driven by related expenses being included in inventory and cost of product revenue for our commercial products;
•$2.0 million of decreased consulting fees; and

•$1.2 million of decreased information technology and facility-related costs primarily driven by information technology and facility-related expenses now being included in inventory and cost of product revenue.
These decreased costs were partially offset by the following:
•$1.3 million of increased costs related to manufacturing expense.
Interest income. The increase in interest income is primarily related to higher interest income earned related to our restricted cash and higher interest rates on cash and cash equivalents in operating accounts, offset by an overall decrease in total cash balances in 2024 compared to 2023.
Interest expense. The increase in interest expense is primarily due to interest expense associated with finance lease arrangements and our term loan debt with Hercules that we entered into in March 2024.
Other income, net. The decrease in other income, net is primarily related to gains and losses on foreign currency transactions.
Comparison of the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023	Change
	(in thousands)
		(As Restated)
Revenue:
Product revenue, net	$34,662	$9,133	$25,529
Other revenue	12	138	(126)
Total revenues	34,674	9,271	25,403
Cost of product revenue	54,810	12,209	42,601
Gross margin	(20,136)	(2,938)	(17,198)
Operating expenses:
Selling, general and administrative	96,714	77,929	18,785
Research and development	50,236	73,035	(22,799)
Total operating expenses	146,950	150,964	(4,014)
Gain from sale of priority review voucher, net	—	92,930	(92,930)
Income (loss) from operations	(167,086)	(60,972)	(106,114)
Interest income	5,416	5,507	(91)
Interest expense	(10,308)	(8,020)	(2,288)
Other income, net	20,802	19,546	1,256
Income (loss) before income taxes	(151,176)	(43,939)	(107,237)
Income tax (expense) benefit	(21)	80	(101)
Net income (loss)	$(151,197)	$(43,859)	$(107,338)
Revenues. Total revenue was $34.7 million for the six months ended June 30, 2024, compared to $9.3 million for the six months ended June 30, 2023. The increase of $25.4 million is primarily attributable to increased product sales during 2024.
Cost of product revenue. Cost of product revenue was $54.8 million for the six months ended June 30, 2024, compared to $12.2 million for the six months ended June 30, 2023. The increase is primarily attributable to increased product sales during 2024 and increased inventoriable expenses associated with contract manufacturing costs.
Selling, general and administrative expenses. Selling, general and administrative expenses were $96.7 million for the six months ended June 30, 2024, compared to $77.9 million for the six months ended June 30, 2023. The net increase of $18.8 million was primarily attributable to the following:
•$12.0 million of increased professional fees driven by increased legal and accounting advisory costs; and

•$8.1 million of increased net employee compensation, benefit, and other headcount-related expenses, driven by increased headcount in selling, general and administrative costs in 2024 with an offset of $0.9 million decrease in stock-based compensation expense.
Research and development expenses. Research and development expenses were $50.2 million for the six months ended June 30, 2024, compared to $73.0 million for the six months ended June 30, 2023. The net decrease of $22.8 million was primarily attributable to the following:
•$8.2 million of decreased net employee compensation, benefit, and other headcount related expenses, including a decrease of $4.0 million in stock-based compensation expense, driven by related expenses being included in inventory and cost of product revenue for our commercial products;
•$4.6 million of decreased consulting fees;
•$3.7 million of decreased manufacturing costs primarily driven by material production for all commercial products now being included in inventory and cost of product revenue;
•$3.5 million of decreased information technology and facility-related costs primarily driven by information technology and facility-related expenses now being included in inventory and cost of product revenue; and
•$3.4 million of decreased clinical subject treatment costs.
These decreased costs were partially offset by the following:
•$2.2 million of increased costs related to lab expenses driven by an increase in lab consumables
Gain from sale of priority review voucher, net. The decrease in gain from sale of priority review voucher, net was related to the sale of a priority review voucher in the first quarter of 2023.
Interest income. The decrease in interest income was primarily related to an overall decrease in total cash balances in the first two quarters of 2024 compared to the first two quarters of 2023.
Interest expense. The increase in interest expense is primarily due to interest expense associated with finance lease arrangements and term loan debt.
Other income, net. The increase in other income, net is primarily related to gains and losses on foreign currency transactions.
Liquidity and Capital Resources
As of June 30, 2024, we had cash and cash equivalents of approximately $144.1 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of June 30, 2024, our funds are primarily held in U.S. government agency securities and treasuries, and money market accounts with maturities at date of purchase of 90 days or less.
We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of June 30, 2024, we had an accumulated deficit of $4.4 billion. We expect our research and development expenses to decrease in conjunction with an increase in commercial activities and selling, general and administrative expense due to the commercialization of ZYNTEGLO, SKYSONA, and LYFGENIA.
In September 2024, we implemented the Restructuring designed to support our commercial focus and reduce our cash operating expenses. See also "Management's Discussion and Analysis - Overview".
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
We have based this estimate on assumptions of revenues and operating costs that may prove to be wrong. Our cash runway estimate does not include use of our restricted cash of $49.2 million, which was unavailable for use as of June 30, 2024, and we believe at least $48.0 million of this restricted cash is unlikely to be released in the near term. In addition, our future net product revenues will depend upon the demand for our products, the size of the markets, our ability to timely scale our manufacturing capabilities to meet market demand, our ability to achieve sufficient market acceptance, reimbursement from third-party payers, adequate market share in those markets and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis we may be required to revise our business plan and strategy, which may result in bluebird failing to achieve profitability, significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any products or may result in bluebird being unable to expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially affected.
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
•In August 2023, we entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") to sell shares of our common stock up to $125.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. As of June 30, 2024, we have made no sales pursuant to the Sales Agreement.
•In December 2023, we sold 83.3 million shares of common stock in an underwritten public offering at a price of $1.50 per share for aggregate net proceeds of $118.1 million.
•In March 2024, we entered into the Loan Agreement for up to $175.0 million in debt financing.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	For the six months ended June 30,
	2024	2023
	(in thousands)
		(As Restated)
Net cash (used in) operating activities	$(140,928)	$(130,859)
Net cash provided by investing activities	966	89,081
Net cash provided by financing activities	58,584	101,507
Net (decrease) increase in cash, cash equivalents and restricted cash	$(81,378)	$59,729

Operating Activities. The $10.1 million increase in cash used in operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to the increase in net loss of $107.3 million, the increase in net working capital of $7.5 million, a change in non-cash items including excess inventory reserves of $0.6 million, offset by no adjustments for non-cash items relating to the gain from the sale of priority review voucher of $92.9 million, which was sold in 2023, and by non-cash items including change in depreciation and amortization expense of $19.7 million.
Investing Activities. The $88.1 million decrease in cash provided by investing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to no proceeds from sale of priority review voucher, compared to $92.9 million in proceeds from sale of priority review voucher during the six months ended June 30, 2023.
Financing Activities. The $42.9 million decrease in cash provided by financing activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to no proceeds from the secondary public offering, compared to $130.1 million in proceeds from the secondary public offering, net of paid offering costs, issued during the six months ended June 30, 2023, the increase in principal payments on finance lease of $20.1 million, offset by the proceeds from the issuance of debt of $71.3 million and the proceeds from factoring arrangement of $35.8 million during the six months ended June 30, 2024.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $144.1 million and $221.8 million, respectively, primarily invested in U.S. government agency securities and treasuries, corporate bonds, commercial paper, equity securities, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)- 15(e) and 15(d)- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below.
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
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weakness and corresponding remediation procedures described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On October 21, 2021, San Rocco Therapeutics, LLC, formerly known as Errant Gene Therapeutics, LLC, filed a complaint against us in the United States District Court for the District of Delaware for alleged infringement of U.S. Patent Nos. 7,541,179 and 8,058,061. The term of U.S. Patent No. 8,058,061 already expired on November 25, 2022, and U.S. Patent No. 7,541,179 will expire on May 13, 2024. The allegations relate to our use of the BB305 lentiviral vector, including in connection with the beti-cel program and seeks injunctive relief and money damages. On February 21, 2022, the parties stipulated to amend the case caption, in light of the plaintiff’s name change, from Errant Gene Therapeutics, LLC to San Rocco Therapeutics, LLC ("SRT"). The Court granted this stipulation and, accordingly, the case is now captioned, San Rocco Therapeutics, LLC v. bluebird bio, Inc. and Third Rock Ventures, LLC, C.A. No. 21-1478-RGA. On April 6, 2022, we—along with Third Rock Ventures, LLC—filed a motion seeking various relief including to stay the proceedings and compel arbitration on two threshold issues, which we argued warranted complete dismissal of the action as a matter of law, regardless of the merits of SRT’s underlying infringement claims. On July 26, 2022, the Court granted our request to stay the proceedings and issued an Order compelling the parties to arbitrate the threshold issues we raised. On February 7, 2023, the Arbitrator issued a final award finding in favor of SRT on both threshold issues, thereby enabling SRT to pursue its claims for alleged infringement. On March 1, 2023, the parties jointly stipulated, subject to the approval of the United States District Court for the District of Delaware, to lift the stay.  The Court lifted the stay on March 2, 2023, and on March 31, 2023, we filed our answer to SRT's complaint with counterclaims asserting that we do not infringe the patents-in-suit and that the patents-in-suit are invalid. Also, on April 22, 2024, the Patent Trial & Appeal Board of the U.S. PTO found that our two petitions for inter partes review did not show by a preponderance of the evidence that the challenged claims of the patents-in-suit are unpatentable, and we filed notices of appeal with the U.S. Court of Appeals for the Federal Circuit on June 21, 2024. Our opening brief is currently due on December 6, 2024, SRT's responsive brief is due January 15, 2025, and our reply brief is due February 5, 2025. On June 17, 2024, the Court entered a claim construction order in bluebird's favor. On July 17, 2024, the Court granted our request for leave to file a case-dispositive motion for summary judgment of noninfringement, and on July 25, 2024, the Court ordered a stay of discovery pending a decision on the summary judgment motion. On August 1, 2024, we filed our motion for summary judgment of noninfringement, SRT filed an opposition on September 3, 2024 and we filed our reply on September 17, 2024. Briefing is now complete, and we have requested oral argument. We plan to vigorously defend against SRT's claims in this action.
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
On April 15, 2024, SRT filed a Demand for Arbitration with the American Arbitration Association, accusing us of breaching a November 2020 confidential settlement agreement by initiating a proceeding before the Patent Trial & Appeal Board (PTAB) of the United States Patent & Trademark Office in October 2022, asserting invalidity of two patents licensed to SRT. SRT seeks reimbursement of its costs and fees, including attorney’s fees, incurred in the PTAB proceeding, totaling approximately $1.5 million. On August 26, 2024, the parties submitted their respective opening dispositive briefs. We filed our response on September 24, 2024, when SRT also filed its opposition to our dispositive motion. The parties' respective replies are due on October 8, 2024. A hearing on the parties' respective dispositive motions is scheduled for October 22, 2024, to be conducted virtually. A final hearing on the merits, if needed, is scheduled for March 25 - 26, 2025, in New York City. We believe SRT’s breach claim has no merit and intend to vigorously defend against it.
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
Adverse events or other undesirable side effects caused by our products or any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or other comparable foreign regulatory authorities. A potentially significant risk in any gene therapy product using viral vectors that can integrate into the genome is that the vector will insert in or near cancer-causing genes, leading to the proliferation of certain cellular clones that could cause cancer in the patient, known as insertional oncogenesis. For instance, multiple patients with CALD treated with eli-cel (now SKYSONA) in our clinical studies have been diagnosed with myelodysplastic syndrome (“MDS”) or acute myeloid leukemia ("AML"), likely mediated by Lenti-D LVV insertion. SKYSONA’s label includes a boxed warning for the known risk of hematologic malignancy and, accordingly, we expect additional cases to arise over time. In April 2024, the boxed warning was revised to include updated information on hematologic malignancies diagnosed in our clinical study patients, as well as other updates to monitoring procedures and alternative treatment options. We continue to closely monitor potential cases of hematologic malignancy in patients treated with

SKYSONA and we are communicating regularly with treating physicians and regulatory authorities. We cannot make assurances that additional patients treated with SKYSONA, ZYNTEGLO or LYFGENIA in the clinical or commercial setting will not be diagnosed with hematologic malignancy.
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
Our restructuring and reduction in force undertaken to optimize our cost structure may not achieve our intended outcome.

In September 2024, we implemented a restructuring plan designed to support our commercial focus and reduce our cash operating expenses. This restructuring plan included a reduction of our workforce by approximately 25% of our headcount. These reductions in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reductions in force, or if we experience significant adverse consequences from the reductions in force, our business, financial condition, and results of operations may be materially adversely affected. We may undertake further similar cost-saving initiatives, which may include additional restructuring or workforce reductions. These types of cost-reduction activities can be complex and result in unintended consequences and costs, including further attrition beyond the intended number of employees due to decreased employee morale, loss of institutional knowledge and expertise and adversely impact our business.
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
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•analogous or related foreign, state or local laws and regulations, including anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-

governmental third-party payers, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures.
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
Our information technology systems and those of our current or future third-party collaborators, service providers, contractors and consultants may fail and are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-

state-supported actors or unauthorized access or use by persons inside our organizations, or persons with access to systems inside our organization. Attacks on information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and they are being conducted by increasingly sophisticated and organized groups and individuals with a wide range of motives and expertise. The prevalent use of mobile devices and unauthorized applications also increases the risk of data security incidents. As a result of the continued hybrid working environment, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. There can also be no assurance that our and our current or future third-party collaborators’, service providers’, contractors’ and consultants’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.
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
As discussed elsewhere in this Quarterly Report, our management determined that our consolidated financial statements for the year ended December 31, 2022 and the quarterly periods in the years ended December 31, 2022 and 2023 should be restated due to errors relating to our accounting for lease arrangements, including embedded leases, and the application of our accounting policy for the treatment of non-lease components in lease arrangements, including embedded leases. The restatement of our consolidated financial statements has caused us to incur substantial expenses for legal, accounting, and other professional services and has diverted our management’s attention from our business and could continue to do so. As a result of the restatement, we were delayed in filing our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for each of the three-month periods ended March 31, 2024 and June 30, 2024. There can be no assurance that we will be able to timely file our required reports for future periods. In addition, as a result of the restatement, investors may lose confidence in our financial reporting, the price of our common stock could decline and we may be subject to litigation or regulatory enforcement actions.
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
On April 24, 2024, we received a notification from the listing qualifications department of Nasdaq indicating that as a result of the untimely filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, we were not in compliance with the requirements for continued listing under Listing Rule 5250(c)(1) (the “Filing Listing Rule”), which requires listed companies to timely file all required periodic financial reports with the SEC. On July 15, 2024, Nasdaq granted us a grace period of 180 calendar days from the due date of the Form 10-K, or until October 14, 2024, in which to regain compliance with the Filing Listing Rule. On August 20, 2024, we received additional notifications from Nasdaq with respect to the untimely filing of our Quarterly Reports on Form 10-Q for each of the three-month periods ended March 31, 2024 and June 30, 2024.
Although we have completed our delayed filings, there can be no assurance that we will not receive future notifications regarding noncompliance with any of the requirements for continued listing on Nasdaq.
If we fail to comply with Nasdaq's continued listing requirements, our common stock could be delisted from Nasdaq. The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely lead to a limited amount of analyst coverage, have a negative effect on the price of our common stock and impair our stockholders’ ability to sell or purchase our common stock. In addition, a delisting could cause our stock to be deemed a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
(a)    None.
(b)    None.
(c)    During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1*	Separation Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	2.1	November 4, 2021
2.2*	Asset Purchase Agreement, dated as of November 29, 2022, by and between bluebird bio, Inc. and argenx BV	8-K	001-35966	2.1	November 30, 2022
2.3*	Asset Purchase Agreement, dated as of January 5, 2023, by and between bluebird bio, Inc. and Bristol-Myers Squibb Company	8-K	001-35966	2.1	January 6, 2023
2.4*	Asset Purchase Agreement, dated as of October 26, 2023, by and between bluebird bio, Inc. and Novartis Pharma AG	8-K	001-35966	2.1	October 30, 2023
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 20, 2023
3.3	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	December 18, 2023
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
4.2**	Form of Warrant Agreement	8-K	001-35966	4.1	August 14, 2024
4.3	Form of Warrant Agreement Amendment	8-K	001-35966	4.2	August 14, 2024
10.1**†	First Amendment to Loan and Security Agreement, dated as of April 30, 2024, between the Registrant, as Borrower, and Hercules Capital, Inc., as Lender	8-K	001-35966	10.2	May 2, 2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

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

bluebird bio, Inc.
Date: September 27, 2024	By:	/s/ Andrew Obenshain
Andrew Obenshain President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: September 27, 2024	By:	/s/ O. James Sterling
O. James Sterling Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)