Form 10-Q
period 2024-09-30
bluebird bio, Inc.
filed 2024-11-14
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 12, 2024, there were 194,444,345 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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
•our ability to retain key personnel;
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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
bluebird bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of September 30, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$70,651	$221,755
Prepaid expenses	7,553	14,800
Inventory	53,944	22,919
Due from factor	1,062	560
Receivables and other current assets	17,601	21,651
Total current assets	150,811	281,685
Property, plant and equipment, net	62,593	65,936
Goodwill	5,646	5,646
Intangible assets, net	9,780	10,438
Operating lease right-of-use assets	183,098	201,113
Restricted cash and other non-current assets	53,128	54,343
Total assets	$465,056	$619,161
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,481	$18,498
Due to factor	10,080	2,520
Accrued expenses and other current liabilities	70,179	73,188
Operating lease liability, current portion	24,511	21,202
Financing lease liability, current portion	96,181	84,705
Term loan debt	70,600	—
Total current liabilities	296,032	200,113
Operating lease liability, net of current portion	168,056	186,687
Financing lease liability, net of current portion	5,675	37,732
Other non-current liabilities	1,079	92
Total liabilities	470,842	424,624
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.01 par value, 250,000 shares authorized; 193,917 and 192,772 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,917	1,905
Additional paid-in capital	4,466,141	4,454,756
Accumulated other comprehensive loss	(1,511)	(1,796)
Accumulated deficit	(4,472,333)	(4,260,328)
Total stockholders’ equity	(5,786)	194,537
Total liabilities and stockholders’ equity	$465,056	$619,161
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Revenue:
Product revenue, net	$10,612	$12,281	$45,274	$21,414
Other revenue	—	111	12	249
Total revenues	10,612	12,392	45,286	21,663
Cost of product revenue	11,781	9,126	66,591	21,335
Gross margin	(1,169)	3,266	(21,305)	328
Operating expenses:
Selling, general and administrative	39,765	40,771	136,479	118,700
Research and development	23,174	58,501	73,408	131,536
Restructuring expenses	2,811	—	2,811	—
Total operating expenses	65,750	99,272	212,698	250,236
Gain from sale of priority review voucher, net	—	—	—	92,930
Loss from operations	(66,919)	(96,006)	(234,003)	(156,978)
Interest income	1,640	2,454	7,056	7,961
Interest expense	(5,778)	(4,311)	(16,875)	(12,331)
Other income, net	10,191	10,631	31,782	30,177
Loss before income taxes	(60,866)	(87,232)	(212,040)	(131,171)
Income tax (expense) benefit	58	—	37	80
Net loss	$(60,808)	$(87,232)	$(212,003)	$(131,091)
Net loss per share - basic	$(0.31)	$(0.80)	$(1.10)	$(1.23)
Net loss per share - diluted	$(0.31)	$(0.80)	$(1.10)	$(1.23)
Weighted-average number of common shares used in computing net loss per share - basic:	193,893	109,098	193,588	106,924
Weighted-average number of common shares used in computing net loss per share - diluted:	193,893	109,098	193,588	106,924
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax benefit (expense) of $0.0 million for the three and nine months ended September 30, 2024 and 2023	611	137	285	1,843
Total other comprehensive income (loss)	611	137	285	1,843
Comprehensive loss	$(60,197)	$(87,095)	$(211,718)	$(129,248)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2023	192,772	$1,905	$4,454,756	$(1,796)	$(4,260,328)	$194,537
Vesting of restricted stock units	811	8	(8)	—	—	—
Issuance of warrants	—	—	2,571	—	—	2,571
Stock-based compensation expense	—	—	4,054	—	—	4,054
Other comprehensive loss	—	—	—	(312)	—	(312)
Net loss	—	—	—	—	(69,804)	(69,804)
Balances at March 31, 2024	193,583	$1,913	$4,461,373	$(2,108)	$(4,330,132)	$131,046
Vesting of restricted stock units	185	$2	$(2)	$—	$—	$—
Purchase of common stock under employee stock purchase plan (ESPP)	88	1	80	—	—	81
Stock-based compensation expense	—	—	3,261	—	—	3,261
Other comprehensive loss	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(81,393)	(81,393)
Balances at June 30, 2024	193,856	$1,916	$4,464,712	$(2,122)	$(4,411,525)	$52,981
Vesting of restricted stock units	61	$1	$(1)	$—	$—	$—
Reclassification of warrants to liability upon modification	—	—	(1,945)	—	—	(1,945)
Stock-based compensation expense	—	—	3,375	—	—	3,375
Other comprehensive income (loss)	—	—	—	611	—	611
Net loss	—	—	—	—	(60,808)	(60,808)
Balances at September 30, 2024	193,917	$1,917	$4,466,141	$(1,511)	$(4,472,333)	$(5,786)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2022 (As Restated)	82,923	$830	$4,185,988	$(4,070)	$(4,048,415)	$134,333
Vesting of restricted stock units	382	3	(198)	—	—	(195)
Exercise of stock options	3	—	7	—	—	7
Purchase of common stock under ESPP	62	1	226	—	—	227
Issuance of common stock	23,000	230	130,061	—	—	130,291
Stock-based compensation expense	—	—	5,843	—	—	5,843
Other comprehensive income	—	—	—	984	—	984
Net income	—	—	—	—	18,930	18,930
Balances at March 31, 2023 (As Restated)	106,370	$1,064	$4,321,927	$(3,086)	$(4,029,485)	$290,420
Vesting of restricted stock units	65	1	(1)	—	—	—
Exercise of stock options	19	—	77	—	—	77
Stock-based compensation expense	—	—	6,388	—	—	6,388
Other comprehensive income	—	—	—	722	—	722
Net loss	—	—	—	—	(62,789)	(62,789)
Balances at June 30, 2023 (As Restated)	106,454	$1,065	$4,328,391	$(2,364)	$(4,092,274)	$234,818
Vesting of restricted stock	566	6	(6)	—	—	—
Exercise of stock options	2	—	8	—	—	8
Issuance of common stock	—	—	(50)	—	—	(50)
Stock-based compensation	—	—	5,153	—	—	5,153
Other comprehensive income	—	—	—	137	—	137
Net loss	—	—	—	—	(87,232)	(87,232)
Balances at September 30, 2023 (As Restated)	107,022	$1,071	$4,333,496	$(2,227)	$(4,179,506)	$152,834
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the nine months ended September 30,
	2024	2023
		(As Restated)
Cash flows from operating activities:
Net loss	$(212,003)	$(131,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,339	19,660
Stock-based compensation expense	9,669	16,013
Noncash research and development expense (finance lease)	—	22,223
Noncash operating lease expense	18,015	23,965
Gain from sale of priority review voucher	—	(92,930)
Change in excess inventory reserve	8,035	9,202
Noncash interest related to debt	1,916	—
Other non-cash items	(14)	100
Gain on foreign currency exchange rates	(86)	(1,062)
Changes in operating assets and liabilities:
Accounts receivable	—	(14,600)
Prepaid expenses and other assets	(47,022)	2,117
Inventory	(38,038)	(26,197)
Accounts payable	6,660	1,712
Accrued expenses and other liabilities	2,986	5,709
Accrued interest payable under finance lease	8,010	3,203
Operating lease liabilities	(15,323)	(18,686)
Deferred revenue	—	(248)
Net cash used in operating activities	(209,856)	(180,910)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,114)	(2,975)
Purchases of marketable securities	—	(43,297)
Proceeds from previously transferred invoices, net of fees	3,546	—
Proceeds from maturities of marketable securities	—	99,521
Proceeds from sales of marketable securities	—	5,853
Purchase of intangible assets	—	(868)
Proceeds from sale of priority review voucher	—	92,930
Net cash provided by investing activities	1,432	151,164
Cash flows from financing activities:
Proceeds from the issuance of debt, net of fees paid to lender	71,316	—
Proceeds allocated to detachable warrants issued in conjunction with debt	2,669	—
Payments of debt issuance costs	(2,576)	—
Proceeds from exercise of stock options and ESPP contributions	—	93
Proceeds from the transfer of invoices, net of fees	50,646	—
Proceeds from vesting of restricted stock	—	(196)
Principal payments on finance leases	(69,576)	(40,299)
Proceeds from the secondary public offering, net of issuance costs	—	130,072
Net cash provided by financing activities	52,479	89,670
(Decrease) increase in cash, cash equivalents and restricted cash	(155,945)	59,924
Cash, cash equivalents and restricted cash at beginning of period	274,597	158,445
Cash, cash equivalents and restricted cash at end of period	$118,652	$218,369
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$70,651	$165,347

Restricted cash included in other current assets	4,360	8,885
Restricted cash included in restricted cash and other non-current assets	43,641	44,137
Total cash, cash equivalents and restricted cash	$118,652	$218,369
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	31	941
Offering expenses included in accounts payable and accrued expenses	—	248
Right-of-use assets obtained in exchange for operating lease liabilities	—	(708)
Right-of-use assets obtained in exchange for finance lease liabilities	41,893	21,508
Cash paid (refund received) during the period for income taxes	(10)	5
Beneficiary interest obtained in transferred invoices	4,850	—
Derecognition of due to factor liabilities	43,650	—
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
In August 2023, the Company entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") to sell shares of the Company’s common stock up to $125.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. As of September 30, 2024, the Company has made no sales pursuant to the Sales Agreement.
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
In September 2024, the Company's board of directors approved a restructuring action (the "Restructuring") following a comprehensive review of the Company's operations, which resulted in a reduction of the Company's workforce by 94 employees, or approximately 25% of employees. The Restructuring is designed to support the Company's commercial focus and reduce its cash operating expenses. Refer to Note 15, Reduction in workforce, for more information on the Restructuring.
Since its inception, the Company has incurred significant operating losses and negative operating cash flows. As of September 30, 2024, the Company had an accumulated deficit of $4.5 billion. During the nine months ended September 30, 2024, the Company incurred a net loss of $212.0 million and used $209.9 million of cash in operations. As of September 30, 2024, the Company had cash and cash equivalents of $70.7 million.
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
The Company's history of recurring operating losses and negative operating cash flows, its expectation to generate operating losses and negative operating cash flows, its projection that it may not maintain the minimum cash coverage related to the Loan and Security Agreement (the “LSA”), and the need for additional funding to support its planned operations raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date that these consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt include controlling spending, executing on commercial launch plans, and exploring additional financing options. Management has concluded the likelihood that its plan to successfully obtain sufficient funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable. Accordingly, the Company has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of at least 12 months from the date of issuance of these consolidated financial statements.
The Company has based the estimated cash needs on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. Along with the Company's revenue from product sales, the Company expects to finance its future cash needs through the issuance of equity, or debt, or other alternative means. If the Company is unable to obtain funding on a timely basis, or if revenues from product sales are less than it has projected, the Company may be required to further revise its business plan and strategy, which may result in the Company significantly curtailing, delaying or discontinuing one or more of its research or development programs or the commercialization of any products or may result in the Company being unable to continue or expand its operations or otherwise capitalize on its business opportunities. As a result, the Company's business, financial condition and results of operations could be materially affected.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP as included in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended September 30, 2024 and 2023.
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
Restatement of Previously Issued Financial Statements
As previously disclosed in the Company's 2023 Annual Report Form 10-K filed with the SEC on September 13, 2024, the Company is restating its previously issued unaudited condensed consolidated financial information for the three and nine month periods ending September 30, 2023 due to multiple prior period misstatements. The accompanying condensed consolidated financial information as of and for the quarter ended September 30, 2023 have been restated in this Quarterly Report on Form 10-Q (see Note 16: Restatement of Previously Issued Financial Statements). In addition, the Company has corrected the accompanying footnotes in connection with the restatement.

Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2024 are consistent with those discussed in Note 3 to the consolidated financial statements included in the Company’s 2023 Annual Report on Form 10-K.
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
Estimates and judgments are used in the following areas, among others: the alternative future use of assets used in research and development activities, realizability of inventories, future undiscounted cash flows and subsequent fair value estimates used to assess potential and measure any impairment of long-lived assets, including goodwill and intangible assets, and the measurement of right-of-use assets and lease liabilities, gross-to-net revenue calculations, stock-based compensation expense, accrued expenses, income taxes, the assessment of the Company's ability to fund its operations for at least the next twelve months from the date of issuance of these financial statements, and the assessment of the likelihood and magnitude of losses that may be sustained upon resolution of contingencies.
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
Other revenue
In 2021, the Company entered into a grant agreement with the Bill and Melinda Gates Foundation. The Company recognizes grant revenue in accordance with ASC 958-605, Revenue Recognition Not-for-Profit Entities, when qualifying costs are incurred and barriers to restriction have been overcome. When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. In 2023, the Company ceased further research work.
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
In November 2024, the FASB issued ASU 2024-03 "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". This ASU requires expanded disclosures of specific income statement expense categories such as cost of product revenue, selling, general, and administrative expenses, and research and development expenses. This update is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted.

3. Product revenue and reserves
For the three months ended September 30, 2024 and 2023, the Company recorded $10.6 million and $12.3 million, respectively, of product revenue. For the nine months ended September 30, 2024 and 2023, the Company recorded $45.3 million and $21.4 million, respectively, of product revenue. Product revenue by therapy represents:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
ZYNTEGLO	$5,493	$4,851	$35,212	$9,031
LYFGENIA	2,632	—	2,632	—
SKYSONA	2,487	7,430	7,430	12,383
Total product revenue, net	$10,612	$12,281	$45,274	$21,414
Six individual customers accounted for 84% of product revenue for the nine months ended September 30, 2024 and two individual customer accounted for 89% of product revenue for the nine months ended September 30, 2023.
The Company considers there to be revenue concentration risks for customers that represent product revenues that exceed 10% of total product revenue. The concentration of the Company’s product revenue within a particular customer may have a material adverse effect on the Company’s revenue and results of operations if sales with the respective customer experience difficulties. All product revenue during the nine months ended September 30, 2024 and 2023 were within the United States.
The following table summarizes an analysis of the change in reserves for gross to net deductions for the periods indicated:

Total
Balance at December 31, 2023	$5,365
Provision for rebates	8,506
Payments/credits	—
Balance at September 30, 2024	$13,871

4. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2024
Assets:
Cash and cash equivalents	$70,651	$70,651	$—	$—
Due from factor:
Beneficiary interest in factored invoices	1,062	—	—	1,062
Other non-current liabilities
Warrant liability	987	—	—	987
Total	$72,700	$70,651	$—	$2,049
December 31, 2023
Assets:
Cash and cash equivalents	$221,755	$221,755	$—	$—
Due from factor:
Beneficiary interest in factored invoices	560	—	—	560
Total	$222,315	$221,755	$—	$560

Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of September 30, 2024 and December 31, 2023, cash and cash equivalents comprise funds in cash and money market accounts held at multiple banking and asset management institutions.

Factoring agreement
Due from factor classified as Level 3 within the valuation hierarchy consists of beneficiary interest in transferred invoices. The Company estimates the fair value of the beneficiary interest based on the estimated cash flows after applying counterparty and credit risk adjustments associated with the factoring agent and distributors, respectively. As of September 30, 2024, no adjustment to the beneficiary interest in invoices sold was deemed an unobservable input and was determined based from ongoing credit evaluations and historical experience with aging of such invoices, among other factors. A significant change to this input could result in a significantly lower fair value measurement.
The following table shows a reconciliation of the beginning and ending balances for due from factor Level 3 financial liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2024:

For the nine months ended September 30,
2024
Balance at December 31, 2023	$560
Beneficiary interest obtained in transferred invoices	4,850
Gross proceeds from previously transferred invoices	(4,240)
Accrual for factor reserve deficiency	(26)
Accrual for anticipated loss on sale of invoices	(82)
Balance at September 30, 2024	$1,062

Common stock warrants
On March 15, 2024, in connection with its debt issuance (see Note 8, Term loan debt), the Company issued warrants to a lender to purchase shares of the Company’s common stock at an exercise price of $1.45 per share. On August 13, 2024, the Company amended the exercise price of the warrants to be the lesser of $1.03 per share and the price per share of the Company’s first financing event within six months of August 13, 2024 or February 13, 2025. As a result of the modification, the warrants were reclassified from additional paid-in-capital within stockholders' equity to other non-current liabilities on the condensed consolidated balance sheet at their fair value as of the modification date. The warrants are adjusted to fair value at period end through “other income (expense)” on the condensed consolidated statements of operations and comprehensive loss.
The warrants have been recorded at their fair value using the Black-Scholes option-pricing model and the following assumptions: no dividend yield, probability-weighted exercise price ranging between $0.50 and $1.03, stock price of $0.52 per share, expected volatility of 85.7%, risk free rate of 3.7%, and expected term of 7 years, equal to the life of the warrant.
The following table shows a reconciliation of the beginning and ending balances for other non-current liabilities due from factor Level 3 financial liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2024:

For the nine months ended September 30,
2024
Balance at December 31, 2023	$—
Warrant modification and reclassification to liabilities	2,100
Change in fair value	(1,113)
Balance at September 30, 2024	$987

5. Inventory
Inventory, net, consists of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Raw materials	$2,965	$2,329
Work in progress	48,649	17,375
Finished goods	2,330	3,215
Inventory	$53,944	$22,919
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
6. Factoring agreement
The Company sells rights to future revenues associated with invoices issued upon delivery of drug product to QTCs. The Company sells 100% of the invoice, and the upfront purchase price is 90% of the invoice amount. The remaining 10% less applicable fees is payable when the factor receives full payment from the customer. The upfront payments are treated as a short-term liability, presented as due to factor on the Company's consolidated balance sheets until the right to consideration from the customer is deemed unconditional. The remaining invoice amount payable to the Company at infusion is considered a beneficial interest in the factored invoice and represents the extent of our continued involvement in the sale of invoices.
Due to Factor
For the three and nine months ending September 30, 2024, the Company collected $15.2 million and $50.6 million, respectively, in cash receipts prior to an unconditional right to consideration and derecognized $10.6 million and $43.7 million, respectively, of due to factor amounts as a result of patient drug product infusions. Amounts presented as due to factor on the condensed consolidated balance sheets would be subject to payment based on the repurchase requirements that exist prior to the infusion date in the factoring agreement.
Due from Factor
For the three and nine months ending September 30, 2024, the company obtained $1.2 million and $4.9 million, respectively, of beneficiary interest in invoices and collected $0.7 million and $3.5 million, respectively, in cash receipts. Uncollected amounts presented as due from factor on the consolidated balance sheets are net of accrued fees of $0.1 million. The maximum loss exposure is $1.2 million at September 30, 2024.
The total loss from the sale of customer invoices is estimated on the patient infusion date of the drug product and was $0.5 million and $1.4 million, respectively, for the three and nine months ending September 30, 2024. In addition to the loss from the sale of invoices, the Company has incurred $0.3 million and $0.8 million, respectively, in servicing fees for the three and nine months ending September 30, 2024.

7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30, 2024	As of December 31, 2023
Accrued CMO and CRO costs	$21,735	$24,824
Accrued employee compensation	15,375	19,972
Accrued rebates	13,998	5,365
Accrued goods and services	1,814	8,391
Accrued professional fees	10,070	2,531
Other sublease rent liability	3,379	3,310
Accrued refund liability	—	5,600
Other	3,808	3,195
Total accrued expenses and other current liabilities	$70,179	$73,188
8. Term loan debt
2024 Term Loan
On March 15, 2024 (the “Effective Date”), the Company entered into the LSA and a Warrant Agreement (the “Warrant Agreement”) with Hercules Capital and funds managed by Hercules Capital (collectively, “Hercules” or “the lenders”). Under the terms of the LSA, the Company may borrow up to an aggregate principal amount of $175.0 million over the term of the agreement, in four separate tranches (the “Term Loans”) dependent on the achievement of certain milestones. On the Effective Date, the Company drew down the initial $75.0 million of gross proceeds (“Initial Loan”), and paid initial debt issuance costs of $3.5 million, inclusive of legal fees of approximately $2.7 million and the original issuance discount (“OID”) of $0.8 million, or 1% of the drawn amount, in accordance with the terms of the LSA.
On August 13, 2024, the Company and Hercules entered into an amendment to the LSA (the “Third Amendment”), pursuant to which the parties agreed to, among other things, revised terms for the availability of the second and third tranches of funding under the LSA and an increase to the minimum cash coverage requirement. In accordance with the Third Amendment, the Company may draw the second tranche of $25.0 million during the period commencing on the date the Company has (x) received at least $75.0 million in gross cash proceeds from qualified financing transactions by December 20, 2024 and (y) completed patient starts (cell collections) for at least 50 LYFGENIA patients by March 31, 2025 or 70 LYFGENIA patients by June 30, 2025 (collectively, the “Tranche 2 Milestone”) and ending on the earlier of (i) the date that is 30 days immediately following achievement of the Tranche 2 Milestone and (ii) July 31, 2025. The Company may draw the third tranche of $25.0 million during the period commencing on the date the Company has (x) received at least $100.0 million in gross cash proceeds from qualified financing transactions by December 20, 2024 or at least $125.0 million by June 30, 2025 and (y) completed 70 drug product deliveries within a given six-month period ending no later than December 31, 2025, at least 40 of which are for LYFGENIA (collectively, the “Tranche 3 Milestone”) and ending on the earlier of (i) the date that is 30 days immediately following the date the Company achieves the Tranche 3 Milestone and (ii) December 31, 2025. The Company may request up to an additional $50.0 million through December 15, 2026 from Hercules (“Tranche 4”). The lenders have no obligation to fund any amounts under Tranche 4 as funding is conditioned on approval by the lenders’ investment committee.
The 2024 Term Loan is collateralized by substantially all the Company’s assets. In addition to other covenants, the 2024 Term Loan contains affirmative covenants as well as certain financial covenants, including a minimum cash coverage requirement of 45% of the outstanding principal of the term loan. The Company was in compliance with the minimum cash coverage covenant as of September 30, 2024, but the Company projects that it may not maintain its minimum cash coverage requirement within the next 12 months (see the Company's going concern assessment in Note 1, Description of the business). As such, the term loan is presented as a current liability as of September 30, 2024.
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
Upon issuance, during the period ended March 31, 2024, the Warrants were recorded at their relative fair value using the Black-Scholes option-pricing model and the following assumptions: no dividend yield, expected volatility of 81.1%, risk free rate of 4.3%, and expected term of 7 years, equal to the life of the warrant. The relative fair value allocated to the initial warrants was $2.7 million, which was classified as additional-paid-in-capital and recorded as a debt discount which will be amortized, together with debt issuance costs, to interest expense using the effective interest method over the life of the loan at an effective interest rate of 15.7%.
In connection with the Third Amendment, the Company agreed to amend the exercise price of the Warrants to purchase shares of the Company’s common stock from $1.45 per share to the lesser of the volume weighted average price (“VWAP”) of the Company’s common stock for the ten-day period preceding August 13, 2024 (determined to be $1.03), and the price per share of the Company’s first financing event within six months of the Third Amendment date, or February 13, 2025. As the modification only impacts the exercise price, the amendment does not impact the number of shares the lenders may purchase pursuant to the Warrants. As of September 30, 2024, the Company had issued 2.6 million warrants associated with the Initial Loan (“Initial Warrants”) to purchase common stock and a contractual life of 7 years from the Effective Date.
As a result of the Third Amendment, the price adjustment feature on the warrant exercise price is affected by variables that are extraneous to the pricing of a fixed-for-fixed option or forward contract on common shares, and therefore, the Initial Warrants were reclassified from additional paid-in-capital within stockholders' equity to other non-current liabilities on the Condensed Consolidated Balance Sheet (see Note 4, Fair value measurements). Upon modification of the warrants at the Third Amendment date, the Company recorded the incremental increase in fair value of $0.2 million as debt discount which will be amortized over the life of the Initial Loan at an effective interest rate of 16%. The fair value of the Initial Warrants was then remeasured to $1.0 million at the reporting date of September 30, 2024, resulting in a gain in the amount of $1.1 million recorded within other income, net, on the Condensed Consolidated Statement of Operations.
For the three and nine months ended September 30, 2024, the Company recorded approximately $2.8 million and $6.1 million in interest expense associated with the Term Loans, respectively, inclusive of amounts related to the debt discount.
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
Embedded leases
Periodically, throughout the three and nine months ended September 30, 2024, the Company amended several of its embedded contract manufacturing leases, some of which were accounted for as lease modifications under ASC 842. The lease modifications primarily relate to the execution of new statements of work with the vendors or the extension of contractual terms.
As it relates to embedded leases related to drug product manufacturing and quality testing, due to lease modification adjustments and amortization, the Company increased its finance lease right-of-use assets in the amount of $10.3 million during the nine months ended September 30, 2024.
As it relates to embedded leases related to drug substance manufacturing, due to lease modification adjustments and amortization, the Company decreased its finance lease right-of-use assets in the amount of $12.1 million during the nine months ended September 30, 2024.
The following paragraphs describe significant lease modifications to the Company's embedded drug substance manufacturing leases that were executed during the three months ended September 30, 2024.

In August 2024, the Company provided its lessor with 12-months’ written notice of its intent to terminate one of its embedded leases effective August 31, 2025. The termination, which relates to an embedded drug vector manufacturing lease, resulted in the reduction to the lease term and the corresponding reduction in fixed lease payments.

In September 2024, the Company extended one of its embedded lease for the manufacturing of vector for five years, resulting in a lease term extending through September 2029. The extension resulted in additional fixed lease payments.
Summary of all lease costs recognized under ASC 842
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating and finance leases for the three months and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
		(As Restated)		(As Restated)
Finance leases
Interest expense	$2,364	$4,311	$9,421	$12,327
Amortization expense	14,193	6,459	43,896	16,903
Total fixed finance lease cost	$16,557	$10,770	$53,317	$29,230
Operating leases
Fixed lease cost	$9,486	$11,470	$28,459	$34,411
Total fixed operating lease cost	$9,486	$11,470	$28,459	$34,411
Variable lease cost	9,129	4,186	22,128	16,140
Short-term lease cost	98	43	265	140
Total lease cost	$35,270	$26,469	$104,169	$79,921

Operating sublease income	$10,219	$9,742	$30,825	$30,223

Cash paid in the measurement of lease liabilities
Operating cash flows used for operating leases			$15,323	$18,686
Operating cash flows used for finance leases			$1,411	$9,125
Financing cash flows for finance leases			$69,576	$40,299
Supplemental balance sheet information related to leases was as follows:

	As of	As of
	September 30, 2024	September 30, 2023
Weighted average remaining lease term - finance leases	1.92 years	1.72 years
Weighted average discount rate - finance leases	12.56%	14.49%
Weighted average remaining lease term - operating leases	6.32 years	7.21 years
Weighted average discount rate - operating leases	6.97%	7.02%
As of September 30, 2024, future minimum commitments under ASC 842 under the Company’s leases were as follows (in thousands):

	Operating Leases	Financing Leases
Remaining Lease Payments
Remainder of 2024	$9,151	$57,718
2025	37,084	43,068
2026	35,719	2,738
2027	36,742	1,673
2028	37,795	685
2029 and thereafter	81,986	—
Total	$238,477	$105,882
Less: Imputed Interest	(45,910)	(4,036)
Present Value of Lease Liabilities	$192,567	$101,846
10. Commitments and contingencies
Lease commitments
The Company leases certain office and laboratory space and has embedded leases at CMOs and a CTO. As of September 30, 2024, the Company has commitments arising from forward starting leases that have not yet commenced related to an embedded equipment lease with a CMO. These forward starting leases are expected to commence in the fourth quarter of 2024 and the first quarter of 2025 with an initial term of approximately three and four years, respectively. Fixed commitments under these contracts approximate $60.5 million. The following table presents the non-cancelable contractual obligations arising from this arrangement as of September 30, 2024 (in thousands):

Future commitment
Remainder of 2024	$294
2025	15,047
2026	18,733
2027	18,733
2028	7,668
2029 and thereafter	—
Total purchase commitments	$60,475
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
On April 27, 2023, San Rocco Therapeutics, LLC ("SRT") filed another complaint against the Company (as well as against Mr. Nick Leschly, Mr. Mitchell Finer, Mr. Philip Reilly, Third Rock Ventures LLC, and 2Seventy Bio, Inc.) in the United States District Court for the District of Massachusetts. This complaint alleges civil violations of the Federal Racketeer Influenced and Corrupt Organizations Act, violations of Mass. Gen. Laws ch. 93A, § 11, and fraudulent inducement of SRT into a release provision in a November 2020 confidential settlement agreement we executed with, inter alia, SRT. The allegations relate to the Company's use of the BB305 lentiviral vector, including in connection with the beti-cel program, and SRT seeks declaratory relief and money damages. On July 3, 2023, the Company (in conjunction with the other defendants) moved to dismiss all claims with prejudice brought by SRT in its Complaint for failure to state a claim upon which relief may be granted. On August 7, 2023, SRT filed an amended complaint, adding Craig Thompson as a defendant, and adding additional claims of alleged antitrust violations under federal and state law. The case is now captioned San Rocco Therapeutics, LLC v. Nick Leschly, Mitchell Finer, Philip Reilly, Craig Thompson, Third Rock Ventures LLC, bluebird bio, Inc. and 2Seventy Bio, Inc., C.A. No. 1:23-cv-10919-ADB. On September 18, 2023, the Company (in conjunction with the non-Thompson defendants), moved to dismiss with prejudice once again. SRT filed an opposition to that motion on October 12, 2023. On October 24, 2023, the Company filed a motion for leave to file a reply brief, which was granted on October 30, 2023. SRT filed a sur-reply brief on November 2, 2023. On September 30, 2024, the court issued a Memorandum and Opinion granting the motion to dismiss filed by the non-Thompson defendants as well as a motion to dismiss filed by Mr. Thompson. On October 2, 2024, the court issued an Order dismissing SRT's amended complaint, and closing the case. SRT's time to file any notice of appeal has expired, rendering the court's ruling a final non-appealable decision.
On April 15, 2024, SRT filed a Demand for Arbitration with the American Arbitration Association, accusing the Company of breaching a November 2020 confidential settlement agreement by initiating a proceeding before the Patent Trial & Appeal Board (PTAB) of the United States Patent & Trademark Office in October 2022, asserting invalidity of two patents licensed to SRT. SRT seeks reimbursement of its costs and fees, including attorney’s fees, incurred in the PTAB proceeding, totaling approximately $1.5 million. On August 26, 2024, the parties submitted their respective opening dispositive briefs. The Company filed its response on September 24, 2024, when SRT also filed its opposition to our dispositive motion. The parties' respective replies were due on October 8, 2024. On October 29, 2024, the arbitrator granted the Company's early dispositive motion and dismissed SRT's claim in its entirety.
On March 28, 2024, a class action lawsuit captioned Garry Gill v. bluebird bio, Inc. et al., Case No. 1:24-cv-10803-PBS (the "Gill Action"), was filed against the Company in the United States District Court for the District of Massachusetts. An amended complaint was filed on August 15, 2024. The amended complaint purports to assert claims against the Company and certain of its current and former officers pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between April 24, 2023 and December 8, 2023 (the “class period”). Plaintiff seeks to recover damages allegedly caused by purported misstatements and omissions regarding (i) whether the Company could obtain FDA approval for the lovo-cel BLA without a black box warning for hematologic malignancies; and (ii) whether the Company would be granted a priority review voucher by the FDA in connection with the BLA, which it could sell in order to strengthen its financial position. The amended complaint claims these alleged statements and omissions operated to artificially inflate the price paid for the Company's common stock during the class period. On September 2, 2024, the Court entered the parties’ stipulated schedule for briefing a motion to dismiss the amended complaint. The Company's opening brief in support of a motion to dismiss was filed on October 11, 2024; the opposition brief is due December 5, 2024; and a reply brief in further support of a motion to dismiss is due December 20, 2024. The Company intends to vigorously defend against the claims in this action.
Apart from the above, there have been no other material changes in claims and complaints from those disclosed in Note 12 to the consolidated financial statements included in the Company's 2023 Annual Report on Form 10-K.
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

In August 2023, the Company entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") to sell shares of the Company’s common stock up to $125.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. As of September 30, 2024, the Company has made no sales pursuant to the Sales Agreement.
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
12. Stock-based compensation
In June 2023, the Company’s stockholders approved the bluebird bio, Inc. 2023 Incentive Award Plan (the “2023 Plan”), which replaced the 2013 Stock Option and Incentive Plan (“2013 Plan”). Following approval of the 2023 Plan, no further awards will be granted under the 2013 Plan. The Company also maintains the 2021 Inducement Plan (the “2021 Plan”), pursuant to which equity-based awards may be granted to new hires. As of September 30, 2024, the total number of shares of common stock available for issuance under the 2023 Plan was approximately 1.5 million, and the total number of shares of common stock available for issuance under the 2021 Plan was approximately 0.6 million.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $2.7 million and $4.9 million during the three months ended September 30, 2024 and 2023, respectively. The Company recognized stock-based compensation expense totaling $9.7 million and $16.0 million during the nine months ended September 30, 2024 and 2023, respectively. Stock-based compensation expense recognized by award type is included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Stock options	$920	$1,758	$3,343	$5,192
Restricted stock units	1,755	2,916	6,217	10,552
Employee stock purchase plan and other	26	194	109	269
	$2,701	$4,868	$9,669	$16,013

Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Cost of product revenue	102	342	882	435
Selling, general and administrative	1,650	2,461	5,783	7,503
Research and development	681	2,065	2,736	8,075
Restructuring Expenses	268	—	268	—
	$2,701	$4,868	$9,669	$16,013
During the nine months ended September 30, 2024 and 2023, the Company had $1.0 million and $1.4 million of stock compensation expense that was capitalized into inventory.
Stock options
The following table summarizes the stock option activity under the Company’s equity award plans excluding awards held by employees of 2seventy bio:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2023	4,227	$14.16
Granted	3,010	$1.47
Exercised	—	$—
Canceled, forfeited, or expired	(905)	$10.52
Outstanding at September 30, 2024	6,332	$8.66
Exercisable at September 30, 2024	2,290	$18.54
Vested and expected to vest at September 30, 2024	6,332	$8.66
During the nine months ended September 30, 2024, no stock options were exercised.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans excluding awards held by employees of 2seventy bio:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested at December 31, 2023	4,207	$6.08
Granted	3,357	$1.23
Vested	(1,083)	$7.08
Forfeited	(907)	$4.05
Unvested at September 30, 2024	5,574	$3.29
Employee stock purchase plan
In June 2013, the Company's board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 0.2 million shares of the Company’s common stock to participating employees. In June 2021, the Company amended the 2013 ESPP to authorize an additional 1.4 million shares of the Company’s common stock available to participating employees. During each of the nine months ended September 30, 2024 and 2023, 0.1 million shares and 0.1 million shares, respectively, of common stock were issued under the 2013 ESPP.

13. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The tax benefit recognized during the three and nine months ended September 30, 2024 was $0.1 million and $0.0 million, respectively, due to the full valuation allowance.
14. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three and nine months ended September 30,
	2024	2023
Outstanding stock options(1)	7,473	5,875
Restricted stock units(1)	5,574	4,194
Warrants	2,586	—
ESPP shares and other	61	—
	15,694	10,069
(1) Outstanding stock options and restricted stock units include awards outstanding to employees of 2seventy bio.

Net loss per share for the three and nine months ended September 30, 2024 was $0.31 and $1.10, respectively. Net loss per share for the three and nine months ended September 30, 2023 was $0.80 and $1.23, respectively.

15. Reduction in workforce
In September 2024, the Company’s board of directors approved a restructuring action (the "Restructuring") following a comprehensive review of the Company’s operations. The Restructuring includes a reduction of the Company’s workforce by 94 employees, or approximately 25% of employees.
As a result of the Restructuring, the Company incurred aggregate charges of $2.8 million in restructuring costs, $2.5 million of which relates to cash expenditures for severance and employee termination-related costs to be paid out over multiple weeks through the first quarter of 2025, with the majority to be paid out by December 31, 2024, and $0.3 million in stock-based compensation expense associated with accelerated vesting of restricted stock units.
The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the nine months ended September 30, 2024:

For the nine months ended September 30,
2024
Cash expenditure charges	$2,543
Amount paid through September 30, 2024	—
Amounts accrued at September 30, 2024	$2,543

16. Restatement of Previously Issued Financial Statements

As further described below, as well as in Note 2 - Basis of Presentation, the Company identified several prior period misstatements that impacted its unaudited quarterly condensed consolidated financial statements for the three and nine months ended September 30, 2023. Such restated and unaudited quarterly financial data and the related impacted amounts were presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

As part of the restatement, the Company recorded adjustments to correct the material misstatements related to accounting for embedded leases and other immaterial errors.

The following tables present the restated unaudited Condensed Consolidated Financial Information for the three and nine months ended September 30, 2023.

Consolidated Statements of Operations and Comprehensive Loss

	For the three months ended September 30, 2023
	As Previously Reported	Adjustments to Embedded Leases	Other Adjustments	As Restated
Revenue:
Product revenue, net	$12,281	$—	$—	$12,281
Other revenue	111	—	—	111
Total revenues	12,392	—	—	12,392
Cost of product revenue	10,955	(1,829)	—	9,126
Gross margin	1,437	1,829	—	3,266
Operating expenses:
Selling, general and administrative	40,703	68	—	40,771
Research and development	45,463	14,757	(1,719)	58,501
Total operating expenses	86,166	14,825	(1,719)	99,272
Loss from operations	(84,729)	(12,996)	1,719	(96,006)
Interest income	2,454	—	—	2,454
Interest expense	—	(4,311)	—	(4,311)
Other income, net	10,544	168	(81)	10,631
Loss before income taxes	(71,731)	(17,139)	1,638	(87,232)
Income tax (expense) benefit	—	—	—	—
Net loss	(71,731)	(17,139)	1,638	(87,232)
Net loss per share - basic (1)	$(0.66)	$(0.16)	$0.02	$(0.80)
Net loss per share - diluted (1)	$(0.66)	$(0.16)	$0.02	$(0.80)
Weighted-average number of common shares used in computing net loss per share - basic:	109,098	—	—	109,098
Weighted-average number of common shares used in computing net loss per share - diluted:	109,098	—	—	109,098
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax (benefit) expense of $0.0 million for the three months ended September 30, 2023	137	—	—	137
Total other comprehensive income (loss)	137	—	—	137
Comprehensive loss	$(71,594)	$(17,139)	$1,638	$(87,095)

(1) Due to differences in rounding to the nearest cent per basic or diluted share, totals may not equal the sum of the line items.

	For the nine months ended September 30, 2023
	As Previously Reported	Adjustments to Embedded Leases	Other Adjustments	As Restated
Revenue:
Product revenue, net	$21,414	$—	$—	$21,414
Other revenue	249	—	—	249
Total revenues	21,663	—	—	21,663
Cost of product revenue	23,895	(2,560)	—	21,335
Gross margin	(2,232)	2,560	—	328
Operating expenses:
Selling, general and administrative	118,406	294	—	118,700
Research and development	133,881	52	(2,397)	131,536
Total operating expenses	252,287	346	(2,397)	250,236
Gain from sale of priority review voucher, net	92,930	—	—	92,930
Loss from operations	(161,589)	2,214	2,397	(156,978)
Interest income	7,961	—	—	7,961
Interest expense	(3)	(12,328)	—	(12,331)
Other income, net	30,152	106	(81)	30,177
Loss before income taxes	(123,479)	(10,008)	2,316	(131,171)
Income tax (expense) benefit	80	—	—	80
Net loss	(123,399)	(10,008)	2,316	(131,091)
Net loss per share - basic	$(1.15)	$(0.09)	$0.02	$(1.23)
Net loss per share - diluted	$(1.15)	$(0.09)	$0.02	$(1.23)
Weighted-average number of common shares used in computing net loss per share - basic:	106,924	—	—	106,924
Weighted-average number of common shares used in computing net loss per share - diluted:	106,924	—	—	106,924
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax (benefit) expense of $0.0 million for the nine months ended September 30, 2023	1,843	—	—	1,843
Total other comprehensive income (loss)	1,843	—	—	1,843
Comprehensive loss	$(121,556)	$(10,008)	$2,316	$(129,248)

(1) Due to differences in rounding to the nearest cent per basic or diluted share, totals may not equal the sum of the line items.

Statements of Changes in Stockholders' Equity:

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
As Previously Reported
Balances at December 31, 2022	82,923	$830	$4,186,086	$(4,070)	$(3,986,503)	$196,343
Vesting of restricted stock	382	3	(198)	—	—	(195)
Exercise of stock options	3	—	7	—	—	7
Purchase of shares under ESPP	62	1	226	—	—	227
Issuance of common stock for private equity placement	23,000	230	130,061	—	—	130,291
Stock-based compensation	—	—	5,843	—	—	5,843
Other comprehensive income (loss)	—	—	—	984	—	984
Net income (loss)	—	—	—	—	21,240	21,240
Balances at March 31, 2023	106,370	$1,064	$4,322,025	$(3,086)	$(3,965,263)	$354,740

Adjustments to Embedded Leases
Balances at December 31, 2022	$—	$—	$—	$—	$(59,700)	$(59,700)
Vesting of restricted stock	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Purchase of shares under ESPP	—	—	—	—	—	—
Issuance of common stock for private equity placement	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Net income (loss)	—	—	—	—	(2,351)	(2,351)
Balances at March 31, 2023	—	$—	$—	$—	$(62,051)	$(62,051)

Other Adjustments
Balances at December 31, 2022	—	—	(98)	—	(2,212)	(2,310)
Vesting of restricted stock	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Purchase of shares under ESPP	—	—	—	—	—	—
Issuance of common stock for private equity placement	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Net income (loss)	—	—	—	—	41	41
Balances at March 31, 2023	—	$—	$(98)	$—	$(2,171)	$(2,269)

As Restated
Balances at December 31, 2022	82,923	830	4,185,988	(4,070)	(4,048,415)	134,333
Vesting of restricted stock	382	3	(198)	—	—	(195)
Exercise of stock options	3	—	7	—	—	7
Purchase of shares under ESPP	62	1	226	—	—	227
Issuance of common stock for private equity placement	23,000	230	130,061	—	—	130,291
Stock-based compensation	—	—	5,843	—	—	5,843
Other comprehensive income (loss)	—	—	—	984	—	984
Net income (loss)	—	—	—	—	18,930	18,930
Balances at March 31, 2023	106,370	$1,064	$4,321,927	$(3,086)	$(4,029,485)	$290,420

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
As Previously Reported
Balances at March 31, 2023	106,370	$1,064	$4,322,025	$(3,086)	$(3,965,263)	$354,740
Vesting of restricted stock	65	1	(1)	—	—	—
Exercise of stock options	19	—	77	—	—	77
Purchase of shares under ESPP	—	—	—	—	—	—
Issuance of common stock for private equity placement	—	—	—	—	—	—
Stock-based compensation	—	—	6,388	—	—	6,388
Other comprehensive income (loss)	—	—	—	722	—	722
Net income (loss)	—	—	—	—	(72,908)	(72,908)
Balances at June 30, 2023	106,454	$1,065	$4,328,489	$(2,364)	$(4,038,171)	$289,019

Adjustments to Embedded Leases
Balances at March 31, 2023	$—	$—	$—	$—	$(62,051)	$(62,051)
Vesting of restricted stock	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Purchase of shares under ESPP	—	—	—	—	—	—
Issuance of common stock for private equity placement	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Net income (loss)	—	—	—	—	9,482	9,482
Balances at June 30, 2023	—	$—	$—	$—	$(52,569)	$(52,569)

Other Adjustments
Balances at March 31, 2023	—	—	(98)	—	(2,171)	(2,269)
Vesting of restricted stock	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—
Purchase of shares under ESPP	—	—	—	—	—	—
Issuance of common stock for private equity placement	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	—
Net income (loss)	—	—	—	—	637	637
Balances at June 30, 2023	—	$—	$(98)	$—	$(1,534)	$(1,632)

As Restated
Balances at March 31, 2023	106,370	1,064	4,321,927	(3,086)	(4,029,485)	290,420
Vesting of restricted stock	65	1	(1)	—	—	—
Exercise of stock options	19	—	77	—	—	77
Purchase of shares under ESPP	—	—	—	—	—	—
Issuance of common stock for private equity placement	—	—	—	—	—	—
Stock-based compensation	—	—	6,388	—	—	6,388
Other comprehensive income (loss)	—	—	—	722	—	722
Net income (loss)	—	—	—	—	(62,789)	(62,789)
Balances at June 30, 2023	106,454	$1,065	$4,328,391	$(2,364)	$(4,092,274)	$234,818

	Common stock			Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares		Amount
As previously reported
Balances at June 30, 2023	106,454		$1,065	$4,328,489	$(2,364)	$(4,038,171)	$289,019
Vesting of restricted stock	566		6	(6)	—	—	—
Exercise of stock options	2		—	8	—	—	8
Issuance of common stock	—		—	(50)	—	—	(50)
Stock-based compensation expense	—		—	5,153	—	—	5,153
Other comprehensive income (loss)	—		—	—	137	—	137
Net income (loss)	—		—	—	—	(71,731)	(71,731)
Balances at September 30, 2023	107,022	107,022	$1,071	$4,333,594	$(2,227)	$(4,109,902)	$222,536
Balances at
Adjustments to Leases
Balances at June 30, 2023	—		—	—	—	(52,569)	(52,569)
Vesting of restricted stock	—		—	—	—	—	—
Exercise of stock options	—		—	—	—	—	—
Issuance of common stock	—		—	—	—	—	—
Stock-based compensation expense	—		—	—	—	—	—
Other comprehensive income (loss)	—		—	—	—	—	—
Net income (loss)	—		—	—	—	(17,139)	(17,139)
Balances at September 30, 2023	—		$—	$—	$—	$(69,708)	$(69,708)
Balances at
Other Adjustments
Balances at June 30, 2023	—		—	(98)	—	(1,534)	(1,632)
Vesting of restricted stock	—		—	—	—	—	—
Exercise of stock options	—		—	—	—	—	—
Issuance of common stock	—		—	—	—	—	—
Stock-based compensation expense	—		—	—	—	—	—
Other comprehensive income (loss)	—		—	—	—	—	—
Net income (loss)	—		—	—	—	1,638	1,638
Balances at September 30, 2023	—		$—	$(98)	$—	$104	$6
Balances at
As Restated
Balances at June 30, 2023	106,454		1,065	4,328,391	(2,364)	(4,092,274)	234,818
Vesting of restricted stock	566		6	(6)	—	—	—
Exercise of stock options	2		—	8	—	—	8
Issuance of common stock	—		—	(50)	—	—	(50)
Stock-based compensation expense	—		—	5,153	—	—	5,153
Other comprehensive income (loss)	—		—	—	137	—	137
Net income (loss)	—		—	—	—	(87,232)	(87,232)
Balances at September 30, 2023	107,022		$1,071	$4,333,496	$(2,227)	$(4,179,506)	$152,834

Consolidated Statement of Cash Flows

	For the nine months ended September 30,
	2023
	As Previously Reported	Adjustments to Leases	Other Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(123,399)	$(10,008)	$2,316	$(131,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,124	16,648	(112)	19,660
Stock-based compensation expense	16,013	—	—	16,013
Noncash research and development expense (finance lease)	—	22,223	—	22,223
Noncash operating lease expense	—	23,965	—	23,965
Gain from sale of priority review voucher	(92,930)	—	—	(92,930)
Excess inventory reserve	5,333	1,554	2,315	9,202
Other non-cash items	19	—	81	100
(Gain) loss on foreign currency exchange rates	—	(1,062)	—	(1,062)
Changes in operating assets and liabilities:
Accounts receivable	(23,000)	—	8,400	(14,600)
Prepaid expenses and other assets	(523)	2,640	—	2,117
Inventory	(24,931)	1,651	(2,917)	(26,197)
Operating right of use assets	40,101	(40,101)	—	—
Accounts payable	(5,787)	7,183	316	1,712
Accrued expenses and other liabilities	7,125	583	(1,999)	5,709
Accrued interest payable under finance lease	—	3,203	—	3,203
Operating lease liabilities	(30,506)	11,820	—	(18,686)
Deferred revenue	8,152	—	(8,400)	(248)
Net cash (used in) provided by operating activities	(221,209)	40,299	—	(180,910)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,975)	—	—	(2,975)
Purchases of marketable securities	(43,297)	—	—	(43,297)
Proceeds from maturities of marketable securities	99,521	—	—	99,521
Proceeds from sales of marketable securities	5,853	—	—	5,853
Purchase of intangible assets	(868)	—	—	(868)
Proceeds from sale of priority review voucher	92,930	—	—	92,930
Net cash provided by investing activities	151,164	—	—	151,164
Cash flows from financing activities:
Proceeds from exercise of stock options and ESPP contributions	93	—	—	93
Proceeds from vesting of restricted stock	(196)	—	—	(196)
Principal payments on finance lease	—	(40,299)	—	(40,299)
Proceeds from the secondary public offering, net of issuance costs	130,072	—	—	130,072
Net cash (used in) provided by financing activities	129,969	(40,299)	—	89,670
Increase in cash, cash equivalents and restricted cash	59,924	—	—	59,924
Cash, cash equivalents and restricted cash at beginning of year	158,445	—	—	158,445
Cash, cash equivalents and restricted cash at end of year	$218,369	$—	$—	$218,369
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$165,347	$—	$—	$165,347
Restricted cash included in receivables and other current assets	8,885	—	—	8,885
Restricted cash included in restricted cash and other non-current assets	44,137	—	—	44,137
Total cash, cash equivalents and restricted cash	$218,369	$—	$—	$218,369
Supplemental cash flow disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	44,819	(45,527)	—	(708)
Purchases of property, plant and equipment included in accounts payable and accrued expenses	941	—	—	941
Offering expenses included in accounts payable and accrued expenses	248	—	—	248
Right-of-use assets obtained in exchange for finance lease liabilities	—	21,508	—	21,508
Increase (reduction) of right of use asset and associated operating lease liability due to lease reassessment	8,003	(8,003)	—	—

Cash paid during the period for income taxes	5	—	—	5

17. Subsequent events

On November 6, 2024, the Company’s stockholders approved a proposal to amend and restate the Company’s 2023 Plan to (i) increase the aggregate number of shares authorized for issuance under the 2023 Plan by 15,000,000 shares to 20,200,000 shares, (ii) include minimum vesting requirements for certain awards granted thereunder, (iii) clarify the treatment of performance-based awards in the event of a change in control and (iv) extend the date following which incentive stock options can no longer be granted to September 12, 2034, the tenth anniversary of the date the Company’s board of directors approved the amended and restated plan (such amended and restated plan, the “Amended 2023 Plan”).

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
The Company restated the consolidated financial statements for the year ended December 31, 2022 presented in its 2023 Annual Report on Form 10-K. In addition, the Company restated its unaudited quarterly financial data for the period ended March 31, 2023. Such restated unaudited quarterly financial data and related impacted amounts were presented in the Company's 2023 Annual Report on Form 10-K. The following discussion gives effect to the restatement of our unaudited interim consolidated financial statements for the three and nine months ended September 30, 2023. See the related discussion in Note 2, "Basis of presentation, principles of consolidation and significant accounting policies" of the Notes to Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As of September 30, 2024, we had cash and cash equivalents of approximately $70.7 million. Absent the sale of our PRVs, we have never been profitable and have incurred net losses in each year since inception. Our net loss was $60.8 million and $212.0 million for the three and nine months ended September 30, 2024, respectively, and our accumulated deficit was $4.5 billion as of September 30, 2024. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, and cost of product revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future, if and as we:
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
Business update
In September 2024, we announced that we were initiating a restructuring action (the "Restructuring") following a comprehensive review of our operations. The Restructuring is anticipated to reduce our cash operating expenses by approximately 20% when fully realized in the third quarter of 2025, compared to the prior reporting period. The Restructuring includes a reduction of our workforce by approximately 25% of employees during the fourth quarter of 2024. Refer to Note 15, Reduction in workforce to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more information on the Restructuring.
We had cash and cash equivalents of approximately $70.7 million as of September 30, 2024. We will continue to generate operating losses and negative operating cash flows for the foreseeable future as we continue to commercialize ZYNTEGLO,

SKYSONA and LYFGENIA and we will require the need for additional funding to support our planned operations before becoming profitable.
We are engaging collaboratively with Hercules as we work to secure adequate cash runway to obtain additional financing and reach cash flow break-even. Based on current forecasts, which assume continued cost-saving initiatives, successfully renegotiating key contracts, and continued collaborative engagement from Hercules, we expect our existing cash and cash equivalents will enable us to fund our operations into the first quarter of 2025.
We have based this estimate on assumptions of revenues and operating costs that may prove to be wrong. Our cash runway estimate does not include use of our restricted cash, which as of September 30, 2024 was $48.0 million. The restricted cash was unavailable for use as of September 30, 2024, and we believe at least $43.6 million of this restricted cash is unlikely to be released in the near term. In addition, our future net product revenues will depend upon the demand for our products, the size of the markets, our ability to timely scale our manufacturing capabilities to meet market demand, our ability to achieve sufficient market acceptance, reimbursement from third-party payers, adequate market share in those markets and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis, we may be required to revise our business plan and strategy, which may result in bluebird failing to achieve profitability, significantly curtailing, delaying or discontinuing the commercialization of any products or may result in bluebird being unable to continue or expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially affected.
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
Financial operations overview
Product revenue
Our revenues were derived from product revenues associated with the sale of SKYSONA, ZYNTEGLO, and LYFGENIA in the United States.
Other revenue
We have recognized an immaterial amount of revenue associated with grants.
Cost of product revenue
Cost of product revenue includes costs associated with the sale of SKYSONA, ZYNTEGLO, and LYFGENIA in the United States.
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

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
		(As Restated)		(As Restated)
LYFGENIA (lovo-cel)	$5,839	$32,856	$18,258	$59,108
SKYSONA (eli-cel)	1,119	1,164	4,572	4,951
ZYNTEGLO (beti-cel)	1,422	4,158	4,188	12,152
Preclinical programs	131	424	369	939
Total direct research and development expense	8,511	38,602	27,387	77,150
Employee-and contractor-related expenses	6,522	8,152	21,979	22,421
Stock-based compensation expense	681	2,065	2,736	8,075
License and other related expenses	1	1,877	1	1,988
Laboratory and other expenses	1,515	1,147	4,531	2,159
Facility expenses	5,944	6,658	16,774	19,743
Total other research and development expenses	14,663	19,899	46,021	54,386
Total research and development expense	$23,174	$58,501	$73,408	$131,536

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
Interest expense
Interest expense consists primarily of interest expense associated with finance lease arrangements, factoring agreement, and term loan debt.
Other income, net
Other income, net consists primarily of sublease income, gains and losses on disposal of fixed assets, and gains and losses on foreign currency transactions.
Critical accounting policies and significant judgements and estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In making estimates and judgments, management employs critical accounting policies. During the nine months ended September 30, 2024, there were no material changes to our critical accounting policies as reported in our 2023 Annual Report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations
Comparison of the three months ended September 30, 2024 and 2023:

	For the three months ended September 30,
	2024	2023	Change
	(in thousands)
		(As Restated)
Revenue:
Product revenue, net	$10,612	$12,281	$(1,669)
Other revenue	—	111	(111)
Total revenues	10,612	12,392	(1,780)
Cost of product revenue	11,781	9,126	2,655
Gross margin	(1,169)	3,266	(4,435)
Operating expenses:
Selling, general and administrative	39,765	40,771	(1,006)
Research and development	23,174	58,501	(35,327)
Restructuring expenses	2,811	—	2,811
Total operating expenses	65,750	99,272	(33,522)
Loss from operations	(66,919)	(96,006)	29,087
Interest income	1,640	2,454	(814)
Interest expense	(5,778)	(4,311)	(1,467)
Other income, net	10,191	10,631	(440)
Loss before income taxes	(60,866)	(87,232)	26,366
Income tax (expense) benefit	58	—	58
Net loss	$(60,808)	$(87,232)	$26,424

Revenues. Total revenue was $10.6 million for the three months ended September 30, 2024, compared to $12.4 million for the three months ended September 30, 2023. The decrease of $1.8 million is primarily attributable to one fewer infusion occurring in the third quarter of 2024 compared to the third quarter of 2023.
Cost of product revenue. Cost of product revenue was $11.8 million for the three months ended September 30, 2024, compared to $9.1 million for the three months ended September 30, 2023. The increase is primarily attributable to increased inventoriable expenses in the third quarter of 2024 compared to the third quarter of 2023.
Selling, general and administrative expenses. Selling, general and administrative expenses were $39.8 million for the three months ended September 30, 2024, compared to $40.8 million for the three months ended September 30, 2023. The net decrease of $1.0 million was primarily attributable to the following:
•$5.4 million of decreased net employee compensation, benefit, and other headcount-related expenses, driven by an overall decrease in headcount and related bonus expense, which includes a reversal of bonus accrual for employees included in the reduction in workforce and $0.8 million decrease in stock-based compensation expense;
•$2.7 million of decreased commercial readiness expense primarily driven by an overall decrease in marketing and advertising expense; and
•$1.1 million of decreased information technology and facility-related costs.
These decreased costs were partially offset by the following:
•$7.8 million of increased professional fees driven by increased accounting advisory costs.
Research and development expenses. Research and development expenses were $23.2 million for the three months ended September 30, 2024, compared to $58.5 million for the three months ended September 30, 2023. The net decrease of $35.3 million was primarily attributable to the following:

•$23.6 million of decreased manufacturing expenses primarily driven by material production for all commercial products now being included in inventory and cost of product revenue;
•$6.8 million of decreased net employee compensation, benefit, and other headcount related expenses, driven by related expenses being included in inventory and cost of product revenue for our commercial products, an overall decrease in headcount and related bonus expense, which includes a reversal of bonus accrual for employees included in the reduction in workforce, and a decrease of $1.4 million in stock-based compensation expense;
•$2.9 million of decreased consulting fees; and
•$2.3 million of decreased information technology and facility-related costs.
Restructuring expenses. The increase in restructuring expenses is related to costs associated with the reduction in workforce that was approved in the third quarter of 2024.
Interest income. The decrease in interest income is primarily related to overall decrease in total cash balances in 2024 compared to 2023.
Interest expense. The increase in interest expense is primarily due to interest expense associated with our term loan debt with Hercules that we entered into in March 2024 and our factoring agreement, partially offset by a decrease in the interest expense associated with finance lease arrangements.
Other income, net. The decrease in other income, net is primarily related to gains and losses on foreign currency transactions.

Comparison of the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023	Change
	(in thousands)
		(As Restated)
Revenue:
Product revenue, net	$45,274	$21,414	$23,860
Other revenue	12	249	(237)
Total revenues	45,286	21,663	23,623
Cost of product revenue	66,591	21,335	45,256
Gross margin	(21,305)	328	(21,633)
Operating expenses:
Selling, general and administrative	136,479	118,700	17,779
Research and development	73,408	131,536	(58,128)
Restructuring expenses	2,811	—	2,811
Total operating expenses	212,698	250,236	(37,538)
Gain from sale of priority review voucher, net	—	92,930	(92,930)
Income (loss) from operations	(234,003)	(156,978)	(77,025)
Interest income	7,056	7,961	(905)
Interest expense	(16,875)	(12,331)	(4,544)
Other income, net	31,782	30,177	1,605
Income (loss) before income taxes	(212,040)	(131,171)	(80,869)
Income tax (expense) benefit	37	80	(43)
Net income (loss)	$(212,003)	$(131,091)	$(80,912)
Revenues. Total revenue was $45.3 million for the nine months ended September 30, 2024, compared to $21.7 million for the nine months ended September 30, 2023. The increase of $23.6 million is primarily attributable to increased product sales during 2024.
Cost of product revenue. Cost of product revenue was $66.6 million for the nine months ended September 30, 2024, compared to $21.3 million for the nine months ended September 30, 2023. The increase is primarily attributable to increased product sales during 2024 and increased inventoriable expenses associated with contract manufacturing costs.
Selling, general and administrative expenses. Selling, general and administrative expenses were $136.5 million for the nine months ended September 30, 2024, compared to $118.7 million for the nine months ended September 30, 2023. The net increase of $17.8 million was primarily attributable to the following:
•$19.8 million of increased professional fees driven by increased accounting advisory costs; and
•$1.2 million of increased expenses relating to contractors primarily driven by an increased need for contractors and consultants, primarily related to the Company's 2023 restatement and turnover, across the selling, general and administration functions in 2024 compared to 2023.
These increased costs were partially offset by the following:
•$2.4 million of decreased commercial readiness expense primarily driven by an overall decrease in marketing and advertising expense; and
•$2.2 million of decreased information technology and facility-related costs.
Research and development expenses. Research and development expenses were $73.4 million for the nine months ended September 30, 2024, compared to $131.5 million for the nine months ended September 30, 2023. The net decrease of $58.1 million was primarily attributable to the following:
•$28.0 million of decreased manufacturing costs primarily driven by material production for all commercial products now being included in inventory and cost of product revenue;

•$14.4 million of decreased net employee compensation, benefit, and other headcount related expenses, driven by related expenses being included in inventory and cost of product revenue for our commercial products, an overall decrease in headcount and related bonus expense, which includes a reversal of bonus accrual for employees included in the reduction in workforce, and a decrease of $5.3 million in stock-based compensation expense;
•$7.4 million of decreased consulting fees;
•$5.2 million of decreased information technology and facility-related costs;
•$3.0 million of decreased clinical subject treatment costs; and
•$1.1 million of non-clinical services.
These decreased costs were partially offset by the following:
•$1.6 million of increased costs related to lab expenses driven by an increase in lab consumables.
Restructuring expenses. The increase in restructuring expenses is related to costs associated with the reduction in workforce that was approved in the third quarter of 2024.
Gain from sale of priority review voucher, net. The decrease in gain from sale of priority review voucher, net was related to the sale of a priority review voucher in the first quarter of 2023.
Interest income. The decrease in interest income was primarily related to an overall decrease in total cash balances in the first three quarters of 2024 compared to the first three quarters of 2023.
Interest expense. The increase in interest expense is primarily due to interest expense associated with our term loan debt with Hercules that we entered into in March 2024 and our factoring agreement, partially offset by a decrease in the interest expense associated with finance lease arrangements.
Other income, net. The increase in other income, net is primarily related to gains and losses on foreign currency transactions.
Liquidity and Capital Resources
As of September 30, 2024, we had cash and cash equivalents of approximately $70.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, when applicable, primarily with a view to liquidity and capital preservation. As of September 30, 2024, our funds are primarily held in U.S. government agency securities and treasuries, and money market accounts with maturities at date of purchase of 90 days or less.
We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of September 30, 2024, we had an accumulated deficit of $4.5 billion. We expect our research and development expenses to decrease in conjunction with an increase in commercial activities and selling, general and administrative expense due to the commercialization of ZYNTEGLO, SKYSONA, and LYFGENIA.
In September 2024, we implemented the Restructuring designed to support our commercial focus and reduce our cash operating expenses. See also "Management's Discussion and Analysis - Overview".
We are engaging collaboratively with Hercules as we work to secure adequate cash runway to obtain additional financing and reach cash flow break-even. Based on current forecasts, which assume continued cost-saving initiatives, successfully renegotiating key contracts, and continued collaborative engagement from Hercules, we expect our existing cash and cash equivalents will enable us to fund our operations into the first quarter of 2025.
We have based this estimate on assumptions of revenues and operating costs that may prove to be wrong. Our cash runway estimate does not include use of our restricted cash of $48.0 million, which was unavailable for use as of September 30, 2024, and we believe at least $43.6 million of this restricted cash is unlikely to be released in the near term. In addition, our future net product revenues will depend upon the demand for our products, the size of the markets, our ability to timely scale our manufacturing capabilities to meet market demand, our ability to achieve sufficient market acceptance, reimbursement from third-party payers, adequate market share in those markets and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, or if we are unable to obtain funding on a timely basis we may be required to revise our business plan and strategy, which may result in bluebird failing to achieve profitability, significantly curtailing, delaying or discontinuing one or more of our research or development programs or the commercialization of any products or may result in bluebird being unable to continue or expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition, and results of operations could be materially affected.
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
•In August 2023, we entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") to sell shares of our common stock up to $125.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. As of September 30, 2024, we have made no sales pursuant to the Sales Agreement.
•In December 2023, we sold 83.3 million shares of common stock in an underwritten public offering at a price of $1.50 per share for aggregate net proceeds of $118.1 million.
•In March 2024, we entered into the LSA for up to $175.0 million in debt financing.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	For the nine months ended September 30,
	2024	2023
	(in thousands)
		(As Restated)
Net cash (used in) operating activities	$(209,856)	$(180,910)
Net cash provided by investing activities	1,432	151,164
Net cash provided by financing activities	52,479	89,670
Net (decrease) increase in cash, cash equivalents and restricted cash	$(155,945)	$59,924

Operating Activities. The $28.9 million increase in cash used in operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to the increase in net loss of $80.9 million, the increase in net working capital of $35.7 million, net changes of other non-cash items of $32.9 million, which is primarily driven by $22.2 million of non-cash research and development expense related to finance leases in 2023 only, offset by no adjustments in 2024 relating to the gain from the sale of priority review voucher of $92.9 million, which was sold in 2023, and by an increase in depreciation and amortization expense of $27.7 million.
Investing Activities. The $149.7 million decrease in cash provided by investing activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to no proceeds from sale of priority review voucher, compared to $92.9 million in proceeds from sale of priority review voucher during the nine months ended September 30, 2023. Additionally, the decrease was driven by having no activity in marketable securities for the nine months ended September 30, 2024 compared to $56.2 million net proceeds for the nine months ended September 30, 2023.
Financing Activities. The $37.2 million decrease in cash provided by financing activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to no proceeds from a public offering, compared to $130.1 million in proceeds from the secondary public offering, net of paid offering costs, issued during the nine months ended September 30, 2023, the increase in principal payments on finance lease of $29.3 million, offset by the proceeds from the issuance of debt and warrants of $74.0 million and the proceeds from factoring arrangement of $50.6 million during the nine months ended September 30, 2024.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $70.7 million and $221.8 million, respectively, primarily invested in U.S. government agency securities and treasuries, corporate bonds, commercial paper, equity securities, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities.
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
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weakness and corresponding remediation procedures described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On October 21, 2021, San Rocco Therapeutics, LLC, formerly known as Errant Gene Therapeutics, LLC, filed a complaint against us in the United States District Court for the District of Delaware for alleged infringement of U.S. Patent Nos. 7,541,179 and 8,058,061. The term of U.S. Patent No. 8,058,061 already expired on November 25, 2022, and U.S. Patent No. 7,541,179 expired on May 13, 2024. The allegations relate to our use of the BB305 lentiviral vector, including in connection with the beti-cel program and seeks injunctive relief and money damages. On February 21, 2022, the parties stipulated to amend the case caption, in light of the plaintiff’s name change, from Errant Gene Therapeutics, LLC to San Rocco Therapeutics, LLC ("SRT"). The Court granted this stipulation and, accordingly, the case is now captioned, San Rocco Therapeutics, LLC v. bluebird bio, Inc. and Third Rock Ventures, LLC, C.A. No. 21-1478-RGA. On April 6, 2022, we—along with Third Rock Ventures, LLC—filed a motion seeking various relief including to stay the proceedings and compel arbitration on two threshold issues, which we argued warranted complete dismissal of the action as a matter of law, regardless of the merits of SRT’s underlying infringement claims. On July 26, 2022, the Court granted our request to stay the proceedings and issued an Order compelling the parties to arbitrate the threshold issues we raised. On February 7, 2023, the Arbitrator issued a final award finding in favor of SRT on both threshold issues, thereby enabling SRT to pursue its claims for alleged infringement. On March 1, 2023, the parties jointly stipulated, subject to the approval of the United States District Court for the District of Delaware, to lift the stay.  The Court lifted the stay on March 2, 2023, and on March 31, 2023, we filed our answer to SRT's complaint with counterclaims asserting that we do not infringe the patents-in-suit and that the patents-in-suit are invalid. Also, on April 22, 2024, the Patent Trial & Appeal Board of the U.S. PTO found that our two petitions for inter partes review did not show by a preponderance of the evidence that the challenged claims of the patents-in-suit are unpatentable, and we filed notices of appeal with the U.S. Court of Appeals for the Federal Circuit on June 21, 2024. Our opening brief is currently due on December 6, 2024, SRT's responsive brief is due January 15, 2025, and our reply brief is due February 5, 2025. On June 17, 2024, the Court entered a claim construction order in bluebird's favor. On July 17, 2024, the Court granted our request for leave to file a case-dispositive motion for summary judgment of noninfringement, and on July 25, 2024, the Court ordered a stay of discovery pending a decision on the summary judgment motion. On August 1, 2024, we filed our motion for summary judgment of noninfringement, SRT filed an opposition on September 3, 2024 and we filed our reply on September 17, 2024. Briefing is now complete, and we have requested oral argument. We plan to vigorously defend against SRT's claims in this action.
On April 27, 2023, SRT filed another complaint against us (as well as against Mr. Nick Leschly, Mr. Mitchell Finer, Mr. Philip Reilly, Third Rock Ventures LLC, and 2Seventy Bio, Inc.) in the United States District Court for the District of Massachusetts. This complaint alleges civil violations of the Federal Racketeer Influenced and Corrupt Organizations Act, violations of Mass. Gen. Laws ch. 93A, § 11, and fraudulent inducement of SRT into a release provision in a November 2020 confidential settlement agreement we executed with, inter alia, SRT. The allegations relate to our use of the BB305 lentiviral vector, including in connection with the beti-cel program, and SRT seeks declaratory relief and money damages. On July 3, 2023, we (in conjunction with the other defendants) moved to dismiss all claims with prejudice brought by SRT in its Complaint for failure to state a claim upon which relief may be granted. On August 7, 2023, SRT filed an amended complaint, adding Craig Thompson as a defendant, and adding additional claims of alleged antitrust violations under federal and state law. The case is now captioned San Rocco Therapeutics, LLC v. Nick Leschly, Mitchell Finer, Philip Reilly, Craig Thompson, Third Rock Ventures LLC, bluebird bio, Inc. and 2Seventy Bio, Inc., C.A. No. 1:23-cv-10919-ADB. On September 18, 2023, we (in conjunction with the non-Thompson defendants), moved to dismiss with prejudice once again. SRT filed an opposition to that motion on October 12, 2023. On October 24, 2023, we filed a motion for leave to file a reply brief, which was granted on October 30, 2023. SRT filed a sur-reply brief on November 2, 2023. On September 30, 2024, the court issued a Memorandum and Opinion granting the motion to dismiss filed by the non-Thompson defendants as well as a motion to dismiss filed by Mr. Thompson. On October 2, 2024, the court issued an Order dismissing SRT's amended complaint, and closing the case. SRT's time to file any notice of appeal has expired, rendering the court's ruling a final non-appealable decision.
On April 15, 2024, SRT filed a Demand for Arbitration with the American Arbitration Association, accusing us of breaching a November 2020 confidential settlement agreement by initiating a proceeding before the Patent Trial & Appeal Board (PTAB) of the United States Patent & Trademark Office in October 2022, asserting invalidity of two patents licensed to

SRT. SRT seeks reimbursement of its costs and fees, including attorney’s fees, incurred in the PTAB proceeding, totaling approximately $1.5 million. On August 26, 2024, the parties submitted their respective opening dispositive briefs. We filed our response on September 24, 2024, when SRT also filed its opposition to our dispositive motion. The parties' respective replies were due on October 8, 2024. On October 29, 2024, the arbitrator granted our early dispositive motion and dismissed SRT's claim in its entirety.
On March 28, 2024, a class action lawsuit captioned Garry Gill v. bluebird bio, Inc. et al., Case No. 1:24-cv-10803-PBS (the "Gill Action"), was filed against us in the United States District Court for the District of Massachusetts. An amended complaint was filed on August 15, 2024. The amended complaint purports to assert claims against us and certain of our current and former officers pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between April 24, 2023 and December 8, 2023 (the “class period”). Plaintiff seeks to recover damages allegedly caused by purported misstatements and omissions regarding (i) whether the Company could obtain FDA approval for the lovo-cel BLA without a black box warning for hematologic malignancies; and (ii) whether the Company would be granted a priority review voucher by the FDA in connection with the BLA, which it could sell in order to strengthen its financial position. The amended complaint claims these alleged statements and omissions operated to artificially inflate the price paid for our common stock during the class period. On September 2, 2024, the Court entered the parties’ stipulated schedule for briefing a motion to dismiss the amended complaint. Our opening brief in support of a motion to dismiss was filed on October 11, 2024; the opposition brief is due December 5, 2024; and a reply brief in further support of a motion to dismiss is due December 20, 2024. We intend to vigorously defend against the claims in this action.
On June 27, 2024, a shareholder derivative lawsuit captioned Šimaitis v. Obenshain et al., Case No. 1:24-cv-11674-PBS, was filed nominally on our behalf against certain current and former members of Company management and the Board of Directors in the United States District Court for the District of Massachusetts. The complaint purports to assert derivative claims pursuant to Sections 10(b), 14(a), and 21D of the Securities Exchange Act of 1934, as well as for breach of fiduciary duties, unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control. Plaintiff seeks to recover damages on our behalf allegedly caused by purported materially false and misleading public statements and omissions, including in the April 28, 2023 proxy statement, regarding (i) whether the Company could obtain FDA approval for the lovo-cel BLA without a black box warning for hematologic malignancies; and (ii) whether the Company would be granted a priority review voucher by the FDA in connection with the BLA, which it could sell in order to strengthen its financial position. The complaint claims these allegedly misleading statements and omissions operated to artificially inflate the Company’s common stock price during the relevant time period. To support its derivative claims, the complaint alleges that a legally required pre-suit demand on the Board would be futile and should be excused. On July 25, 2024, the case was consolidated with Syracuse v. Obenshain et al., Case No. 1:24-cv-11752 (D. Mass. July 8, 2024). The consolidated actions were recaptioned In re bluebird bio, Inc. Stockholder Derivative Litigation, Case No. 1:24-cv-11674-PBS. On September 19, 2024, the consolidated case was stayed pending resolution of the motion to dismiss filed in the Gill Action.
On July 8, 2024, a shareholder derivative lawsuit captioned Syracuse v. Obenshain et al., Case No. 1:24-cv-11752-PBS, was filed nominally on our behalf against certain current and former members of Company management and the Board of Directors in the United States District Court for the District of Massachusetts. The complaint purports to assert derivative claims against pursuant to Section 14(a) of the Securities Exchange Act of 1934, as well as for breach of fiduciary duties, gross mismanagement, waste of corporate assets, and unjust enrichment. Plaintiff seeks to recover damages on our behalf allegedly caused by purported materially false and misleading public statements and omissions, including in the April 28, 2023 proxy statement, regarding (i) whether the Company could obtain FDA approval for the lovo-cel BLA without a black box warning for hematologic malignancies; and (ii) whether the Company would be granted a priority review voucher by the FDA in connection with the BLA, which it could sell in order to strengthen its financial position. The complaint claims these allegedly misleading statements and omissions operated to artificially inflate the Company’s common stock price during the relevant time period. To support its derivative claims, the complaint alleges that a legally required pre-suit demand on the Board would be futile and should be excused. On July 25, 2024, the case was consolidated with Šimaitis v. Obenshain et al., Case No. 24-cv-11674 (D. Mass. July 27, 2024). The consolidated actions were recaptioned In re bluebird bio, Inc. Stockholder Derivative Litigation, Case No. 1:24-cv-11674-PBS. On September 19, 2024, the consolidated case was stayed pending resolution of the motion to dismiss filed in the Gill Action.
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
We have incurred significant net losses since our inception in 1992, including net losses from continuing operations of $211.9 million for the year ended December 31, 2023. As of September 30, 2024, we had an accumulated deficit of $4.5 billion. To date, we have devoted significant financial resources to building our commercial infrastructure and research and development, including our clinical and preclinical development activities. We will continue to incur net losses for the foreseeable future and we may not become profitable on the timeline we anticipate, or at all. To date, we have financed our operations primarily through our loan agreement with Hercules Capital, Inc., the sale of equity securities and priority review vouchers, and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We did not generate material revenues from the sale of ZYNTEGLO in the European Union and are just beginning to recognize revenue from our approved products in the U.S. given the treatment cycle time, in which revenue is recognized upon infusion. Our future revenues will depend upon the size of any markets in which our products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our products in those markets.
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
We cannot guarantee that financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity, traditional debt or other debt-like arrangements, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. Further, our ability to sell such additional securities is limited due to our existing shares outstanding. We are seeking stockholder approval to effect a reverse stock split which, if approved, would effectively increase our authorized shares of common stock. However, there is no guarantee stockholders will approve this proposal. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. See also "Risk Factors – “Our existing and any future indebtedness could adversely affect our ability to operate our business”. We could also be required to seek funds through arrangements with collaborative partners or otherwise, which may require us to relinquish rights to some of our technologies or products or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, our efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products.
Furthermore, as a result of the restatement of our consolidated financial statements for the year ended December 31, 2022 and the quarterly periods in the years ended December 31, 2022 and 2023, we were delayed in filing our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2024 and June 30, 2024. As a result, we will not be eligible to sell securities under our existing shelf registration statement on Form S-3 or file a new Form S-3 until we have regained compliance with the requirements of Form S-3. See "Risk Factor — The restatement of our consolidated financial statements for the year ended December 31, 2022 and the quarterly periods in the years ended December 31, 2022 and 2023 has subjected us to a number of additional risks and uncertainties, including increased possibility of legal proceedings". Our inability to use Form S-3 could make it more difficult and costly for us to obtain funding through a sale of securities.
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
If we are unable to obtain funding on a timely basis, or if revenues from collaboration arrangements or product sales are less than we have projected, we may be required to further revise our business plan and strategy, which may result in us significantly curtailing, delaying or discontinuing the commercialization of any current or future products or may result in our being unable to continue or expand our operations or otherwise capitalize on our business opportunities. As a result, our business, financial condition and results of operations could be materially affected.
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
We currently have only one manufacturer of final drug product and one manufacturer of LVV for both ZYNTEGLO and SKYSONA and, separately, one manufacturer of final drug product and one manufacturer of LVV for LYFGENIA; accordingly, any significant disruption or change in our supplier relationships could harm our business. For instance, we have recently provided notice to our manufacturer of LVV for ZYNTEGLO and SKYSONA that we intend to wind down production as we explore alternative manufacturing methods and plans for LVV used in these products. Since any change to manufacturing methods requires FDA approval, we may be delayed in transitioning to such alternatives. Additionally, we have experienced challenges in manufacturing adherent LVV, which is currently used in ZYNTEGLO and SKYSONA. As a result of these events or delays, or other difficulties related to our manufacturing relationships and processes, we may be unable to meet our manufacturing forecasts. Any inability to meet our manufacturing forecasts could impact the ongoing commercialization of these drug products, and hinder our ability to meet our financial goals. Further, we source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain key materials that are used to manufacture SKYSONA, ZYNTEGLO, and LYFGENIA. Such suppliers may not sell these key materials to us or to our manufacturers at the times we need them or on commercially reasonable terms. We do not control the process for acquisition of all key materials and shortages may occur for reasons beyond our control.
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
We did not receive a priority review voucher in connection with the FDA approval of LYFGENIA and the FDA denied our request for an appeal through its Formal Dispute Resolution process.
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
We obtained a rare pediatric disease designation for lovo-cel for the treatment of SCD and in October 2023, we entered into an agreement to sell a priority review voucher, if received by March 31, 2024, for $103.0 million. However, upon FDA approval of LYFGENIA in December 2023, we did not receive a priority review voucher. In October 2024, the FDA denied our request for an appeal of this decision through its Formal Dispute Resolution process. Although we are continuing to pursue this matter, there is no guarantee that we will receive the voucher. Moreover, the dispute process is time consuming and may result in substantial costs and distraction to our management. Because we did not receive a priority review voucher by March 31, 2024, the outside date under our previously announced sale agreement has passed and the buyer has the right to terminate the agreement at any time.
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
The Term Loans are secured by a lien on substantially all of our assets. We intend to satisfy our current and future debt service obligations with our then-existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the LSA or any other debt instruments. Failure to make payments or comply with other covenants under the LSA or such other debt instruments could result in an event of default and acceleration of amounts due. Other events of default under the LSA include, among others: (i) the occurrence of any event that the Lender interprets as a material adverse effect (including potentially with respect to our declining cash position or negative data results), (ii) a change in control as delineated under the Loan Agreement, and (iii) breaches of covenants in the LSA, including, among others, a minimum cash coverage requirement and a covenant that requires us to meet certain revenue levels; if we do not meet our projections, we may be unable to satisfy these covenants. For example, the Company projects that it may not maintain its minimum cash coverage requirement within the next 12 months. Upon the occurrence and continuance of an event of default, the Lender has the right to require us to repay the Term Loans immediately, which we would be unable to do given our current cash position. Any declaration by the Lender of an event of default would significantly harm our business and prospects and could cause the price of our common stock to decline or force us to discontinue our operations immediately and seek bankruptcy protection. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
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
We are highly dependent on our executive team and key employees, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success, and our financial condition has made it more challenging to recruit and retain qualified personnel. In addition, there is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and our turnover rate has been high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.
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
In the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations (collectively, "HIPAA"), imposes requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data), which are subject to privacy and security requirements under HIPAA. Depending on the facts and circumstances, we could be subject to significant penalties if we violate HIPAA. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
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
Although we have completed our delayed filings and regained compliance with the Filing Listing Rule, there can be no assurance that we will regain compliance with the bid price requirement, as described below, or that we will not receive future notifications regarding noncompliance with any of the requirements for continued listing on Nasdaq.
On September 30, 2024, we received written notice from the listing qualifications department of Nasdaq notifying us that, for the last 32 consecutive business days, the bid price for our common stock had closed below the $1.00 minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market. The notice had no immediate effect on the listing of our common stock, which continues to trade on the Nasdaq Global Select Market under the symbol "BLUE". Pursuant to the Nasdaq listing rules, we were provided a period of 180 calendar days, or until March 31, 2025, to regain compliance with the minimum closing bid price requirement of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance with this requirement by March 31, 2025, we may be eligible for an additional 180-calendar day compliance period by transferring the listing of our common stock to the Nasdaq Capital Market and satisfying certain requirements. To qualify for the additional grace period, we would be required to submit a transfer application for transfer between Nasdaq market tiers and pay an application fee. In addition, we would be required to meet the continued listing requirement for the market value of our publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second grace period. If we fail to regain compliance during the compliance period (including a second compliance period provided by a transfer to the Nasdaq Capital Market, if applicable), then Nasdaq will notify us of its determination to delist our common stock, at which point we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel or pursue other available options to regain compliance.

We intend to actively monitor the closing bid price of our common stock and we are considering all available options to regain compliance with the minimum bid price requirement. We are seeking stockholder approval to effect a reverse stock split and have adjourned our 2024 Annual Meeting of Stockholders to December 4, 2024, for the purpose of soliciting additional votes in support of this proposal. However, there can be no assurance that any such reverse stock split, if approved by the stockholders and implemented, would increase the market price of our common stock in proportion to the reverse split ratio or result in a sustained increase in the market price of our common stock. In addition, it is possible that the reduced number of issued shares of common stock resulting from such a reverse stock split could adversely affect the liquidity of our common stock. There can also be no assurance that we will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, maintain compliance with the other Nasdaq listing requirements, or be successful in appealing any delisting determination.
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
Pursuant to our 2023 Incentive Award Plan (as amended and restated, the "2023 Plan") we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The 2023 Plan authorizes the issuance of up to 20.2 million shares. We also make equity grants to certain new employees joining the Company pursuant to an inducement plan, and our compensation committee may elect to increase the number of shares available for future grant under the inducement plan without stockholder approval. We also have an Employee Stock Purchase Plan and any shares of common stock purchased pursuant to that plan will also cause dilution.
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
We are also a party to litigation and subject to claims incident to the ordinary course of business. The outcome of litigation is inherently unpredictable and an adverse result in any litigation could materially harm our financial condition, reputation and business. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.
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
The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, fluctuating interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, geopolitical conflicts and war, and uncertainty about economic stability. If the equity and credit markets continue to deteriorate or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers or other third-party providers may not survive an economic downturn or recession. As a result, our business, results of operations and price of our common stock may be adversely affected.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
(a)    None.
(b)    None.
(c)    During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1*	Separation Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	2.1	November 4, 2021
2.2*	Asset Purchase Agreement, dated as of November 29, 2022, by and between bluebird bio, Inc. and argenx BV	8-K	001-35966	2.1	November 30, 2022
2.3*	Asset Purchase Agreement, dated as of January 5, 2023, by and between bluebird bio, Inc. and Bristol-Myers Squibb Company	8-K	001-35966	2.1	January 6, 2023
2.4*	Asset Purchase Agreement, dated as of October 26, 2023, by and between bluebird bio, Inc. and Novartis Pharma AG	8-K	001-35966	2.1	October 30, 2023
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 20, 2023
3.3	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	December 18, 2023
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
4.2**	Form of Warrant Agreement	8-K	001-35966	4.1	August 14, 2024
4.3	Form of Warrant Agreement Amendment	8-K	001-35966	4.2	August 14, 2024
10.1	Second Amendment to Loan and Security Agreement, dated as of July 9, 2024, between the Registrant, as Borrower, and Hercules Capital, Inc., as Lender	8-K	001-35966	10.1	July 11, 2024
10.2	Third Amendment to Loan and Security Agreement, dated as of August 13, 2024, between the Registrant, as Borrower, and Hercules Capital, Inc., as Lender	8-K	001-35966	10.1	August 14, 2024
10.3	Fourth Amendment to Loan and Security Agreement, dated as of August 29, 2024, between the Registrant, as Borrower, and Hercules Capital, Inc., as Lender	8-K	001-35966	10.1	August 30, 2024
10.4**†	Master Services Agreement for Viral Vector Services, dated as of September 15, 2024, between the Registrant and Henogen SRL, as part of Thermo Fisher Scientific	—	—	—	Filed herewith
10.5#	bluebird bio, Inc. 2023 Incentive Award Plan, as amended and restated, and forms of award agreements thereunder	—	—	—	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

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

bluebird bio, Inc.
Date: November 14, 2024	By:	/s/ Andrew Obenshain
Andrew Obenshain President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: November 14, 2024	By:	/s/ O. James Sterling
O. James Sterling Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)