Form 10-K
period 2024-12-31
bluebird bio, Inc.
filed 2025-03-27
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________________________________________________________________
FORM 10-K
___________________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 28, 2024, the last business day of the registrant’s most recently completed second quarter, was $189,220,530.
As of March 25, 2025, there were 9,790,070 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•our entrance into an Agreement and Plan of Merger (the "Merger Agreement") with Beacon Parent Holdings, L.P., a Delaware limited partnership ("Parent"), and Beacon Merger Sub, Inc., a Delaware corporation ("Merger Sub"), including our beliefs about the potential benefits of the transaction contemplated by the Merger Agreement; and the planned completion and timing of the transaction contemplated by the Merger Agreement (the "Merger Transaction");
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
•our expectations and projections regarding the sufficiency of our cash and cash equivalents to fund our operations through the consummation of the Merger Transaction;
•the impact of our Restructuring initiated in September 2024 and the anticipated reduction in cash operating expense;
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
•The conditions under the Merger Agreement to Parent's and Merger Sub's consummation of the Merger Transaction may not be satisfied at all or in the anticipated timeframe.
•The announcement of, or a failure to consummate, the Merger Transaction could negatively impact our business, financial condition, results of operations or our stock price.
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
•The marketing and sale of ZYNTEGLO, SKYSONA and LYFGENIA may be unsuccessful or less successful than anticipated, particularly due to uncertainty about our financial condition and ability to continue as a going concern.
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

PART I
Item 1. Business
Overview
We are a biotechnology company committed to commercializing potentially curative gene therapies for severe genetic diseases based on our proprietary lentiviral vector (“LVV”) gene addition platform. We currently market three gene therapies: ZYNTEGLO™ (betibeglogene autotemcel, also known as beti-cel), and SKYSONA™ (elivaldogene autotemcel, also known as eli-cel), both of which received approval from the U.S. Food and Drug Administration (the “FDA”) in 2022, and LYFGENIA™ (lovotibeglogene autotemcel, also known as lovo-cel), which received approval from the FDA in December 2023.
The FDA approved ZYNTEGLO for the treatment of adult and pediatric patients with ß-thalassemia who require regular red blood cell transfusions on August 17, 2022. The FDA granted accelerated approval for SKYSONA to slow the progression of neurologic dysfunction in boys 4-17 years of age with early, active cerebral adrenoleukodystrophy (“CALD”) on September 16, 2022. On December 8, 2023, the FDA approved LYFGENIA for the treatment of patients 12 years of age or older with sickle cell disease (“SCD”) and a history of vaso-occlusive events (“VOEs”).
We are one of the only standalone commercial gene therapy companies today. We estimate that there are approximately 22,000 individuals living with SCD, ß-thalassemia and CALD in the U.S. whose conditions may potentially be addressable with our gene therapies; of these, we estimate that approximately 20,000 individuals living with SCD could be addressed with LYFGENIA. We estimate that there are between 1,300-1,500 patients living with ß-thalassemia and 40 patients diagnosed with CALD each year.
Our treatments are administered at qualified treatment centers ("QTCs") – a network of transplant centers that are selected based on their expertise in cell and gene therapy and trained to administer our products. The QTC network for both ZYNTEGLO and LYFGENIA is synergistic. As of March 25, 2025, we had activated more than 70 total QTCs (defined as having a signed master services agreement) for both therapies. Six of those QTCs were also activated to administer SKYSONA. Additionally, we have put in place outcomes-based agreements for both ZYNTEGLO and LYFGENIA that provide payers with risk sharing tied to clinical outcomes that can be tracked in claims data.
On February 21, 2025, we announced our entry into an Agreement and Plan of Merger (the “Merger Agreement”) with Beacon Parent Holdings, L.P., a Delaware limited partnership (“Parent”), and Beacon Merger Sub, Inc., a Delaware corporation (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will conduct a cash tender offer to acquire any and all of the outstanding shares of our common stock, par value $0.01 per share (the “Shares”), for (i) $3.00 in cash per Share, plus (ii) one contingent value right (each, a “CVR”) per Share, representing the right to receive a non-tradeable contingent payment of $6.84 in cash, in each case subject to any applicable withholding taxes and without interest thereon. The transaction is expected to close in the first half of 2025, subject to the tender of a majority of the Shares, receipt of applicable regulatory approvals, and other customary closing conditions. We have also entered into amendments to our loan agreement with Hercules Capital, Inc. to facilitate adequate liquidity to position us to maintain operations through the closing.
Our Platform
We have designed each of our products to address the underlying cause of disease by introducing a functional copy of a gene to patients’ own enriched hematopoietic stem and progenitor cells ("HSCs"). Our LVV gene therapies are traceable, which allows us to identify and track LVV-modified cells after delivery to a patient. In a rapidly advancing field, we have developed in-depth analytical methods to understand the safety of our LVV technologies, which are designed to deliver a sustained, lifelong response from a one-time treatment and to improve upon allogeneic hematopoietic stem cell transplant ("HSCT"), which carries significant limitations, including difficulty in identifying matched donors, risk of transplant-related graft-vs-host disease ("GVHD") and death, as well as to improve upon current treatment approaches used with patients not currently eligible to receive allogeneic HSCT.

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
LYFGENIA works by using an LVV to permanently add a functional beta-globin gene (βA-T87Q-globin gene) into the patient’s own HSCs. Durable production of adult hemoglobin with anti-sickling properties (HbAT87Q) is expected following successful engraftment. HbAT87Q has a similar oxygen-binding affinity to wild-type HbA and is designed to limit sickling of RBCs and reduce VOEs. The functional beta-globin gene is added into a patient’s cells outside of the body (ex-vivo), and the modified cells are then administered to the patient via infusion. The treatment process is comprised of several steps that take place over the course of several months.
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
•HGB-210 is an ongoing, fully enrolled, single-dose, open-label, non-randomized, multi-site, Phase 3 clinical study in the U.S. designed to evaluate the efficacy and safety of lovo-cel in the treatment of patients with SCD, with a target enrollment of 35 pediatric and adult patients. The outstanding data to be collected in the study is intended to support the expansion of the LYFGENIA label to include pediatric patients under 12 years of age with SCD and a history of VOEs. Patients must be at least two years of age at enrollment with a diagnosis of sickle cell disease, with βS/βS, βS/β+ or βS/β0 genotype. Patients must have recurrent VOEs despite treatment with hydroxyurea or must have had intolerance to hydroxyurea. The primary efficacy endpoint for this study is complete resolution of VOEs, between six- and 18-months post-treatment, and the secondary efficacy endpoint for this study includes the percentage of patients with complete resolution of severe VOEs and globin response based on βA-T87Q expression and total hemoglobin. Safety endpoints include monitoring for laboratory parameters and frequency and severity of adverse events; the success and kinetics of HSC engraftment; the incidence of treatment related mortality and overall survival; the detection of vector-derived replication-competent lentivirus in any patient; and the characterization of events of insertional mutagenesis leading to oligoclonality or leukemia. Each patient remains on study for approximately 24 months post-treatment and is then invited to enroll in LTF-307, a long-term follow-up protocol that will assess safety and efficacy for an additional 13 years. Data from drug product manufactured at our commercial manufacturing facility for the HGB-210 study were included in the lovo-cel Biologics License Application (“BLA”) submission to demonstrate analytical comparability and support validation of our commercial manufacturing process.
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
The FDA approved label for LYFGENIA is based on data from patients in the Phase 1/2 HGB-206 study, including safety data from 54 patients who initiated stem cell collection and efficacy data from 36 patients in Group C, following enhancements to the treatment and manufacturing processes made through the course of the clinical development program. 32 patients were evaluable for the endpoints of complete resolution of VOEs and sVOEs in the six -18 months post-infusion including eight adolescent patients.
Data from the July 2024 data cut presented at the 66th American Society of Hematology (ASH) Annual Meeting & Exposition focused on 58 patients treated in Phase 1/2 HGB-206 Group C (n=36) and Phase 3 HGB-210 (n=22) studies. Median follow-up time was 47.7 months (4.0 years), with 15 study participants having 5 or more years of follow-up. The data showed that 36/38 (94.7%) of evaluable patients achieved complete resolution of sVOEs (sVOE-CR) in the 6-18 months post infusion, maintained for a median (min, max) of 42.3 (12.2, 70.5) months and 33/38 (86.8%) of evaluable patients achieved complete resolution of VOEs (VOE-CR), maintained for a median (min, max) of 42.4 (12.2, 70.5) months. 10/10 (100%) pediatric patients achieved complete resolution of VOEs and sVOEs. The first focused analysis of the clinical impact of lovo-cel on patients with SCD with a history of stroke, including overt stroke, was also presented and showed that patients with a history of overt stroke remained stable without recurrent stroke up to 9 years post-treatment (n=6), with median follow-up of 6.5 years. The analysis also included 21 patients who had evidence of silent stroke based on available MRI data at screening. In this cohort there were no reports of recurrent overt or silent stroke among patients with follow-up MRIs, with a median (min, max) 3.5 years follow-up (.48, 6.88 years). Other clinical outcomes in patients with a history of stroke—including expression of gene therapy derived anti-sickling hemoglobin (HBAT87Q), improvements in total hemoglobin, and impact on other hematologic markers—were consistent with those patients’ respective study populations (HGB-206 Group A and HGB-206 Group C).

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

The safety profile of the lovo-cel treatment regimen was generally consistent with underlying SCD and the known effects of myeloablative conditioning. There were no cases of graft failure or graft-versus-host disease (GVHD), no vector-related complications, and no insertional oncogenesis. For complete safety information please refer to the U.S. Prescribing Information. Safety findings for participants with a history of overt stroke did not differ from that in the overall treatment group. No increase in hypertension, bleeding issues, prolonged thrombocytopenia or catheter-related thromboses were observed. Serious adverse events related to LYFGENIA were reported in two patients with comorbid alpha-thalassemia trait and they included two serious adverse events each of anemia (4.3%) and 1 serious adverse event of myelodysplastic syndrome ("MDS") (2.1%). The diagnosis of MDS, made in January 2023, remains under evaluation. This patient is being followed by their physician, is not being treated for MDS, and remained clinically stable and free of VOEs as of March 3, 2025. One patient died due to sudden cardiac death which was deemed unrelated to LYFGENIA. As previously reported, cases of acute myeloid leukemia (“AML”) were observed in two patients from the HGB-206 Group A cohort who were treated with an earlier version of the therapy prior to enhancements to the treatment and manufacturing processes. Both patients died due to AML. The LYFGENIA product label includes a boxed warning for the risk of hematologic malignancy.
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
β-thalassemia is a rare genetic blood disease caused by mutations in the beta-globin gene and characterized by significantly reduced or absent adult hemoglobin production. Patients with the most severe form, sometimes called transfusion-dependent β-thalassemia or β-thalassemia major, experience severe anemia and lifelong dependence on regular red blood cell transfusions, a lengthy process that patients typically undergo every 2-5 weeks. Despite advances in treatment and improved transfusion techniques, transfusions only temporarily address symptoms of anemia and people with β-thalassemia who require regular transfusions have an increased risk for morbidity and mortality due to complications from treatment-related iron overload. Data from the Cooley’s Anemia Foundation indicate that the median age of death of patients with transfusion-dependent β-thalassemia in the U.S. who died during the last decade was just 37 years. We estimate that there are approximately 1,300-1,500 individuals with transfusion-dependent β-thalassemia in the U.S.
ZYNTEGLO works by using an LVV to add functional copies of a modified form of the beta-globin gene (βA-T87Q-globin gene) into a patient’s own HSCs, allowing them to make normal to near normal levels of total hemoglobin without regular red blood cell ("RBC") transfusions. The functional beta-globin gene is added into a patient’s cells outside of the body (ex-vivo), and the modified cells are then administered to the patient via infusion. The treatment process is comprised of several steps that take place over the course of several months.
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
As of the February 2024 data cut presented at the American Society of Hematology (ASH) Annual Meeting in December 2024, 63 adult and pediatric patients had received beti-cel across four clinical studies. Two participants had 10 years of follow-up, and 51 (81.0%) participants had 5 or more years of follow-up. These include two Phase 3 studies (N=41) that led to the FDA approval of ZYNTEGLO in August 2022. Data from the Phase 3 studies demonstrated that 90.2% (37/41) of patients treated achieved transfusion independence. Transfusion independence is defined as no longer needing red blood cell transfusions for at least 12 months while maintaining a weighted average total hemoglobin of at least 9 g/dL. Patients who achieved transfusion independence produced normal or near normal levels of total hemoglobin and demonstrated improvements in markers of iron overload and markers of ineffective erythropoiesis. Study participants treated with beti-cel who achieved and maintained transfusion independence demonstrated effective restoration of iron homeostasis over time and reduced iron management burden. Among participants who achieved transfusion independence, improvements in serum ferritin and liver iron concentration were sustained through month 60. 28/37 (75.7%) study participants who achieved transfusion independence in Phase 3 studies are no longer undergoing iron chelation therapy. The safety profile was consistent with known side effects of hematopoietic stem cell collection and the busulfan conditioning regimen. None of the study participants had a fatal event. No beti-cel–related serious adverse events were reported more than 2 years after infusion through last follow-up. No malignancies, insertional oncogenesis or vector-derived replication-competent lentivirus were reported in any study participants.
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
The most common adverse events (incidence [≥ 20%]) were mucositis, nausea, vomiting, febrile neutropenia, alopecia, decreased appetite, abdominal pain, constipation, pyrexia, diarrhea, headache and rash. Hematologic malignancy has developed in patients treated with SKYSONA in clinical studies and, as of March 25, 2025, MDS, MDS relapse, or AML had been diagnosed in ten patients after administration of SKYSONA. One patient experienced relapse of MDS post-allogeneic transplant. The SKYSONA product label includes a boxed warning for the risk of hematologic malignancy. In April 2024, U.S. Prescribing Information for SKYSONA, including the boxed warning, was revised to include updated information on hematologic malignancies diagnosed in our clinical study patients, as well as other updates to monitoring procedures and alternative treatment options.
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
Manufacturing activities
We have entered into multi-year agreements with external manufacturing partners to support our programs in the United States. We have a multi-year agreement with Thermo Fisher Scientific, Inc. (“Thermo Fisher”, previously Novasep) for the production of suspension LVV to support the LYFGENIA program. We currently use an adherent cell culture process at SAFC Carlsbad, Inc. (“SAFC”, a subsidiary of MilliporeSigma) to manufacture LVV for ZYNTEGLO and SKYSONA. In August 2024, we provided notice to SAFC of our intention to wind down adherent LVV manufacturing for ZYNTEGLO and SKYSONA and SAFC will cease production in the second half of 2025. We are currently seeking FDA approval to transition LVV manufacturing for ZYNTEGLO to the suspension process at Thermo Fisher. We continue to evaluate alternative manufacturing methods and plans for LVV for SKYSONA. In addition, we have entered into multi-year agreements with Lonza Houston, Inc. ("Lonza") to produce commercial ZYNTEGLO and SKYSONA drug product and with Minaris Regenerative Medicine ("Minaris") to produce clinical and commercial LYFGENIA drug product. In 2024, we received FDA approval to expand our capacity at Lonza to manufacture additional lots of ZYNTEGLO and SKYSONA. We also rely on specialized third parties for quality control testing with respect to our LVV and drug product.
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
Commercial operations
Our strategy for the commercialization of ZYNTEGLO, SKYSONA and LYFGENIA centers on three key components:
•A robust and synergistic qualified treatment center network
•Timely and equitable access and reimbursement
•An optimized patient and provider experience
In order to treat patients, transplant centers must become part of our QTC network and supply chain. As of March 25, 2025, we had activated more than 70 total QTCs (defined as having a signed master services agreement) for ZYNTEGLO and LYFGENIA. ZYNTEGLO commercial launch operations are synergistic with LYFGENIA – with the same treatment centers, treaters, and patient services – which has allowed for a simplified activation process for LYFGENIA QTCs. QTCs were selected based on their expertise in areas such as transplant, cell, and gene therapy, and are trained to administer our therapies.
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
For LYFGENIA, we have set a wholesale acquisition price of $3.1 million. Similar to ZYNTEGLO, we are offering outcomes-based agreements for LYFGENIA that provide government and commercial payers with risk sharing tied to clinical outcomes that can be tracked in claims data and offer payers reimbursement tied to VOE-related hospitalizations during a defined period of time (typically within three years of treatment). As of March 25, 2025, we have signed outcomes-based agreements for LYFGENIA with multiple national payer organizations representing dozens of downstream plans and covering approximately 200 million U.S. lives. These agreements are now being pulled through into favorable coverage policies, aligned to clinical trial criteria, and at parity to our closest competitor. We have secured favorable coverage policies or placement on the preferred drug list in over half of all states; and over half of Medicaid-insured individuals with SCD in the U.S. live in a state that has approved at least one prior authorization for LYFGENIA. We also reached an agreement with the Center for Medicare and Medicaid Innovation to offer an outcomes-based agreement for LYFGENIA under the Cell and Gene Therapy (CGT) Access Model. See also "Risk Factors - Healthcare legislative reform measures may have a material adverse effect on our business and results of operations".
As of March 25, 2025, SKYSONA was available through a network of six activated QTCs. We believe payers recognize the value and urgency to treat these patients, and to date there have been no ultimate denials by payers for the therapy. We have set a wholesale acquisition cost of $3 million for SKYSONA.
In 2024, we completed a total of 70 patient starts (which we define as unique first cell collection) across our gene therapy portfolio: 43 for ZYNTEGLO, 21 for LYFGENIA and six for SKYSONA. As of March 25, 2025, we have completed 14 patient starts for ZYNTEGLO and 11 patient starts for LYFGENIA, each since the beginning of 2025. No patients have completed cell collection for SKYSONA yet in 2025.
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
We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of gene therapy products. Our proprietary intellectual property, including patent and non-patent intellectual property, is generally directed to, for example, certain genes, transgenes, methods of transferring genetic material into cells, genetically modified cells, processes to manufacture our lentivirus-based products and other proprietary technologies and processes related to our products. In connection with the wind down of our operations in Europe, we have decided to let certain non-U.S. patents and patent applications that we own lapse by ceasing further prosecution of certain pending ex-U.S. patent applications and not paying future maintenance fees for certain ex-U.S. patents when due. As of March 25, 2025, our patent portfolio includes the following:
•approximately 12 patents or patent applications that we own or have exclusively in-licensed from third parties related to LVVs and vector systems;
•approximately 110 patents or patent applications that we own or have exclusively in-licensed from third parties related to LVV or drug product manufacturing and associated assays;
•approximately 36 patents or patent applications that we have non-exclusively in-licensed from third parties related to LVV or drug product manufacturing; and
•approximately 10 patents or patent applications that we own or have exclusively in-licensed from third parties related to therapeutic cellular product candidates and assays.
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
•RDF. The in-licensed patent portfolio from Research Development Foundation ("RDF") in part, contains patents and patent applications directed to aspects of our LVV that may be utilized to produce ZYNTEGLO and LYFGENIA. As of March 25, 2025, we had an exclusive license (from RDF) to two issued U.S. patents related to our LVV platform. We expect the issued composition of matter patents to expire from 2025-2027 in the United States.
•SIRION. The in-licensed patent portfolio from SIRION Biotech GmbH ("SIRION") contains patents and patent applications directed to methods of manufacturing ex vivo gene therapy products with LVV. As of March 25, 2025, we had an exclusive license to three issued U.S. patents, two pending U.S. patent applications, three corresponding foreign patent applications and 47 issued corresponding foreign patents. We expect the issued method patents to expire in 2033. We expect any other composition of matter and methods patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire in 2033. We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire in 2033 (worldwide).
SKYSONA
The SKYSONA program includes the following patent portfolios described below.
•RDF. The in-licensed RDF patent portfolio contains the patents and patent applications described above directed towards aspects of LVV that may be utilized to produce SKYSONA.
•bluebird bio. The bluebird bio patent portfolio contains patents and patent applications directed to compositions of matter for SKYSONA vectors and compositions and methods of using the vectors and compositions in cell-based gene therapy of adrenoleukodystrophy or adrenomyeloneuropathy. As of March 25, 2025, we owned three U.S. patents and 7 issued foreign patents. We expect the issued composition of matter patents for SKYSONA vectors to expire in 2032.
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
•bluebird bio. Another component of the bluebird bio patent portfolio includes LVV and drug product manufacturing platforms and is potentially applicable across our programs. This portion of the portfolio contains patents and patent applications directed to improved methods for transfection and transduction of therapeutic cells. As of March 25, 2025, we owned six issued U.S. patents, two pending U.S. patent applications and six corresponding foreign patent applications and 23 issued corresponding foreign patents. We expect the issued method patents to expire from 2032-2037. We expect composition of matter and method patents, if issued from the pending patent applications and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2032-2037. We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2032-2037 (worldwide).
•2seventy bio. The 2seventy bio patent portfolios include LVV manufacturing platforms and improvements and are potentially applicable across our programs. As of March 25, 2025, we had a non-exclusive license to four patent families that include four pending U.S. patent applications and 32 corresponding foreign patent applications. We expect any composition of matter or methods patents, if issued from the pending patent applications, and if the appropriate maintenance, renewal, annuity or other governmental fees are paid, to expire from 2040-2042 (worldwide). We expect any other patents and patent applications in this portfolio, if issued, and if the appropriate maintenance, renewal, annuity, or other governmental fees are paid, to expire from 2040-2042 (worldwide).
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
The current standard of care for the treatment of SCD in the developed world is chronic blood transfusions or hydroxyurea (a generic drug). In addition, patients treated with chronic blood transfusions often receive iron chelation therapy to help manage the iron overload. We are aware of ongoing studies that continue to evaluate the efficacy and safety of hydroxyurea in various populations. In addition, a limited number of patients with SCD receive allogeneic HSCT treatment, particularly if a sufficiently well-matched source of donor cells is identified. There are a number of academic and industry-sponsored research and development programs to improve the tolerability and safety of allogeneic HSCT with less well-matched sources of donor cells, while increasing the availability of suitable donors. There are also a number of other FDA approved therapies for SCD, including Endari (L-glutamine, marketed by Emmaus Life Sciences, Inc.), and Adakveo (crizanlizumab, a p-selectin antibody marketed by Novartis). A number of different therapeutic approaches for the chronic treatment of SCD are under investigation targeting the various aspects of SCD pathophysiology, including: a pyruvate kinase receptor activator, mitapivat, in a Phase 2/3 trial supported by Agios Pharmaceuticals, Inc.; and a selective small molecule inhibitor of ectoderm development protein designed to increase the expression of fetal hemoglobin, pociredir, in a Phase 1 study supported by Fulcrum Therapeutics, Inc. There are additional gene therapy programs in development for SCD including programs from Beam Therapeutics. Beam Therapeutics uses base editing to target the HGB1/2 promoter and upregulate HgF, and they continue to enroll patients in their Phase 1/2 trial.
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
The Patient Protection and Affordable Care Act (the "ACA") signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the "BPCIA") which created an abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.
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
Healthcare Reform and Potential Changes to Healthcare Laws
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third party payers have attempted to control costs by limiting coverage and the level of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. For example, in March 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care plans; established a new Medicare Part D coverage gap discount program; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
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
Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the direct impact of the IRA on the pharmaceutical industry and the indirect impact on our business cannot yet be fully determined, it is likely to be significant.
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
Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or provider reimbursement constraints, patient out-of-pocket cost caps for certain classes of therapy, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states.
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
Human capital
As of January 31, 2025, we had 248 full-time employees, 34 of whom have Ph.D., M.D. or Pharm.D. degrees. Of these full-time employees, 154 employees are engaged in research and development activities and 94 employees are engaged in commercial, finance, legal, business development, human resources, information technology, facilities and other general administrative functions. We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages. We are an organization committed to creating an inclusive and engaged culture that meets the needs of the whole employee, through competitive total rewards and retention efforts and commitment to Diversity, Equity, Inclusion and Belonging.
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
Risks related to the Merger Transaction
The conditions under the Merger Agreement to Parent’s and Merger Sub’s consummation of the Merger Transaction may not be satisfied at all or in the anticipated timeframe.
On February 21, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beacon Parent Holdings, L.P., a Delaware limited partnership (“Parent”), and Beacon Merger Sub, Inc., a Delaware corporation (“Merger Sub”), pursuant to which Merger Sub will conduct a cash tender offer (the “Offer”) to acquire any and all of the outstanding shares of our common stock, par value $0.01 per share (the “Shares”), for (i) $3.00 in cash per Share, plus (ii) one contingent value right (each, a “CVR”) per Share, representing the right to receive a non-tradeable contingent payment of $6.84 in cash, in each case subject to any applicable withholding taxes and without interest thereon. The Offer will initially remain open for a minimum of 20 business days, subject to certain possible extensions on the terms set forth in the Merger Agreement (as such date and time may be so extended, the “Expiration Time”). Upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the DGCL, at the Effective Time (as defined in the Merger Agreement), Merger Sub will merge with and into the Company (the “Merger Transaction”) pursuant to Section 251(h) of the DGCL with the Company as the surviving corporation (the “Surviving Corporation”).
Merger Sub’s obligation to purchase the Shares validly tendered and not validly withdrawn pursuant to the Offer is subject to the satisfaction or waiver of customary conditions, including, among others, (i) there being validly tendered and not validly withdrawn immediately prior to the Expiration Time a number of Shares that, together with any Shares held by Parent, Merger Sub or any of their direct or indirect wholly owned subsidiaries, represents at least one more Share than 50% of the total number of all then outstanding Shares at the Expiration Time (the “Minimum Condition”), (ii) the absence of any law or order that prohibits consummation of the Offer or the Merger Transaction or that has the effect of making the Offer or Merger Transaction illegal, (iii) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to certain materiality standards, (iv) the Company’s compliance and performance in all material respects with its covenants and agreements contained in the Merger Agreement, (v) the receipt of certain foreign regulatory approvals and (vi) the absence of any event, development or circumstance that has occurred since the date of the Merger Agreement that has had or would reasonably be expected to have a material adverse effect on the Company, as well as other customary conditions set forth in Annex A to the Merger Agreement. As a result, there can be no assurance that the Merger Transaction will be consummated. These conditions are described in more detail in the Merger Agreement, which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on February 21, 2025, and incorporated herein by reference.

The Company intends to pursue all required approvals in accordance with the Merger Agreement. However, no assurance can be given that the required approvals will be obtained and, even if all such approvals are obtained, no assurance can be given to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement.
The announcement of, or a failure to consummate, the Merger Transaction could negatively impact our business, financial condition, results of operations or our stock price.
Our announcement of having entered into the Merger Agreement could cause a material disruption to our business and there can be no assurance that the conditions to the consummation of the Merger Transaction will be satisfied. The Merger Agreement may also be terminated by us and/or Parent in certain specified circumstances, as described below. We are subject to several risks as a result of the announcement of the Merger Agreement, including, but not limited to, the following:
•if the Merger Transaction is not completed within the expected timeframe, or at all, the share price of our common stock will change to the extent that the current market price of our common stock reflects an assumption that the Merger Transaction will be consummated;
•certain costs related to the Merger Transaction, including the fees and/or expenses of our legal, accounting and financial advisors must be paid even if the Merger Transaction is not completed;
•pursuant to the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger Transaction, which restrictions could adversely affect our ability to realize certain of our business strategies or take advantage of certain business opportunities;
•the attention of our management may be directed towards the consummation of the Merger Transaction and related matters, and their focus may be diverted from the day-to-day business operations of our company, including from other opportunities that might otherwise be beneficial to us;
•our inability to retain existing key employees or hire new capable employees, given the uncertainty regarding our future, in order to execute on our continuing business operations;
•a failure to complete the Merger Transaction within the proposed timeframe, or at all, may result in negative publicity and/or a negative impression of us in the investment community or business community generally;
•difficulties maintaining relationships with collaborators, vendors, and other business partners;
•third parties may determine to terminate and/or attempt to renegotiate their relationship with us as a result of the Merger Transaction, whether pursuant to the terms of their existing agreements with us or otherwise;
•upon termination of the Merger Agreement by us or Parent under specified circumstances, we would be required to pay a termination fee of $1.5 million or an expense reimbursement of $300,000, depending on the circumstances surrounding such termination;
•we could be subject to litigation related to any failure to complete the Merger Transaction; and
•if the Merger Transaction is not completed, we will have depleted capital resources and will require additional financing to continue to operate; such financing may not be available within the necessary timeframe, on acceptable terms, or at all.
In addition, our executive officers and directors may have interests in the Merger Transaction that are different from, or are in addition to, those of our stockholders generally. These interests include without limitation the following:
•each member of the Board and each of our executive officers holds outstanding bluebird equity awards; and
•each of our executive officers is party to an employment agreement that provides for severance payments and benefits upon a qualifying termination in connection with a change in control, which includes the Merger Transaction.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the Merger Transaction.
The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our company. These provisions include our agreement not to solicit or initiate any additional discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Parent a termination fee of approximately $1.5 million or an expense reimbursement of $300,000, depending on the circumstances surrounding such termination.
These provisions might discourage an otherwise-interested third-party from considering or proposing an acquisition of our company, even one that may be deemed of greater value to our stockholders than the Merger Transaction. Furthermore, even if a third-party elects to propose an acquisition, the concept of a termination fee may result in that third-party offering a lower value to our stockholders than such third-party might otherwise have offered.
Securities class action and derivative lawsuits in connection with the Merger Transaction could result in substantial costs and prevent or delay the consummation of the Merger Transaction.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition or merger agreements. Defending against and settling or otherwise resolving these types of claims can result in substantial costs, including costs associated with indemnification of directors and officers, and divert management time and resources. An adverse judgment in any such litigation relating to the Merger Transaction could result in monetary damages, which could have a negative impact on our financial condition. If a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger Transaction, that injunction could delay or prevent the Merger Transaction from being completed, which could negatively impact our business, financial condition, results of operations or our stock price. As of March 25, 2025, four lawsuits challenging the Merger Transaction had been filed on behalf of purported stockholders of the Company.
Risks related to our business

We have incurred significant losses since our inception and we may not achieve our goal of becoming profitable in the timeframe we expect, or at all.
We have incurred significant net losses since our inception in 1992, including net losses from continuing operations of $240.7 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $4.5 billion. To date, we have devoted significant financial resources to building our commercial infrastructure and research and development, including our clinical and preclinical development activities.
If the Merger Transaction does not close, we will have incurred significant additional expenses and will continue to incur net losses for the foreseeable future and we may not become profitable on the timeline we anticipate, or at all. To date, we have financed our operations primarily through our loan agreement with Hercules Capital, Inc., the sale of equity securities and priority review vouchers, and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We did not generate material revenues from the sale of ZYNTEGLO in the European Union and are just beginning to recognize revenue from our approved products in the U.S. given the treatment cycle time, in which revenue is recognized upon infusion. Our future revenues will depend upon the size of any markets in which our products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our products in those markets.
If the Merger Transaction does not close, we anticipate that our expenses may increase substantially, we may continue to incur operating losses, and we may not generate profit if and as we:
•continue to explore strategic alternatives for our business;
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
•continue our ongoing clinical development of ZYNTEGLO, SKYSONA and LYFGENIA, including completion of the HGB-210 clinical trial and long-term follow-up studies;
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
Based on our current business plan as of the date hereof, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Annual Report on Form 10-K for a discussion of our expected cash runway. Accordingly, if the Merger Transaction does not close, we may be in immediate default under the terms of our loan agreement with Hercules Capital, Inc., and will be at substantial risk of defaulting on our cash covenants thereunder and will need to raise additional funding in order to continue as a going concern.
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
Furthermore, as a result of the restatement of our consolidated financial statements for the year ended December 31, 2022 and the quarterly periods in the years ended December 31, 2022 and 2023, we were delayed in filing our Annual Report on Form 10-K for the year ended December 31, 2023 and our Quarterly Reports on Form 10-Q for each of the periods ended March 31, 2024 and June 30, 2024. As a result, we will not be eligible to sell securities under our existing shelf registration statement on Form S-3 or file a new Form S-3 until we have regained compliance with the requirements of Form S-3. See "Risk Factor — The restatement of our consolidated financial statements for the year ended December 31, 2022 and the quarterly periods in the years ended December 31, 2022 and 2023 has subjected us to a number of additional risks and uncertainties, including increased possibility of legal proceedings". Our inability to use Form S-3 could make it more difficult and costly for us to obtain funding through a sale of securities.
Moreover, as a result of volatile market conditions, the cost and availability of capital has been and may continue to be adversely affected. Lenders and institutional investors may reduce, and in some cases, cease to provide credit to businesses and consumers. Continued turbulence in the U.S. market and economy may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs. In addition, we maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
If the Merger Transaction does not close and we are then unable to obtain funding on a timely basis, or if revenues from product sales are less than we have projected, we will be at risk of further revising our business plan and strategy, which may result in us significantly curtailing, delaying or discontinuing the commercialization of any current or future products or may result in our being unable to continue or expand our operations or otherwise capitalize on our business opportunities or continue as a going concern. As a result, our business, financial condition and results of operations could be materially affected.
In order to manage cash flow needs, we have delayed certain ordinary course payments to our vendors and suppliers. These delays could damage our relationships with key partners, which could result in cessation of services, legal disputes, or other interruptions that may negatively impact our operations. Additionally, delayed payments could impact the attractiveness of the Company to investors or financing partners.
In order to manage cash flow needs, we have deferred the payment of amounts due to certain of our vendors and suppliers beyond our typical payment cycle. For instance, as of March 14, 2025, we owed approximately $50 million in third-party payables in excess of amounts typically due in recent prior quarters, which includes amounts owed to manufacturing and release testing vendors. These delays may have a negative impact on our relationships with affected vendors and suppliers, who may discontinue work, seek to renegotiate terms of our agreements, or pursue legal action against us. For example, certain of our vendors and suppliers have indicated that without timely payment, they will cease work. As a result, our business, financial condition and results of operations could be materially affected. Furthermore, if the Merger Transaction does not close, the quantity of overdue payables on our balance sheet could negatively impact our ability to raise additional funding.
Our existing and any future indebtedness could adversely affect our ability to operate our business.
On March 15, 2024, we entered into a Loan and Security Agreement, by and among the Company, the several banks and other financial institutions or entities party thereto, as lenders (the “Lender”), and Hercules Capital, Inc., as administrative agent and collateral agent, which we amended on April 30, 2024, July 9, 2024, August 13, 2024, August 29, 2024 and February 21, 2025 (as amended, the "LSA"). The LSA provides a secured term loan facility of up to $175.0 million (collectively, the “Term Loans”), consisting of: (a) an initial tranche of term loans in an aggregate amount of $75.0 million, which was funded at closing (the “Initial Loan”); (b) an additional tranche of term loans in an aggregate amount of $25.0 million, which will be available, subject to customary terms and conditions, during the period commencing on the date the Company has (x) received at least $75.0 million in gross cash proceeds from qualified financing transactions by December 20, 2024 (which milestone we did not achieve) and (y) completed patient starts (cell collections) for at least 50 LYFGENIA patients by March 31, 2025 or 70 LYFGENIA patients by June 30, 2025 (the “Tranche 2 Milestone”) and ending on the earlier of (i) the date that is 30 days immediately following achievement of the Tranche 2 Milestone and (ii) July 31, 2025; (c) an additional tranche of term loans in an aggregate amount of $25.0 million, which will be available, subject to customary terms and conditions, during the period commencing on the date the Company has (x) received at least $100.0 million in gross cash proceeds from qualified financing transactions by December 20, 2024 or at least $125.0 million by June 30, 2025 and (y) completed 70 drug product deliveries within a given six-month period ending no later than December 31, 2025, at least 40 of which are for LYFGENIA (the “Tranche 3 Milestone”) and ending on the earlier of (i) the date that is 30 days immediately following the date the Company achieves the Tranche 3 Milestone and (ii) December 31, 2025; and (d) an additional tranche of term loans of $50.0 million, available in the sole discretion of the lenders, and subject to customary terms and conditions, until December 15, 2026. Although our entry into the LSA and receipt of funds thereunder extended our cash runway, our outstanding indebtedness, including any additional indebtedness beyond our borrowings under the LSA, combined with our other financial obligations and contractual commitments (including commitments with respect to deferred payments as described in "Risk Factors - In order to manage cash flow needs, we have delayed certain ordinary course payments to our vendors and suppliers"), could have significant adverse consequences, including:
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
The Term Loans are secured by a lien on substantially all of our assets. We intend to satisfy our current and future debt service obligations with our then-existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the LSA or any other debt instruments. Failure to make payments or comply with other covenants under the LSA or such other debt instruments could result in an event of default and acceleration of amounts due. Other events of default under the LSA include, among others: (i) the occurrence of any event that the Lender interprets as a material adverse effect (including potentially with respect to our declining cash position or negative data results), (ii) a change in control as delineated under the Loan Agreement, (iii) failure of the Merger Transaction to close on or before April 25, 2025, which may be extended to May 23, 2025 and further extended to June 20, 2025, subject to certain conditions, and (iv) breaches of covenants in the LSA, including, among others, a minimum cash coverage requirement and a covenant that requires us to meet certain revenue levels; if we do not meet our projections, we may be unable to satisfy these covenants. For example, if the Merger Transaction does not close, we project that we may not maintain the minimum cash coverage requirement within the next 12 months. Upon the occurrence and continuance of an event of default, the Lender has the right to require us to repay the Term Loans immediately, which we would be unable to do given our current cash position. Accordingly, if the Merger Transaction does not close, we may be in immediate default under the terms of the LSA and will be at substantial risk of defaulting on our cash covenants thereunder. Any declaration by the Lender of an event of default would significantly harm our business and prospects and could cause the price of our common stock to decline or force us to discontinue our operations immediately and seek bankruptcy protection. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
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
Adverse events or other undesirable side effects caused by our products or any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or other comparable foreign regulatory authorities. A potentially significant risk in any gene therapy product using viral vectors that can integrate into the genome is that the vector will insert in or near cancer-causing genes, leading to the proliferation of certain cellular clones that could cause cancer in the patient, known as insertional oncogenesis. For instance, multiple patients with CALD treated with eli-cel (now SKYSONA) in our clinical studies have been diagnosed with myelodysplastic syndrome (“MDS”), or acute myeloid leukemia ("AML"), likely mediated by Lenti-D LVV insertion. SKYSONA’s label includes a boxed warning for the known risk of hematologic malignancy and, accordingly, we expect additional cases to arise over time. In April 2024, the boxed warning was revised to include updated information on hematologic malignancies diagnosed in our clinical study patients, as well as other updates to monitoring procedures and alternative treatment options. We continue to closely monitor potential cases of hematologic malignancy in patients treated with SKYSONA and we are communicating regularly with treating physicians and regulatory authorities. In November 2024, the FDA published a notice to healthcare providers indicating that it was investigating SKYSONA with respect to serious risks of hematologic malignancies, based on cases of MDS and AML observed in patients previously enrolled in our clinical trials for eli-cel. No cases of insertional oncogenesis have been identified in patients treated with ZYNTEGLO or LYFGENIA.
Separately, in December 2021, the FDA placed the lovo-cel clinical development program under a partial clinical hold for patients under the age of 18. The hold related to a case of persistent anemia in an adolescent patient with two α-globin gene deletions (−α3.7/−α3.7), also known as alpha-thalassemia trait, who was treated with lovo-cel. In December 2022, the FDA lifted its partial clinical hold for patients under the age of 18 in studies evaluating lovo-cel for SCD. Notwithstanding the lifting of this partial clinical hold, additional adverse events or new data or analyses regarding previously reported events may indicate significant safety issues, and the FDA could potentially impose or reimpose a clinical hold in the future on studies evaluating lovo-cel. Moreover, laboratory results following gene therapy can be difficult to interpret, resulting in different or changing diagnoses by treating physicians. For instance, on January 31, 2023, we received a physician diagnosis of MDS in a patient treated with lovo-cel, in response to lab results obtained through routine monitoring of the same adolescent patient with two α-globin gene deletions subject to the partial clinical hold noted above. Consistent with established safety protocols, the information was reviewed by an independent Data Monitoring Committee which concluded that available evidence did not support a diagnosis of MDS and additional data would be needed to confirm such diagnosis, and that lovo-cel clinical studies should continue. Test results received since the investigator’s initial report (including integration site analysis) demonstrated no evidence of insertional oncogenesis and as of March 3, 2025, the patient remained clinically stable with stable laboratory results and was not undergoing treatment for an MDS diagnosis. Study investigators and the FDA were informed and we will continue to monitor additional analyses as further test results are received.
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
We currently have only one manufacturer of final drug product and one manufacturer of LVV for both ZYNTEGLO and SKYSONA and, separately, one manufacturer of final drug product and one manufacturer of LVV for LYFGENIA; accordingly, any significant disruption or change in our supplier relationships could harm our business. For instance, in August 2024 we provided notice to our manufacturer of adherent LVV for ZYNTEGLO and SKYSONA that we intend to wind down production of adherent LVV, which will cease in the second half of 2025. We are currently seeking FDA approval to transition LVV manufacturing for ZYNTEGLO to the suspension process used for LYFGENIA, and we continue to evaluate alternative manufacturing methods and plans for LVV for SKYSONA. Since any change to manufacturing methods requires FDA approval, we may be delayed in transitioning to such alternatives. Additionally, we have experienced challenges in manufacturing adherent LVV, which is currently used in ZYNTEGLO and SKYSONA. As a result of these events or delays, or other difficulties related to our manufacturing relationships and processes, we may be unable to meet our manufacturing forecasts in the future. Any inability to meet our manufacturing forecasts could impact the ongoing commercialization of these drug products, and hinder our ability to meet our financial goals.

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
To date, we have secured adequate commercial-scale drug product manufacturing capacity in order to meet our near-term sales forecasts for ZYNTEGLO, SKYSONA and LYFGENIA, including recent approval to double our manufacturing capacity for ZYNTEGLO and SKYSONA. However, our manufacturing rate for ZYNTEGLO is currently limited by capacity constraints and to meet demand we would need to expand further; any expansion of manufacturing capacity is subject to FDA approval, which we may not receive. If we fail to secure adequate capacity to manufacture our drug products or LVV used in the manufacture of our drug products in accordance with our forecasts we may be unable to execute on our commercialization plans on the timing that we expect, or at all.
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
Risks related to commercialization
The marketing and sale of ZYNTEGLO, SKYSONA and LYFGENIA may be unsuccessful or less successful than anticipated, particularly due to uncertainty about our financial condition and ability to continue as a going concern.
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
•attract and retain employees with relevant commercial, sales and marketing expertise; and
•initiate, develop and maintain successful strategic alliances.
If we are not successful in accomplishing these objectives, we may not be able to effectively commercialize ZYNTEGLO, SKYSONA or LYFGENIA, raise capital, or continue our operations. For instance, uncertainty about our financial condition has impacted the rate of patient starts as providers have expressed concern regarding our financial condition, and accordingly has affected the timing of our revenue expectations. If we are unable to meet our forecasts, our business may suffer. Additionally, due to our financial instability, we have experienced a high degree of turnover in our employee base, particularly with respect to our commercial field-based team, which may impact our ability to successfully commercialize our products. If the Merger Transaction does not close as planned, these factors could be exacerbated.
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
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies, which may be lower with respect to our therapies that treat non-acute conditions;
•the strength of marketing and distribution support and timing of market introduction of competitive products;
•the pricing of our products, including in comparison to competitors;
•publicity concerning our products, or competing products and treatments;

•publicity regarding our company, including uncertainty surrounding the Merger Transaction and our financial condition, which may influence decision making of patients and physicians;
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
We have limited prior sales or distribution experience and limited capabilities for marketing and market access, and we did not generate meaningful product sales following the commercial launch of ZYNTEGLO in Europe. To successfully commercialize ZYNTEGLO, SKYSONA, and LYFGENIA, we will need to further develop these capabilities. We may need to expand our infrastructure to further support commercial operations in the United States, either on our own or with others. Commercializing an autologous gene therapy is resource-intensive and has required, and will continue to require, substantial investment in commercial capabilities. Additionally, due to our financial instability, we have experienced a high degree of turnover in our employee base, particularly with respect to our commercial field-based team, which may impact our ability to successfully commercialize our products and require additional investment in the recruitment and retention of personnel. We are competing with companies that currently have extensive and well-funded marketing and sales operations. Without significant commercial experience as a company or the support of a third party to perform these functions, including marketing and sales functions, we may be unable to compete successfully against these more established companies.
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
Our commercial strategy is to engage apheresis and transplant centers as qualified treatment centers for the collection of patient HSCs and infusion of the drug product once manufactured. To ensure that the qualified treatment centers are prepared to collect patient HSCs and to ship them to our transduction facilities in accordance with our specifications and regulatory requirements, we train and conduct quality assessments of each center as part of engagement. These qualified treatment centers are the first and last points on our complex supply chain to reach patients in the commercial setting. We may encounter challenges or delays in engaging and interacting with our qualified treatment centers, and such challenges could impact a qualified treatment center’s willingness and ability to administer our products. For instance, providers at certain qualified treatment centers have expressed concern regarding our financial condition, which has delayed patient starts.
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
We depend on enrollment of patients in our registry studies to complete required post marketing studies for our products, and on enrollment of patients in any future clinical trials we may conduct. If we experience delays or difficulties enrolling in our registry studies, including due to our financial condition or reputation, our research and development efforts, business, financial condition, and results of operations could be materially adversely affected.
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
•the design of the clinical protocol, including long-term follow-up requirements;
•the ability to obtain and maintain patient consents;
•the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•the risk that patients enrolled in clinical trials will drop out of the trials before the administration of our product candidates or trial completion;
•the availability of competing clinical trials;
•the availability of new drugs approved for the indication the clinical trial is investigating; and
•clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, as well as publicity regarding our company, including uncertainty surrounding our financial condition, which may influence decision making of patients and physicians.
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
Disruptions at the FDA and other government agencies caused by changing presidential administrations and related priorities, funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including reductions in force or hiring freezes, government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions, including uncertainty associated with the new presidential administration in the United States. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA may also slow the time necessary for new drugs, medical devices and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
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
If these third parties do not successfully carry out their contractual duties, including as a result of insolvency, meet expected deadlines, conduct our studies in accordance with regulatory requirements or our stated study plans and protocols, or manufacture our LVV and drug products in accordance with GMP, we will not be able to support commercialization of SKYSONA, ZYNTEGLO and LYFGENIA. Many of our agreements with these third parties contain termination provisions that allow these third parties to terminate their relationships with us at any time. Furthermore, we have delayed payments to certain of these third parties, which could impact their performance. See also "Risk Factors - In order to manage cash flow needs, we have delayed certain ordinary course payments to our vendors and suppliers". If we need to enter into alternative arrangements, our product development and commercialization activities could be delayed.
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
If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical studies may be extended, delayed or terminated, and we may not be able to successfully commercialize our products or any future product candidates. Furthermore, we have delayed payments to certain of these third parties, which could impact their performance. See also "Risk Factors - In order to manage cash flow needs, we have delayed certain ordinary course payments to our vendors and suppliers". As a result, our financial results and the commercial prospects for our products or any future product candidates would be harmed, our costs could increase, and our ability to generate revenues could be delayed.
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
•launching and commercializing our approved products with a sustainable field-based team and marketing and distribution infrastructure; for instance, due to our financial instability, we have experienced a high degree of turnover in our employee base, particularly with respect to our commercial field-based team;
•obtaining sufficient pricing and reimbursement for our approved products from private and governmental payers;

•obtaining market acceptance and adoption of our approved products and gene therapy as a viable treatment option, including among patients and providers, some of whom have recently expressed concern regarding our financial condition;
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
If the Merger Transaction does not close, we expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase, which costs may increase further as competitors enter the market. Even if we are able to generate material product revenues, we may not become profitable and may need to obtain additional funding to continue operations.
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
We are highly dependent on our executive team and key employees, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, as well as sales and marketing staff, will also be critical to our success, and our financial condition has made it more challenging to recruit and retain qualified personnel. For example, we have experienced high rates of attrition recently due, in part, to uncertainty about our financial condition, and the Merger Transaction may exacerbate this issue given uncertainty about whether or when the transaction will close and the impact of the Merger Transaction on our employees. In addition, there is currently a shortage of skilled executives in our industry, which is likely to continue. As a result, competition for skilled personnel is intense and our turnover rate has been high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives.
Our restructuring and reductions in force undertaken to optimize our cost structure may not achieve our intended outcome.
In September 2024, we implemented a restructuring plan designed to support our commercial focus and reduce our cash operating expenses. This restructuring plan included a reduction of our workforce by approximately 25% of our headcount. Additionally, in the ordinary course of business and in light of our limited financial resources, we regularly review our headcount and have eliminated, and may continue to eliminate, additional roles in an effort to optimize our cost structure. These reductions in force have resulted in and may continue to result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. Reductions in our workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reductions in force, or if we experience significant adverse consequences from the reductions in force, our business, financial condition, and results of operations may be materially adversely affected. We may undertake further similar cost-saving initiatives, which may include additional restructuring or workforce reductions. These types of cost-reduction activities can be complex and result in unintended consequences and costs, including further attrition beyond the intended number of employees due to decreased employee morale, loss of institutional knowledge and expertise and adversely impact our business.
Our products remain subject to regulatory scrutiny.
For any regulatory approvals that we have or may receive, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products and/or any future product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and GCPs for any clinical trials that we may conduct. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. Even though we have obtained regulatory approval in the U.S. for ZYNTEGLO, SKYSONA and LYFGENIA, any regulatory approvals we receive will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of such product, and such approvals may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA typically advises that patients treated with integrating gene therapy undergo follow-up observations for potential adverse events for a 15-year period. Furthermore, we have agreed to provide confirmatory long-term clinical data to the FDA as a condition of the SKYSONA accelerated approval, and continued approval for the approved indication will be contingent upon verification and description of clinical benefit in a confirmatory trial. If our confirmatory trials fail to adequately verify or describe the anticipated clinical benefit of SKYSONA, or if we fail to conduct such trials in a timely manner, the FDA could withdraw its approval for SKYSONA on an expedited basis. In addition to our ongoing process of monitoring and reporting safety results to the FDA, the FDA reported in November 2024 that it was investigating SKYSONA with respect to serious risks of hematologic malignancies, based on cases of MDS and AML observed in patients previously enrolled in our clinical trials.
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
Federal law requires that any company that participates in the MDRP also participate in the 340B program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program is administered by HRSA and requires us, as a participating manufacturer, to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for our covered outpatient drugs when used in an outpatient setting. To date, bluebird’s therapies have been administered in the inpatient setting exclusively and we anticipate that most patients will continue to receive bluebird’s therapies in an inpatient setting. However, in the event that patients are treated in an outpatient setting, the 340B “ceiling price” requirement may apply to these transactions if otherwise eligible under 340B legal standards. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low income patients. A drug that is designated for a rare disease or condition by the Secretary of Health and Human Services is not subject to the 340B ceiling price requirement with regard to the following types of covered entities: rural referral centers, sole community hospitals, critical access hospitals, and free standing cancer hospitals. The 340B ceiling price is calculated using a statutory formula, which is based on the AMP and rebate amount for the covered outpatient drug as calculated under the MDRP. In general, products subject to Medicaid price reporting and rebate liability are also subject to the 340B ceiling price calculation and discount requirement. We must report 340B ceiling prices to HRSA on a quarterly basis, and HRSA publishes them to 340B covered entities. HRSA has finalized regulations regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities for 340B eligible drugs. HRSA has also finalized a revised administrative dispute resolution process through which 340B covered entities may pursue claims against participating manufacturers for overcharges, and through which manufacturers may pursue claims against 340B covered entities for engaging in unlawful diversion or duplicate discounting of 340B drugs. In addition, legislation may be introduced that, if enacted, would further expand the 340B program, such as adding further covered entities or requiring participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting.
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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payers have attempted to control costs by limiting coverage and the level of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. For example, in March 2010, the Affordable Care Act ("ACA") was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended manufacturer Medicaid rebate obligations to utilization by individuals enrolled in Medicaid managed care plans; established a Medicare Part D coverage gap discount program (to be replaced by a new program in 2025, as discussed below); subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; imposed a new federal excise tax on the sale of certain medical devices; created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation ("CMMI") at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
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
Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap (with resulting prices for the initial ten drugs first effective in 2026); imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.
Established under the ACA, CMMI is tasked to develop and test health care payment and service delivery models to improve patient care, lower costs and better align payment systems to promote patient-centered practices. In general, CMMI conducts alternative payment models for a specified period of time, evaluates the results of the model, and then makes recommendations to Congress based on the outcome of the model. In 2023, CMMI initiated the Cell and Gene Therapy ("CGT") Access Model. This voluntary payment model is designed to test whether a CMS-led approach to developing and administering outcomes-based agreements ("OBAs") for cell and gene therapies would improve Medicaid beneficiaries' access to innovative treatments. The participants in this voluntary model are pharmaceutical manufacturers and states. In December 2024, we entered into an agreement with CMMI to offer an OBA for LYFGENIA under the model. The enrollment period for states that wish to participate in the CGT Access Model ended in March of 2025. It is unclear if the CGT Access Model will be conducted as originally envisioned or what actions the Trump administration may take with respect to the CGT Access Model.
At the U.S. state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or provider reimbursement constraints, patient out-of-pocket cost caps for certain classes of therapy, discounts, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states.
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
•failure to consummate the Merger Transaction;
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
As discussed elsewhere in this Annual Report, our management determined that our consolidated financial statements for the year ended December 31, 2022 and the quarterly periods in the years ended December 31, 2022 and 2023 should be restated due to errors relating to our accounting for lease arrangements, including embedded leases, and the application of our accounting policy for the treatment of non-lease components in lease arrangements, including embedded leases. The restatement of our consolidated financial statements caused us to incur substantial expenses for legal, accounting, and other professional services. As a result of the restatement, we were delayed in filing our Annual Report on Form 10-K for the year ended December 31, 2023, and our Quarterly Reports on Form 10-Q for each of the three-month periods ended March 31, 2024 and June 30, 2024. There can be no assurance that we will be able to timely file our required reports for future periods. In addition, as a result of the restatement, investors may lose confidence in our financial reporting, the price of our common stock could decline and we may be subject to litigation or regulatory enforcement actions.
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
Our management, under the oversight of the Audit Committee of our Board of Directors and in consultation with outside advisors, has begun implementing measures designed to remediate the material weakness. Management has begun to implement enhancements to its internal control over financial reporting, which are expected to include refinements and enhancements to the complement of personnel, design and operation of its controls related to the accounting for, and identification of, leases. The Company began to implement these enhancements to the design of its controls during the fourth quarter of 2024. However, this material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Company will monitor the effectiveness of the remediation plan and will refine the remediation plan, as needed. Until remediated, the material weakness could result in future errors to the Company’s financial statements.
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
Pursuant to our 2023 Incentive Award Plan (as amended and restated, the "2023 Plan") we are authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The 2023 Plan authorizes the issuance of up to 1.01 million shares. We also make equity grants to certain new employees joining the Company pursuant to an inducement plan, and our compensation committee may elect to increase the number of shares available for future grant under the inducement plan without stockholder approval. We also have an Employee Stock Purchase Plan and any shares of common stock purchased pursuant to that plan will also cause dilution.
We may be subject to litigation, which may result in substantial costs and a diversion of management's attention and resources, which could harm our business.
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. We are currently litigating, and have in the past litigated, class action complaints filed by purported stockholders against us and certain of our directors and officers. For instance, on March 28, 2024, a class action lawsuit captioned Garry Gill v. bluebird bio, Inc. et al., Case No. 1:24-cv-10803-PBS, was filed against us in the United States District Court for the District of Massachusetts and we may face additional securities class action litigation in the future. This risk is especially relevant for us because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years, and we expect to experience continued stock price volatility. Separately, two purported bluebird shareholders, derivatively and purportedly on behalf of bluebird, have each filed a shareholder derivative action in the United States District Court for the District of Massachusetts against our directors and certain members of management alleging, among other things, breaches of their fiduciary duties. In addition, we are subject to certain litigation in connection with the Merger Transaction. See also "Risk Factors - Securities class action and derivative lawsuits in connection with the Merger Transaction could result in substantial costs and prevent or delay the consummation of the Merger Transaction". Defending against our current and any future litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
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
We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock. The Merger Agreement also generally restricts our ability to pay any dividends on our common stock during the interim period between the execution of the Merger Agreement and the effective time of the Merger Transaction (or the date on which the Merger Agreement is earlier terminated).
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
Our Head of Information Technology and our Head of Information Security are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Head of Information Technology's experience includes 25 years in managing information technology departments, including four years specifically in cybersecurity and five years with the Company. Our Head of Information Security's experience includes 13 years in managing information technology departments, including 12 years specifically in cybersecurity and seven months with the Company.
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
Item 2. Properties
Below is a summary of our material owned and leased properties as of December 31, 2024:
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
In April 2019, we entered into a sublease agreement for approximately 267,278 square feet of office space located at 50 Binney Street, Cambridge, Massachusetts. In December 2021, we entered into a sub-sublease agreement with Meta Platforms, Inc. to sublease the entirety of the 50 Binney Street premises which we have rights to under the sublease. The sub-sublease commenced April 1, 2022, and was terminated in February 2025. Refer to Note 21, Subsequent Events, for further information.
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

On October 21, 2021, San Rocco Therapeutics, LLC, formerly known as Errant Gene Therapeutics, LLC, filed a complaint against us in the United States District Court for the District of Delaware for alleged infringement of U.S. Patent Nos. 7,541,179 and 8,058,061. The term of U.S. Patent No. 8,058,061 already expired on November 25, 2022, and U.S. Patent No. 7,541,179 expired on May 13, 2024. The allegations relate to our use of the BB305 lentiviral vector, including in connection with the beti-cel program and seeks injunctive relief and money damages. On February 21, 2022, the parties stipulated to amend the case caption, in light of the plaintiff’s name change, from Errant Gene Therapeutics, LLC to San Rocco Therapeutics, LLC ("SRT"). The Court granted this stipulation and, accordingly, the case is now captioned, San Rocco Therapeutics, LLC v. bluebird bio, Inc. and Third Rock Ventures, LLC, C.A. No. 21-1478-RGA. On April 6, 2022, we—along with Third Rock Ventures, LLC—filed a motion seeking various relief including to stay the proceedings and compel arbitration on two threshold issues, which we argued warranted complete dismissal of the action as a matter of law, regardless of the merits of SRT’s underlying infringement claims. On July 26, 2022, the Court granted our request to stay the proceedings and issued an Order compelling the parties to arbitrate the threshold issues we raised. On February 7, 2023, the Arbitrator issued a final award finding in favor of SRT on both threshold issues, thereby enabling SRT to pursue its claims for alleged infringement. On March 1, 2023, the parties jointly stipulated, subject to the approval of the United States District Court for the District of Delaware, to lift the stay.  The Court lifted the stay on March 2, 2023, and on March 31, 2023, we filed our answer to SRT's complaint with counterclaims asserting that we do not infringe the patents-in-suit and that the patents-in-suit are invalid. Also, on April 22, 2024, the Patent Trial & Appeal Board of the U.S. PTO found that our two petitions for inter partes review did not show by a preponderance of the evidence that the challenged claims of the patents-in-suit are unpatentable, and we filed notices of appeal with the U.S. Court of Appeals for the Federal Circuit on June 21, 2024. Our opening brief was filed on December 20, 2024, SRT's responsive brief is due March 28, 2025, and our reply brief is due May 19, 2025. On June 17, 2024, the Court entered a claim construction order in bluebird's favor. On July 17, 2024, the Court granted our request for leave to file a case-dispositive motion for summary judgment of noninfringement, and on July 25, 2024, the Court ordered a stay of discovery pending a decision on the summary judgment motion. On August 1, 2024, we filed our motion for summary judgment of noninfringement, SRT filed an opposition on September 3, 2024 and we filed our reply on September 17, 2024. Briefing is now complete, and oral argument is scheduled for April 23, 2025. We plan to vigorously defend against SRT's claims in this action.
On March 28, 2024, a class action lawsuit captioned Garry Gill v. bluebird bio, Inc. et al., Case No. 1:24-cv-10803-PBS (the "Gill Action"), was filed against us in the United States District Court for the District of Massachusetts. An amended complaint was filed on August 15, 2024. The amended complaint purports to assert claims against us and certain of our current and former officers pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between April 24, 2023 and December 8, 2023 (the “class period”). Plaintiff seeks to recover damages allegedly caused by purported misstatements and omissions regarding (i) whether the Company could obtain FDA approval for the lovo-cel BLA without a black box warning for hematologic malignancies; and (ii) whether the Company would be granted a priority review voucher by the FDA in connection with the BLA, which it could sell in order to strengthen its financial position. The amended complaint claims these alleged statements and omissions operated to artificially inflate the price paid for our common stock during the class period. On September 2, 2024, the Court entered the parties’ stipulated schedule for briefing a motion to dismiss the amended complaint. Our opening brief in support of a motion to dismiss was filed on October 11, 2024; Plaintiff filed an opposition on December 5, 2024; and we filed our reply brief on December 20, 2024. The Court held oral argument on our motion to dismiss on January 14, 2025 and took our motion under advisement. We intend to vigorously defend against the claims in this action.
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
As of the filing of this Annual Report on Form 10-K, four purported stockholders have filed lawsuits relating to the Merger Transaction (the “Lawsuits”): one on March 10, 2025, captioned Laughlin et al. v. bluebird bio, Inc., et al., No. 1:25-cv-02497 (N.D. Ill.); one on March 13, 2025, captioned Jones v. bluebird bio, Inc., et al., No. 651420/2025 (Sup. Ct. N.Y. Cnty.); two on March 17, 2025, captioned Kent v. bluebird bio, Inc., et al., No. 651424/2025 (Sup. Ct. N.Y. Cnty.), and Smith v. bluebird bio, Inc., et al., No. 1:25-cv-02802 (N.D. Ill.). Additionally, fifteen purported stockholders of bluebird have sent demand letters to the Company related to the Merger Transaction (the “Demand Letters”). Collectively, the Lawsuits and Demand Letters are referred to herein as the “Actions”.
The Lawsuits assert violations of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934 and Rule 14d-9 promulgated thereunder, as well as claims under New York law for negligence and negligent misrepresentation and concealment. The Lawsuits seek injunctive relief to enjoin the merger, rescission or rescissory damages if the Merger Transaction is consummated, an order directing compliance with federal securities laws, and awards of attorneys' and experts' fees.
The Actions additionally allege that the tender offer statement and recommendation statement filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) are materially incomplete and misleading due to alleged omissions relating to, among other things: (i) the Company's historical price data and stock trading history; (ii) the Company’s financial projections, including net revenue forecasts and standalone business plans; (iii) financial analyses underlying the fairness opinion provided by the Company’s financial advisor, Leerink Partners LLC (“Leerink Partners”); (iv) potential conflicts of interest involving Company insiders and Leerink Partners; (v) discussions regarding employment or retention of Company management; (vi) the sales process and background of the proposed transaction; and (vii) details concerning the Company’s Transaction Committee.
We believe that the disclosures contained in the tender offer statement and recommendation statement comply fully with all applicable laws. We deny the allegations in the Actions and intend to vigorously defend against them.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been traded on the Nasdaq Global Select Market under the symbol “BLUE.”
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2019 and December 31, 2024, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2019 of our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any.
The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Holders
As of March 25, 2025, there were approximately 8 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans is provided in Item 12 of Part III of this Annual Report on Form 10-K.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion of the results of operations for our fiscal years ended December 31, 2024 and 2023, and changes in financial condition during those years. The following information should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K.
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
Overview
We are a biotechnology company committed to commercializing potentially curative gene therapies for severe genetic diseases based on our proprietary lentiviral vector (“LVV”) gene addition platform. We currently market three gene therapies: ZYNTEGLO™ (betibeglogene autotemcel, also known as beti-cel), SKYSONA™ (elivaldogene autotemcel, also known as eli-cel), both of which received approval from the U.S. Food and Drug Administration (the “FDA”) in 2022, and LYFGENIA™ (lovotibeglogene autotemcel, also known as lovo-cel), which received approval from the FDA in December 2023.
The FDA approved ZYNTEGLO for the treatment of adult and pediatric patients with ß-thalassemia who require regular red blood cell transfusions on August 17, 2022. The FDA granted accelerated approval of SKYSONA to slow the progression of neurologic dysfunction in boys 4-17 years of age with early, active cerebral adrenoleukodystrophy (“CALD”) on September 16, 2022. On December 8, 2023, the FDA approved LYFGENIA for the treatment of patients 12 years of age or older with sickle cell disease (“SCD”) and a history of vaso-occlusive-events.
We are focusing our commercialization efforts in the U.S. market. We are continuing the long-term follow-up of patients previously enrolled within the clinical trial programs in Europe as planned but do not intend to initiate any new clinical trials in Europe for β-thalassemia, CALD or SCD.
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
In the first quarter of 2023, we sold 1.2 million shares of common stock (inclusive of shares sold pursuant to an option to the underwriters in connection with the offering) through an underwritten public offering at a price of $120.00 per share for aggregate net proceeds of $130.5 million, inclusive of additional offering costs incurred. In the fourth quarter of 2023, we sold 4.2 million shares of common stock through an underwritten public offering at a price of $30.00 per share for aggregate net proceeds of $118.1 million, after deducting for offering costs.
In March 2024, we entered into a five-year term loan facility agreement with Hercules Capital, Inc. to secure debt financing for up to $175.0 million, available in four tranches. We amended this loan agreement on April 30, 2024, July 9, 2024, August 13, 2024, August 29, 2024 and February 21, 2025.

In September 2024, we announced that we were initiating a restructuring action (the "Restructuring") following a comprehensive review of our operations. The Restructuring is anticipated to reduce our cash operating expenses by approximately 20% when fully realized in the third quarter of 2025, compared to the prior reporting period. The Restructuring included a reduction of our workforce by approximately 25% of employees during the fourth quarter of 2024. Refer to Note 19, Reduction in workforce to our condensed consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for more information on the Restructuring. Additionally, in the ordinary course of business and in light of our limited financial resources, we regularly review our headcount and have eliminated, and may continue to eliminate, additional roles in an effort to optimize our cost structure.
As of December 31, 2024, we had cash and cash equivalents of approximately $62.3 million. Absent the sale of our PRVs, we have never been profitable and have incurred net losses in each year since inception. Our net loss was $240.7 million for the year ended December 31, 2024 and our accumulated deficit was $4.5 billion as of December 31, 2024. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs, and from selling, general and administrative costs associated with our operations, and cost of product revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future, if and as we:
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
Business update
We had cash and cash equivalents of approximately $62.3 million as of December 31, 2024. If the Merger Transaction (as defined below) does not close, we will continue to generate operating losses and negative operating cash flows for the foreseeable future as we continue to commercialize ZYNTEGLO, SKYSONA, and LYFGENIA and we will require the need for additional funding to support our planned operations before becoming profitable.
On February 21, 2025, we announced that we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Beacon Parent Holdings, L.P., a Delaware limited partnership ("Parent"), and Beacon Merger Sub, Inc., a Delaware corporation ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will conduct a cash a tender offer to acquire any and all of the outstanding shares of our common stock, for (i) $3.00 in cash per share, plus (ii) one contingent value right (each, a "CVR") per share, representing the right to receive a non-tradeable contingent payment of $6.84 in cash, in each case subject to any applicable withholding taxes and without interest thereon (the "Merger Transaction"). On March 7, 2025, Parent and Merger Sub commenced a cash tender offer to acquire any and all of the outstanding shares of our common stock. We expect the Merger Transaction will be completed in the first half of 2025, and as such, it is not included in our going concern assessment.
We have also entered into amendments to our term loan facility with Hercules Capital, Inc. ("Hercules") to facilitate adequate liquidity to position us to maintain operations through the closing of the Merger Transaction.
Based on current forecasts, which assume continued cost-saving initiatives, continued deferment of certain payments to vendors, and continued collaborative engagement from Hercules, we expect our existing cash and cash equivalents will enable us to fund our operations into the second quarter of 2025 and through the closing of the Merger Transaction. If we do not complete the Merger Transaction within the expected timeframe, or at all, we will be at risk of liquidation or bankruptcy.

We have based our cash runway estimate on assumptions of revenues and operating costs that may prove to be wrong. Our cash runway estimate does not include use of our restricted cash, which as of December 31, 2024 was $43.6 million. In February 2025, $30.1 million of our restricted cash was released; the remaining $13.5 million of restricted cash is unlikely to be released in the near term. In addition, our future net product revenues will depend upon the demand for our products; the size of the markets for our products; our ability to achieve and maintain sufficient market acceptance and adequate market share in those markets; reimbursement from third-party payers; and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, we may be unable to maintain operations into the second quarter of 2025 and through the closing of the Merger Transaction.
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
Reverse stock split
On December 12, 2024, we filed a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split of our common stock, effective December 12, 2024 at 5:00 p.m. All share and disclosure amounts in this Annual Report on Form 10-K have been updated to reflect this reverse stock split.
Merger Agreement
On February 21, 2025, we announced that we entered into the Merger Agreement with Parent and Merger Sub. On March 7, 2025, Parent and Merger Sub commenced a cash tender offer (the "Offer") to acquire any and all of the outstanding shares of our common stock, par value $0.01 per share (the “Shares”), for (i) $3.00 in cash per Share, plus (ii) one contingent value right per Share, representing the right to receive a non-tradeable contingent payment of up to $6.84 in cash, upon the achievement of the certain milestones. The transaction is expected to close in the first half of 2025, subject to the tender of a majority of the Shares, receipt of applicable regulatory approvals, and other customary closing conditions.

Our Board of Directors unanimously determined that the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Offer and the Merger Transaction, are advisable, fair to, and in our and our stockholders' best interests and declared it advisable for us to enter into the Merger Agreement.
Financial operations overview
Product revenue
Our revenues were derived from product revenues associated with the sale of SKYSONA, LYFGENIA, and ZYNTEGLO for the year ended December 31, 2024. Our revenues were derived from product revenues associated with the sale of SKYSONA and ZYNTEGLO for the year ended December 31, 2023.
Other revenue
We have recognized an immaterial amount of revenue associated with grants.
Cost of product revenue
Cost of product revenue includes costs associated with the manufacture and sale of SKYSONA, LYFGENIA, and ZYNTEGLO for the year ended December 31, 2024. Cost of product revenue includes costs associated with the manufacture and sale of SKYSONA and ZYNTEGLO for the year ended December 31, 2023.
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
Research and development costs including those under executory contracts and variable costs related to arrangements that contain a lease are expensed as incurred. Right-of-use assets related to arrangements with CMOs and contract testing organizations ("CTOs") that contain a lease under ASC 842 but have no alternative future use under ASC 730 are immediately expensed to research and development expense at commencement or upon a modification until commercialization is achieved. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and our clinical sites. We cannot determine with certainty the duration and completion costs of the current clinical studies of our products or to what extent we will generate revenues from the commercialization and sale of our approved products. The duration, costs, and timing of clinical studies and development of our products will depend on a variety of factors, any of which could affect our research and development expenses, including:
•the scope, rate of progress, and expense of our ongoing as well as any additional clinical studies and other research and development activities we undertake;
•future clinical study results;
•uncertainties in clinical study enrollment rates;
•new manufacturing processes or protocols that we may choose to or be required to implement in the manufacture of our LVV or drug product;
•regulatory feedback and changing standards for maintenance of regulatory approval;
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

	Year ended December 31,
	2024	2023
	(in thousands)
ZYNTEGLO (beti-cel)	$4,303	$10,767
LYFGENIA (lovo-cel)	21,112	72,404
SKYSONA (eli-cel)	9,178	13,671
Preclinical programs	157	1,254
Total direct research and development expense	34,750	98,096
Employee- and contractor-related expenses	27,971	29,413
Stock-based compensation expense	3,982	9,000
Laboratory and related expenses	5,348	3,859
License and other collaboration expenses	24	2,417
Facility expenses	22,177	24,867
Total other research and development expenses	59,502	69,556
Total research and development expense	$94,252	$167,652

Restructuring expenses
Restructuring expenses consist of costs associated with postemployment nonretirement benefits in accordance with ASC 420, Exit or Disposal Cost Obligations. Such costs are based on the estimate of fair value in the period the expenses were incurred.
Gain from sale of priority review voucher, net.
Gain from sale of priority review voucher, net consists of gain from the sale of our priority review vouchers. In the first quarter of 2023, we sold a PRV for aggregate net proceeds of $92.9 million. We received the PRV in September 2022 under an FDA program intended to encourage the development of treatments for rare pediatric diseases.
Interest income
Interest income consists primarily of interest income earned on cash and cash equivalents and investments, if applicable.
Interest expense
Interest expense consists primarily of interest expense associated with finance lease arrangements, term loan debt, and our factoring agreement.
Other income, net
Other income, net consists primarily of sublease income, gains and losses on the change in fair value of warrants, gains and losses on foreign currency transactions, and gains and losses on disposal of fixed assets.
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

Product revenue
We recognize product revenue in accordance with ASC 606, Revenue from Contracts with Customers. In 2024, product revenue represents sales of ZYNTEGLO, LYFGENIA, and SKYSONA in the United States. We recognize revenue from product sales at the point in time that we satisfy our performance obligation, which is upon patient infusion. Costs to manufacture and deliver the product are included in cost of product revenue.
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

Results of Operations
Comparison of the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023	Change
	(in thousands)
Revenue:
Product revenue, net	$83,795	$29,065	$54,730
Other revenue	12	432	(420)
Total revenues	83,807	29,497	54,310
Cost of product revenue	89,380	33,527	55,853
Gross margin	(5,573)	(4,030)	(1,543)
Operating expenses:
Selling, general and administrative	167,874	165,510	2,364
Research and development	94,252	167,652	(73,400)
Restructuring expense	2,762	—	2,762
Total operating expenses	264,888	333,162	(68,274)
Gain from sale of priority review voucher, net	—	92,930	(92,930)
Loss from operations	(270,461)	(244,262)	(26,199)
Interest income	8,218	9,869	(1,651)
Interest expense	(22,579)	(16,353)	(6,226)
Other income, net	44,177	38,707	5,470
Loss before income taxes	(240,645)	(212,039)	(28,606)
Income tax benefit (expense)	(70)	126	(196)
Net loss	$(240,715)	$(211,913)	$(28,802)

Revenue. Total revenue was $83.8 million for the year ended December 31, 2024, compared to $29.5 million for the year ended December 31, 2023. The increase of $54.3 million was primarily attributable to 37 infusions of our three commercial products in 2024 compared to 12 infusions in 2023 of ZYNTEGLO and SKYSONA only.
Cost of product revenue. Cost of product revenue was $89.4 million for the year ended December 31, 2024, compared to $33.5 million for the year ended December 31, 2023.  The increase is attributable to increased product sales during 2024.
Selling, general and administrative expenses. Selling, general and administrative expenses were $167.9 million for the year ended December 31, 2024, compared to $165.5 million for the year ended December 31, 2023. The increase of $2.4 million was primarily due to the following:
•$18.4 million of increased professional fees driven by increased audit, accounting advisory, and legal fees during 2024.
These increased costs were partially offset by the following:
•$8.1 million of decreased commercial readiness activity costs driven by an overall decrease to marketing expenses related to the commercial launch of LYFGENIA in 2023;
•$4.7 million of decreased information technology and facility related costs primarily driven by decreased operating lease costs relating to a lease that terminated in 2023; and
•$3.8 million of decreased net employee compensation, benefit, and other headcount related expenses, driven by an overall decrease in headcount and related bonus expense, which includes a reversal of accrued bonus expenses for employees included in the reduction in workforce, a decrease in vacation expense due to our change in vacation policy, and a decrease of $1.4 million in stock-based compensation expense.

Research and development expenses. Research and development expenses were $94.3 million for the year ended December 31, 2024, compared to $167.7 million for the year ended December 31, 2023. The decrease of $73.4 million was primarily attributable to the following:
•$32.7 million of decreased manufacturing costs primarily driven by material production being included in inventory and cost of product revenue for our commercial products;
•$19.0 million of decreased net employee compensation, benefit, and other headcount related expenses, driven by related expenses being included in inventory and cost of product revenue for our commercial products, as well as an overall decrease in headcount and related bonus expense, which includes a reversal of accrued bonus expenses for employees included in the reduction in workforce, a decrease in vacation expense due to our change in vacation policy, and a decrease of $5.0 million in stock-based compensation expense;
•$6.8 million of decrease clinical expenses due to reduced clinical spend as all of our drug candidates are commercial;
•$5.3 million of decreased consulting fees, primarily driven by an overall decrease in consulting spend and fees relating to commercialized products being included in inventory and cost of product revenue;
•$5.0 million of decreased information technology and facility-related costs primarily driven by information technology and facility-related expenses now being included in inventory and cost of product revenue;
•$1.7 million of decreased professional service costs; and
•$1.6 million of decreased non-clinical costs.
Restructuring expenses. There were $2.8 million in restructuring expenses recorded for the year ended December 31, 2024, compared to $0.0 million for the year ended December 31, 2023.
Gain from sale of priority review voucher, net. There was no gain from sale of priority review voucher for the year ended December 31, 2024 compared to $92.9 million for the year ended December 31, 2023.
Interest income. The decrease in interest income was primarily due to an overall decrease in total cash balances in 2024 compared to 2023.
Interest expense. The increase in interest expense is primarily due to interest expense associated with our term loan debt with Hercules that we entered into in March 2024 and our factoring agreement, partially offset by a decrease in the interest expense associated with finance lease arrangements.
Other income, net. The increase in other income, net is primarily related to gains and losses on foreign currency transactions and gains on the change in fair value of warrants.
Liquidity and Capital Resources
As of December 31, 2024, we had cash and cash equivalents of approximately $62.3 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of December 31, 2024, our funds are primarily held in U.S. government agency securities and treasuries, and money market accounts with maturities at date of purchase of 90 days or less.
We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of December 31, 2024, we had an accumulated deficit of $4.5 billion. We expect our research and development expenses to decrease in conjunction with an increase in commercial activities and selling, general and administrative expense due to the commercialization of ZYNTEGLO, SKYSONA, and LYFGENIA.
On February 21, 2025, we announced that we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will conduct a cash tender offer to acquire any and all of the outstanding shares of our common stock. We expect the Merger Transaction will be completed in the first half of 2025, and as such, it is not included in our going concern assessment.
Based on current forecasts, which assume continued cost-saving initiatives, continued deferment of certain payments to vendors, and continued collaborative engagement from Hercules, we expect our existing cash and cash equivalents will enable us to fund our operations into the second quarter of 2025 and through the closing of the Merger Transaction. If we do not complete the Merger Transaction within the expected timeframe, or at all, we will be at risk of liquidation or bankruptcy.
We have based our cash runway estimate on assumptions of revenues and operating costs that may prove to be wrong. Our cash runway estimate does not include use of our restricted cash, which as of December 31, 2024 was $43.6 million. In February 2025, $30.1 million of our restricted cash was released; the remaining $13.5 million of restricted cash is unlikely to be released in the near term. In addition, our future net product revenues will depend upon the demand for our products; the size of the markets for our products; our ability to achieve and maintain sufficient market acceptance, and adequate market share in those markets; reimbursement from third-party payers; and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, we may be unable to maintain operations into the second quarter of 2025 and through the closing of the Merger Transaction.
We have funded our operations principally from the sale of common stock in public offerings, the Loan Agreement, and the sale of the two PRVs. The following is a summary of recent financing transactions:
•In January 2023, we sold our second PRV for aggregate net proceeds of $92.9 million.
•In January 2023, we sold 1.2 million shares of common stock (inclusive of shares sold pursuant to an option to the underwriters in connection with the offering) in an underwritten public offering at a price of $120.00 per share for aggregate net proceeds of $130.5 million.
•In August 2023, we entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") to sell shares of our common stock up to $125.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. As of December 31, 2023, we have made no sales pursuant to the Sales Agreement.
•In December 2023, we sold 4.2 million shares of common stock in an underwritten public offering at a price of $30.00 per share for aggregate net proceeds of $118.1 million.
•In March 2024, we entered into the Loan Agreement for up to $175.0 million in debt financing.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	Year ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(260,020)	$(235,046)
Net cash provided by investing activities	3,897	154,950
Net cash provided by financing activities	87,469	196,248
Increase (decrease) in cash, cash equivalents and restricted cash	$(168,654)	$116,152
Operating Activities. The net cash used in operating activities was $260.0 million for the year ended December 31, 2024 and primarily consisted of a net loss of $240.7 million, change in net working capital of $130.0 million, adjusted for non-cash items of $110.7 million, which is primarily driven by depreciation and amortization of $61.2 million, non-cash items related to operating leases of $24.2 million, stock-based compensation of $13.7 million, and the recognition of a reserve for excess inventories of $10.9 million.
The net cash used in operating activities was $235.0 million for the year ended December 31, 2023 and primarily consisted of a net loss of $211.9 million, change in net working capital of $49.7 million, adjusted for non-cash items of $26.6 million, which is primarily driven by non-cash items related to operating leases of $29.8 million, depreciation and amortization of $28.5 million, non-cash items related to finance leases of $21.2 million, stock-based compensation of $19.4 million, the recognition of a reserve for excess inventories of $15.4 million, and proceeds from factoring arrangement of accounts receivable of $5.0 million, offset by a gain from the sale of priority review voucher of $92.9 million.

Investing Activities. Net cash provided by investing activities for the year ended December 31, 2024 was $3.9 million and was primarily due to proceeds from previously transferred invoices pursuant to our factoring agreement of $6.5 million offset by the purchase of $2.6 million of property, plant and equipment.
Net cash provided by investing activities for the year ended December 31, 2023 was $155.0 million and was primarily due to proceeds from the maturities of available-for-sale marketable securities of $108.5 million, sale of priority review voucher of $92.9 million, and proceeds from sales of marketable securities of $5.9 million, offset by the purchase of $43.3 million of marketable securities, $4.2 million of property, plant and equipment and the capitalization of two FDA approval milestones related to SKYSONA and ZYNTEGLO of $4.9 million.
Financing Activities: Net cash provided by financing activities for the year ended December 31, 2024 was $87.5 million and was primarily due to proceeds from the issuance of debt and warrants, net of issuance costs of $71.4 million, and proceeds from factoring arrangement of $102.0 million, offset by $86.0 million in principal payments on finance leases.
Net cash provided by financing activities for the year ended December 31, 2023, was $196.2 million and was primarily due to proceeds from the secondary public offering, net of issuance costs of $248.2 million and proceeds from factoring arrangement of $2.5 million, offset by offset by $54.4 million in principal payments on finance leases.
Contractual Obligations and Commitments
Operating lease commitments
50 Binney Street sublease & sub-sublease
In April 2019, we entered into a sublease agreement with Aventis, Inc. for office space located at 50 Binney Street in Cambridge, Massachusetts (the "50 Binney Street Sublease") to supplement our then-current corporate headquarters located at 60 Binney Street in Cambridge, Massachusetts. Under the terms of the 50 Binney Street Sublease, we leased 267,278 square feet of office space for $99.95 per square foot, or $26.7 million per year in base rent subject to certain operating expenses, taxes and annual rent increases of approximately 3%. The lease commenced in April 2022. Upon signing the 50 Binney Street Sublease, we executed a $40.1 million cash-collateralized letter of credit. The $40.1 million of cash collateralizing the letter of credit is classified as restricted cash and other non-current assets on our consolidated balance sheets as of December 31, 2024. Refer to Note 21, Subsequent Events, for further information on changes to the Company's letter of credit activity after December 31, 2024.
In December 2021, we entered into a sub-sublease agreement (the "Sub-Sublease") with Meta Platforms. Inc. ("Meta"). Under the terms of the Sub-Sublease, we subleased the entirety of the 50 Binney Street premises which we had rights to under the 50 Binney Street Sublease. We sub-subleased the premises for $29.4 million in the first year (inclusive of parking costs) with 3% annual increases in each subsequent year. Meta received access to 50 Binney Street at the lease commencement date, which is the same point that we received access under the 50 Binney Street Sublease. As of December 31, 2024, we remained liable under the 50 Binney Street Sublease, including for the maintenance of the $40.1 million collateralized letter of credit. The Company recognized monthly sublease income of $2.6 million in other income, net for the sub-subleased space.
In February 2025, we terminated the 50 Binney Street Sublease and the Sub-Sublease. In connection with the termination, we amended the $40.1 million collateralized letter of credit to reduce the amount thereunder to $10 million. The reduced letter of credit will remain in place until the earlier of: (i) the termination of the prime lease between the 50 Binney Street landlord and Aventis. Inc. or (ii) December 21, 2030. Refer to Note 21, Subsequent Events, for further information.
Assembly Row lease
In November 2021, we entered into a lease agreement with Assembly Row 5B, LLC ("Landlord") for office space located at 455 Grand Union Boulevard in Somerville, Massachusetts to serve as our corporate headquarters. Under the terms of the arrangement, we lease approximately 61,180 square feet starting at an annual rate of $45 per square foot, subject to annual increases of 2.5%, plus operating expenses and taxes. In addition, we are eligible to receive a tenant work allowance of $160 per rentable square foot of the premises. The lease commenced on March 1, 2022.
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

In June 2016, we entered into a manufacturing agreement for the future commercial production of our ZYNTEGLO and SKYSONA drug products with a CMO. Under this 12-year agreement, the CMO will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. From 2016 through March 2018, while the suites were under construction, we paid a total of $12.0 million in contractual milestone payments. Construction was completed in March 2018, and beginning in April 2018 we paid $5.1 million per year in fixed suite reservation fees and certain fixed labor, raw materials, testing and shipping costs for manufacturing services. We may terminate this agreement at any time upon payment of a one-time termination fee and up to 24 months of slot fees and 12 months of labor fees. We concluded that this agreement contains an embedded lease as the suites are designated for our exclusive use during the agreement's term, that we were not the deemed owner during construction, and the lease was not a capital lease under ASC 840-10, Leases – Overall. As a result, we initially accounted for the agreement as an operating lease under ASC 840 and recognized straight-line rent expense over the non-cancellable term of the embedded lease. As part of our adoption of ASC 842, effective January 1, 2019, we carried forward the existing lease classification under ASC 840. The lease was modified and reclassified as a finance lease as of March 2019. In September 2023, we amended our agreement with the CMO to change the fee structure in the arrangement from a fixed suite reservation fee to a fixed slot manufacturing fee. In addition, separate from the suite and existing equipment, we also have a forward starting embedded equipment lease that has not yet commenced. As the CMO is required to provide operational equipment throughout the contract term, the forward starting lease was established to account for the equipment that the CMO is obligated to lease to us in the future once the current equipment reaches the end of its useful life and the lease expires. This forward starting lease is expected to commence in 2025 with an initial lease term of three years and has fixed commitments of approximately $60.1 million. We have prepaid approximately $3.7 million, which is accounted for as prepaid asset on the Company's balance sheet that would adjust the right-of-use asset when the forward starting embedded equipment lease commences in 2025. The lease has been subsequently modified based on changes in the delivery of non-lease component services, which have been combined with lease components under our accounting policy.
During July 2020, we amended an existing CMO arrangement to reserve additional manufacturing capacity for LYFGENIA. We concluded that this amendment contains an embedded lease as a controlled environment room at the facility is designated for our exclusive use during the term of the agreement, with the option to sublease the space if we provide notice that we will not utilize it for a specified duration of time. Under the amended agreement, we are required to pay up to $5.4 million per year in maintenance fees in addition to the cost of any services provided and may terminate this agreement with eighteen months' notice. The term of the agreement is five years, with the option to extend. When the additional manufacturing capacity became available that served as lease commencement in March 2021, we classified the embedded lease as a finance lease.
In February 2021, we amended an agreement to reserve additional manufacturing capacity. We concluded that this amended agreement contains an embedded lease as a controlled environment room at the facility is designated for our exclusive use during the agreement's term. Under the amended agreement, we must pay $4.2 million per year in maintenance fees and per-batch fees for the cost of any services provided. Either party may terminate this agreement with eighteen months' notice at any time or with eight months' notice after defined milestones in the agreement have been met. The term of the agreement is five years, with the option to extend. The lease commenced in November 2021 when the suites became available, and upon commencement we classified it as finance lease. The lease has been subsequently modified based on changes in the delivery of non-lease component services, which have been combined with lease components under our accounting policy.
In August 2022, we amended an agreement to reserve additional controlled environmental rooms. We concluded this amended agreement contains an embedded finance lease as the controlled environment room at the facility is designated for our exclusive use during the agreement's term. Under this amended agreement, an existing deposit of $10.8 million was applied towards the monthly lease payments through September 2023. The term of the agreement was 14 months, with an option to extend. We exercised the extension option to extend through December 31, 2023, and subsequently extended the agreement for an additional 14 months into March 2025.
In October 2024, we amended the CMO arrangement to include the delivery of additional non-lease component services, which have been combined with lease components under our accounting policy. These non-lease component services are expected to be completed in July 2025, which extended the lease term through July 2025 for certain of the lease components related to this CMO arrangement.

Drug Substance Manufacturing
In November 2017, we entered a commercial manufacturing services agreement with a CMO to establish commercial production of our suspension vector. We concluded this agreement contained an embedded finance lease when production commenced in the new facility in 2019 as we have dedicated suite space and reserved production capacity at a rate that allows us to take more than substantially all the capacity of certain manufacturing space and equipment within the facility. Under the agreement, we are required to pay capacity reservation fees, minimum purchase commitment fees, and milestone fees for achievement of certain activities. In addition, we prepaid approximately €13.5 million between 2018 and 2019 towards certain milestone payments and in exchange for production credits. As of December 31, 2021, those credits have been fully used. We modified the lease to extend its term in October 2022, April 2023, October 2023, and in March 2024, which extended the lease term to end in September 2024. In September 2024, we entered into a 5-year master contract services agreement ("MCSA") with the CMO. The MCSA does not grant us an additional right of use, thus, the MCSA is not a separate contract. The MCSA is accounted for as a lease modification as it effectively requires the vendor to perform additional services incremental to the terms of the existing agreement by extending the lease term, in addition to changes in the delivery of non-lease component services, which have been combined with lease components under our accounting policy.
In January 2018, we entered a clinical and commercial supply agreement with a CMO to manufacture ZYNTEGLO and SKYSONA vector products. We concluded this agreement contained an embedded finance lease. We agreed to wind down manufacturing activities with the CMO originally in December 2021. In December 2022, we reestablished this manufacturing agreement and concluded the revised arrangement contains an embedded finance lease as we are using the entire capacity of a manufacturing suite at the facility. The original term of the agreement was three years and required us to pay suite reservation fees of $13.5 million in 2023 and $18.0 million per year in 2024 and 2025, in addition to the cost of any services provided. The lease has been subsequently modified based on changes in the delivery of non-lease component services, which have been combined with lease components under our accounting policy. In August 2024, we provided notice to this CMO of our intention to wind down adherent LVV manufacturing for ZYNTEGLO and SKYSONA, as we pursue alternative manufacturing methods and plans for LVV for these products. The CMO will continue to manufacture LVV for approximately twelve months (through August 2025) pursuant to the notice period under the applicable work order and the Clinical and Commercial Supply Agreement remains in place. Additionally, the terms were modified to reduce the suite reservation fees to $12.0 million in 2025.
Quality Testing
In 2018, we entered a MCSA with a CTO to provide clinical development services (other than manufacturing services). The original MCSA expired in June 2020 but was reinstated through December 2024 under the amendment of the MCSA effective in April 2021. In December 2024, the MCSA was extended to June 2025. However, the lease term ends December 2026 due to reserved capacity commitments. We concluded this agreement contained an embedded finance lease as we had certain lab suites implicitly dedicated to us for various clinical testing procedures. We are required to pay the fixed price outlined in each of the various work orders covering quality, stability and other services. The lease has been subsequently modified based on changes in the delivery of non-lease component services, which have been combined with lease components under our accounting policy.
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
Based on our development plans as of December 31, 2024, we may be obligated to make future development, regulatory and commercial milestone payments and royalty payments on future sales of specified products associated with our collaboration and license agreements. Payments under these agreements generally become due and payable upon the achievement of such milestones or sales. Because the achievement of these milestones or sales had not occurred as of December 31, 2024, such contingencies have not been recorded in our financial statements. Amounts related to contingent milestone payments and sales-based royalties are not yet considered contractual obligations as they are contingent upon success.
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
•Under a license agreement with Institut Pasteur pursuant to which we license certain patents for use in ex vivo gene therapy, we are required to make payments per product covered by the in-licensed intellectual property upon the achievement of development and regulatory milestones, depending on the indication and the method of treatment. The maximum aggregate payments we may be obligated to pay for each of these milestone categories per product is €0.7 and €3.5 million, respectively. To date, we have paid €0.9 million pursuant to the terms of such license arrangement, and we may be obligated to pay up to €0.3 million for future milestones. We are also required to pay a royalty on net sales of products covered by the in-licensed intellectual property in the low single digits, which varies slightly depending on the indication of the product. We have the right to sublicense our rights under this agreement, and we will be required to pay a percentage of such license income varying from the low single digits to mid-range double digits depending on the nature of the sublicense and stage of development. We are required to make an annual maintenance payment, which is offset by royalty payments on a year-by-year basis.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of December 31, 2024 and 2023, we had cash and cash equivalents of $62.3 million and $221.8 million, respectively, primarily held in cash and money market accounts at multiple banking and asset management institutions. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2024 due to the material weakness described below.
In connection with the Company’s preparation of its financial statements for the year ended December 31, 2023 and the restatement, the Company identified a material weakness in its internal control over financial reporting, which failed to prevent or detect the identified misstatements requiring restatement.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Our management concluded that a material weakness still existed as of December 31, 2024, and in prior periods, with respect to the design and operating effectiveness of the Company’s controls over the accounting for arrangements that contain a lease. Specifically, as previously disclosed, the Company did not: (i) design controls to properly apply the Company's accounting policy to combine lease and non-lease components in lease arrangements, including embedded leases, (ii) operate controls to review the identification of leases and lease elements and accounting for lease arrangements, including embedded leases and lease modifications, by individuals with appropriate knowledge and competency, and (iii) operate controls to review the accounting for embedded leases with contract manufacturing organizations and contract testing organizations by individuals with appropriate knowledge and competency to determine the appropriate lease classification, presentation and commencement date.
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
Remediation Plan
Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness above, management has begun to take comprehensive actions to remediate the material weakness in internal control over financial reporting, including:
•reassessing and enhancing the design of existing internal controls over lease accounting and has begun to design and implement new and modified internal controls to ensure that financial statement assertion level risks (e.g. valuation, completeness, accuracy, presentation and disclosure) related to leases are addressed;
•strengthening the lease accounting technical knowledge and experience within the Company's accounting function to enhance the oversight of the processes related to accounting for leases and arrangements that could contain embedded leases or lease modifications;
•conduct ongoing training for individuals responsible for performing and reviewing the accounting and presentation for leases and arrangements with contract manufacturing and contract testing organizations which could contain embedded leases or modifications.
The remediation plan includes a number of enhanced activities that reflect a continuation of activities the Company has started to undertake during the 2023 financial close process, which, due to the delayed filing of its 2023 financial statements, had started during the third quarter of 2024. We believe that the actions outlined above will remediate the material weakness once a sufficient period of time has passed for management to conclude, through testing, that these controls are operating effectively. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the material weakness expeditiously.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weakness and corresponding remediation procedures described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K
None.
(b) Insider Trading Arrangement and Policies.
During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age and position of each of our executive officers and directors.

Name	Age	Position(s)
Executive Officers:
Andrew Obenshain	51	President, Chief Executive Officer and Director (Principal Executive Officer)
O. James Sterling	54	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Richard A. Colvin, M.D., Ph.D.	58	Chief Medical Officer
Thomas J. Klima	53	Chief Commercial and Operating Officer
Joseph Vittiglio	53	Chief Legal and Business Officer
Non-Employee Directors:
Mark Vachon (1) (2)	66	Chair of the Board of Directors
John O. Agwunobi, M.D. (1) (3)	60	Director
Michael Cloonan	54	Director
Charlotte Jones-Burton, M.D., M.S. (3)	51	Director
Elisabeth Leiderman, M.D. (1) (2)	48	Director
Nick Leschly	52	Director
Richard Paulson	57	Director
Najoh Tita-Reid (2) (3)	52	Director

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
Richard A. Colvin, M.D., Ph.D. – Dr. Colvin joined bluebird bio in October 2018 and has served as our Chief Medical Officer since October 2022. Previously, Dr. Colvin was our interim Chief Medical Officer from March 2021 through September 2022 and our Vice President and head of severe genetic diseases clinical research and development from January 2020 to March 2021. Dr. Colvin is on faculty at Harvard Medical School and also sees patients at the Infectious Diseases Clinic at Massachusetts General Hospital Chelsea Health Care Center. Prior to joining bluebird, Dr. Colvin was an executive director in translational medicine at Novartis, where he led anti-infective drug development programs for the treatment of patients with certain infections from 2014 to 2018. Previously, Dr. Colvin completed his clinical and research fellowships in the Mass General Brigham Infectious Diseases Program and completed his internship and residency at the Brigham and Women’s

Hospital. Dr. Colvin received his M.D. and Ph.D. from Duke University School of Medicine and his B.S. in Biology from Cornell University.
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
Non-Employee Directors
Mark Vachon – Mr. Vachon has served on our Board since 2014. He spent over 30 years at General Electric in a range of senior leadership roles, becoming a company officer in 1999 and a member of GE’s Corporate Executive Council. His leadership included serving as President and CEO of GE Healthcare Americas (2009–2010) and President and CEO of Global Diagnostics Imaging, GE Healthcare (2006–2009). Prior to that, he was Executive Vice President and CFO of GE Healthcare (2003–2006). Mr. Vachon currently serves on the boards of Beacon Mobility and Panoramic Health. He holds a B.S. in Finance from Northeastern University and an M.A. from Boston College. With deep expertise in corporate leadership, finance, and global healthcare operations, he brings valuable strategic and financial insights to the Board. Additionally, he is recognized as an “audit committee financial expert.”
John O. Agwunobi, M.D. – Dr. Agwunobi has served on our Board since 2017. He was Chief Executive Officer and Chairman of the Board of Herbalife Nutrition Inc. from 2020 to 2022. Previously, Dr. Agwunobi served as Co-President of Herbalife from May 2018 to 2020. He also served as Chief Health and Nutrition Officer at Herbalife, responsible for training, education, science strategy and product development from 2016 to 2018. Prior to joining Herbalife, Dr. Agwunobi was an independent consultant, advising a number of privately-held health-related companies, including serving as an advisory board member of Shopko Stores Operating Co., LLC on behalf of the private equity firm Sun Capital Partners. From September 2007 to April 2014, Dr. Agwunobi served as Senior Vice President and President of Health and Wellness for Wal-Mart (NYSE: WMT) in the United States where he grew the business and provided insight and advice on the company’s health reform position. From December 2005 to September 2007, he served as the Assistant Secretary of Health for the U.S. Department of Health and Human Services, where he was responsible for disease prevention and health promotion. His responsibilities included the oversight of the Centers for Disease Control, National Institute of Health, the U.S. Food and Drug Administration, the Office of the U.S. Surgeon General, and numerous other public health offices and programs. Dr. Agwunobi also serves on the Board of the Ensign Group, Inc. and is a member of the Audit Committee and the Quality Assurance Committee as well as the Board of the U.S. African Development Foundation and is a member of the Audit Committee. Dr. Agwunobi has significant experience as a senior executive and board member in the health and wellness field. In addition, he has deep expertise in public health programs and governmental agencies relevant to the healthcare industry, from his prior service and experience with the public sector. The insights he has developed from these roles provides our Board with important perspectives on the issues facing our company.
Michael Cloonan – Mr. Cloonan has served on our Board since 2024. Since May 2021, Mr. Cloonan has served as President and Chief Executive Officer at Sionna Therapeutics and a member of its Board of Directors, where he leads company strategy and operations. From May 2017 to April 2021, Mr. Cloonan served first as the Chief Business Officer and then as Chief Operating Officer at Sage Therapeutics, where he led all business functions (commercial, medical affairs, government affairs, business development, technical operations, strategy and program management) as well as general and administrative functions. Prior to Sage, Mr. Cloonan served in various business and commercial roles at Biogen for fourteen years, including most recently as Senior Vice President, U.S. Commercial, where he was the general manager of the multi-billion-dollar multiple sclerosis, hemophilia, and spinal muscular atrophy franchises. Prior to Biogen, Mr. Cloonan worked at Bain & Company as a consultant specializing in healthcare. Mr. Cloonan earned his M.B.A. from the Darden Graduate School of Business Administration at the University of Virginia and a B.A. from College of the Holy Cross. Mr. Cloonan has extensive operating experience gained from serving as President and Chief Executive Officer at Sionna and leadership roles at Sage and Biogen.
Charlotte Jones-Burton, M.D., M.S. – Dr. Jones-Burton has served on our Board since 2022. Since May 2024, Dr. Jones-Burton has been Director and Head of Life Science Product Development and Strategy at 2Flo Ventures, an emerging venture capital firm and startup studio focused on the discovery, development, and commercialization of healthcare solutions. From January 2022 to November 2023, Dr. Jones-Burton served as Senior Vice President, Product Development and Strategy at Chinook Therapeutics, a clinical-stage biotechnology company discovering, developing and commercializing precision medicines for rare, severe kidney diseases. Prior to her role at Chinook Therapeutics she was VP, Global Clinical Development Head, Nephrology at Otsuka Pharmaceutical Development & Commercialization, Inc. from September 2019 to December 2021. From October 2016 until September 2019, Dr. Jones-Burton held various positions at Bristol-Myers Squibb Company with increasing responsibilities, most recently as Executive Director, Full Development Team Leader of Cardiovascular, Anti-Thrombosis. Prior to that, Dr. Jones-Burton was with Merck & Co. from 2007 to May 2011. With more than 20 years of experience as a clinical development leader, internal medicine and nephrology physician and academician, Dr. Jones-Burton is dedicated to creating healthier communities through drug development, patient advocacy and people engagement. Dr. Jones-Burton is also active in numerous professional associations and organizations and founded Women of Color in Pharma (WOCIP), a non-profit professional society focused women of color in the pharmaceutical industry. Dr. Jones-Burton also servbes as a member of the American Kidney Fund and as an advisor for the BOW Collective. Dr. Jones-Burton earned a medical degree and Master of Science degree in Epidemiology and Preventive Medicine, with a concentration in Clinical Research, from the University of Maryland School of Medicine. Dr. Jones-Burton's postgraduate training included an internal medicine residency and a nephrology fellowship at the University of Maryland Medical Systems. Dr. Jones-Burton has extensive experience as an executive in the pharmaceutical industry in drug development, physician and patient engagement and advocacy. The insights she has developed in her work, together with her involvement in professional service organizations, also provide her with important perspectives on the issues facing our company in the development and potential commercialization of our therapies, as well as matters of diversity, equity and inclusion.
Elisabeth Leiderman, M.D. – Dr. Leiderman has served on our Board since 2021. Since June 2024, Dr. Leiderman has been Chief Financial Officer and Corporate Development Officer at Dewpoint Therapeutics, a biotechnology company applying biomolecular condensates to drug discovery. From October 2022 to November 2023, Dr. Leiderman served as Chief Financial Officer and Chief Business Officer at Atsena Therapeutics, a clinical-stage gene therapy company. Before joining Atsena, from September 2020 to October 2022, Dr. Leiderman was Chief Financial Officer and Head of Corporate Development and Corporate Secretary at Decibel Therapeutics, a clinical stage biotechnology company developing novel gene therapeutics for restoration of hearing loss and balance disorders. From January 2020 to August 2020, Dr. Leiderman served as Chief Business Officer for Complexa, Inc., a clinical stage biopharmaceutical company focused on life-threatening fibrosis and inflammatory diseases. Prior to Complexa, Dr. Leiderman was Senior Vice President, Head of Corporate Development at Fortress Biotech from November 2016 to November 2019. Earlier in her career from 2007 to 2016, Dr. Leiderman developed her transaction and capital markets expertise in the healthcare investment banking groups at Nomura, Credit Suisse, Jefferies and UBS. Dr. Leiderman began her career in medical affairs at AstraZeneca, where she analyzed product and industry trends related to the central nervous system. Since December 2023, Dr. Leiderman has served on the Board of Directors of Autolus Therapeutics and is a member of the Audit Committee. Dr. Leiderman earned an M.D. from the American Medical Program at Tel Aviv University, an M.B.A. from The Wharton School at the University of Pennsylvania and a B.A. from The University of Pennsylvania. Dr. Leiderman has over 20 years of experience in finance, strategy and business development in the life sciences industry. She is an "audit committee financial expert" with particular experience in matters faced by the audit committee of a life sciences company.
Nick Leschly – Mr. Leschly has served on our Board since 2010. He is Chairman of the Board of 2seventy bio, Inc., a cell and gene therapy company, and from November 2021 to March 2024, Mr. Leschly served as its Chief Executive Officer. Mr. Leschly previously served as bluebird's President and Chief Executive Officer from October 2010 to November 2021. From 2017 to 2025, Mr. Leschly served on the Board of Directors of Synlogic Therapeutics and was a member of the Compensation Committee from 2019 to 2025. Formerly a partner of Third Rock Ventures, L.P. since its founding in 2007 until 2010, Mr. Leschly played an integral role in the overall formation, development and business strategy of several of Third Rock’s portfolio companies, including Agios Pharmaceuticals, Inc. and Edimer Pharmaceuticals, Inc. Prior to joining Third Rock, he worked at Millennium Pharmaceuticals, Inc. (now a subsidiary of Takeda), leading several early-stage drug development programs and served as the product and alliance leader for VELCADE. Mr. Leschly also founded and served as Chief Executive Officer of MedXtend Corporation. He received his B.S. in molecular biology from Princeton University and his M.B.A. from The

Wharton School of the University of Pennsylvania. Mr. Leschly has deep operating and historical experience with our Company gained from serving as our President, Chief Executive Officer and member of the Board. In addition, Mr. Leschly also has significant experience in the venture capital industry and drug research and development.
Richard Paulson – Mr. Paulson has served on our Board since 2023. Since 2021, Mr. Paulson has been President and Chief Executive Officer at Karyopharm Therapeutics, a commercial-stage pharmaceutical company, and has served as a member of its Board of Directors since 2020. Previously, Mr. Paulson was Executive Vice President of Ipsen Pharmaceuticals and Chief Executive Officer of Ipsen North America from 2018 to 2021 where he focused on innovative therapies and specialty care for oncology, neuroscience and rare diseases. Before joining Ipsen, Mr. Paulson work at Amgen for 10 years holding various leadership positions across Europe and North America. Mr. Paulson received his M.B.A. from the University of Toronto and his B.Com in marketing and finance from the University of Saskatchewan. Mr. Paulson has deep operating experience gained from serving as President, Chief Executive Officer and Director at Karyopharm and leadership roles at Ipsen and Amgen. Mr. Paulson also has significant experience in sales, marketing, and market access in the biotechnology and pharmaceutical fields.
Najoh Tita-Reid – Ms. Tita-Reid has served on our Board since 2021. Since November 2023, Ms. Tita-Reid has served as Chief Brand and Experience Officer at Mars Petcare, to lead brand, experience, digitalization and technology to drive business transformation. From 2020 to 2023, Ms. Tita-Reid led global marketing as Global Chief Marketing Officer for Logitech, a global manufacturer of computer peripherals, software and services. Also at Logitech, she previously held the roles of Global Commercial Marketing Head, where she developed the first global commercial organization, and leader of the Global Marketing Reinvention team. Previously, Ms. Tita-Reid served as Global Chief Marketing Officer and Executive Board Member for Hero-AG, a family-run healthy food company. In this role, she developed the organization’s marketing function and brand strategy and built the first global innovation pipeline while overseeing the R&D, innovation, sustainability and quality functions. Prior to Hero-AG, Ms. Tita-Reid held leadership positions at Bayer PLC, where she served as Vice President-Country Division Head for Consumer Care in the UK and Ireland, and at Merck & Co, Inc., where she served in various roles, including General Manager for Western Europe. Earlier in her career, Ms. Tita-Reid spent 19 years at Procter & Gamble, where she managed a number of multi-billion dollar consumer brands in the baby and feminine care categories, spearheaded multi-cultural marketing strategy across 15 billion-dollar brands, and led the multi-brand business unit for Hispanic and African American consumers. During her tenure, Ms. Tita-Reid trained and developed the P&G marketing function on ethnic marketing and created breakthrough marketing strategies. Ms. Tita-Reid graduated with a Bachelor of Arts from Spelman College and holds an M.B.A. from Fuqua School of Business at Duke University. Ms. Tita-Reid has extensive experience as a multi-faceted executive with global marketing expertise, she has a record of strategic and operational ingenuity and transformation across complex organizations and a breadth of experience across the US and Europe.
Family Relationships
There are no family relationships among any of our executive officers or directors.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees, including our President and Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, and Controller (or persons performing an equivalent function). We provide mandatory online training for our employees with respect to the Code of Business Conduct and Ethics on an annual basis to ensure understanding and the importance of adhering to such guidelines. A copy of our Code of Business Conduct and Ethics may be accessed free of charge by visiting the Company’s website at www.bluebirdbio.com and going to the Investors & Media—Corporate Governance section or by requesting a copy in writing to Joseph Vittiglio, Secretary, at our Somerville, Massachusetts office. We intend to post on our website any amendment to, or waiver under, a provision of the Code of Business Conduct and Ethics that applies to our President and Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer, or Controller (or persons performing an equivalent function) within four business days following the date of such amendment or waiver. The information on our website is not incorporated by reference herein.
Insider Trading Policy
We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities by directors, officers, and employees. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

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
Item 11. Executive Compensation
This section discusses the material components of the executive compensation program for our current and former executive officers who are named in the 2024 Summary Compensation Table below. In 2024, our “named executive officers” and their positions were as follows:

•Andrew Obenshain, President and Chief Executive Officer;
•Thomas J. Klima, Chief Commercial and Operating Officer; and
•Joseph Vittiglio, Chief Legal and Business Officer

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by and paid during the fiscal years ended December 31, 2024 and December 31, 2023 for each of our named executive officers.

Name and Principal Position	Year		Salary ($)	Bonus ($)(1)	Option Awards ($) (2)	Stock Awards ($) (2)	Non-equity incentive plan compensation ($) (3)	All other compensation ($) (4)	Total ($)
Andrew Obenshain	2024		729,085	—	753,977	324,935	—	17,520	1,825,517
Chief Executive Officer	2023		681,657	—	1,142,440	863,590	348,024	13,470	3,049,181
Thomas J. Klima	2024		510,404	—	230,817	91,975	—	17,520	850,716
Chief Commercial and Operating Officer	2023		479,615	—	371,800	281,050	183,600	13,470	1,329,535
Joseph Vittiglio	2024	441,346	481,973	75,000	230,817	91,975	—	17,520	897,285
Chief Legal and Business Officer
(1)    Amount represents the portion of Mr. Vittiglio's sign-on bonus that was payable to him in 2024.
(2)    The amounts reported in the Option Awards and Stock Awards columns above represent the aggregate grant date fair value of the stock options and restricted stock units granted to such named executive officers during 2023 and 2024 as computed in accordance with FASB ASC 718, not including any estimates of forfeitures related to service-based vesting conditions. See note 16 of Notes to Consolidated Financial Statements elsewhere in this Annual Report for a discussion of assumptions made by the Company in determining the aggregate grant date fair value of our stock option and restricted stock unit awards. Note that the amounts reported in these columns reflect the accounting cost for these stock options and restricted stock units, and do not correspond to the actual economic value that may be received by the named executive officers from the stock options and restricted stock units. We also granted performance-based restricted stock unit awards to Mr. Obenshain in 2023 and 2024, and to Mr. Vittiglio and Mr. Klima in 2024. The grant date fair value computed in accordance with FASB ASC 718 of these awards based on probable outcome as of the grant date is equal to their maximum grant date fair values.
(3)    Amounts represent cash payment under our annual cash incentive program earned in respect of 2023, based on achievement of performance goals. No bonus amounts under the cash incentive program were approved for 2024. Please see the description of the annual cash incentive program under which bonuses were paid to the named executive officers in the "Annual Incentive Program" section below.

(4)    Amounts represent employer matching contributions to the executive’s 401(k) plan account and certain other employee fringe benefits.

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
In December of 2023, our Compensation Committee reviewed the compensation for our Chief Executive Officer and each of our other named executive officers. With respect to Mr. Obenshain, our Compensation Committee reviewed his overall compensation and determined to increase his annual base salary for 2024 from $682,400 to $730,000. This determination was based on his critical role at the Company, market conditions, company performance throughout 2023 in meeting key milestones and objectives, as well as consideration of the critical upcoming execution and risk inflection points throughout 2024. The Compensation Committee also approved merit increases in base salary for each of our other named executive officers serving at that time based on several factors including the Company's performance against the 2023 company goals, and each named executive officer's achievement of individual goals in 2023, as well as a consideration of the market conditions and a comparison of the executives' base salaries to similarly situated executives in our peer group. The table below sets forth the adjustments to the base salary, in dollars and as a percentage, for each of our named executive officers:

Name	2023 Base Salary ($)	2024 Base Salary ($)	Aggregate Increase (%)
Andrew Obenshain	682,400	730,000	7.0
Thomas J. Klima	480,000	511,000	6.5
Joseph Vittiglio	450,000	482,600	7.2

Annual Incentive Program
In early 2024, our Board approved the Company's corporate goals for 2024. Consistent with past practice, the Company's annual incentive program for 2024 was structured based on Company-wide achievement of the Company's corporate goals and our employees' achievement of their individual goals during 2024. For 2024, our employees, including our named executive officers, had the opportunity to earn cash incentive awards calculated as a percentage of pre-established bonus targets based on the Company's performance against the Company's corporate goals (based on drug delivery and manufacturing targets, financial progress, and employee engagement) and/or such employee's individual performance against their own pre-established individual goals.
For fiscal year 2024, the incentive award for our Chief Executive Officer was based 100% on the Company's performance against the corporate goals and the award for our other named executive officers was based 80% on the Company's performance against the corporate goals and 20% on such named executive officer's performance against their individual goals. Our Compensation Committee, however, reserves the discretion to adjust upward or downward any cash incentive award as it deems appropriate, provided that bonuses are capped at 150% of target amounts.
Given the Company's performance and financial position, the Compensation Committee has not approved bonus payments pursuant to the Company's annual incentive program for the fiscal year 2024.
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
As part of the ongoing review of our compensation strategy and practices, the Compensation Committee determines the appropriate mix of the type of equity awards, based in part on recommendations from Aon, its independent compensation consultant. Because of the volatility of our stock price in relation to when equity grants are made, our equity compensation guidelines set forth aggregate grant targets reflecting stock options plus restricted stock units based on number of shares (rather than value of the equity grants), and these guidelines are developed based on and in reference to our equity grant data for our peer companies. The target mix for annual long-term incentive equity grants to our executive officers is generally split approximately one-half in stock options and one-half in restricted stock units (including performance-based restricted stock units). Since 2021, our Chief Executive Officer has received a portion of his restricted stock units as performance-based restricted stock units and in 2024, all of our executives received a portion of their restricted stock units as performance-based restricted stock units. The Compensation Committee believes that this deliberate mix of equity ensures that compensation remains tied to stock performance and promotes retention. The Compensation Committee may adjust the mix of award types or approve different award types as part of the overall compensation strategy. Awards made in connection with a new, extended or expanded employment relationship may involve a different mix of equity awards, depending on the Compensation Committee’s assessment of the total compensation package being offered.
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
2024 Equity Awards
In 2024, we granted each of our named executive officers a performance-based restricted stock unit award, to further align such officer's compensation with stockholder interests and company performance (the "2024 Performance-Based RSU Awards"). Each named executive officer's 2024 Performance-Based RSU Award is earned based on total shareholder return compared to a selected group of companies that are considered relevant peers across business segment and size metrics, with a focus on industry classifications, revenue, and market capitalization, and which was developed in consultation with Aon (our "Named Peer Group"). The multiplier used to determine the number of earned restricted stock units could range between 0% and 200%, with a threshold achievement level at -25th percentile (as compared to the peer median) required to earn any restricted stock units, target achievement level equal to the peer median, and a ceiling achievement level at the +50th percentile (as compared to the peer median). The 2024 Performance-Based RSU Awards, to the extent earned, each vest in full on approximately the third anniversary of the grant date on the date performance achievement is certified by our Compensation Committee, subject to the grantee's continued service. Additionally, in connection with a sale event that occurs prior to the end of the performance period, a number of 2024 Performance-Based RSU Awards shall be earned and vested assuming that the applicable performance goals have been deemed to be achieved at the greater of target and actual level of performance. The target number of shares subject to the 2024 Performance-Based RSU Awards are as follows:

Name	2024 Performance-Based RSU Award
Andrew Obenshain	9,750
Thomas J. Klima	2,500
Joseph Vittiglio	2,500
Under the terms of the 2024 Performance Based-RSU Awards, the number of performance-based restricted stock units earned is calculated by multiplying the target number of performance-based restricted stock units by a performance multiplier.
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
In connection with the annual review of our named executive officers’ performance during 2023 and consistent with our compensation philosophy, in 2024 our Compensation Committee approved the annual long-term equity incentive awards granted to our named executive officers serving at that time as set forth in the table below:

	2024 Option Award		2024 RSU Award		2024 Performance-Based RSU Award
Name	# Shares	Grant date fair value	# Shares	Grant date fair value	Target # Shares	Grant Date Fair value
Andrew Obenshain	32,500	$753,977	6,500	$67,535	9,750	$128,700
Thomas J. Klima	9,950	$230,817	2,500	$25,975	2,500	$33,000
Joseph Vittiglio	9,950	$230,817	2,500	$25,975	2,500	$33,000
The grant date fair values of the awards presented above and shown in the Summary Compensation Table below were determined in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC), Topic 718.
Benefits and Other Compensation
Other compensation to our executives consists primarily of the broad-based benefits we provide to all full-time employees in the United States, including medical, dental and vision insurance, group life and disability insurance, an employee stock purchase plan and a 401(k) plan. Pursuant to our employee stock purchase plan, employees, including our named executive officers, have an opportunity to purchase our common stock at a discount on a tax-qualified basis through payroll deductions. The employee stock purchase plan is designed to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code. The purpose of the employee stock purchase plan is to encourage our employees, including our named executive officers, to become our stockholders and better align their interests with those of our other stockholders. Pursuant to our 401(k) plan, employees, including our named executive officers, may elect to defer a portion of their current compensation up to the statutorily prescribed annual limit (which was $23,000 in 2024), with additional salary deferrals not to exceed $30,500 available to those employees 50 years of age or older, and to have the amount of this deferral contributed to our 401(k) plan. We make discretionary matching contributions and other employer contributions on behalf of eligible employees under our 401(k) plan. For fiscal year 2024, we expect to match a portion of eligible employee contributions equal to 100% of the first 5% of eligible contributions pursuant to our 401(k) plan’s matching formula.
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
Outstanding Equity Awards at Fiscal Year End
The following table sets forth information concerning the outstanding equity awards held by each of the named executive officers as of December 31, 2024.

		Option Awards					Stock Awards
Name	Award Grant Date	Number of securities underlying unexercised options ((#) exercisable)	Number of securities underlying unexercised options (#) unexercisable)		Option exercise price ($/share)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Andrew Obenshain	12/1/2016	885	—		$684.00	12/1/2016
	2/1/2018	467	—		$2,044.80	2/1/2028
	2/1/2019	391	—		$1,341.20	2/1/2029
	3/2/2020	344	—		$735.60	3/2/2030
	11/2/2020	1,033	—		$529.00	11/2/2030
	2/16/2021	2,948	62	(2)	$283.40	2/16/2031
	2/16/2021						377	(3)	3,144
	8/2/2021	17,050	3,026	(4)	$255.20	8/2/2031
	8/2/2021						2,509	(5)	20,925
	2/1/2022	3,190	1,309	(6)	$156.00	2/1/2032
	2/1/2022						450	(7)	3,753
	2/1/2022									1,350	(8)	11,259
	3/1/2023	7,393	9,506	(6)	$102.20	3/1/2033
	3/1/2023						2,535	(7)	21,142
	3/1/2023									5,070	(8)	42,284
	3/1/2024	—	32,499	(6)	$31.30	3/1/2034
	9/30/2024						6,500	(7)	54,210
	9/30/2024									9,750	(8)	81,315

Thomas J. Klima	6/1/2021	4,500	518	(9)	$310.00	6/1/2031
	6/1/2021						627	(7)	5,229
	2/1/2022	1,770	729	(6)	$156.00	2/1/2032
	2/1/2022						625	(7)	5,213
	9/1/2022	619	480	(6)	$131.00	9/1/2032
	9/1/2022						275	(7)	2,294
	3/1/2023	2,406	3,093	(6)	$102.20	3/1/2033
	3/1/2023						2,063	(7)	17,205
	3/1/2024	—	9,949	(6)	$31.30	3/1/2034
	9/30/2024						2,500	(7)	20,850
	9/30/2024									2,500	(8)	20,850

Joseph Vittiglio	2/1/2023	2,292	2,707	(6)	$127.60	2/1/2033
	2/1/2023						1,875	(7)	15,638
	3/1/2024	—	9,949	(6)	$31.30	3/1/3034
	9/30/2024						2,500	(7)	20,850
	9/30/2024									2,500	(8)	20,850

(1)    All unvested stock options and restricted stock awards were granted under our 2013 Stock Option and Incentive Plan, 2023 Incentive Award Plan, or our 2021 Inducement Plan. The market value of restricted stock units that have not vested is based on the closing price of $8.34 per share for our common stock on December 31, 2024, as reported on the NASDAQ Global Select Market.
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
(4)    This performance-based option was earned based on performance criteria related to the separation of 2seventy bio. The shares underlying this option vest as follows: 25% vested on August 2, 2022, with the remainder of the shares vesting in equal monthly installments over the following three years through August 2, 2025, subject to the grantee's continued service with us through each applicable vesting date.
(5)    This performance-based restricted stock unit award was earned based on performance criteria related to the separation of 2seventy bio. The performance-based restricted stock unit vests in four equal annual installments of 25% starting on August 2, 2022 through August 2, 2025, subject to the grantee's continued service with us through each applicable vesting date.
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
(8)    These performance-based restricted stock unit awards are earned based on relative total shareholder return compared to a peer group of companies in the Standard & Poor Biotechnology Index and, to the extent earned, will vest approximately three years from the grant date, subject to the grantee's continued service with us on the applicable vesting date.
(9)    The shares underlying this option vest as follows: 25% vested on May 10, 2022, with the remainder of the shares vesting in equal monthly installments over the following three years through May 10, 2025, subject to the grantee's continued service with us through each applicable vesting date.
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
Joseph Vittiglio. We have entered into an employment agreement, effective as of January 1, 2023, with Mr. Vittiglio providing for his employment as the Company’s Chief Legal and Business Officer. Under his agreement Mr. Vittiglio is entitled to receive a base salary of $450,000 (which has been subsequently increased as described above), subject to adjustment at the discretion of the Compensation Committee. Mr. Vittiglio is also eligible for an annual cash incentive award targeted at 45% of his annual base salary. Mr. Vittiglio is eligible to participate in our employee benefit plans, subject to the terms of those plans.
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
Involuntary termination of employment in connection with a sale event
In addition, in the event that any of our named executive officers terminates his or her employment with us for good reason or his or her employment with us is terminated by us without "cause", in either case within 12 months following a “sale event” (as defined in the 2013 Stock Option and Incentive Plan (now referred to as a "change in control" under the 2023 Incentive Award Plan)), he will be entitled to receive the following payments and benefits (in lieu of the payments and benefits described above) upon the timely execution of a severance agreement, including a general release of claims:
•a lump sum cash payment equal to one times the sum of (1) the named executive officer’s then-current base salary (or base salary in effect immediately prior to the sale event, if higher) and (2) the named executive officer’s target annual cash incentive compensation; and
•if he elects to continue his or her group healthcare benefits, to the extent authorized by and consistent with COBRA, we will pay the named executive officer a monthly cash payment equal to the monthly employer contribution we would have made to provide him or her health insurance if he had remained employed by us until the earlier of (1) 12 months following the date of termination or (2) the end of the named executive officer’s COBRA health continuation period; and
•all stock options and other stock-based awards granted to the named executive officer after the date of his or her employment agreement will become fully exercisable and non-forfeitable as of the date of the named executive officer’s termination.
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
Based on these considerations, our Board has adopted a non-employee director compensation policy, which provides for annual cash retainers. The non-executive chair of our Board and the chair of each of our committees is entitled to greater compensation for his or her services than other members of our Board, which we believe is commensurate with the additional time commitment and additional responsibility required by the position held and is consistent with the compensation practices of our peer group companies. The table below sets forth the cash retainer applicable to our directors in 2024.

Annual cash retainers under the Non-Employee Director Compensation Policy	2024 Cash Retainer ($)
Board:
All non-employee members of the Board	$45,000
Additional retainer for non-executive chair of the Board	$35,000
Audit Committee:
Additional retainer for chair of the Audit Committee	$20,000
Additional retainer for other members of the Audit Committee	$10,000
Compensation Committee:
Additional retainer for chair of the Compensation Committee	$15,000
Additional retainer for other members of the Compensation Committee	$7,500
Nominating and Corporate Governance Committee:
Additional retainer for chair of the Nominating and Corporate Governance Committee	$10,000
Additional retainer for other members of the Nominating and Corporate Governance Committee	$5,000
In addition, under our non-employee director compensation policy, new members of our Board are eligible for an initial equity grant under our stock option plan. The initial equity grant takes the form of a grant of stock options and restricted stock units that vest in equal annual installments over a three-year period, subject to the non-employee director's continued service. In addition, on the date of the annual meeting of stockholders, each continuing non-employee director who has served on the Board for the previous six months will be eligible to receive an annual equity grant in the form of stock options and restricted stock units. These annual equity grants will vest in full upon the earlier of the first anniversary of the date of grant or the date of the following annual meeting of stockholders, subject to the non-employee director's continued service. The number of shares subject to the initial equity grants and the annual equity grants are summarized in the table below (as adjusted to reflect the reverse stock split). In the case of each initial equity grant and annual equity grant, the Board or Compensation Committee may exercise their discretion to provide for a different number of shares subject to equity awards in the event they determine a variation from the stated amount is warranted. All of the foregoing options are granted with an exercise price equal to the fair market value of our common stock on the date of grant. The number of equity grants under the policy applicable to our directors in 2024 is summarized below (as adjusted to reflect the reverse stock split).

Equity grants under the Non-Employee Director Compensation Policy	Stock options (# of shares)	Restricted Stock Units (# of shares)
Initial equity grant	3,738	1,867
Annual equity grant	2,492	1,245
The following table sets forth the compensation we paid to our non-employee directors during the year ended December 31, 2024. Other than as set forth in the table we did not pay any compensation, reimburse any expense of (other than reasonable out-of-pocket expenses to attend meetings of the Board or any committee), make any equity awards or non-equity awards to, or pay any other compensation to any of the other non-employee members of our Board in the year ended December 31, 2024. Mr. Obenshain, our current Chief Executive Officer, received no compensation for his service as a director, and, consequently, is not included in this table. The compensation received by Mr. Obenshain as an employee during the year ended December 31, 2024 is presented in the Summary Compensation Table above.

Name(1)	Fees earned or paid in cash($)		Stock awards($)(2)	Option awards($)(2)	Total($)
John O. Agwunobi, M.D.	65,000		10,956	16,447	92,403
Mark Vachon	105,000		10,956	16,447	132,403
Michael Cloonan (3)	23,875		19,398	47,099	90,372
Elisabeth Leiderman, M.D.	72,500		10,956	16,447	99,903
Najoh Tita-Reid	57,500		10,956	16,447	84,903
Charlotte Jones-Burton, M.D., M.S.	50,000		10,956	16,447	77,403
Richard Paulson	45,000		10,956	16,447	72,403
Nick Leschly	—	(4)	10,956	16,447	27,403
(1)    The aggregate number of shares of our common stock underlying stock options outstanding as of December 31, 2024 for the non-employee directors were: Dr. Agwunobi: 5,388, Mr. Vachon: 5,527, Mr. Cloonan: 3,738, Dr. Leiderman: 4,574, Ms. Tita-Reid: 4,574, Dr. Jones-Burton: 4,197, Mr. Paulson: 2,867, and Mr. Leschly: 35,815. The aggregate number of restricted stock units outstanding as of December 31, 2024 for the non-employee directors was: Dr. Agwunobi: 1,245, Mr. Vachon: 1,245, Mr. Cloonan: 1,867, Dr. Leiderman: 1,245, Ms. Tita-Reid: 1,245, Dr. Jones-Burton: 1,323, Mr. Paulson: 1,401, and Mr. Leschly: 1,245. Mr. Leschly’s stock option and restricted stock unit amounts include equity awards granted to him from his time as our former Chief Executive Officer.
(2)    The amounts reported represent the aggregate grant date fair value of the stock options and restricted stock units granted to our non-employee directors during 2024 as computed in accordance with FASB ASC Topic 718, not including any estimates of forfeitures. See note 16 of Notes to Consolidated Financial Statements in elsewhere in this Annual Report for a discussion of assumptions made by the Company in determining the aggregate grant date fair value of our stock option and restricted stock unit awards for the fiscal year ended December 31, 2024. Note that the amounts reported in this column reflect the accounting cost for these grants, and do not correspond to the actual economic value that may be received by the non-employee directors from the exercise of the options or vesting of the restricted stock units.
(3)    Mr. Cloonan joined our Board on June 20, 2024.
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
In connection with the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, the Company restated its consolidated financial statements as of and for the year ended December 31, 2022, and for each of the first three quarters of 2022 and 2023. The Company determined that this restatement would not result in the recoupment of any compensation because the restatement did not affect any incentive compensation approved, awarded or granted after October 2, 2023.
Equity Grant Practices
We do not grant equity awards in anticipation of the release of material nonpublic information or time the release of material nonpublic information for the purpose of affecting the value of executive compensation. During fiscal year 2024, we did not grant stock options, stock appreciation rights, or similar option-like instruments to our named executive officers during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity compensation plan information
The following table presents aggregate summary information as of December 31, 2024, regarding our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Restricted Stock Units and Other Rights (a)		Weighted Average Exercise Price of Outstanding Options (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Stockholders (1)	533,480	(2)	$162.76	(3)	877,847	(4)
Equity Compensation Plans Not Approved by Stockholders (5)	38,689	(6)	$86.17		21,611
Total	572,169		$157.66		899,458
(1)    Consists of shares of common stock underlying equity awards under the 2013 Stock Option and Incentive Plan, the 2013 Employee Stock Purchase Plan (the “ESPP”) and the 2023 Incentive Award Plan, as amended. Our 2013 Stock Option and Incentive Plan expired in June 2023 and no further shares were available for issuance thereunder after such date.
(2)    Includes 226,017 shares subject to restricted stock units (based on the target performance level for performance-vesting restricted stock units) and 307,463 shares to be issued upon the exercise of outstanding stock options.
(3)    The calculation does not take into account the 226,017 shares of common stock subject to outstanding restricted stock units. Such shares will be issued at the time the restricted stock units vest, without any cash consideration payable for those shares.
(4)    Consists of shares available for future issuance under the ESPP and the 2023 Incentive Award Plan. As of December 31, 2024, 49,871 shares of common stock were available for issuance under the ESPP, and 827,976 shares of common stock were available for issuance under the 2023 Incentive Award Plan.
(5)    We established an Inducement Plan in May 2021 (the "Inducement Plan") to be used exclusively for the grant of equity awards to prospective officers and employees who were not previously an employee or non-employee director as an inducement material to each such individual entering into employment with us. The Inducement Plan initially reserved 30,000 shares, which was later increased to an aggregate of 62,250 shares in March 2022 (adjusted for the reverse stock split), for the issuance of awards to such individuals of non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock awards, stock awards and/or dividend equivalent rights in the discretion of the plan administrator and in accordance with Nasdaq rules. Our Compensation Committee currently administers the Inducement Plan.
(6)    Includes 16,762 shares subject to restricted stock units (none of which are subject to performance vesting) and 21,927 shares to be issued upon the exercise of outstanding stock options.

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth the amount of common stock of bluebird beneficially owned, directly or indirectly, as of March 21, 2025, by (i) each current director of bluebird, (ii) each named executive officer of bluebird, (iii) all directors and executive officers of bluebird as a group, and (iv) each person who is known to bluebird to beneficially own more than five percent (5%) of the outstanding shares of common stock of bluebird, as determined through SEC filings, and the percentage of the common stock outstanding represented by each such amount. All shares of common stock shown in the table reflect sole voting and investment power except as otherwise noted. Share counts give effect to a reverse stock split of our common stock at a ratio of 1-for-20 effective on December 12, 2024, including any information reported below from sources pre-dating the reverse stock split.

Beneficial ownership is determined by the rules of the SEC and includes voting or investment power of the securities. As of March 21, 2025, bluebird had 9,790,070 shares of common stock outstanding. Shares of common stock subject to options to purchase, which are now exercisable or are exercisable within 60 days after March 21, 2025, or restricted stock units vesting within 60 days after March 21, 2025, are to be considered outstanding for purposes of computing the percentage ownership of the persons holding these options or other rights but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address for each person listed below is c/o bluebird bio, Inc., 455 Grand Union Boulevard, Somerville, Massachusetts 02145.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
BlackRock, Inc. (1)	772,188	8.0%
The Vanguard Group (2)	523,700	5.4%

Directors and Named Executive Officers
Nick Leschly (3)	48,051	*
John Agwunobi, M.D. (4)	4,219	*
Charlotte Jones-Burton, M.D., M.S. (5)	2,633	*
Elisabeth Leiderman, M.D. (6)	3,194	*
Richard Paulson (7)	327	*
Najoh Tita-Reid (8)	3,245	*
Mark Vachon (9)	4,287	*
Michael Cloonan	—	*
Thomas J. Klima (10)	17,083	*
Andrew Obenshain (11)	37,454	*
Joseph Vittiglio (12)	6,861	*
All executive officers and directors as a group (13 persons) (13)	142,926	1.5%
_________________________

*    Represents holdings of less than 1%.
(1)    Based solely on a Schedule 13G reporting beneficial ownership as of September 30, 2024, filed with the SEC on November 8, 2024, with sole voting power with respect to 761,527 shares and sole dispositive power with respect to 772,188 shares. The address of BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.
(2)    Based solely on a Schedule 13G reporting beneficial ownership as of September 30, 2024, filed with the SEC on November 13, 2024, with shared voting power with respect to 4,377 shares, sole dispositive power with respect to 516,541 shares, and shared dispositive power with respect to 7,159 shares. The address of The Vanguard Group is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.
(3)    Consists of 14,416 shares of common stock and 25,201 shares of common stock underlying options exercisable within 60 days of March 21, 2025. Such shares include 2,284 shares of common stock held in the Nick Leschly 2001 Trust for which Mr. Leschly is co-trustee with his spouse, and with whom he shares voting and dispositive power, and 6,150 shares of common stock held in the Nick Leschly Irrevocable GST Trust of 2019 for which Mr. Leschly is co-trustee with his spouse, and with whom he shares voting and dispositive power.
(4)    Consists of 1,323 shares of common stock and 2,896 shares of common stock underlying options exercisable and restricted stock units vesting within 60 days of March 21, 2025.
(5)    Consists of 928 shares of common stock and 1,705 shares of common stock underlying options exercisable and restricted stock units vesting within 60 days of March 21, 2025.
(6)    Consists of 1,112 shares of common stock and 2,082 shares of common stock underlying options exercisable and restricted stock units vesting within 60 days of March 21, 2025.
(7)    Consists of 77 shares of common stock and 250 shares of common stock underlying options exercisable and restricted stock units vesting within 60 days of March 21, 2025.
(8)    Consists of 1,163 shares of common stock and 2,082 shares of common stock underlying options exercisable and restricted stock units vesting within 60 days of March 21, 2025.

(9)    Consists of 1,252 shares of common stock and 3,035 shares of common stock underlying options exercisable and restricted stock units vesting within 60 days of March 21, 2025.
(10)    Consists of 3,414 shares of common stock and 13,669 shares of common stock underlying options exercisable and restricted stock units vesting within 60 days of March 21, 2025.
(11)    Consists of 9,027 shares of common stock and 28,427 shares of common stock underlying options exercisable and restricted stock units vesting within 60 days of March 21, 2025.
(12)    Consists of 1,143 shares of common stock and 5,718 shares of common stock underlying options exercisable and restricted stock units vesting within 60 days of March 21, 2025.
(13)    Consists of 45,841 shares of common stock and 97,085 shares of common stock underlying options exercisable and restricted stock units vesting within 60 days of March 21, 2025.
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
Transactions with related persons
The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock, or any member of the immediate family of any of the foregoing persons, since January 1, 2023, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Item 11. Executive Compensation.”
In connection with the 2021 separation of our severe genetic disease and oncology programs into two independent, publicly traded companies (the "Separation"), we entered into a separation agreement with 2seventy bio that, among other things, set forth bluebird’s agreements with 2seventy bio regarding the principal actions to be taken in connection with the Separation. Nick Leschly, a member of our Board, is Chairman of the Board of Directors of 2seventy bio. The separation agreement identified assets transferred to, liabilities assumed by and contracts assigned to 2seventy bio as part of the Separation, and it provided for when and how these transfers, assumptions and assignments occurred. The purpose of the separation agreement was to provide 2seventy bio and bluebird with assets to operate their respective businesses and retain or assume liabilities related to those assets. Each of 2seventy bio and bluebird agreed to releases, with respect to pre-Separation claims, and cross indemnities, with respect to post-Separation claims, that were principally designed to place financial responsibility for the obligations and liabilities allocated to 2seventy bio under the separation agreement with 2seventy bio and financial responsibility for the obligations and liabilities allocated to bluebird under the separation agreement with bluebird. bluebird and 2seventy bio are also each subject to mutual 12-month employee non-solicit and non-hire restrictions, subject to certain customary exceptions.
In connection with the Separation, we also entered into two transition services agreements with 2seventy bio. Pursuant to the transition services agreements, we are obligated to provide and are entitled to receive certain transition services related to corporate functions, such as finance, human resources, internal audit, research and development, financial reporting, and information technology. Services provided by us to 2seventy bio will continue for an initial term of up to two years, unless earlier terminated or extended according to the terms of the transition services agreement. Services received and performed are paid at a mutually agreed upon rate. During the years ended December 31, 2024 and 2023, we incurred $0.0 million and $5.0 million, respectively, of net expense for services provided by 2seventy bio. In April 2022, we and 2seventy bio agreed to amend certain terms of the transition services agreement to reduce our occupancy of a shared facility with 2seventybio and reduce the related fees.
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
Board Independence
Our Board has determined, upon the recommendation of our Nominating and Corporate Governance Committee, that each of our directors, other than Andrew Obenshain, who serves as our President and Chief Executive Officer, has no relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is independent within the meaning of the director independence standards of the Nasdaq rules. In addition, all members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee satisfy the applicable independence criteria of the SEC and Nasdaq rules.
Item 14. Principal Accountant Fees and Services
Independent Registered Public Accounting Firm Fees
The following is a summary and description of fees billed by Ernst & Young LLP for the fiscal years ended December 31, 2024 and 2023.

	Fiscal Year 2024	Percentage of 2024 Services Approved by Audit Committee	Fiscal Year 2023	Percentage of 2023 Services Approved by Audit Committee
Audit fees (1)	$1,969,058	100%	$4,105,605	100%
Audit-related fees	$—	100%	$—	100%
Tax fees (2)	$147,162	100%	$104,022	100%
All other fees	$—	100%	$—	100%
Total fees	$2,116,220	100%	$4,209,627	100%
___________________
(1)    Audit fees in 2024 and 2023 include fees for our annual audit, and quarterly review procedures. Additionally, audit fees in 2024 and 2023 include fees incurred in connection with our public equity offerings, including registration statements, comfort letters and consents.
(2)    Tax fees are related to tax return preparation, tax advisory services and international tax compliance.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of bluebird bio, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses and negative operating cash flows, projects non-compliance with covenants in the Loan and Security Agreement and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Embedded Leases in Contract Manufacturing Agreements
Description of the Matter	As discussed in Notes 2 and 11 to the consolidated financial statements, the Company has elected to combine lease and non-lease components of agreements containing a lease, including certain contract manufacturing agreements, and allocate all the contract consideration to the lease components. The Company has recognized right-of-use finance lease assets and finance lease liabilities associated with those leases within contract manufacturing agreements. Finance lease assets, which are classified within Property, plant and equipment, net on the consolidated balance sheet, and finance lease liabilities were $139.4 million and $96.7 million as of December 31, 2024.

Auditing the Company’s accounting for embedded leases was complex due to the judgment and additional audit effort required in determining whether new or amended agreements with contract manufacturing organizations contained an embedded lease and was also complex and challenging due to the volume of amendments to the agreements. There was significant judgment involved in determining whether the agreements provided the Company with (i) the right to obtain substantially all of the economic benefits from the use of the asset throughout the period of use and (ii) the right to direct how and for what purpose the identified asset is used throughout the period of use. Auditing the measurement of these embedded leases required additional audit effort to test the measurement of the right-of-use assets and lease liabilities. Auditing the accounting for embedded leases was also especially challenging due to the material weakness identified by the Company over the accounting for leases. The material weakness required an increased extent of audit effort to test the identification of embedded leases and the accounting for agreements, including amendments, with contract manufacturing organizations.

How We Addressed the Matter in Our Audit
Our audit procedures included, among others, testing the completeness of the Company’s identification of agreements with embedded leases and amendments by reading new or amended agreements with contract manufacturing organizations, evaluating the nature of the Company's relationship with vendors to which significant recurring payments were made, and evaluating the Company's conclusion about whether there was an embedded lease. In order to evaluate the Company’s judgement as to whether new or amended agreements contained an embedded lease, we performed inquiries with members from the legal department and operations personnel involved in the manufacturing process. In addition, for certain new or amended contracts, we tested management’s evaluation of underlying agreements by confirming the Company’s rights to obtain substantially all of the economic benefits from the use of the assets throughout the period of use and rights to direct how and for what purpose the identified assets are used throughout the period of use with relevant third-party contract organizations. To test the accuracy of the Company's measurement of right-of-use assets and lease liabilities, we read a sample of agreements, compared the contractual information to the inputs included in the Company's lease calculations and recalculated the Company’s measurements. Because of the material weakness, we performed incremental audit procedures by increasing our sample sizes for the aforementioned procedures.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Boston, Massachusetts
March 27, 2025

bluebird bio, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$62,305	$221,755
Prepaid expenses	10,634	14,800
Inventory	65,017	22,919
Due from factor	3,094	560
Receivables and other current assets	13,618	21,651
Total current assets	154,668	281,685
Property, plant and equipment, net	60,848	65,936
Intangible assets, net	9,547	10,438
Goodwill	5,646	5,646
Operating lease right-of-use assets	176,883	201,113
Restricted cash and other non-current assets	52,640	54,343
Total assets	$460,232	$619,161
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$34,316	$18,498
Due to factor	15,660	2,520
Accrued expenses and other current liabilities	85,975	73,188
Operating lease liability, current portion	25,127	21,202
Finance lease liability, current portion	88,877	84,705
Term loan debt	71,507	—
Total current liabilities	321,462	200,113
Operating lease liability, net of current portion	161,561	186,687
Finance lease liability, net of current portion	7,796	37,732
Other non-current liabilities	947	92
Total liabilities	491,766	424,624
Commitments and contingencies Note 12
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	$—	$—
Common stock, $0.01 par value, 250,000 and 250,000 shares authorized; 9,728 and 9,639 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,923	1,905
Additional paid-in capital	4,469,719	4,454,756
Accumulated other comprehensive loss	(2,133)	(1,796)
Accumulated deficit	(4,501,043)	(4,260,328)
Total stockholders' equity (deficit)	(31,534)	194,537
Total liabilities and stockholders' equity (deficit)	$460,232	$619,161
S
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share amounts)

	Year ended December 31,
	2024	2023
Revenue:
Product revenue, net	$83,795	$29,065
Other revenue	12	432
Total revenues	83,807	29,497
Cost of product revenue	89,380	33,527
Gross margin	(5,573)	(4,030)
Operating expenses:
Selling, general and administrative	167,874	165,510
Research and development	94,252	167,652
Restructuring expense	2,762	—
Total operating expenses	264,888	333,162
Gain from sale of priority review voucher, net	—	92,930
Loss from operations	(270,461)	(244,262)
Interest income	8,218	9,869
Interest expense	(22,579)	(16,353)
Other income, net	44,177	38,707
Loss before income taxes	(240,645)	(212,039)
Income tax benefit (expense)	(70)	126
Net loss	(240,715)	(211,913)
Net loss per share—basic	$(24.84)	$(38.59)
Net loss per share—diluted	$(24.84)	$(38.59)
Weighted-average number of common shares used in computing net loss per share—basic	9,689	5,491
Weighted-average number of common shares used in computing net loss per share—diluted	9,689	5,491
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax benefit (expense) of $0.0 million and $0.0 million for the years ended December 31, 2024 and 2023, respectively	(337)	2,274
Total other comprehensive income (loss)	(337)	2,274
Comprehensive loss	$(241,052)	$(209,639)
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2022	4,146	$830	$4,185,988	$(4,070)	$(4,048,415)	$134,333
Vesting of restricted stock	55	10	(206)	—	—	(196)
Exercise of stock options	1	—	92	—	—	92
Purchase of shares under ESPP	7	2	427	—	—	429
Issuance of common stock	5,317	1,063	247,304	—	—	248,367
Exercise of warrants	113	—	—	—	—	—
Stock-based compensation expense	—	—	21,151	—	—	21,151
Other comprehensive income	—	—	—	2,274	—	2,274
Net loss	—	—	—	—	(211,913)	(211,913)
Balances at December 31, 2023	9,639	$1,905	$4,454,756	$(1,796)	$(4,260,328)	$194,537
Vesting of restricted stock	82	16	(18)	—	—	(2)
Purchase of shares under ESPP	7	2	98	—	—	100
Issuance of warrants	—	—	626	—	—	626
Stock-based compensation expense	—	—	14,257	—	—	14,257
Other comprehensive income	—	—	—	(337)	—	(337)
Net loss	—	—	—	—	(240,715)	(240,715)
Balances at December 31, 2024	9,728	$1,923	$4,469,719	$(2,133)	$(4,501,043)	$(31,534)

See accompanying notes to consolidated financial statements.

bluebird bio, Inc
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(240,715)	$(211,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of contingent consideration	—	—
Depreciation and amortization	61,244	28,525
Stock-based compensation expense	13,737	19,429
Noncash research and development expense (finance lease)	—	21,198
Noncash operating lease expense	24,230	29,772
Gain from sale of priority review voucher	—	(92,930)
Unrealized loss on equity securities	—	—
Excess inventory reserve	10,882	15,363
Non-cash interest expense	2,874	—
Other non-cash items	(156)	24
Gain on foreign currency exchange rates	(2,071)	167
Proceeds from sale of accounts receivable	—	5,040
Changes in operating assets and liabilities:
Accounts receivable	—	—
Prepaid expenses and other assets	4,699	(3,334)
Transfer of invoices to Factor	(111,039)	(560)
Inventory	(52,460)	(36,560)
Accounts payable	16,504	2,841
Operating lease liabilities	(21,202)	(28,887)
Accrued expenses and other liabilities	23,718	13,353
Accrued interest payable under finance lease	9,735	3,426
Net cash used in operating activities	(260,020)	(235,046)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,599)	(4,189)
Proceeds from previously transferred invoices	6,496	—
Purchases of marketable securities	—	(43,297)
Proceeds from maturities of marketable securities	—	108,521
Proceeds from sales of marketable securities	—	5,853
Purchase of intangible assets	—	(4,868)
Proceeds from sale of priority review voucher	—	92,930
Net cash provided by investing activities	3,897	154,950
Cash flows from financing activities:
Proceeds from the issuance of debt, net of fees paid to lender	71,316	—
Proceeds allocated to detachable warrants issued in conjunction with debt	2,669	—
Payments of debt issuance costs	(2,576)	—
Proceeds from public offering of common stock, net of issuance costs	—	248,198
Proceeds from the transfer of invoices	102,010	2,520
Principal payments on finance leases	(85,950)	(54,367)
Other financing activities	—	(103)
Net cash provided by financing activities	87,469	196,248
Increase (decrease) in cash, cash equivalents and restricted cash	(168,654)	116,152
Cash, cash equivalents and restricted cash at beginning of year	274,597	158,445
Cash, cash equivalents and restricted cash at end of year	$105,943	$274,597

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$62,305	$221,755
Restricted cash included in receivables and other current assets	33	9,202
Restricted cash included in restricted cash and other non-current assets	43,605	43,640
Total cash, cash equivalents and restricted cash	$105,943	$274,597
Supplemental cash flow disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	—	(708)
Purchases of property, plant and equipment included in accounts payable and accrued expenses	24	884
Purchases of intangible assets included in accrued expenses	—	1,221
Right-of-use assets obtained in exchange for finance lease liabilities	54,340	21,929
Offering expenses included in accounts payable and accrued expenses	—	964
Beneficiary interest obtained in transferred invoices	10,030	560
Cash paid (refunded) during the period for income taxes	(10)	(42)
See accompanying notes to consolidated financial statements.

bluebird bio, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
1. Description of the business
bluebird bio, Inc. (the “Company” or “bluebird”) was incorporated in Delaware on April 16, 1992, and is headquartered in Somerville, Massachusetts. The Company is a biotechnology company committed to commercializing potentially curative gene therapies for severe genetic diseases based on its proprietary lentiviral vector ("LVV") gene addition platform. Since its inception, the Company has devoted substantially all of its resources to its research and development efforts relating to its product candidates, and commercialization of its approved products, including activities to manufacture product candidates, conduct clinical studies of its product candidates, perform preclinical research to identify new product candidates, provide selling, general and administrative support for these operations and market and commercially manufacture and distribute its approved products.
The Company’s programs in severe genetic diseases include ZYNTEGLO (betibeglogene autotemcel, also known as beti-cel) as a treatment for β-thalassemia; LYFGENIA (lovotibeglogene autotemcel, also known as lovo-cel) as a treatment for sickle cell disease ("SCD"); and SKYSONA (elivaldogene autotemcel, also known as eli-cel) as a treatment for cerebral adrenoleukodystrophy ("CALD"). On August 17, 2022, ZYNTEGLO was approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of adult and pediatric patients with ß-thalassemia who require regular red blood cell transfusions. On September 16, 2022, the FDA granted Accelerated Approval of SKYSONA to slow the progression of neurologic dysfunction in boys 4-17 years of age with early, active CALD. On December 8, 2023, the FDA approved LYFGENIA for the treatment of patients 12 years of age or older with sickle cell disease and with a history of vaso-occlusive events.
In August 2023, the Company entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") to sell shares of the Company’s common stock up to $125.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. As of December 31, 2024, the Company has made no sales pursuant to the Sales Agreement.
In December 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman and J.P. Morgan Securities LLC, to sell 83.3 million shares of the Company's common stock. The Company received net proceeds of approximately $118.1 million.
In March 2024, the Company entered into a five-year term loan facility agreement with Hercules Capital, Inc. to secure debt financing for up to $175.0 million, available in four tranches. This is described in Note 10, Term Loan Debt, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-K.
In September 2024, the Company's board of directors approved a restructuring action (the "Restructuring") following a comprehensive review of the Company's operations, which resulted in a reduction of the Company's workforce by 92 employees, or approximately 25% of employees. The Restructuring is designed to support the Company's commercial focus and reduce its cash operating expenses. Refer to Note 19, Reduction in workforce, for more information on the Restructuring.
On February 21, 2025, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Beacon Parent Holdings, L.P., a Delaware limited partnership ("Parent"), and Beacon Merger Sub, Inc., a Delaware corporation ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will conduct a cash tender offer to acquire any and all of the outstanding shares of the Company's common stock, for (i) $3.00 in cash per share, plus (ii) one contingent value right (each, a "CVR") per share, representing the right to receive a non-tradeable contingent payment of $6.84 in cash, in each case subject to any applicable withholding taxes and without interest thereon (the "Merger Transaction"). On March 7, 2025, Parent and Merger Sub commenced a cash tender offer to acquire any and all of the outstanding shares of the Company's common stock. The Company expects the Merger Transaction will be completed in the first half of 2025, and as such, it is not included in the Company's going concern assessment.
Since its inception, the Company has incurred significant operating losses and negative operating cash flows. As of December 31, 2024, the Company had an accumulated deficit of $4.5 billion. During the twelve months ended December 31, 2024, the Company incurred a net loss of $240.7 million and used $260.0 million of cash in operations. As of December 31, 2024, the Company had cash and cash equivalents of $62.3 million, as well as $43.6 million in restricted cash, $30.1 million of which was released to the Company in February 2025. Of the $43.6 million restricted cash that was unavailable for use as of December 31, 2024, $13.5 million is unlikely to be released in the near term.
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
The Company has based the estimated cash needs on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. If the Company is unable to complete the Merger Transaction, the Company may be required to further revise its business plan and strategy, which may result in the Company significantly curtailing, delaying or discontinuing the commercialization of any products or may result in the Company being unable to continue its operations or otherwise capitalize on its business opportunities. In addition, if the Merger Transaction is not completed within the expected timeframe, or at all, the Company will be at risk of liquidation or bankruptcy.
The Company will assess on a quarterly basis whether the determination for estimates remain appropriate based on actual data observed. However, the Company has based this estimate on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. The Company expects to finance its future cash needs through the Merger Transaction.
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
Reverse stock split
On December 12, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split ("Reverse Stock Split") of its common stock, effective December 12, 2024 at 5:00 p.m. Adjustments have been made to the Company's outstanding options, restricted stock units, and warrant agreement to reflect the Reverse Stock Split. Additionally, all share and per-share amounts have been retroactively adjusted to reflect the Reverse Stock Split in these consolidated financial statements.

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
Foreign currency translation
The financial statements of the Company’s subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity (deficit) and weighted average exchange rates for operating results. Translation gains and losses are included in other comprehensive income (loss) in stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in other income, net in the results of operations.
Segment information
The Company operates in a single segment, focusing on researching, developing and commercializing potentially transformative gene therapies for severe genetic diseases.  Consistent with its operational structure, its chief operating decision maker ("CODM"), the Chief Executive Officer, manages and allocates resources at a global, consolidated level. Therefore, results of the Company's operations are reported on a consolidated basis for purposes of segment reporting.  All material long-lived assets of the Company reside in the United States. The CODM assesses the segment’s performance and decides how to allocate resources based on consolidated net income that is reported in our consolidated statements of income. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The significant expense categories regularly provided to the CODM include cost of sales, research and development, and selling, general and administrative expenses. These expense categories are reported as separate line items in our consolidated statements of income.
Cash and cash equivalents
The Company considers all highly liquid investments purchased with original final maturities of 90 days or less from the date of purchase to be cash equivalents. Cash equivalents comprise marketable securities with maturities of less than 90 days when purchased. Cash equivalents are reported at fair value.
Marketable securities
The Company’s marketable securities are maintained by investment managers and consist of U.S. government agency securities and treasuries, equity securities, corporate bonds and commercial paper. Debt securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity (deficit) until realized. Any premium arising at purchase is amortized to the earliest call date and any discount arising at purchase is accreted to maturity. Amortization and accretion of premiums and discounts are recorded in interest income, net. Equity securities with readily determinable fair values are also carried at fair value with unrealized gains and losses included in other income, net. Realized gains and losses on both debt and equity securities are determined using the specific identification method and are included in other income, net.
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
Concentrations of counter-party and liquidity risk
To reduce exposure to counter-party and liquidity risk, the Company maintains concentration limits across all of its overnight bank deposits. As of December 31, 2024, the Company’s restricted cash balances were held in bank deposits. The remaining balance of cash and cash equivalents are invested in money market funds, U.S. government agency securities and treasuries, and investment grade commercial paper in line with the company’s board approved investment policy. The Company has not experienced any credit losses on its deposits of cash and cash equivalents.
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
Items measured at fair value on a recurring basis include marketable securities (see Note 4, Fair value measurements). The carrying amounts of accounts payable and accrued expenses approximate their fair values due to their short-term nature.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired when accounted for using the acquisition method of accounting for business combinations. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount. The Company performs a one-step quantitative test and records the amount of goodwill impairment, if any, as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. As of December 31, 2024, the carrying value of the Company was $(31.5) million. The Company has not recognized any impairment charges related to goodwill to date.
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
Impairment of long-lived assets
The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the book values of the assets to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value.
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
Entities may elect not to separate lease and non-lease components. Rather, entities would account for each lease component and related non-lease component together as a single lease component. The Company has elected to account for lease and non-lease components together as a single lease component for real-estate leases and embedded CMO and CTO agreements and to allocate all the contract consideration to the lease component only, or to individual lease components on a relative standalone selling price basis when the lease terms associated with the individual lease components are not otherwise co-terminus. Lease modifications associated with embedded leases in contract manufacturing and testing arrangements arise with frequency based on the complexity of the gene therapy manufacturing processes and the related services provided by contract manufacturing and testing organizations, which are combined with lease components. The Company applies judgment in determining whether the contractual terms for the delivery of services represent a change in the scope or consideration of the arrangements, which are accounted for as lease modifications, or represent variable lease payments, which are recognized as incurred.
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
Constraint of Variable Consideration
Revenues from product sales are recorded at the net sales price, or the transaction price, which includes estimates of variable consideration for which reserves are established and which result from discounts, rebates, and co-pay assistance that are offered within contracts between us and our customers, health care providers and other indirect customers relating to the sale of ZYNTEGLO, SKYSONA and LYFGENIA. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is considered probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
The following are the components of variable consideration related to product revenue:
Government rebates
The Company is subject to discount obligations under government programs, including U.S. Medicaid programs, Medicare and Tricare in the United States as well as certain government rebates. The Company estimates these rebates based upon a range of possible outcomes that take into consideration the estimated payer mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Outcome based rebates
The Company has agreements with certain payers that may entitle payers to additional rebates in the event that patients experience unsuccessful outcomes after being infused with the Company’s products. The Company estimates these rebates upon a range of possible outcomes, and may vary based on the rebates afforded to each payer in accordance with the specific outcome based rebate agreement. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability that is included in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Distribution Fees
The Company pays for various distribution services from our customers in the distribution channel. For services that are not distinct from the sale of our product, such fees are classified as a reduction of product revenue.
Distributor fees
The Company pays distributor fees to SDs and SPs in connection with the sales of our product. These distributor fees are based on a contractually determined fixed percentage of sales.
Product returns
The Company's customers have limited return rights related to the product’s damage or defect. Based on the distribution model for ZYNTEGLO, SKYSONA and LYFGENIA, the Company has experienced no returns to date and believes there will be minimal returns in the future. As a result, the Company has not recorded any reserves for product returns to date.
Other incentives
Other incentives include co-payment assistance the Company provides to patients with commercial insurance that have coverage and reside in states that allow co-payment assistance. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue. The estimate is recorded as a reduction of revenue in the same period the related revenue is recognized.
Provisions for trade discounts and allowances are recorded as reductions to accounts receivable, and returns, government rebates, and other incentives are recorded as a component of accrued expenses.
Other revenue
In 2021, the Company entered into a grant agreement with the Bill and Melinda Gates Foundation. The Company recognizes grant revenue in accordance with ASC 958-605, Revenue Recognition Not-for-Profit Entities, when qualifying costs are incurred and barriers to restriction have been overcome. When grant funds are received after costs have been incurred, the Company records revenue and a corresponding grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. In 2023, the Company ceased further research work associated with this grant agreement.
Factoring agreement
In December 2023, the Company entered into a factoring agreement with a non-bank financial institution. The proceeds from the factoring agreement are used to fund general working capital needs. The factoring agreement provides the Company access to up to $100.0 million on a revolving basis, measured by the outstanding balance of purchased accounts sold on the purchase dates from time to time. Refer to Note 6, Factoring agreement, for more information.
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
The Company expenses the costs of advertising, which relates to advertising agency expenses, as incurred. Advertising expenses for the years ended December 31, 2024 and 2023 were immaterial.
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
Cost of product revenue
All costs directly related to the manufacturing and delivery of the product to our qualified treatment centers are included in cost of product revenue which are associated with the sale of ZYNTEGLO, LYFGENIA, and SKYSONA in the United States. Reserves for excess inventories are also included in cost of product revenue.

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
The Company’s stock-based awards are subject to either service or performance-based vesting conditions. Compensation expense related to awards with service-based vesting conditions is recognized on a straight-line basis based on the grant date fair value over the associated service period of the award, which is generally the vesting term. Compensation expense related to awards with performance based vesting conditions is recognized based on the grant date fair value over the requisite service period using the accelerated attribution method to the extent achievement of the performance condition is probable.
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
Interest expense
Interest expense consists primarily of the interest expense on finance lease arrangements, factoring agreement, and term loan debt.

Other income, net
Other income, net consists primarily of sublease income, gains and losses on disposal of assets, gains and losses on the change in fair value of warrants, and gains and losses on foreign currency.
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
Recent accounting pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance and requires companies to disclose all annual disclosures about segments in interim periods. The ASU also requires companies with a single reportable segment to provide all disclosures required by Topic 280 – Segment Reporting. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period and interim periods beginning thereafter. The Company has adopted this standard and has determined there are no changes in its current reporting on its consolidated financial statements and disclosures.
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
3. Product revenue and reserves
For the years ended December 31, 2024 and 2023, the Company recorded $83.8 million and $29.1 million, respectively, of product revenue. Product revenue by therapy represents:

	For the year ended December 31,
	2024	2023
ZYNTEGLO	$62,273	$16,692
LYFGENIA	11,605	—
SKYSONA	9,917	12,373
Total product revenue, net	$83,795	$29,065
Four individual customers accounted for 51% of product revenue for the year ended December 31, 2024, and two individual customers accounted for 84% of product revenue for the year ended December 31, 2023.
The Company considers there to be revenue concentration risks for customers that represent product revenues that exceed 10% of total product revenue. The concentration of the Company’s product revenue with a particular customer may have a material adverse effect on the Company’s revenue and results of operations if sales with the respective customer experience difficulties. All product revenue during 2024 and 2023 were within the United States.
The following table summarizes an analysis of the change in reserves for gross to net deductions for the periods indicated:

Total
Balance at December 31, 2023	$5,365
Provision for rebates	21,447
Payments/credits	(1,160)
Balance at December 31, 2024	$25,652

4. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2024
Assets:
Cash and cash equivalents	$62,305	$62,305	$—	$—
Due from factor:
Beneficiary interest in factored invoices	3,094	—	—	3,094
Other non-current liabilities
Warrant liability	856			856
Total assets	$66,255	$62,305	$—	$3,950
December 31, 2023
Assets:
Cash and cash equivalents	$221,755	$221,755	$—	$—
Due from factor:
Beneficiary interest in factored invoices	560	—	—	560
Total assets	$222,315	$221,755	$—	$560
Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of December 31, 2024, cash and cash equivalents comprise funds in cash and money market accounts held at multiple banking and asset management institutions.
Factoring agreement
Due from factor classified as Level 3 within the valuation hierarchy consists of beneficiary interest in transferred invoices. The Company estimates the fair value of the beneficiary interest based on the estimated cash flows after applying counterparty and credit risk adjustments associated with the factoring agent and distributors, respectively. As of December 31, 2024, no adjustment to the beneficiary interest in invoices sold was deemed an unobservable input and was determined based from ongoing credit evaluations and historical experience with aging of such invoices, among other factors. A significant change to this input could result in a significantly lower fair value measurement.
The following table shows a reconciliation of the beginning and ending balances for due from factor Level 3 financial liabilities measured at fair value on a recurring basis for the year ended December 31, 2024:

For the year ended December 31,
2024
Level 3 financial assets, beginning of period	$560
Beneficiary interest obtained in transferred invoices	10,030
Beneficiary interests derecognized from previously transferred invoices	(7,090)
Accrual for anticipated loss on sale of invoices	(406)
Level 3 financial assets, end of period	$3,094

Common stock warrants
On March 15, 2024, in connection with its debt issuance (see Note 10, Term loan debt), the Company issued warrants to a lender to purchase shares of the Company’s common stock at an exercise price of $29.00 per share. On August 13, 2024, the Company amended the exercise price of the warrants to be the lesser of $20.60 per share and the price per share of the Company’s first financing event within six months of August 13, 2024 or February 13, 2025. As a result of the modification, the warrants were reclassified from additional paid-in-capital within stockholders' equity (deficit) to other non-current liabilities on the condensed consolidated balance sheet at their fair value as of the modification date. The warrants are adjusted to fair value at period end through “other income (expense)” on the condensed consolidated statements of operations and comprehensive loss.
The warrants have been recorded at their fair value using the Black-Scholes option-pricing model and the following assumptions: no dividend yield, probability-weighted exercise price ranging between $8.34 and $20.60, stock price of $8.34 per share, expected volatility of 96.0%, risk free rate of 4.4%, and expected term of 6 years, equal to the life of the warrant.
The following table shows a reconciliation of the beginning and ending balances for other non-current liabilities due from factor Level 3 financial liabilities measured at fair value on a recurring basis for the year ended December 31, 2024:

For the year ended December 31,
2024
Balance at December 31, 2023	$—
Warrant modification and reclassification to liabilities	2,100
Change in fair value	(1,244)
Balance at December 31, 2024	$856
5. Inventory
Inventory, net, consists of the following (in thousands):

	As of December 31,
	2024	2023
Raw materials	$2,785	$2,329
Work in progress	58,665	17,375
Finished goods	3,567	3,215
Inventory	$65,017	$22,919
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
6. Factoring agreement
The Company sells rights to future revenues associated with invoices issued upon delivery of drug product to QTCs. The Company sells 100% of the invoice, and the upfront purchase price is 90% of the invoice amount. The remaining 10%, less applicable fees, is payable to the Company when the factor receives full payment from the customer. The upfront payments are treated as a short-term liability, presented as due to factor on the Company's consolidated balance sheets until infusion when the right to consideration from the customer is deemed unconditional. The remaining invoice amount payable to the Company at infusion is considered a beneficial interest in the factored invoice and represents the extent of our continued involvement in the sale of invoices.

Due to Factor
For the year ended December 31, 2024, the Company collected $102.0 million in cash receipts prior to an unconditional right to consideration and derecognized $90.3 million of due to factor amounts as a result of patient drug product infusions. For the year ended December 31, 2023, the Company collected $7.6 million in cash receipts prior to an unconditional right to consideration and derecognized $5.0 million of due to factor amounts as a result of patient drug product infusions.
Amounts presented as due to factor on the condensed consolidated balance sheets would be subject to payment based on the repurchase requirements that exist prior to the infusion date in the factoring agreement.
Due from Factor
For the year ended December 31, 2024, the Company obtained $10.0 million of beneficiary interest in invoices and derecognized $7.1 million in beneficiary interest in invoices. For the year ended December 31, 2023, the Company obtained $0.6 million of beneficiary interest in invoices and did not derecognize any beneficiary interest in invoices.
Uncollected amounts presented as due from factor on the consolidated balance sheets are net of accrued fees of $0.4 million and $0.0 million at December 31, 2024 and 2023, respectively. The maximum loss exposure is $3.5 million and $0.6 million at December 31, 2024 and 2023, respectively.
The total loss from the sale of customer invoices is estimated on the patient infusion date of the drug product and was $2.4 million, and $0.0 million, for the years ended December 31, 2024 and December 31, 2023, respectively. In addition to the loss from the sale of invoices, the Company incurred $1.0 million and $0.0 million in servicing fees for the years ended December 31, 2024 and 2023, respectively.
7. Property, plant and equipment, net
Property, plant and equipment, net, consists of the following (in thousands):

	As of December 31,
	2024	2023
Finance lease right of use assets	$139,391	$84,524
Laboratory equipment	14,502	14,636
Office equipment	4,791	4,767
Computer equipment and software	2,001	2,005
Leasehold improvements	1,361	1,251
Construction-in-progress	1,410	563
Total property, plant and equipment	163,456	107,746
Less accumulated depreciation and amortization	(102,608)	(41,810)
Property, plant and equipment, net	$60,848	$65,936
Depreciation and amortization expense related to property, plant and equipment was $60.3 million and $28.0 million for the years ended December 31, 2024 and 2023, respectively.
8. Restricted cash
As of December 31, 2024 and 2023, the Company had total restricted cash of $43.6 million and $52.8 million, of which $43.6 million and $51.2 million, respectively, pertained to letters of credit which are collateralized with bank accounts at financial institutions in accordance with the agreements. The following table discloses the Company's total restricted cash as of

December 31, 2024 and 2023 (in thousands):

	As of December 31,
	2024	2023
50 Binney Street lease	$40,072	$40,072
Assembly Row lease	2,753	2,753
Embedded lease	—	7,632
Other	813	2,385
Total restricted cash	$43,638	$52,842
Refer to Note 11, Leases, for further information on the Company's letters of credit and Note 21, Subsequent Events, for further information on changes to the Company's letter of credit activity after December 31, 2024. The Company presents the current portion of restricted cash in receivables and other current assets.
9. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2024	2023
Accrued CMO and CRO costs	$30,625	$24,824
Accrued employee compensation	14,437	19,972
Accrued goods and services	1,475	8,391
Accrued professional fees	5,354	2,531
Accrued rebates (reserved)	25,652	5,365
Other sublease rent liability	3,370	3,310
Accrued refund liability	—	5,600
Other	5,062	3,195
Total accrued expenses and other current liabilities	$85,975	$73,188
10. Term loan debt
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
Originally, and in accordance with this Third Amendment, the Company was able to draw the second tranche of $25.0 million during the period commencing on the date the Company has (x) received at least $75.0 million in gross cash proceeds from qualified financing transactions by December 20, 2024 and (y) completed patient starts (cell collections) for at least 50 LYFGENIA patients by March 31, 2025 or 70 LYFGENIA patients by June 30, 2025 (collectively, the “Tranche 2 Milestone”) and ending on the earlier of (i) the date that is 30 days immediately following achievement of the Tranche 2 Milestone and (ii) July 31, 2025. The Company did not reach $75.0 million in gross cash proceeds from qualified financing transactions by December 20, 2024, and as such this second tranche is no longer available.
Additionally, the Company may draw the third tranche of $25.0 million during the period commencing on the date the Company has (x) received at least $100.0 million in gross cash proceeds from qualified financing transactions by December 20, 2024 or at least $125.0 million by June 30, 2025 and (y) completed 70 drug product deliveries within a given six-month period ending no later than December 31, 2025, at least 40 of which are for LYFGENIA (collectively, the “Tranche 3 Milestone”) and ending on the earlier of (i) the date that is 30 days immediately following the date the Company achieves the Tranche 3 Milestone and (ii) December 31, 2025. The Company may request up to an additional $50.0 million through December 15, 2026 from Hercules (“Tranche 4”). The lenders have no obligation to fund any amounts under Tranche 4 as funding is conditioned on approval by the lenders’ investment committee.
The 2024 Term Loan is collateralized by substantially all the Company’s assets. In addition to other covenants, the 2024 Term Loan contains affirmative covenants as well as certain financial covenants, including a minimum cash coverage requirement of 45% of the outstanding principal of the term loan. The Company was in compliance with the minimum cash coverage covenant as of December 31, 2024, but the Company projects that it may not maintain its minimum cash coverage requirement within the next 12 months (see the Company's going concern assessment in Note 1, Description of the business). As such, the Term Loan is presented as a current liability as of December 31, 2024.
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
The Company also issued warrants under the Warrant Agreement for the right to purchase shares of the Company’s common stock to Hercules, with the number of shares to be based on the amounts borrowed under the LSA (the “Warrants”). The Warrants are exercisable for a number of shares of common stock equal to the quotient of (i.) 5% times the aggregate original principal of amounts drawn under the LSA divided by (ii.) the exercise price of $29.00 per share.
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
In connection with the Third Amendment, the Company agreed to amend the exercise price of the Warrants to purchase shares of the Company’s common stock from $29.00 per share to the lesser of the volume weighted average price (“VWAP”) of the Company’s common stock for the ten-day period preceding August 13, 2024 (determined to be $20.60), and the price per share of the Company’s first financing event within six months of the Third Amendment date, or February 13, 2025. As the modification only impacts the exercise price, the amendment does not impact the number of shares the lenders may purchase pursuant to the Warrants. As of December 31, 2024, the Company had issued 2.6 million warrants associated with the Initial Loan (“Initial Warrants”) to purchase common stock and a contractual life of 7 years from the Effective Date.
As a result of the Third Amendment, the price adjustment feature on the warrant exercise price is affected by variables that are extraneous to the pricing of a fixed-for-fixed option or forward contract on common shares, and therefore, the Initial Warrants were reclassified from additional paid-in-capital within stockholders' equity (deficit) to other non-current liabilities on the Condensed Consolidated Balance Sheet (see Note 4, Fair value measurements). Upon modification of the warrants at the Third Amendment date, the Company recorded the incremental increase in fair value of $0.2 million as debt discount which will be amortized over the life of the Initial Loan at an effective interest rate of 16%. The fair value of the Initial Warrants is required to be revalued at each measurement period. Refer to Note 4, Fair value measurements for further information.
For the year ended December 31, 2024, the Company recorded approximately $9.0 million in interest expense associated with the Term Loan, inclusive of amounts related to the debt discount.
Refer to Note 21, Subsequent Events, for further discussion on the amendments to the LSA and the Warrant Agreement subsequent to the twelve months ended December 31, 2024.

11. Leases
The Company leases certain office and laboratory space. Additionally, the Company entered into CMO and CTO agreements which have been determined to contain an embedded lease.

Operating lease commitments
50 Binney Street sublease & sub-sublease
In April 2019, the Company entered into a sublease agreement for office space located at 50 Binney Street in Cambridge, Massachusetts (the “50 Binney Street Sublease”) to supplement the Company’s then-current corporate headquarters located at 60 Binney Street in Cambridge, Massachusetts. Under the terms of the 50 Binney Street Sublease, the Company leased 267,278 square feet of office space for $99.95 per square foot, or $26.7 million per year in base rent subject to certain operating expenses, taxes and annual rent increases of approximately 3%. The lease commenced in April 2022 and lease payments began in July 2022. The lease was terminated in February 2025. Upon signing the 50 Binney Street Sublease, the Company executed a $40.1 million cash-collateralized letter of credit, which was classified as restricted cash and other non-current assets on the Company’s consolidated balance sheets as of December 31, 2024. Refer to Note 21, Subsequent Events, for further information on changes to the Company's letter of credit activity after December 31, 2024.
In December 2021, the Company entered into a sub-sublease agreement (the "Sub-Sublease") with Meta Platforms, Inc. (“Meta”). Under the terms of the Sub-Sublease, the Company subleased the entirety of the 50 Binney Street premises which it had rights to under the 50 Binney Street Sublease. The Company sub-subleased the premises for $29.4 million in the first year (inclusive of parking costs) with 3% annual increases in each subsequent year. Meta received access to 50 Binney Street at the lease commencement date, which is the same point that the Company received access under the 50 Binney Street Sublease. The Company recognized monthly sublease income of $2.6 million in other income, net for the sub-subleased space.
In February 2025, the Company terminated the 50 Binney Street Sublease and the Sub-Sublease. In connection with the termination, the Company amended the $40.1 million collateralized letter of credit to reduce the amount thereunder to $10 million. The reduced letter of credit will remain in place until the earlier of: (i) the termination of the prime lease between the 50 Binney Street landlord and Aventis. Inc. or (ii) December 21, 2030. Refer to Note 21, Subsequent Events, for further information.
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
Finance lease commitments - Embedded leases
The Company has five embedded CMO and CTO arrangements. The details are noted below.
Drug Product Manufacturing
Embedded Lease No. 1:
In June 2016, the Company entered into a manufacturing agreement for the future commercial production of the Company’s ZYNTEGLO and SKYSONA drug products with a CMO. Under this 12-year agreement, the CMO will complete the design, construction, validation and process validation of the leased suites prior to anticipated commercial launch of the product candidates. From 2016 through March 2018, while the suites were under construction, the Company paid a total of $12.0 million in contractual milestone payments. Construction was completed in March 2018, and beginning in April 2018, the

Company paid $5.1 million per year, in fixed suite reservation fees as well as certain fixed labor, raw materials, testing and shipping costs for manufacturing services. The Company may terminate this agreement at any time upon payment of a one-time termination fee and up to 24 months of slot fees and 12 months of labor fees. The Company concluded that this agreement contains an embedded lease as the suites are designated for the Company’s exclusive use during the agreement's term, that it was not the deemed owner during construction, and the lease was not a capital lease under ASC 840-10, Leases - Overall. As a result, the Company initially accounted for the agreement as an operating lease under ASC 840 and recognized straight-line rent expense over the non-cancellable term of the embedded lease. As part of the Company's adoption of ASC 842, effective January 1, 2019, the Company carried forward the existing lease classification under ASC 840. The lease was modified and reclassified as a finance lease as of March 2019. In September 2023, the agreement was amended to change the fee structure in the arrangement from a fixed suite reservation fee to a fixed slot manufacturing fee. In addition, separate from the suite and existing equipment, the Company also has certain forward starting embedded equipment leases that have not yet commenced as of December 31, 2024. As the CMO is required to provide operational equipment throughout the contract term, the forward starting leases were established to account for the equipment that the CMO is obligated to lease to the Company in the future once the current equipment reaches its useful life and the lease expires. These forward starting leases are expected to commence in 2025 with an initial lease term of three years and has fixed commitments of approximately $60.1 million. The Company has prepaid approximately $3.7 million, which is accounted for as prepaid asset on the Company's balance sheet that would adjust the right-of-use asset when the forward starting embedded equipment lease commences in 2025. The lease has been subsequently modified based on changes in the delivery of non-lease component services, which have been combined with lease components under our accounting policy.
Embedded Lease No. 2:
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
In August 2022, the Company amended another arrangement with this CMO to reserve additional controlled environmental rooms. The Company concluded that this amended agreement contains an embedded finance lease as the controlled environment room at the facility is designated for the Company's exclusive use during the agreement's term. Under the amended agreement, an existing deposit of $10.8 million was applied towards the monthly lease payments through September 2023. The term of the agreement was 14 months with an option to extend. The Company exercised the option to extend through December 31, 2023, and subsequently extended the agreement for an additional 14 months into March 2025.
In October 2024, the Company amended the CMO arrangement to include the delivery of additional non-lease component services, which have been combined with lease components under our accounting policy. These non-lease component services are expected to be completed in July 2025, which extended the lease term through July 2025 for certain of the lease components related to this CMO arrangement.
Drug Substance Manufacturing
Embedded Lease No. 3:
In November 2017, the Company entered a commercial manufacturing services agreement with a CMO to establish commercial production of the Company's suspension vector. The Company concluded this agreement contained an embedded finance lease when production commenced in the new facility in 2019 as the Company has dedicated suite space and reserved production capacity at a rate that allows the Company to take more than substantially all the capacity of certain manufacturing space and equipment within the facility. Under the agreement, the Company must pay capacity reservation fees, minimum purchase commitment fees, and milestone fees for achievement of certain activities. In addition, the Company prepaid approximately €13.5 million between 2018 and 2019 towards certain milestone payments and in exchange for production credits. As of December 31, 2021, those credits have been fully used by the Company. The Company modified the lease to extend its term in October 2022, April 2023, October 2023, and in March 2024, which extended the lease term to end in September 2024. In September 2024, the Company entered into a 5-year master contract services agreement ("MCSA") with the CMO. The MCSA does not grant an additional right of use to the Company, thus, the MCSA is not a separate contract. The MCSA is accounted for as a lease modification as it effectively requires the vendor to perform additional services incremental to the terms of the existing agreement by extended the lease term, in addition to changes in the delivery of non-lease component services, which have been combined with lease components under the Company's accounting policy.
Embedded Lease No. 4:
In January 2018, the Company entered a clinical and commercial supply agreement with a CMO to manufacture ZYNTEGLO and SKYSONA vector products. The Company concluded this agreement contained an embedded finance lease. The Company and the CMO originally agreed to wind down manufacturing activities in December 2021. In December 2022, the Company reestablished this manufacturing agreement and concluded the revised arrangement contains an embedded finance lease as the Company is using the entire capacity of a manufacturing suite at the facility. The original term of the agreement was three years and required the Company to pay suite reservation fees of $13.5 million in 2023 and $18.0 million per year in 2024 and 2025, in addition to the cost of any services provided. In August 2024, the Company provided notice to this CMO of its intention to wind down adherent LVV manufacturing for ZYNTEGLO and SKYSONA, as the Company pursues alternative manufacturing methods and plans for LVV for these products. The CMO will continue to manufacture LVV for approximately twelve months (through August 2025) pursuant to the notice period under the applicable work order and the Clinical and Commercial Supply Agreement remains in place. Additionally, the terms were modified to reduce the suite reservation fees to $12.0 million in 2025.
Quality Testing
Embedded Lease No. 5:
In 2018, the Company entered a 2-year MCSA with a CTO to provide clinical development services (other than manufacturing services). The original MCSA expired in June 2020 but was reinstated through December 2024 under the amendment of the MCSA effective April 2021. The Company concluded this agreement contained an embedded finance lease as the Company had certain lab suites implicitly dedicated to it for various clinical testing procedures. The Company is required to pay the fixed price outlined in each of the various service contracts covering quality, stability, and other services. The lease has been subsequently modified based on changes in the delivery of non-lease component services, which have been combined with lease components under our accounting policy. In December 2024, the MCSA was extended to June 2025. However, the lease term ends December 2026 due to reserved capacity commitments.

Summary of all lease costs recognized under ASC 842
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating and finance leases for the years ended December 31, 2024 and 2023 (in thousands):

	For the year ended December 31,
	2024	2023
Finance leases
Interest expense	$11,163	$16,350
Amortization expense	56,685	24,653
Total fixed finance lease cost	$67,848	$41,003
Operating leases
Fixed lease cost	37,949	43,272
Total fixed operating lease cost	37,949	43,272
Variable lease cost	28,823	22,960
Short-term lease cost	310	238
Total lease cost	$134,930	$107,473

Operating sublease income	$40,260	$41,165

Cash paid in the measurement of lease liabilities
Operating cash flows used for operating leases	$21,202	$28,887
Operating cash flows used for finance leases	1,411	12,924
Financing cash flows for finance leases	85,950	54,367
Other information:
Weighted average remaining lease term - finance leases (in years)	1.9 years	1.6 years
Weighted average discount rate - finance leases	11.5%	13.9%
Weighted average remaining lease term - operating leases (in years)	6.1 years	7.0 years
Weighted average discount rate - operating leases	7.0%	7.0%
For finance leases embedded in CMO arrangements, interest expense is recognized using the effective interest method, applying the Company's incremental borrowing rate as required by ASC 842, and amortization expense is recognized on a straight-line basis over the shorter of the life of the asset or the term of the lease. Rather than amortizing the finance lease right-of-use assets that did not have alternative future use, those amounts were recognized as research and development expense at lease commencement or lease modification and were $0.0 million and $21.2 million for the years ended December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024, future minimum commitments under ASC 842 under the Company’s leases were as follows (in thousands):

	Operating Leases	Financing Leases
Remaining Lease Payments
2025	37,084	91,248
2026	35,719	6,129
2027	36,742	1,664
2028	37,795	680
2029	37,235	—
2030 and thereafter	44,752	—
Total	229,327	99,721
Less: Imputed Interest	(42,639)	(3,048)
Present Value of Lease Liabilities	$186,688	$96,673
12. Commitments and contingencies
Lease commitments
The Company leases certain office and laboratory space and has embedded leases at CMOs and a CTO. As of December 31, 2024, the Company has commitments arising from forward starting leases that have not commenced as of December 31, 2024 related to embedded equipment leases with a CMO. These leases are expected to commence in the first and second quarters of 2025. Both leases have an initial lease term of three years. Fixed commitments under this contract approximate $60.3 million. The following table presents the non-cancelable contractual obligations arising from this arrangement (in thousands):

Years ended December 31,	Future commitment
2025	$15,101
2026	18,742
2027	18,742
2028	7,673
2029	—
2030 and thereafter	—
Total purchase commitments	$60,258
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
On October 21, 2021, San Rocco Therapeutics, LLC, formerly known as Errant Gene Therapeutics, LLC, filed a complaint against the Company in the United States District Court for the District of Delaware for alleged infringement of U.S. Patent Nos. 7,541,179 and 8,058,061. The term of U.S. Patent No. 8,058,061 already expired on November 25, 2022, and U.S.

Patent No. 7,541,179 expired on May 13, 2024. The allegations relate to the Company's use of the BB305 lentiviral vector, including in connection with the beti-cel program and seeks injunctive relief and money damages. On February 21, 2022, the parties stipulated to amend the case caption, in light of the plaintiff’s name change, from Errant Gene Therapeutics, LLC to San Rocco Therapeutics, LLC ("SRT"). The Court granted this stipulation and, accordingly, the case is now captioned, San Rocco Therapeutics, LLC v. bluebird bio, Inc. and Third Rock Ventures, LLC, C.A. No. 21-1478-RGA. On April 6, 2022, the Company—along with Third Rock Ventures, LLC—filed a motion seeking various relief including to stay the proceedings and compel arbitration on two threshold issues, which the Company argued warranted complete dismissal of the action as a matter of law, regardless of the merits of SRT’s underlying infringement claims. On July 26, 2022, the Court granted the Company's request to stay the proceedings and issued an Order compelling the parties to arbitrate the threshold issues the Company raised. On February 7, 2023, the Arbitrator issued a final award finding in favor of SRT on both threshold issues, thereby enabling SRT to pursue its claims for alleged infringement. On March 1, 2023, the parties jointly stipulated, subject to the approval of the United States District Court for the District of Delaware, to lift the stay.  The Court lifted the stay on March 2, 2023, and on March 31, 2023, the Company filed its answer to SRT's complaint with counterclaims asserting that it did not infringe the patents-in-suit and that the patents-in-suit are invalid. Also, on April 22, 2024, the Patent Trial & Appeal Board of the U.S. PTO found that the Company's two petitions for inter partes review did not show by a preponderance of the evidence that the challenged claims of the patents-in-suit are unpatentable, and the Company filed notices of appeal with the U.S. Court of Appeals for the Federal Circuit on June 21, 2024. The Company's opening brief was filed on December 20, 2024, SRT's responsive brief is due March 28, 2025, and the Company's reply brief is due May 19, 2025. On June 17, 2024, the Court entered a claim construction order in bluebird's favor. On July 17, 2024, the Court granted the Company's request for leave to file a case-dispositive motion for summary judgment of noninfringement, and on July 25, 2024, the Court ordered a stay of discovery pending a decision on the summary judgment motion. On August 1, 2024, the Company filed its motion for summary judgment of noninfringement, SRT filed an opposition on September 3, 2024 and the Company filed its reply on September 17, 2024. Briefing is now complete, and oral argument is scheduled for April 23, 2025. The Company plans to vigorously defend against SRT's claims in this action.
On March 28, 2024, a class action lawsuit captioned Garry Gill v. bluebird bio, Inc. et al., Case No. 1:24-cv-10803-PBS (the "Gill Action"), was filed against the Company in the United States District Court for the District of Massachusetts. An amended complaint was filed on August 15, 2024. The amended complaint purports to assert claims against the Company and certain of its current and former officers pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, on behalf of a putative class of investors who purchased or otherwise acquired the Company’s shares between April 24, 2023 and December 8, 2023 (the “class period”). Plaintiff seeks to recover damages allegedly caused by purported misstatements and omissions regarding (i) whether the Company could obtain FDA approval for the lovo-cel BLA without a black box warning for hematologic malignancies; and (ii) whether the Company would be granted a priority review voucher by the FDA in connection with the BLA, which it could sell in order to strengthen its financial position. The amended complaint claims these alleged statements and omissions operated to artificially inflate the price paid for our common stock during the class period. On September 2, 2024, the Court entered the parties’ stipulated schedule for briefing a motion to dismiss the amended complaint. The Company's opening brief in support of a motion to dismiss was filed on October 11, 2024; Plaintiff filed an opposition on December 5, 2024; and the Company filed its reply brief on December 20, 2024. The Court held oral argument on our motion to dismiss on January 14, 2025 and took the Company's motion under advisement. The Company intends to vigorously defend against the claims in this action.

On June 27, 2024, a shareholder derivative lawsuit captioned Šimaitis v. Obenshain et al., Case No. 1:24-cv-11674-PBS, was filed nominally on the Company's behalf against certain current and former members of Company management and the Board of Directors in the United States District Court for the District of Massachusetts. The complaint purports to assert derivative claims pursuant to Sections 10(b), 14(a), and 21D of the Securities Exchange Act of 1934, as well as for breach of fiduciary duties, unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control. Plaintiff seeks to recover damages on the Company's behalf allegedly caused by purported materially false and misleading public statements and omissions, including in the April 28, 2023 proxy statement, regarding (i) whether the Company could obtain FDA approval for the lovo-cel BLA without a black box warning for hematologic malignancies; and (ii) whether the Company would be granted a priority review voucher by the FDA in connection with the BLA, which it could sell in order to strengthen its financial position. The complaint claims these allegedly misleading statements and omissions operated to artificially inflate the Company’s common stock price during the relevant time period. To support its derivative claims, the complaint alleges that a legally required pre-suit demand on the Board would be futile and should be excused. On July 25, 2024, the case was consolidated with Syracuse v. Obenshain et al., Case No. 1:24-cv-11752 (D. Mass. July 8, 2024). The consolidated actions were recaptioned In re bluebird bio, Inc. Stockholder Derivative Litigation, Case No. 1:24-cv-11674-PBS. On September 19, 2024, the consolidated case was stayed pending resolution of the motion to dismiss filed in the Gill Action.

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
Four purported stockholders have filed lawsuits relating to the Merger Transaction (the “Lawsuits”): one on March 10, 2025, captioned Laughlin et al. v. bluebird bio, Inc., et al., No. 1:25-cv-02497 (N.D. Ill.); one on March 13, 2025, captioned Jones v. bluebird bio, Inc., et al., No. 651420/2025 (Sup. Ct. N.Y. Cnty.); two on March 17, 2025, captioned Kent v. bluebird bio, Inc., et al., No. 651424/2025 (Sup. Ct. N.Y. Cnty.), and Smith v. bluebird bio, Inc., et al., No. 1:25-cv-02802 (N.D. Ill.). Additionally, fifteen purported stockholders of bluebird have sent demand letters to the Company related to the Merger Transaction (the “Demand Letters”). Collectively, the Lawsuits and Demand Letters are referred to herein as the “Actions”.
The Lawsuits assert violations of Sections 14(d) and 14(e) of the Securities Exchange Act of 1934 and Rule 14d-9 promulgated thereunder, as well as claims under New York law for negligence and negligent misrepresentation and concealment. The Lawsuits seek injunctive relief to enjoin the merger, rescission or rescissory damages if the merger is consummated, an order directing compliance with federal securities laws, and awards of attorneys' and experts' fees.
The Actions additionally allege that the tender offer statement and recommendation statement filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) are materially incomplete and misleading due to alleged omissions relating to, among other things: (i) the Company's historical price data and stock trading history; (ii) the Company’s financial projections, including net revenue forecasts and standalone business plans; (iii) financial analyses underlying the fairness opinion provided by the Company’s financial advisor, Leerink Partners LLC (“Leerink Partners”); (iv) potential conflicts of interest involving Company insiders and Leerink Partners; (v) discussions regarding employment or retention of Company management; (vi) the sales process and background of the proposed transaction; and (vii) details concerning the Company’s Transaction Committee.
The Company intends to vigorously defend against them.
13. Equity
The Company is authorized to issue 250.0 million shares of common stock. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s board of directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption or conversion rights. As of December 31, 2024 and 2023, the Company had 9.7 million and 9.6 million shares of common stock issued and outstanding, respectively.
In September 2021, the Company entered into an equity purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a private placement offering of securities, an aggregate of (i) 0.1 million shares of the Company’s common stock at a purchase price per share of $330.00 and (ii) pre-funded warrants to purchase up to 0.1 million shares of common stock (the “Pre-Funded Warrants”) at an effective price of $329.80 per share ($329.80 paid to the Company upon the closing of the offering and $0.20 to be paid upon exercise of such Pre-Funded Warrants). This resulted in aggregate gross proceeds to the Company of approximately $75.0 million. In October 2023, the investors opted to exercise their warrant. Pursuant to the terms of the warrant agreement, the company issued 0.1 million shares of common stock to the investor. As of December 31, 2024, there are no outstanding Pre-Funded Warrants.
In June 2022, the Company entered into the Equity Distribution Agreement with Goldman to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $75.0 million, from time to time, through an “at the market” equity offering program under which Goldman will act as manager. The Company terminated the Equity Distribution Agreement in August 2023.

On January 18, 2023, the Company entered into an underwriting agreement (the “January Underwriting Agreement”) with Goldman and J.P. Morgan Securities LLC in connection with the public offering, issuance, and sale by the Company of 1.0 million shares of the Company’s common stock at a public offering price of $120.00 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 and a related prospectus supplement filed with the Securities and Exchange Commission. Under the terms of the January Underwriting Agreement, the Company also granted the underwriters an option exercisable for 30 days to purchase up to an additional 0.2 million shares of common stock at the public offering price, less underwriting discounts and commissions, which option the underwriters exercised in full. The offering closed on January 23, 2023. The Company received aggregate net proceeds of $130.5 million.
In August 2023, the Company entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") to sell shares of the Company’s common stock up to $125.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. As of December 31, 2024, the Company has made no sales pursuant to the Sales Agreement.
On December 19, 2023, the Company entered into an underwriting agreement (the “December Underwriting Agreement”) with Goldman and J.P. Morgan Securities LLC, in connection with the public offering, issuance, and sale by the Company of 4.2 million shares of the Company’s common stock at a public offering price of $30.00 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 and a related prospectus supplement filed with the Securities and Exchange Commission. Under the terms of the December Underwriting Agreement, the Company also granted the underwriters an option exercisable for 30 days to purchase up to an additional 0.6 million shares of common stock at the public offering price, less underwriting discounts and commissions, which option was not exercised. The offering closed on December 22, 2023. The Company received aggregate net proceeds of $118.1 million.
The Company is authorized to issue 5.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2024 and 2023, the Company had no shares of preferred stock issued or outstanding.
On December 12, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, effective December 12, 2024 at 5:00 p.m. Additionally, all share and per-share amounts have been retroactively adjusted to reflect the Reverse Stock Split in these consolidated financial statements.
14. Sale of Priority Review Vouchers
On January 5, 2023, the Company entered into an asset purchase agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company agreed to sell a PRV to BMS. The Company was awarded the voucher under the FDA program described above. The Company received the PRV when ZYNTEGLO was approved by the FDA for the treatment of ß-thalassemia in adult and pediatric patients who require regular red blood cell transfusions. Pursuant to the agreement, BMS agreed to pay the Company $95.0 million, payable in cash, upon the closing of the sale, which occurred simultaneously with the parties entering into the agreement. The Company received cash of $95.0 million and recognized $2.1 million in transaction costs.

15. Intangible assets
Intangible assets, net of accumulated amortization, are summarized as follows (in thousands):

	As of December 31, 2024
	Cost	Accumulated amortization	Impairment	Net
In-licensed rights	11,136	(1,589)	—	9,547
Total	$11,136	$(1,589)	$—	$9,547

	As of December 31, 2023
	Cost	Accumulated amortization	Impairment	Net
In-licensed rights	11,089	(651)	—	10,438
Total	$11,089	$(651)	$—	$10,438
Amortization expense for intangible assets was $0.9 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.
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
The following table summarizes the estimated future amortization for intangible assets for the next five years and thereafter (in thousands):

As of December 31, 2024
2025	$930
2026	930
2027	930
2028	930
2029	930
2030 and thereafter	$4,897
Total	$9,547

16. Stock-based compensation
2023 Incentive Award Plan
In June 2023, the Company’s stockholders approved the bluebird bio, Inc. 2023 Incentive Award Plan (“2023 Plan”), which became effective on June 16, 2023. The 2023 Plan replaced the 2013 Stock Option and Incentive Plan (“2013 Plan”).
The 2023 Plan allows for the granting of incentive stock options, non-qualified stock options, restricted stock units, and restricted stock awards to the Company’s employees, members of the board of directors, and consultants of the Company. The 2023 Plan initially authorized the issuance of up to 0.3 million shares of common stock.
On November 6, 2024, the Company’s stockholders approved a proposal to amend and restate the Company’s 2023 Plan to (i) increase the aggregate number of shares authorized for issuance under the 2023 Plan by 0.8 million shares to 1.0 million shares, (ii) include minimum vesting requirements for certain awards granted thereunder, (iii) clarify the treatment of performance-based awards in the event of a change in control and (iv) extend the date following which incentive stock options can no longer be granted to September 12, 2034, the tenth anniversary of the date the Company’s board of directors approved the amended and restated 2023 Plan.
Any awards outstanding under the Company’s 2013 Plan at the time of adoption of the 2023 Plan remained outstanding and effective. The shares of common stock underlying any awards that are forfeited, canceled, repurchased, expired or are otherwise terminated (other than by exercise) under the 2013 Plan are added to the shares of common stock available for issuance under the 2023 Plan. The 2023 Plan will expire in 2033. As of December 31, 2024, the total number of available shares of common stock that may be issued under the 2023 Plan is 0.8 million.
2021 Inducement Plan
On May 18, 2021, the Company's board of directors adopted the bluebird bio, Inc. 2021 Inducement Plan (the “Inducement Plan”) pursuant to the Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). In accordance with Rule 5635(c)(4), equity-based incentive awards under the Inducement Plan may only be made to a newly hired employee who has not previously been a member of the Company's board of directors, or an employee who is being rehired following a bona fide period of non-employment by the Company as a material inducement to the employee’s entering into employment with the Company. The Inducement Plan initially reserved less than 0.1 million shares, which was later increased to an aggregate of 0.1 million shares in January 2022.
The exercise price of stock options granted under the Inducement Plan will not be less than the fair market value of a share of the Company's common stock on the grant date. Other terms of awards, including vesting requirements, are determined by the Company's board of directors or compensation committee and are subject to the provisions of the Inducement Plan. Stock options granted to employees under the Inducement Plan generally vest over a four-year period but may be granted with different vesting terms. Certain options may provide for accelerated vesting in the event of a change in control. Stock options granted under the Inducement Plan expire no more than 10 years from the date of grant. As of December 31, 2024, less than 0.1 million shares of common stock are available for future grant under the Inducement Plan.
2013 Stock Option and Incentive Plan
In June 2013, the Company’s board of directors adopted the 2013 Plan, which was subsequently approved by the Company's stockholders and became effective upon the closing of the Company’s IPO. The 2013 Plan expired in June 2023.
The 2013 Plan allowed for the granting of incentive stock options, non-qualified stock options, restricted stock units and restricted stock awards to the Company’s employees, members of the board of directors, and consultants of the Company. The Company initially reserved less than 0.1 million shares of its common stock for the issuance of awards under the 2013 Plan. The 2013 Plan provided that the number of shares reserved and available for issuance would automatically increase each January 1, beginning on January 1, 2014, by four percent of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Company’s compensation committee. In January 2023, the number of common stock available for issuance under the 2013 Plan was increased by approximately 0.1 million shares as a result of this automatic increase provision.
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
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $13.7 million and $19.4 million during the years ended December 31, 2024 and 2023, respectively. Stock-based compensation expense recognized by award type is as follows (in thousands):

	Year ended December 31,
	2024	2023
Stock options	$4,805	$6,478
Restricted stock units	8,812	12,619
Employee stock purchase plan and other	119	332
	$13,736	$19,429
Stock-based compensation expense by classification included within the consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Year ended December 31,
	2024	2023
Cost of product revenue	$1,339	$881
Selling, general and administrative	8,147	9,548
Research and development	3,982	9,000
Restructuring expenses	268	—
	$13,736	$19,429
As of December 31, 2024 and 2023, the Company had $0.5 million and $1.7 million of stock-based compensation expense that was capitalized into inventory, respectively.
As of December 31, 2024, the Company had $6.7 million and $9.3 million of unrecognized compensation expense related to unvested stock options and restricted stock units, respectively, that is expected to be recognized over a weighted-average period of 2.27 years and 2.83 years, respectively.
Stock options
The fair value of each option issued to employees was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2024	2023
Expected volatility	84.6%	70.9%
Expected term (in years)	6.10	6.10
Risk-free interest rate	4.2%	4.1%
Expected dividend yield	0.0%	0.0%

The following table summarizes the stock option activity under the Company’s equity awards plans excluding awards held by employees of 2seventy bio:

	Shares (in thousands)	Weighted- average exercise price per share	Weighted- average contractual life (in years)	Aggregate intrinsic value (a) (in thousands)
Outstanding at December 31, 2023	211	$283.20
Granted	172	$26.95
Exercised	—	$—
Canceled or forfeited	(53)	$231.67
Outstanding at December 31, 2024	330	$157.66	8.14	$—
Exercisable at December 31, 2024	131	$320.66	6.91	$—
Vested and expected to vest at December 31, 2024	330	$157.66	8.14	$—

(a)The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for the options that were in the money at December 31, 2024.
The weighted-average fair values of options granted during the years ended December 31, 2024 and 2023 was $19.99 and $64.80, respectively. There was no intrinsic value of options exercised during the years ended December 31, 2024 and 2023, respectively.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans excluding awards held by employees of 2seventy bio:

	Shares (in thousands)	Weighted-average grant date fair value
Unvested balance at December 31, 2023	210	$121.60
Granted	187	23.00
Vested	(81)	122.99
Forfeited	(73)	70.06
Unvested balance at December 31, 2024	243	$60.48
The intrinsic value of restricted stock units, including shares held by employees of 2seventy bio, vested during the years ended December 31, 2024 and 2023 was $1.7 million and $5.4 million, respectively. The total grant date fair value of restricted stock units vested during the years ended December 31, 2024 and December 31, 2023 was $9.9 million and $15.2 million, respectively.
Employee Stock Purchase Plan
In June 2013, the Company’s board of directors adopted the Company's 2013 Employee Stock Purchase Plan (“2013 ESPP”), which was subsequently approved by its stockholders and became effective upon the closing of the Company’s IPO. The 2013 ESPP authorizes the initial issuance of up to a total of 10,000 shares of the Company’s common stock to participating employees. In June 2021, the Company amended the 2013 ESPP to authorize an additional approximately 0.1 million shares of the Company’s common stock available to participating employees. During each of the years ended December 31, 2024 and 2023, less than 0.1 million shares of common stock were issued under the 2013 ESPP. As of December 31, 2024, less than 0.1 million shares of common stock are available for future grant under the 2013 ESPP.
17. 401(k) Savings plan
In 1997, the Company established a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). The 401(k) Plan covers all employees who meet defined minimum age and service requirements, and allows participants to defer a portion of their annual compensation on a pretax basis. Expense related to the 401(k) Plan from continuing operations totaled $2.7 million and $3.1 million for the years ended December 31, 2024 and 2023, respectively.

18. Income taxes
The components of loss before income taxes were as follows (in thousands):

	Year ended December 31,
	2024	2023
U.S.	$(241,440)	$(213,306)
Foreign	795	1,267
Total	$(240,645)	$(212,039)
The provision for (benefit from) income taxes were as follows (in thousands):

	Year ended December 31,
	2024	2023
Current:
Federal	$—	$—
State	—	—
Foreign	70	(126)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total income tax expense (benefit)	$70	$(126)
A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to the Company’s effective income tax rate as reflected in the financial statements is as follows:

	Year ended December 31,
	2024	2023
Federal income tax expense at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	1.0%	7.3%
Permanent differences	(0.1)%	0.6%
Stock-based compensation	(2.2)%	(3.6)%
Research and development credit	—%	5.8%
Leases	0.6%	5.4%
Fixed assets	—%	(2.7)%
Other	(0.3)%	0.9%
Change in valuation allowance	(20.0)%	(34.6)%
Effective income tax rate (expense) benefit	—%	0.1%
For the years ended December 31, 2024 and 2023, the Company recognized an income tax expense (benefit) of $0.1 million or 0.0% and $(0.1) million or 0.1%, respectively.  The Company did not recognize any significant tax expense for the years ended December 31, 2024 or 2023 as the Company was subject to a full valuation allowance. Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes.
The significant components of the Company’s deferred tax assets and liabilities are composed of the following (in thousands):

	Year ended December 31,
	2024	2023

Deferred tax assets:
U.S. net operating loss carryforwards (federal and state)	$781,085	$726,021
Tax credit carryforwards (federal and state)	313,972	313,963
Capitalized license fees and research and development expenses	1,654	2,079
Capitalized research and development expenses under Section 174	99,905	91,306
Stock-based compensation	6,628	9,847
Lease liabilities	73,587	100,288
Accruals and other	24,046	20,336
Total deferred tax assets	1,300,877	1,263,840
Right-of-use assets	(45,935)	(54,976)
Fixed assets	(14,570)	(16,701)
Less valuation allowance	(1,240,372)	(1,192,163)
Net deferred taxes	$—	$—
A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The valuation allowance increased on a net basis by approximately $48.2 million during the year ended December 31, 2024 due primarily to the capitalization of research and development expenses, net operating losses, and tax credit carryforwards.
As of December 31, 2024 and 2023, the Company had U.S. federal net operating loss carryforwards of approximately $2.9 billion and $2.7 billion, respectively, which may be available to offset future income tax liabilities. Of the amount as of December 31, 2024, $2.2 billion will carryforward indefinitely while $0.7 billion will expire at various dates through 2037. As of December 31, 2024 and 2023, the Company also had U.S. state net operating loss carryforwards of approximately $2.7 billion and $2.5 billion, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2044.
As of December 31, 2024 and 2023, the Company had federal research and development and orphan drug tax credit carryforwards of approximately $299.5 million and $299.5 million, respectively, available to reduce future tax liabilities which expire at various dates through 2044. As of December 31, 2024 and 2023, the Company had state credit carryforwards of approximately $18.3 million and $18.3 million, respectively, available to reduce future tax liabilities which expire at various dates through 2037. During the fourth quarter of 2018, the Company completed an analysis of prior year estimates of U.S. research and development and orphan drug tax credits for the years 2013 through 2017. The analysis resulted in an immaterial adjustment to the Company's income tax benefit, which was offset by an adjustment to the valuation allowance. An analysis of the U.S. research and development and orphan drug credits has not yet been completed for years 2018 through 2024. As of December 31, 2024 and 2023, the Company had capital loss carryforwards of approximately $4.2 million and $4.2 million, respectively, which may be available to offset future capital gains and will begin to expire in 2027.
Under the provisions of the Internal Revenue Code, the net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed several financings since its inception and prior to its initial public offering in 2013, which it believes has resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code. The Company completed a study through December 2023 confirming no ownership changes have occurred since the Company's initial public offering in 2013; any ownership shifts occurring after December 2023 could result in an ownership change under Section 382. There is a significant likelihood that the Company may experience an ownership change as a result of future equity offerings, although whether the Company experiences an ownership change will depend on the specific facts that apply at the time of any offering.
The Company files Federal income tax returns in the United States, and various state and foreign jurisdictions. The federal, state and foreign income tax returns are generally subject to tax examinations for the tax years ended December 31, 2021 through December 31, 2024. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service, or state or foreign tax authorities to the extent utilized in a future period.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits
Balance as of December 31, 2022 (As Restated)	$23,493
Increases (decreases) for tax positions related to current period	944
Increases (decreases) for tax positions related to prior periods	101
Balance as of Balance as of December 31, 2023	24,538
Increases (decreases) for tax positions related to current period	5
Increases (decreases) for tax positions related to prior periods	(5)
Balance as of December 31, 2024	24,538
The unrecognized tax benefits at December 31, 2024, if recognized, would not affect the Company’s effective tax rate due to its full valuation allowance position. The Company does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company has elected to include interest and penalties related to uncertain tax positions as a component of its provision for income taxes. For the years ended December 31, 2024 and 2023, the Company’s accrued interest and penalties related to uncertain tax positions were not material.
19. Reduction in workforce
In September 2024, the Company’s board of directors approved a restructuring action (the "Restructuring") following a comprehensive review of the Company’s operations. The Restructuring includes a reduction of the Company’s workforce by 92 employees, or approximately 25% of employees.
As a result of the Restructuring, the Company incurred aggregate charges of $2.8 million in restructuring costs, $2.5 million of which relates to cash expenditures for severance and employee termination-related costs to be paid out over multiple weeks through the second quarter of 2025, with the majority paid out by December 31, 2024, and $0.3 million in stock-based compensation expense associated with accelerated vesting of restricted stock units.
The following table summarizes the accrued liabilities activity recorded in connection with the reduction in workforce for the year ended December 31, 2024:

For the year ended December 31,
2024
Cash expenditure charges	$2,494
Amount paid through December 31, 2024	(2,083)
Amounts accrued at December 31, 2024	$411
There were no restructuring expenses recorded as of December 31, 2023.
20. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	Year ended December 31,
	2024	2023
Outstanding stock options (1)	386	293
Restricted stock units (1)	243	212
Warrants	129	623
ESPP shares and other	17	5
Total excluded common stock equivalents	775	1,133
(1) Outstanding stock options and restricted stock units include awards outstanding to employees of 2seventy bio.

Net loss per share for the years ended December 31, 2024 and 2023 were $24.84 and $38.59, respectively.
21. Subsequent events
Termination of Lease

On February 13, 2025, the Company executed a termination agreement (the “Termination Agreement”) with its sublessor and sub-sublessee related to certain office space located at 50 Binney Street in Cambridge that the Company had subleased in 2019 and subsequently sub-subleased out in 2021 (refer to Note 11). Upon entering into the sublease, the Company had executed as a security deposit a $40.1 million cash-collateralized letter of credit. Under the Termination Agreement, the sublessor agreed to enter into a sublease agreement (the “New Sublease Agreement”) directly with the sub-sublessee, thereby releasing the Company of all obligations as sublessee under the sublease and as sub-sublessor under the sub-sublease, including the release of $30.1 million of the security deposit, which was classified within restricted cash and other non-current on the Company’s balance sheet as of December 31, 2024. The remaining $10.0 million of the security deposit, which was also classified within restricted cash and other non-current assets on the Company’s balance sheet as of December 31, 2024, will remain in a cash-collateralized letter of credit until termination or expiration of the prime lease. During the first quarter of 2025, the Company will write off its right-of-use asset, operating lease liability, and the rent receivable due from the sub-sublease and recognize the difference within Other income, net on the consolidated statements of operations and comprehensive loss.

Merger Agreement
On February 21, 2025, we announced that we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Beacon Parent Holdings, L.P., a Delaware limited partnership ("Parent"), and Beacon Merger Sub, Inc., a Delaware corporation ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will conduct a cash tender offer (the "Offer") to acquire any and all of the outstanding shares of our common stock, for (i) $3.00 in cash per share, plus (ii) one contingent value right (each, a "CVR") per share, representing the right to receive a non-tradeable contingent payment of $6.84 in cash, in each case subject to any applicable withholding taxes and without interest thereon (the "Merger Transaction"). On March 7, 2025, Parent and Merger Sub commenced the Offer. The Company expects the Merger Transaction will be completed in the first half of 2025, and as such, it is not included in its going concern assessment.

Fifth Amendment to Loan and Security Agreement

On February 21, 2025, the Company and Hercules entered into an amendment to the LSA (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the parties agreed to, among other things: (i) amendments to the required amount of the minimum cash covenant under the LSA, (ii) addition of an event of default that will be triggered if (a) the Merger Agreement is terminated (other than as a result of the consummation of the Merger Transaction) or amended in a manner materially adverse to the Lenders or (b) the change of control contemplated by the Merger Agreement does not occur on or prior to April 25, 2025, which may be extended to May 23, 2025 and further extended to June 20, 2025, in each case, in accordance with the terms thereof, and (iii) waiver of the Company's requirement to comply with the net product revenue covenant in the LSA, from the effective date of the Fifth Amendment until the termination of the Merger Agreement (other than as a result of the consummation of the Merger Transaction).

Sixth Amendment to Loan and Security Agreement

On February 21, 2025, the Company entered into the Sixth Amendment (the “Sixth Amendment”) to the LSA (as amended by the Fifth Amendment, the “Amended LSA”), by and among the Company, the Lenders, and the Agent. Pursuant to the terms of the Sixth Amendment, the Agent and the Lenders, among other things: (i) consented to the Company’s entry into the Merger

Agreement and the consummation of the Merger Transaction and (ii) agreed, upon satisfaction of certain conditions therein (including the consummation of the Merger Transaction), to amend certain terms of the Amended LSA, as set forth therein. In addition, the Lenders acknowledged that the warrants previously issued to the Lenders in connection with the LSA will be cancelled and extinguished for no consideration at the effective time of the Merger Transaction.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1*	Separation Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	2.1	November 4, 2021
2.2*	Asset Purchase Agreement, dated as of November 29, 2022, by and between bluebird bio, Inc. and argenx BV	8-K	001-35966	2.1	November 30, 2022
2.3*	Asset Purchase Agreement, dated as of January 5, 2023, by and between bluebird bio, Inc. and Bristol-Myers Squibb Company	8-K	001-35966	2.1	January 6, 2023
2.4*	Asset Purchase Agreement, dated as of October 26, 2023, by and between bluebird bio, Inc. and Novartis Pharma AG	8-K	001-35966	2.1	October 30, 2023
2.5*	Agreement and Plan of Merger, by and among Beacon Parent Holdings, L.P., Beacon Merger Sub, Inc., and bluebird bio, Inc.	8-K	001-35966	2.1	February 21, 2025
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 20, 2023
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	December 13, 2024
3.4	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	December 18, 2023
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
4.2	Description of the Registrant's Securities	10-K	001-35966	4.2	September 13, 2024
4.3**	Form of Warrant Agreement	8-K	001-35966	4.1	August 14, 2024
4.4	Form of Warrant Agreement Amendment	8-K	001-35966	4.2	August 14, 2024
10.1#	2013 Stock Option and Incentive Plan and forms of award agreement thereunder	S-1/A	333-188605	10.3	June 4, 2013
10.2	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-188605	10.4	May 14, 2013
10.3†	Patent and Know-How License Agreement No. 07554F30, dated May 14, 2009, by and between the Registrant (formerly known as Genetix Pharmaceuticals Inc.) and INSERM-TRANSFERT, as amended	S-1	333-188605	10.7	May 14, 2013
10.4††	Amendment No. 3 to Patent and Know-How License Agreement No. 07554F33, dated October 29, 2014, by and between the Registrant (formerly known as Genetix, Inc.) and INSERM-TRANSFERT	10-K	001-35966	10.4	September 13, 2024
10.5	Amendment No. 4 to Patent and Know-How License Agreement No. 07554F33, dated December 16, 2015, by and between the Registrant (formerly known as Genetix, Inc.) and INSERM-TRANSFERT	10-K	001-35966	10.5	September 13, 2024
10.6†	License Agreement, dated September 13, 2011, by and between the Registrant and Institut Pasteur, as amended	S-1	333-188605	10.8	May 14, 2013
10.7†	Amendment No. 3 to License Agreement, dated September 10, 2013, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.2	November 14, 2013
10.8†	Amendment No. 4 to License Agreement, dated April 1, 2015, by and between the Registrant and Institut Pasteur	10-Q	001-35966	10.10	May 6, 2015
10.9†	License Agreement, dated December 7, 2011, by and between the Registrant and Research Development Foundation	S-1	333-188605	10.9	May 14, 2013
10.10†	Novation Agreement, dated April 2, 2012, by and between the Registrant and The Board of Trustees of the Leland Stanford Junior University	S-1	333-188605	10.10	May 14, 2013
10.11†	License Agreement, dated December 23, 2015, by and between the Registrant and SIRION Biotech GmbH	10-K	001-35966	10.23	February 21, 2019

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.12††	Clinical and Commercial Supply Agreement – Viral Vector Product, dated November 27, 2017, by and between the Registrant and SAFC Carlsbad, Inc., as amended	10-Q	001-35966	10.25	August 1, 2019
10.13††	Amendment No. 2 to Clinical and Commercial Supply Agreement Viral Vector Product by and between the Registrant and SAFC Carlsbad, Inc.	8-K	001-35966	10.1	January 21, 2020
10.14	Amendment No. 3 to Clinical and Commercial Supply Agreement Viral Vector Product by and between the Registrant and SAFC Carlsbad, Inc.	10-K	001-35966	10.28	February 23, 2021
10.15	Amendment No. 4 to Clinical and Commercial Supply Agreement Viral Vector Product by and between the Registrant and SAFC Carlsbad, Inc.	10-Q	001-35966	10.1	August 4, 2022
10.16	Amendment No. 5 to Clinical and Commercial Supply Agreement Viral Vector Product by and between the Registrant and SAFC Carlsbad, Inc.	10-Q	001-35966	10.1	November 7, 2022
10.17	Amendment No. 6 to Clinical and Commercial Supply Agreement Viral Vector Product by and between the Registrant and SAFC Carlsbad, Inc.	10-K	001-35966	10.17	September 13, 2024
10.18††	Master Manufacturing Services Agreement, dated June 3, 2016, by and between the Registrant and Lonza Houston, Inc.	10-K	001-35966	10.22	March 29, 2023
10.19††	Amendment to Master Manufacturing Services Agreement, dated October 23, 2017, by and between the Registrant and Lonza Houston, Inc.	10-K	001-35966	10.23	March 29, 2023
10.20††	Second Amendment to Master Manufacturing Services Agreement, dated September 21, 2023, by and between the Registrant and Lonza Houston, Inc.	10-Q	001-35966	10.1	November 7, 2023
10.21††	Development and Manufacturing Services Agreement, dated February 28, 2012, by and between the Registrant and Minaris Regenerative Medicine, LLC (formerly known as Hitachi Advanced Therapeutic Solutions, LLC, PCT Cell Therapy Services, PCT, LLC, a Caladrius Company, and Progenitor Cell Therapy, LLC), as amended	10-K	001-35966	10.21	September 13, 2024
10.22††**	Master Services Agreement for Viral Vector Services, dated as of September 15, 2024, between the Registrant and Henogen SRL, as part of Thermo Fisher Scientific	10-Q	001-35966	10.4	November 14, 2024
10.23#†	Consulting Agreement, dated May 26, 2022, by and between bluebird bio, Inc. and Danforth Advisors, LLC, as amended	10-Q	001-35966	10.5	November 7, 2022
10.24#	Employment Agreement, dated January 7, 2021, by and between the Registrant and Andrew Obenshain	10-K	001-35966	10.23	March 4, 2022
10.25#	Employment Agreement, dated April 20, 2021, by and between the Registrant and Thomas Klima	10-K	001-35966	10.25	March 4, 2022
10.26#	Employment Agreement, dated October 31, 2022, by and between the Registrant and Richard Colvin	10-K	001-35966	10.36	March 29, 2023
10.27#	Employment Agreement, dated January 1, 2023, by and between the Registrant and Joseph Vittiglio	10-K	001-35966	10.37	March 29, 2023
10.28#	Employment Agreement, dated May 28, 2024, by and between the Registrant and O. James Sterling	8-K	001-35966	10.1	May 29, 2024
10.29#	2013 Employee Stock Purchase Plan	S-1/A	333-188605	10.17	June 4, 2013
10.30#	First Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	10-K	001-35966	10.38	February 21, 2018
10.31#	Second Amendment of the Bluebird Bio, Inc. 2013 Employee Stock Purchase Plan	S-8	333-257135	99.1	June 15, 2021
10.32#	2021 Inducement Plan and forms of award agreements thereunder	S-8	333-257135	99.2	June 15, 2021
10.33#	First Amendment to the bluebird bio, Inc. 2021 Inducement Plan	S-8	333-257135	99.3	March 4, 2022

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
10.34#	bluebird bio, Inc. 2023 Incentive Award Plan, as amended and restated, and forms of award agreements thereunder	10-Q	001-35966	10.5	November 14, 2024
10.35#	Executive Cash Incentive Bonus Plan	S-1	333-188605	10.18	May 14, 2013
10.36#	Non-Employee Director Compensation Policy	10-K	001-35966	10.37	September 13, 2024
10.37**	Office Lease Agreement, dated November 2, 2021, by and between the Registrant and Assembly Row 5B, LLC	10-Q	001-35966	10.30	November 5, 2021
10.38**	Sub-sublease Agreement, by and between the Registrant and Meta Platforms, Inc.	10-K	001-35966	10.36	March 4, 2022
10.39**	Sublease, dated October 31, 2022, by and between Finch Therapeutics, Inc. and bluebird bio, Inc.	10-Q	001-35966	10.6	November 7, 2022
10.40††**	Securities Purchase Agreement, dated September 7, 2021, by and among the Registrant and the institutional investors named therein	8-K	001-35966	10.1	September 8, 2021
10.41	Registration Rights Agreement, dated September 7, 2021, by and among the Registrant and the persons listed on the attached Schedule A thereto	8-K	001-35966	10.2	September 8, 2021
10.42	Tax Matters Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	10.1	November 4, 2021
10.43**	Employee Matters Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	10.2	November 4, 2021
10.44**	Intellectual Property License Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	10.3	November 4, 2021
10.45**	Transition Services Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	10.4	November 4, 2021
10.46**	Transition Services Agreement, dated as of November 3, 2021, by and between 2seventy bio, Inc. and the Registrant	8-K	001-35966	10.5	November 4, 2021
10.47**	Amendment to the Transition Services Agreement, by and between 2seventy bio, Inc. and the Registrant	10-Q	001-35966	10.2	August 4, 2022
10.48††**	Invoice Purchase and Sale Agreement, dated as of December 14, 2023, between the Registrant and Alterna Capital Solutions LLC	8-K	001-35966	10.1	December 18, 2023
10.49††**	Loan and Security Agreement, dated as of March 15, 2024, between the Registrant, as Borrower, and Hercules Capital, Inc., as Lender	8-K	001-35966	10.1	May 3, 2024
10.50††**	First Amendment to Loan and Security Agreement, dated April 30, 2024, between the Registrant, as Borrower, and Hercules Capital, Inc., as Lender	8-K	001-35966	10.2	May 3, 2024
10.51	Second Amendment to Loan and Security Agreement, dated July 9, 2024, between the Registrant, as Borrower, and Hercules Capital, Inc., as Lender	8-K	001-35966	10.1	July 11, 2024
10.52	Third Amendment to Loan and Security Agreement, dated August 13, 2024, between the Registrant, as Borrower, and Hercules Capital, Inc., as Lender	8-K	001-35966	10.1	August 14, 2024
10.53	Fourth Amendment to Loan and Security Agreement, dated August 29, 2024, between the Registrant, as Borrower, and Hercules Capital, Inc., as Lender	8-K	001-35966	10.1	August 30, 2024
10.54	Fifth Amendment to Loan and Security Agreement, dated February 21, 2025, between the Registrant, as Borrower, and Hercules Capital, Inc., as Lender	8-K	001-35966	10.1	February 21, 2025
19.1	Policy and Procedures on Insider Trading and Disclosure	—	—	—	Filed herewith
23.1	Consent of Ernst & Young LLP	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
97	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-35966	97	September 13, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith
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

bluebird bio, Inc.

By:	/s/ Andrew Obenshain
Andrew Obenshain President, Chief Executive Officer and Director
Date:	March 27, 2025
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

Name	Title	Date

/s/ Andrew Obenshain	President, Chief Executive Officer and Director	March 27, 2025
Andrew Obenshain	(Principal Executive Officer and Duly Authorized Officer)

/s/ O. James Sterling	Chief Financial Officer	March 27, 2025
O. James Sterling	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Mark Vachon	Director	March 27, 2025
Mark Vachon

/s/ John O. Agwunobi, M.D.	Director	March 27, 2025
John O. Agwunobi, M.D.

/s/ Michael Cloonan	Director	March 27, 2025
Michael Cloonan

/s/ Charlotte Jones-Burton, M.D.	Director	March 27, 2025
Charlotte Jones-Burton, M.D.

/s/ Lis Leiderman, M.D.	Director	March 27, 2025
Lis Leiderman, M.D.

/s/ Nick Leschly	Director	March 27, 2025
Nick Leschly

/s/ Richard Paulson	Director	March 27, 2025
Richard Paulson

	Director	March 27, 2025
Najoh Tita-Reid