Form 10-Q
period 2025-03-31
bluebird bio, Inc.
filed 2025-05-14
CIK 1293971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 9, 2025, there were 9,792,458 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

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

•The conditions under the Merger Agreement to Parent's and Merger Sub's consummation of the Merger Transaction may not be satisfied at all or in the anticipated timeframe, which would represent an event of default under our Loan and Security Agreement.
•    The announcement of, or a failure to consummate, the Merger Transaction could negatively impact our business, financial condition, results of operations or our stock price. If the Merger Transaction does not close, we will be in immediate default under the terms of the loan agreement with Hercules Capital, Inc. and will also be at substantial risk of defaulting on the cash covenants thereunder. Upon the occurrence of an event of default, the Lender has the right to require the us to repay the Term Loans immediately, which we would be unable to do given the current cash position, and as a result, we may need to seek bankruptcy protection.
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

bluebird bio, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
bluebird bio, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except par value amounts)

	As of March 31, 2025	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$78,744	$62,305
Prepaid expenses	8,437	10,634
Inventory	83,283	65,017
Due from factor	2,873	3,094
Receivables and other current assets	1,187	13,618
Total current assets	174,524	154,668
Property, plant and equipment, net	60,405	60,848
Goodwill	5,646	5,646
Intangible assets, net	9,315	9,547
Operating lease right-of-use assets	27,073	176,883
Restricted cash and other non-current assets	18,994	52,640
Total assets	$295,957	$460,232
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$42,624	$34,316
Due to factor	29,070	15,660
Accrued expenses and other current liabilities	94,109	85,975
Operating lease liability, current portion	4,967	25,127
Financing lease liability, current portion	71,838	88,877
Term loan debt	72,470	71,507
Total current liabilities	315,078	321,462
Operating lease liability, net of current portion	23,571	161,561
Financing lease liability, net of current portion	15,082	7,796
Other non-current liabilities	92	947
Total liabilities	353,823	491,766
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.01 par value, 250,000 shares authorized; 9,790 and 9,728 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,924	1,923
Additional paid-in capital	4,472,201	4,469,719
Accumulated other comprehensive loss	(1,879)	(2,133)
Accumulated deficit	(4,530,112)	(4,501,043)
Total stockholders’ equity (deficit)	(57,866)	(31,534)
Total liabilities and stockholders’ equity (deficit)	$295,957	$460,232
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except per share data)

	For the three months ended March 31,
	2025	2024
Revenue:
Product revenue, net	$38,712	$18,561
Other revenue	—	12
Total revenues	38,712	18,573
Cost of product revenue	12,237	25,864
Gross margin	26,475	(7,291)
Operating expenses:
Selling, general and administrative	30,261	46,329
Research and development	17,721	25,072
Restructuring expenses	3,100	—
Total operating expenses	51,082	71,401
Loss from operations	(24,607)	(78,692)
Interest income	612	2,579
Interest expense	(5,743)	(4,856)
Other income, net	769	11,165
Loss before income taxes	(28,969)	(69,804)
Income tax (expense) benefit	(100)	—
Net loss	$(29,069)	$(69,804)
Net loss per share - basic	$(2.98)	$(7.23)
Net loss per share - diluted	$(2.98)	$(7.23)
Weighted-average number of common shares used in computing net loss per share - basic:	9,751	9,658
Weighted-average number of common shares used in computing net loss per share - diluted:	9,751	9,658
Other comprehensive income (loss):
Other comprehensive income (loss), net of tax benefit (expense) of $0.0 million for the three months ended March 31, 2025 and 2024	254	(312)
Total other comprehensive income (loss)	254	(312)
Comprehensive loss	$(28,815)	$(70,116)

See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity (deficit)
	Shares	Amount
Balances at December 31, 2024	9,728	$1,923	$4,469,719	$(2,133)	$(4,501,043)	$(31,534)
Vesting of restricted stock units	62	1	(1)	—	—	—
Reclassification of liability-classified warrants to equity	—	—	625	—	—	625
Stock-based compensation expense	—	—	1,858	—	—	1,858
Other comprehensive loss	—	—	—	254	—	254
Net loss	—	—	—	—	(29,069)	(29,069)
Balances at March 31, 2025	9,790	$1,924	$4,472,201	$(1,879)	$(4,530,112)	$(57,866)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balances at December 31, 2023	9,639	$1,905	$4,454,756	$(1,796)	$(4,260,328)	$194,537
Vesting of restricted stock units	40	8	(8)	—	—	—
Issuance of warrants			2,571	—	—	2,571
Stock-based compensation expense	—	—	4,054	—	—	4,054
Other comprehensive income	—	—	—	(312)	—	(312)
Net income	—	—	—	—	(69,804)	(69,804)
Balances at March 31, 2024	9,679	$1,913	$4,461,373	$(2,108)	$(4,330,132)	$131,046
See accompanying notes to unaudited condensed consolidated financial statements.

bluebird bio, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the three months ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(29,069)	$(69,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,543	15,469
Stock-based compensation expense	1,660	3,761
Noncash operating lease expense	4,646	5,904
Noncash loss on lease termination	3,912	—
Change in excess inventory reserve	1,012	91
Noncash interest related to debt	963	156
Other non-cash items	(235)	(10)
Gain on foreign currency exchange rates	2,310	(777)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,737	(13,528)
Transfer of invoices to factor	(29,539)	—
Inventory	(19,080)	(7,185)
Accounts payable	8,989	1,454
Accrued expenses and other liabilities	(7,279)	(10,299)
Accrued interest payable under finance lease	1,420	2,936
Operating lease liabilities	(4,432)	(2,844)
Net cash used in operating activities	(43,442)	(74,676)
Cash flows from investing activities:
Purchase of property, plant and equipment	(859)	(1,775)
Proceeds from previously transferred invoices, net of fees	3,961	1,120
Net cash provided by investing activities	3,102	(655)
Cash flows from financing activities:
Proceeds from the issuance of debt, net of fees paid to lender	—	71,316
Proceeds allocated to detachable warrants issued in conjunction with debt	—	2,669
Payments of debt issuance costs	—	(2,250)
Proceeds from the transfer of invoices, net of fees	54,728	15,120
Principal payments on finance leases	(28,019)	(22,210)
Net cash provided by financing activities	26,709	64,645
(Decrease) increase in cash, cash equivalents and restricted cash	(13,631)	(10,686)
Cash, cash equivalents and restricted cash at beginning of period	105,943	274,597
Cash, cash equivalents and restricted cash at end of period	$92,312	$263,911
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$78,744	$212,047
Restricted cash included in other current assets	35	3,866
Restricted cash included in restricted cash and other non-current assets	13,533	47,998
Total cash, cash equivalents and restricted cash	$92,312	$263,911
Supplemental cash flow disclosures from investing and financing activities:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	24	—
Right-of-use assets obtained in exchange for finance lease liabilities	15,542	38,669
Cash paid (refund received) during the period for income taxes	—	1
Beneficiary interest obtained in transferred invoices	4,630	1,680
Derecognition of due to factor liabilities	41,670	15,120
Lease liability settled through termination of lease	153,717	—

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
In August 2023, the Company entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") to sell shares of the Company’s common stock up to $125.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. As of March 31, 2025, the Company has made no sales pursuant to the Sales Agreement.
In December 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Goldman Sachs & Co. LLC ("Goldman") and J.P. Morgan Securities LLC, to sell 4.2 million shares of the Company's common stock. The Company received net proceeds of approximately $118.1 million.
In March 2024, the Company entered into a five-year term loan facility agreement with Hercules Capital, Inc. to secure debt financing for up to $175.0 million, available in four tranches. This is described in Note 8, Term Loan Debt, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.
On February 21, 2025, the Company announced that it had entered into an Agreement and Plan of Merger with Beacon Parent Holdings, L.P., a Delaware limited partnership ("Parent"), and Beacon Merger Sub, Inc., a Delaware corporation ("Merger Sub"), and on May 13, 2025, the Company entered into an amendment to the Agreement and Plan of Merger with Parent and Merger Sub (as amended, the "Merger Agreement"). Pursuant to the Merger Agreement, Merger Sub is conducting a tender offer to acquire any and all of the outstanding shares of the Company's common stock, for, at the stockholder's election, either (i) (a) $3.00 per share in cash, plus (b) one contingent value right (each, a "CVR") per share, representing the right to receive a non-tradeable contingent payment of $6.84 in cash, or (ii) $5.00 per share in cash, in each case subject to any applicable withholding taxes and without interest thereon (the "Merger Transaction"). On March 7, 2025, Parent and Merger Sub commenced a tender offer to acquire any and all of the outstanding shares of the Company's common stock. The Company expects the Merger Transaction will be completed in the first half of 2025, but as such transaction is outside of the Company's control, it is not included in the Company's going concern assessment. If the Merger Transaction does not close prior to June 20, 2025, or at all, the Company will be in immediate default under the terms of the loan agreement with Hercules Capital, Inc. and will also be at substantial risk of defaulting on the cash covenants thereunder. Upon the occurrence of an event of default, the Lender (as defined below) has the right to require the Company to repay the Term Loans (as defined below) immediately, which the Company would be unable to do given the current cash position, and as a result, the Company may need to seek bankruptcy protection.
Since its inception, the Company has incurred significant operating losses and negative operating cash flows. As of March 31, 2025, the Company had an accumulated deficit of $4.5 billion. During the three months ended March 31, 2025, the Company incurred a net loss of $29.1 million and used $43.4 million of cash in operations. As of March 31, 2025, the Company had cash and cash equivalents of $78.7 million.
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
The Company has based the estimated cash needs on assumptions that may prove to be wrong, and its operating plan may change as a result of many factors currently unknown to it. As a result, the Company could deplete its capital resources sooner than it currently expects. If the Company is unable to complete the Merger Transaction, the Company may be required to further revise its business plan and strategy, which may result in the Company significantly curtailing, delaying or discontinuing the commercialization of any products or may result in the Company being unable to continue its operations or otherwise capitalize on its business opportunities. In addition, if the Merger Transaction is not completed prior to June 20, 2025, or at all, the Company will be in immediate default under the terms of our LSA, and will also be at substantial risk of defaulting on our cash covenants thereunder and at risk of liquidation or bankruptcy.
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
The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative United States GAAP as included in the Accounting Standard Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2025 and 2024.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the "2024 Annual Report on Form 10-K").
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
Significant accounting policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2025 are consistent with those discussed in Note 2 to the consolidated financial statements included in the Company’s 2024 Annual Report on Form 10-K.
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
Recent accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding taxes paid both in the U.S. and foreign jurisdictions. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period. The Company is currently evaluating the impact to its income tax disclosures.
In March 2024, the FASB issued ASU 2024-01, Compensation-Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This update clarifies the scope of "Profit Interest" and similar awards and adds an illustrative example to the existing ASC 718 standard that includes four fact patterns to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether a profits interest award should be accounted for in accordance with Topic 718. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The amendments in this ASU should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) prospectively to profits interest and similar awards granted or modified on or after the date at which the entity first applies the amendments. The adoption of this standard had no material impact on the Company's consolidated financial statements and disclosures.
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
3. Product revenue and reserves
For the three months ended March 31, 2025 and 2024, the Company recorded $38.7 million and $18.6 million, respectively, of product revenue. Product revenue by therapy represents:

	For the three months ended March 31,
	2025	2024
ZYNTEGLO	$26,307	$18,561
LYFGENIA	12,405	—
SKYSONA	—	—
Total product revenue, net	$38,712	$18,561
Four individual customers accounted for 50% of product revenue for the three months ended March 31, 2025 and six individual customers accounted for 100% of product revenue for the three months ended March 31, 2024.
The Company considers there to be revenue concentration risks for customers that represent product revenues that exceed 10% of total product revenue. The concentration of the Company’s product revenue within a particular customer may have a material adverse effect on the Company’s revenue and results of operations if sales with the respective customer experience difficulties. All product revenue during the three months ended March 31, 2025 and 2024 were within the United States.
The following table summarizes an analysis of the change in reserves for gross to net deductions for the periods indicated:

Total
Balance at December 31, 2024	$25,652
Provision for rebates	7,104
Payments/credits	—
Balance at March 31, 2025	$32,756

4. Fair value measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

Description	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2025
Assets:
Cash and cash equivalents	$78,744	$78,744	$—	$—
Due from factor:
Beneficiary interest in factored invoices	2,873	—	—	2,873
Total	$81,617	$78,744	$—	$2,873
December 31, 2024
Assets:
Cash and cash equivalents	$62,305	$62,305	$—	$—
Due from factor:
Beneficiary interest in factored invoices	3,094	—	—	3,094
Other non-current liabilities
Warrant liability	856	—	—	856
Total	$66,255	$62,305	$—	$3,950

Cash and cash equivalents
The Company considers all highly liquid securities with original final maturities of 90 days or less from the date of purchase to be cash equivalents. As of March 31, 2025 and December 31, 2024, cash and cash equivalents comprise funds in cash and money market accounts held at multiple banking and asset management institutions.

Factoring agreement
Due from factor classified as Level 3 within the valuation hierarchy consists of beneficiary interest in transferred invoices. The Company estimates the fair value of the beneficiary interest based on the estimated cash flows after applying counterparty and credit risk adjustments associated with the factoring agent and distributors, respectively. As of March 31, 2025, no adjustment to the beneficiary interest in invoices sold was deemed an unobservable input and was determined based from ongoing credit evaluations and historical experience with aging of such invoices, among other factors. A significant change to this input could result in a significantly lower fair value measurement.
The following table shows a reconciliation of the beginning and ending balances for due from factor Level 3 financial asset measured at fair value on a recurring basis for the three months ended March 31, 2025:

For the three months ended March 31,
2024
Balance at December 31, 2024	$3,094
Beneficiary interest obtained in transferred invoices	4,630
Beneficiary interests de-recognized from previously transferred invoices	(4,930)
Accrual for factor reserve deficiency	—
Change in accrual for anticipated loss on sale of invoices	79
Balance at March 31, 2025	$2,873

Common stock warrants

On March 15, 2024, in connection with its debt issuance (see Note 8, Term loan debt), the Company issued warrants to a lender to purchase shares of the Company’s common stock at an exercise price of $29.00 per share. On August 13, 2024, the Company amended the exercise price of the warrants to be the lesser of $20.60 per share and the price per share of the Company’s first financing event within six months of August 13, 2024 or February 13, 2025. As a result of the modification, the warrants were reclassified from additional paid-in-capital within stockholders' equity (deficit) to other non-current liabilities on the condensed consolidated balance sheet at their fair value as of the modification date. The Company did not complete a financing event as of February 13, 2025, and the exercise price of the warrants became fixed at $20.60 per share, subject to certain antidilution adjustments. As of February 13, 2025, the warrants met the criteria for equity classification and were reclassified from liabilities to additional paid-in-capital at fair value. The warrants were adjusted to fair value at February 13, 2025 through “other income (expense)” on the condensed consolidated statements of operations and comprehensive loss.
The warrants were reclassified to equity at their fair value as of February 13, 2025 using the Black-Scholes option-pricing model and the following assumptions: no dividend yield, exercise price of $20.60, stock price of $7.25 per share, expected volatility of 96.8%, risk free rate of 4.4%, and expected term of 6 years, equal to the life of the warrant.
The following table shows a reconciliation of the beginning and ending balances for other non-current liabilities due from factor Level 3 financial liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025:

For the three months ended March 31,
2025
Balance at December 31, 2024	$856
Change in fair value	(231)
Reclassification of liability-classified warrants to equity	(625)
Balance at March 31, 2025	$—
5. Inventory
Inventory, net, consists of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Raw materials	$4,340	$2,785
Work in progress	69,486	58,665
Finished goods	9,457	3,567
Inventory	$83,283	$65,017
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
Due to Factor
For the three months ended March 31, 2025 and 2024, the Company collected $54.7 million and $15.1 million, respectively, in cash receipts prior to an unconditional right to consideration and de-recognized $41.7 million and $15.1 million, respectively, of due to factor amounts as a result of patient drug product infusions.
Amounts presented as due to factor on the condensed consolidated balance sheets would be subject to payment based on the repurchase requirements that exist prior to the infusion date in the factoring agreement.
Due from Factor
For the three months ended March 31, 2025 and 2024, the company obtained $4.6 million and $1.6 million, respectively, of beneficiary interest in invoices and de-recognized $4.9 million and $1.1 million, respectively, in beneficiary interest in invoices.
Uncollected amounts presented as due from factor on the consolidated balance sheets are net of accrued fees of $0.3 million and $0.1 million, at March 31, 2025 and 2024, respectively. The maximum loss exposure is $3.2 million and $1.1 million at March 31, 2025 and 2024, respectively.
The total loss from the sale of customer invoices is estimated on the patient infusion date of the drug product and was $1.2 million and $0.3 million, respectively, for the three months ended March 31, 2025 and 2024. In addition to the loss from the sale of invoices, the Company has incurred $0.2 million and $0.4 million, respectively, in servicing fees for the three months ended March 31, 2025 and 2024.
7. Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of March 31, 2025	As of December 31, 2024
Accrued CMO and CRO costs	$27,596	$30,625
Accrued employee compensation	15,904	14,437
Accrued rebates	32,767	25,652
Accrued goods and services	1,411	1,475
Accrued professional fees	8,283	5,354
Other sublease rent liability	216	3,370
Other	7,932	5,062
Total accrued expenses and other current liabilities	$94,109	$85,975
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
Originally, and in accordance with the Third Amendment, the Company was able to draw the second tranche of $25.0 million during the period commencing on the date the Company has (x) received at least $75.0 million in gross cash proceeds from qualified financing transactions by December 20, 2024 and (y) completed patient starts (cell collections) for at least 50 LYFGENIA patients by March 31, 2025 or 70 LYFGENIA patients by June 30, 2025 (collectively, the “Tranche 2 Milestone”) and ending on the earlier of (i) the date that is 30 days immediately following achievement of the Tranche 2 Milestone and (ii) July 31, 2025. The Company did not reach $75.0 million in gross cash proceeds from qualified financing transactions by December 20, 2024, and as such this second tranche is no longer available.
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
The 2024 Term Loan is collateralized by substantially all the Company’s assets. In addition to other covenants, the 2024 Term Loan contains affirmative covenants as well as certain financial covenants, including a minimum cash coverage requirement of 45% of the outstanding principal of the term loan. The Company was in compliance with the minimum cash coverage covenant as of March 31, 2025, but the Company projects that it may not maintain its minimum cash coverage requirement within the next 12 months (see the Company's going concern assessment in Note 1, Description of the business). As such, the Term Loan is presented as a current liability as of March 31, 2025.
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
In connection with the Third Amendment, the Company agreed to amend the exercise price of the Warrants to purchase shares of the Company’s common stock from $29.00 per share to the lesser of the volume weighted average price (“VWAP”) of the Company’s common stock for the ten-day period preceding August 13, 2024 (determined to be $20.60), and the price per share of the Company’s first financing event within six months of the Third Amendment date, or February 13, 2025. As the modification only impacts the exercise price, the amendment does not impact the number of shares the lenders may purchase pursuant to the Warrants. As of March 31, 2025, the Company had issued 0.1 million warrants associated with the Initial Loan (“Initial Warrants”) to purchase common stock and a contractual life of 7 years from the Effective Date.
As a result of the Third Amendment, the price adjustment feature on the warrant exercise price is affected by variables that are extraneous to the pricing of a fixed-for-fixed option or forward contract on common shares, and therefore, the Initial Warrants were reclassified from additional paid-in-capital within stockholders' equity (deficit) to other non-current liabilities on the Condensed Consolidated Balance Sheet (see Note 4, Fair value measurements). Upon modification of the warrants at the Third Amendment date, the Company recorded the incremental increase in fair value of $0.2 million as debt discount which will be amortized over the life of the Initial Loan at an effective interest rate of 16%. During the period ended March 31, 2025, the warrant price adjustment feature expired and the warrants met the criteria for equity classification. The warrants were reclassified from liabilities to additional paid-in-capital at fair value. Refer to Note 4, Fair value measurements for further information.

On February 21, 2025, the Company and Hercules entered into an amendment to the LSA (the “Fifth Amendment”). Pursuant to the Fifth Amendment, the parties agreed to, among other things: (i) amendments to the required amount of the minimum cash covenant under the LSA, (ii) addition of an event of default that will be triggered if (a) the Merger Agreement is terminated (other than as a result of the consummation of the Merger Transaction) or amended in a manner materially adverse to the Lenders or (b) the change of control contemplated by the Merger Agreement does not occur on or prior to April 25, 2025, which may be extended to May 23, 2025 and further extended to June 20, 2025, in each case, in accordance with the terms thereof, and (iii) waiver of the Company's requirement to comply with the net product revenue covenant in the LSA, from the effective date of the Fifth Amendment until the termination of the Merger Agreement (other than as a result of the consummation of the Merger Transaction). If an event of default is triggered, including the failure of the Merger Transaction to be completed within the expected timeframe, or at all, the Company will be at risk of liquidation or bankruptcy.

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
For the three months ended March 31, 2025 and 2024, the Company recorded approximately $2.9 million and $0.5 million, respectively, in interest expense associated with the Term Loans, inclusive of amounts related to the debt discount.
9. Leases
The Company leases certain office and laboratory space, primarily located in Somerville, Massachusetts. Additionally, the Company has embedded leases through its agreements with CMOs and a contract testing organization ("CTO") in both the United States and internationally. Except as described below, there have been no material changes in lease obligations from those disclosed in Note 11 to the consolidated financial statements included in the Company's 2024 Annual Report on Form 10-K.
Termination of Lease

On February 13, 2025, the Company executed a termination agreement (the “Termination Agreement”) with its sublessor and sub-sublessee related to certain office space located at 50 Binney Street in Cambridge that the Company had subleased in 2019 and subsequently sub-subleased out in 2021. Upon entering into the sublease, the Company had executed as a security deposit a $40.1 million cash-collateralized letter of credit. Under the Termination Agreement, the sublessor agreed to enter into a sublease agreement (the “New Sublease Agreement”) directly with the sub-sublessee, thereby releasing the Company of all obligations as sublessee under the sublease and as sub-sublessor under the sub-sublease, including the release of $30.1 million of the security deposit, which was classified within restricted cash and other non-current on the Company’s balance sheet as of December 31, 2024. The remaining $10.0 million of the security deposit, which was also classified within restricted cash and other non-current assets on the Company’s balance sheet as of December 31, 2024 and March 31, 2025, will remain in a cash-collateralized letter of credit until termination or expiration of the prime lease. During the first quarter of 2025, the $30.1 million security deposit was released and reclassified to cash and cash equivalents on the condensed consolidated balance sheet as of March 31, 2025, the Company wrote off the associated right-of-use asset, operating lease liability, and the rent receivable due from the sub-sublease and recognized a loss of $3.9 million within Other income, net on the condensed consolidated statements of operations and comprehensive loss.
Embedded leases
Periodically, throughout the three months ended March 31, 2025, the Company amended several of its embedded contract manufacturing leases, some of which were accounted for as lease modifications under ASC 842. The lease modifications primarily relate to the execution of new statements of work with the vendors or the extension of contractual terms.

As it relates to embedded leases related to drug product manufacturing and quality testing, due to lease modification adjustments and amortization, the Company increased its finance lease right-of-use assets in the amount of $7.3 million during the three months ended March 31, 2025.
As it relates to embedded leases related to drug substance manufacturing, due to lease modification adjustments and amortization, the Company decreased its finance lease right-of-use assets in the amount of $6.9 million during the three months ended March 31, 2025.
Summary of all lease costs recognized under ASC 842
The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating and finance leases for the three months and three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024

Finance leases
Interest expense	$1,624	$4,347
Amortization expense	14,474	14,328
Total fixed finance lease cost	$16,098	$18,675
Operating leases
Fixed lease cost	$6,935	$9,486
Total fixed operating lease cost	$6,935	$9,486
Variable lease cost	12,882	6,043
Short-term lease cost	67	76
Total lease cost	$35,982	$34,280

Operating sublease income	$3,189	$10,346

Cash paid in the measurement of lease liabilities
Operating cash flows used for operating leases	4,432	2,844
Operating cash flows used for finance leases	233	1,411
Financing cash flows for finance leases	28,019	22,210
Supplemental balance sheet information related to leases was as follows:

	As of	As of
	March 31, 2025	March 31, 2024
Weighted average remaining lease term - finance leases	1.29 years	1.42 years
Weighted average discount rate - finance leases	11.48%	14.45%
Weighted average remaining lease term - operating leases	6.40 years	6.75 years
Weighted average discount rate - operating leases	6.95%	7.00%
As of March 31, 2025, future minimum commitments under ASC 842 under the Company’s leases were as follows (in thousands):

	Operating Leases	Financing Leases
Remaining Lease Payments
Remainder of 2025	$5,459	$71,077
2026	5,053	15,174
2027	5,187	3,359
2028	5,324	1,375
2029	3,821	—
2030 and thereafter	10,366	—
Total	$35,210	$90,985
Less: Imputed Interest	(6,672)	(4,065)
Present Value of Lease Liabilities	$28,538	$86,920
10. Commitments and contingencies
Lease commitments
The Company leases certain office and laboratory space and has embedded leases at CMOs and a CTO. As of March 31, 2025, the Company has commitments arising from forward starting leases that have not yet commenced related to an embedded equipment lease with a CMO. These leases are expected to commence in the third quarter of 2025. These leases have an initial term of approximately three years, respectively. Fixed commitments under these contracts approximate $49.9 million. The following table presents the non-cancelable contractual obligations arising from this arrangement as of March 31, 2025 (in thousands):

Future commitment
Remainder of 2025	$7,313
2026	17,659
2027	17,659
2028	7,229
2029	—
2030 and thereafter	—
Total purchase commitments	$49,860
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
On October 21, 2021, San Rocco Therapeutics, LLC, formerly known as Errant Gene Therapeutics, LLC, filed a complaint against us in the United States District Court for the District of Delaware for alleged infringement of U.S. Patent Nos. 7,541,179 and 8,058,061. The term of U.S. Patent No. 8,058,061 already expired on November 25, 2022, and U.S. Patent No. 7,541,179 expired on May 13, 2024. The allegations relate to our use of the BB305 lentiviral vector, including in connection with the beti-cel program and seeks injunctive relief and money damages. On February 21, 2022, the parties stipulated to amend the case caption, in light of the plaintiff’s name change, from Errant Gene Therapeutics, LLC to San Rocco Therapeutics, LLC ("SRT"). The Court granted this stipulation and, accordingly, the case is now captioned, San Rocco Therapeutics, LLC v. bluebird bio, Inc. and Third Rock Ventures, LLC, C.A. No. 21-1478-RGA. On April 6, 2022, we—along with Third Rock

Ventures, LLC—filed a motion seeking various relief including to stay the proceedings and compel arbitration on two threshold issues, which we argued warranted complete dismissal of the action as a matter of law, regardless of the merits of SRT’s underlying infringement claims. On July 26, 2022, the Court granted our request to stay the proceedings and issued an Order compelling the parties to arbitrate the threshold issues we raised. On February 7, 2023, the Arbitrator issued a final award finding in favor of SRT on both threshold issues, thereby enabling SRT to pursue its claims for alleged infringement. On March 1, 2023, the parties jointly stipulated, subject to the approval of the United States District Court for the District of Delaware, to lift the stay.  The Court lifted the stay on March 2, 2023, and on March 31, 2023, we filed our answer to SRT's complaint with counterclaims asserting that we do not infringe the patents-in-suit and that the patents-in-suit are invalid. Also, on April 22, 2024, the Patent Trial & Appeal Board of the U.S. PTO found that our two petitions for inter partes review did not show by a preponderance of the evidence that the challenged claims of the patents-in-suit are unpatentable, and we filed notices of appeal with the U.S. Court of Appeals for the Federal Circuit on June 21, 2024. Our opening brief was filed on December 20, 2024, SRT's responsive brief was filed on March 28, 2025, and our reply brief is due May 19, 2025. On June 17, 2024, the Court entered a claim construction order in bluebird's favor. On July 17, 2024, the Court granted our request for leave to file a case-dispositive motion for summary judgment of noninfringement, and on July 25, 2024, the Court ordered a stay of discovery pending a decision on the summary judgment motion. On August 1, 2024, we filed our motion for summary judgment of noninfringement, SRT filed an opposition on September 3, 2024 and we filed our reply on September 17, 2024. Briefing is now complete, and oral argument was heard on April 23, 2025. We plan to vigorously defend against SRT's claims in this action.
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
As of the filing of this Quarterly Report on Form 10-Q, four purported stockholders have filed lawsuits relating to the Merger Transaction (the “Lawsuits”): one on March 10, 2025, captioned Laughlin et al. v. bluebird bio, Inc., et al., No. 1:25-cv-02497 (N.D. Ill.), which was voluntarily dismissed with prejudice by the plaintiff on April 15, 2025; one on March 13, 2025, captioned Jones v. bluebird bio, Inc., et al., No. 651420/2025 (Sup. Ct. N.Y. Cnty.); two on March 17, 2025, captioned Kent v. bluebird bio, Inc., et al., No. 651424/2025 (Sup. Ct. N.Y. Cnty.), and Smith v. bluebird bio, Inc., et al., No. 1:25-cv-02802 (N.D. Ill.). Additionally, seventeen purported stockholders of bluebird have sent demand letters to the Company related to the Merger Transaction (the “Demand Letters”). Collectively, the Lawsuits and Demand Letters are referred to herein as the “Actions”.
Apart from the above, there have been no other material changes in claims and complaints from those disclosed in Note 12 to the consolidated financial statements included in the Company's 2024 Annual Report on Form 10-K.
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
11. Equity
On December 12, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, effective December 12, 2024 at 5:00 p.m. Additionally, all share and per-share amounts have been retroactively adjusted to reflect the Reverse Stock Split in these condensed consolidated financial statements.
12. Stock-based compensation
In June 2023, the Company’s stockholders approved the bluebird bio, Inc. 2023 Incentive Award Plan (the “2023 Plan”), which replaced the 2013 Stock Option and Incentive Plan (“2013 Plan”). Following approval of the 2023 Plan, no further awards will be granted under the 2013 Plan. The Company also maintains the 2021 Inducement Plan (the “2021 Plan”), pursuant to which equity-based awards may be granted to new hires. As of March 31, 2025, the total number of shares of common stock available for issuance under the 2023 Plan was approximately 0.9 million, and the total number of shares of common stock available for issuance under the 2021 Plan was less than 0.1 million.
Stock-based compensation expense
The Company recognized stock-based compensation expense totaling $1.7 million and $3.8 million during the three months ended March 31, 2025 and 2024, respectively. Stock-based compensation expense recognized by award type is included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended March 31,
	2025	2024
Stock options	$714	$1,230
Restricted stock units	922	2,451
Employee stock purchase plan and other	24	80
	$1,660	$3,761
Stock-based compensation expense by classification included within the condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	For the three months ended March 31,
	2025	2024
Cost of product revenue	321	491
Selling, general and administrative	1,021	2,335
Research and development	146	935
Restructuring Expenses	172	—
	$1,660	$3,761
During the three months ended March 31, 2025 and 2024, the Company had $0.2 million and $0.3 million of stock compensation expense that was capitalized into inventory.
Stock options
The following table summarizes the stock option activity under the Company’s equity award plans excluding awards held by employees of 2seventy bio:

	Shares (in thousands)	Weighted- average exercise price per share
Outstanding at December 31, 2024	330	$157.66
Granted	—	$—
Exercised	—	$—
Canceled, forfeited, or expired	(31)	$159.55
Outstanding at March 31, 2025	299	$157.47
Exercisable at March 31, 2025	151	$265.10
Vested and expected to vest at March 31, 2025	151	$265.10
During the three months ended March 31, 2025, no stock options were exercised.
Restricted stock units
The following table summarizes the restricted stock unit activity under the Company’s equity award plans excluding awards held by employees of 2seventy bio:

	Shares (in thousands)	Weighted- average grant date fair value
Unvested at December 31, 2024	243	$60.48
Granted	1	$8.34
Vested	(62)	$81.51
Forfeited	(25)	$64.63
Unvested at March 31, 2025	157	$51.45
Employee stock purchase plan
In June 2013, the Company's board of directors adopted its 2013 Employee Stock Purchase Plan (“2013 ESPP”), which authorized the initial issuance of up to a total of 11,900 shares of the Company’s common stock to participating employees. In June 2021, the Company amended the 2013 ESPP to authorize an additional approximately 0.1 million shares of the Company’s common stock available to participating employees. During each of the three months ended March 31, 2025 and 2024, there were no shares of common stock issued under the 2013 ESPP.
13. Income taxes
Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax basis of assets and liabilities using statutory rates. A valuation allowance is recorded against deferred tax assets if it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against the Company’s otherwise recognizable net deferred tax assets. The Company recognized $0.1 million of tax expense during the three months ended March 31, 2025.
14. Net loss per share
The following common stock equivalents were excluded from the calculation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect (in thousands):

	For the three months ended March 31,
	2025	2024
Outstanding stock options(1)	339	395
Restricted stock units(1)	157	272
Warrants	129	129
ESPP shares and other	12	4
	637	800
(1) Outstanding stock options and restricted stock units include awards outstanding to employees of 2seventy bio.

Net loss per share for the three months ended March 31, 2025 and 2024 was $2.98 and $7.23, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission, or the SEC, on March 27, 2025 (the "2024 Annual Report on Form 10-K").
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
In March 2024, we entered into a five-year term loan facility agreement (the "Loan Agreement") with Hercules Capital, Inc. ("Hercules") to secure debt financing for up to $175.0 million, available in four tranches. We amended the Loan Agreement on April 30, 2024, July 9, 2024, August 13, 2024, August 29, 2024 and February 21, 2025.
As of March 31, 2025, we had cash and cash equivalents of approximately $78.7 million. Absent the sale of our PRVs, we have never been profitable and have incurred net losses in each year since inception. Our net loss was $29.1 million for the three months ended March 31, 2025 and our accumulated deficit was $4.5 billion as of March 31, 2025. Substantially all of our net losses resulted from costs incurred in connection with our research and development programs and from selling, general and administrative costs associated with our operations, and cost of product revenue. We expect to continue to incur significant expenses and operating losses for the foreseeable future, if and as we:
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
Business update
On February 21, 2025, we announced that we entered into an Agreement and Plan of Merger with Beacon Parent Holdings, L.P., a Delaware limited partnership ("Parent"), and Beacon Merger Sub, Inc., a Delaware corporation ("Merger Sub"), and on May 13, 2025, we entered into an amendment to the Agreement and Plan of Merger with Parent and Merger Sub (as amended, the "Merger Agreement"). Pursuant to the Merger Agreement, Merger Sub is conducting a cash a tender offer to acquire any and all of the outstanding shares of our common stock, for, at the stockholder's election, either (i) (a) $3.00 per share in cash, plus (b) one contingent value right (each, a "CVR") per share, representing the right to receive a non-tradeable contingent payment of $6.84 in cash, or (ii) $5.00 per share in cash, in each case subject to any applicable withholding taxes and without interest thereon (the "Merger Transaction"). On March 7, 2025, Parent and Merger Sub commenced a tender offer to acquire any and all of the outstanding shares of our common stock. We expect the Merger Transaction will be completed in the first half of 2025, and as such, it is not included in our going concern assessment.
We had cash and cash equivalents of approximately $78.7 million as of March 31, 2025.
We have also entered into amendments to the Loan Agreement to facilitate adequate liquidity to position us to maintain operations through the closing of the Merger Transaction.
Based on current forecasts, which assume continued cost-saving initiatives, continued deferment of certain payments to vendors, and continued collaborative engagement from Hercules, we expect our existing cash and cash equivalents will enable us to fund our operations into June 2025 and through the anticipated closing of the Merger Transaction. If the Merger Transaction does not close, we will be in immediate default under the terms of our LSA and will also be at substantial risk of defaulting on our cash covenants thereunder. Upon the occurrence of an event of default, the Lender has the right to require us to repay the Term Loans immediately, which we would be unable to do given our current cash position, and as a result we may need to seek bankruptcy protection.
We have based our cash runway estimate on assumptions of revenues and operating costs that may prove to be wrong. Our cash runway estimate does not include use of our restricted cash, which as of March 31, 2025 was $13.6 million. The restricted cash was unavailable for use as of March 31, 2025, and we believe it is unlikely to be released in the near term. In addition, our future net product revenues will depend upon the demand for our products; the size of the markets for our products; our ability to achieve and maintain sufficient market acceptance and adequate market share in those markets; reimbursement from third-party payers; and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, we may be unable to maintain operations into June 2025 and through the anticipated closing of the Merger Transaction.
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
Merger Agreement
On February 21, 2025, we announced that we entered into an Agreement and Plan of Merger with Parent and Merger Sub, and on May 13, 2025, the Company entered into an amendment to the Agreement and Plan of Merger with Parent and Merger Sub (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub is conducting a tender offer to acquire any and all of the outstanding shares of the Company's common stock, for, at the stockholder’s election, either (i) (a) $3.00 per share in cash, plus (b) one contingent value right (each, a "CVR") per share, representing the right to receive a non-tradeable contingent payment of $6.84 in cash, or (ii) $5.00 per share in cash, in each case subject to any applicable withholding taxes and without interest thereon. On March 7, 2025, Parent and Merger Sub commenced a tender offer (the "Offer") to acquire any and all of the outstanding shares of our common stock, par value $0.01 per share (the “Shares”). The transaction is expected to close in the first half of 2025, subject to the tender of a majority of the Shares and other customary closing conditions.
Our Board of Directors unanimously determined that the Merger Agreement and the transactions contemplated by the Merger Agreement, including the Offer and the Merger Transaction, are advisable, fair to, and in our and our stockholders' best interests and declared it advisable for us to enter into the Merger Agreement.
Financial operations overview
Product revenue
Our revenues were derived from product revenues associated with the sale of SKYSONA, ZYNTEGLO, and LYFGENIA.
Other revenue
We have recognized an immaterial amount of revenue associated with grants.
Cost of product revenue
Cost of product revenue includes costs associated with the manufacture and sale of SKYSONA, ZYNTEGLO, and LYFGENIA.
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

	For the three months ended March 31,
	2025	2024
	(in thousands)
LYFGENIA (lovo-cel)	$2,828	$7,085
SKYSONA (eli-cel)	1,779	469
ZYNTEGLO (beti-cel)	944	1,889
Preclinical programs	130	33
Total direct research and development expense	5,681	9,476
Employee-and contractor-related expenses	5,474	7,831
Stock-based compensation expense	146	935
Laboratory and other expenses	1,283	1,785
Facility expenses	5,137	5,045
Total other research and development expenses	12,040	15,596
Total research and development expense	$17,721	$25,072

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
During the three months ended March 31, 2025, there were no material changes to our critical accounting policies as reported in our 2024 Annual Report on Form 10-K, except as otherwise described in Note 2, Basis of presentation, principles of consolidation and significant accounting policies, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
Comparison of the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024	Change
	(in thousands)
Revenue:
Product revenue, net	$38,712	$18,561	$20,151
Other revenue	—	12	(12)
Total revenues	38,712	18,573	20,139
Cost of product revenue	12,237	25,864	(13,627)
Gross margin	26,475	(7,291)	33,766
Operating expenses:
Selling, general and administrative	30,261	46,329	(16,068)
Research and development	17,721	25,072	(7,351)
Restructuring expenses	3,100	—	3,100
Total operating expenses	51,082	71,401	(20,319)
Loss from operations	(24,607)	(78,692)	54,085
Interest income	612	2,579	(1,967)
Interest expense	(5,743)	(4,856)	(887)
Other income, net	769	11,165	(10,396)
Loss before income taxes	(28,969)	(69,804)	40,835
Income tax (expense) benefit	(100)	—	(100)
Net loss	$(29,069)	$(69,804)	$40,735

Revenues. Total revenue was $38.7 million for the three months ended March 31, 2025, compared to $18.6 million for the three months ended March 31, 2024. The increase of $20.1 million is primarily attributable to eight additional infusions occurring in the first quarter of 2025 compared to the first quarter of 2024.

Cost of product revenue. Cost of product revenue was $12.2 million for the three months ended March 31, 2025, compared to $25.9 million for the three months ended March 31, 2024. The decrease is primarily attributable to less costs related to excess manufacturing capacity in the first quarter of 2025 compared to the first quarter of 2024.
Selling, general and administrative expenses. Selling, general and administrative expenses were $30.3 million for the three months ended March 31, 2025, compared to $46.3 million for the three months ended March 31, 2024. The net decrease of $16.1 million was primarily attributable to the following:
•$10.4 million of decreased net employee compensation, benefit, and other headcount-related expenses, driven by an overall decrease in headcount and related bonus expense, and $1.3 million decrease in stock-based compensation expense;
•$4.1 million of decreased commercial readiness expense primarily driven by an overall decrease in marketing and advertising expense; and
•$2.6 million of decreased professional services costs.

These decreased costs were partially offset by the following:
•$4.2 million of increased legal fees primarily associated with the Merger Agreement.
Research and development expenses. Research and development expenses were $17.7 million for the three months ended March 31, 2025, compared to $25.1 million for the three months ended March 31, 2024. The net decrease of $7.4 million was primarily attributable to the following:
•$4.8 million of decreased net employee compensation, benefit, and other headcount related expenses, driven by an overall decrease in headcount, and inclusive of a decrease of $0.8 million in stock-based compensation expense; and
•$1.3 million of decreased clinical costs and $1.9 million less in lab expenses.
Restructuring expenses. The increase in restructuring expenses is related to costs associated with the reduction in headcount that occurred in the first quarter of 2025.
Interest income. The decrease in interest income is primarily related to overall decrease in total cash balances in 2025 compared to 2024.
Interest expense. The increase in interest expense is primarily due to interest expense associated with our term loan debt with Hercules that we entered into in March 2024 and charges associated with our factoring agreement, partially offset by a decrease in the interest expense associated with finance lease arrangements.
Other income, net. The decrease in other income, net is primarily attributable to the following:
•$3.9 million non-cash loss on the termination of the 50 Binney lease and sublease in the first quarter of 2025.
•$3.7 million of losses on foreign currency transactions.
•$2.6 million of decreased sublease income due to lease termination of the 50 Binney sublease in the first quarter of 2025.
Liquidity and Capital Resources
As of March 31, 2025, we had cash and cash equivalents of approximately $78.7 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. As of March 31, 2025, our funds are primarily held in U.S. government agency securities and treasuries, and money market accounts with maturities at date of purchase of 90 days or less.
We have incurred losses and cumulative negative cash flows from operations since our inception in April 1992, and as of March 31, 2025, we had an accumulated deficit of $4.5 billion. We expect our research and development expenses to decrease in conjunction with an increase in commercial activities and selling, general and administrative expense due to the commercialization of ZYNTEGLO, SKYSONA, and LYFGENIA.
On February 21, 2025, we announced that we entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will conduct a tender offer to acquire any and all of the outstanding shares of our common stock. We expect the Merger Transaction will be completed in the first half of 2025, and as such, it is not included in our going concern assessment.
Based on current forecasts, which assume continued cost-saving initiatives, continued deferment of certain payments to vendors, and continued collaborative engagement from Hercules, we expect our existing cash and cash equivalents will enable us to fund our operations into June 2025 and through the anticipated closing of the Merger Transaction. If we do not complete the Merger Transaction within the expected timeframe, or at all, we will be at default of covenants in the LSA and at risk of liquidation or bankruptcy.
We have based our cash runway estimate on assumptions of revenues and operating costs that may prove to be wrong. Our cash runway estimate does not include use of our restricted cash of $13.6 million, which was unavailable for use as of March 31, 2025, and is unlikely to be released in the near term. In addition, our future net product revenues will depend upon the demand for our products; the size of the markets for our products; our ability to achieve and maintain sufficient market acceptance, and adequate market share in those markets; reimbursement from third-party payers; and the performance of drug product subject to outcome-based programs. As a result, we could deplete our capital resources sooner than we currently expect. If, for any reason, our revenues or our expenses differ materially from our assumptions or we utilize our cash more quickly than anticipated, we may be unable to maintain operations into June 2025 and through the anticipated closing of the Merger Transaction.
We have funded our operations principally from the sale of common stock in public offerings, the Loan Agreement, and the sale of the two PRVs. The following is a summary of recent financing transactions:
•In the first quarter of 2023, we sold our second PRV for aggregate net proceeds of $92.9 million.
•In the first quarter of 2023, we sold 1.2 million shares of common stock (inclusive of shares sold pursuant to an option to the underwriters in connection with the offering) in an underwritten public offering at a price of $120.00 per share for aggregate net proceeds of $130.5 million.
•In August 2023, we entered into an Open Market Sales Agreement (the "Sales Agreement") with Jefferies LLC ("Jefferies") to sell shares of our common stock up to $125.0 million, from time to time, through an “at the market” equity offering program under which Jefferies will act as sales agent. As of March 31, 2025, we have made no sales pursuant to the Sales Agreement.
•In December 2023, we sold 4.2 million shares of common stock in an underwritten public offering at a price of $30.00 per share for aggregate net proceeds of $118.1 million.
•In March 2024, we entered into the Loan Agreement for up to $175.0 million in debt financing.
Sources of Liquidity
Cash Flows
The following table summarizes our cash flow activity:

	For the three months ended March 31,
	2025	2024
	(in thousands)

Net cash (used in) operating activities	$(43,442)	$(74,676)
Net cash provided by (used in) investing activities	3,102	(655)
Net cash provided by financing activities	26,709	64,645
Net (decrease) increase in cash, cash equivalents and restricted cash	$(13,631)	$(10,686)

Operating Activities. The $31.2 million decrease in cash used in operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to the decrease in net loss of $40.7 million, the increase in net working capital of $14.7 million, net changes of other non-cash items of $1.2 million, and by an increase in depreciation and amortization expense of $0.1 million.

Investing Activities. The $3.8 million increase in cash provided by investing activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to proceeds from previously transferred invoices associated with our factoring arrangement.

Financing Activities. The $37.9 million decrease in cash provided by financing activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to proceeds from the issuance of debt and warrants of $71.3 million in the three months ended March 31, 2024 primarily offset by an increase in the proceeds from the transfer of invoices from our factoring arrangement of $39.6 million during the three months ended March 31, 2025.
Contractual Obligations and Commitments
Except as discussed in Note 9, Leases, and Note 10, Commitments and contingencies, in the Notes to Condensed Consolidated Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q, there have been no material changes to our contractual obligations and commitments as included in our 2024 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risk related to changes in interest rates. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $78.7 million and $62.3 million, respectively, primarily invested in U.S. government agency securities and treasuries, corporate bonds, commercial paper, equity securities, and money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)- 15(e) and 15(d)- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below.
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
The remediation plan includes a number of enhanced activities that reflect a continuation of activities the Company had started to undertake during the 2023 financial close process, which, due to the delayed filing of its 2023 financial statements, had started during the third quarter of 2024. We believe that the actions outlined above will remediate the material weakness once a sufficient period of time has passed for management to conclude, through testing, that these controls are operating effectively. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the material weakness expeditiously.
Changes in Internal Control over Financial Reporting
Other than the changes associated with the material weakness and corresponding remediation procedures described above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13(a)-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On October 21, 2021, San Rocco Therapeutics, LLC, formerly known as Errant Gene Therapeutics, LLC, filed a complaint against us in the United States District Court for the District of Delaware for alleged infringement of U.S. Patent Nos. 7,541,179 and 8,058,061. The term of U.S. Patent No. 8,058,061 already expired on November 25, 2022, and U.S. Patent No. 7,541,179 expired on May 13, 2024. The allegations relate to our use of the BB305 lentiviral vector, including in connection with the beti-cel program and seeks injunctive relief and money damages. On February 21, 2022, the parties stipulated to amend the case caption, in light of the plaintiff’s name change, from Errant Gene Therapeutics, LLC to San Rocco Therapeutics, LLC ("SRT"). The Court granted this stipulation and, accordingly, the case is now captioned, San Rocco Therapeutics, LLC v. bluebird bio, Inc. and Third Rock Ventures, LLC, C.A. No. 21-1478-RGA. On April 6, 2022, we—along with Third Rock Ventures, LLC—filed a motion seeking various relief including to stay the proceedings and compel arbitration on two threshold issues, which we argued warranted complete dismissal of the action as a matter of law, regardless of the merits of SRT’s underlying infringement claims. On July 26, 2022, the Court granted our request to stay the proceedings and issued an Order compelling the parties to arbitrate the threshold issues we raised. On February 7, 2023, the Arbitrator issued a final award finding in favor of SRT on both threshold issues, thereby enabling SRT to pursue its claims for alleged infringement. On March 1, 2023, the parties jointly stipulated, subject to the approval of the United States District Court for the District of Delaware, to lift the stay.  The Court lifted the stay on March 2, 2023, and on March 31, 2023, we filed our answer to SRT's complaint with counterclaims asserting that we do not infringe the patents-in-suit and that the patents-in-suit are invalid. Also, on April 22, 2024, the Patent Trial & Appeal Board of the U.S. PTO found that our two petitions for inter partes review did not show by a preponderance of the evidence that the challenged claims of the patents-in-suit are unpatentable, and we filed notices of appeal with the U.S. Court of Appeals for the Federal Circuit on June 21, 2024. Our opening brief was filed on December 20, 2024, SRT's responsive brief was filed on March 28, 2025, and our reply brief is due May 19, 2025. On June 17, 2024, the Court entered a claim construction order in bluebird's favor. On July 17, 2024, the Court granted our request for leave to file a case-dispositive motion for summary judgment of noninfringement, and on July 25, 2024, the Court ordered a stay of discovery pending a decision on the summary judgment motion. On August 1, 2024, we filed our motion for summary judgment of noninfringement, SRT filed an opposition on September 3, 2024 and we filed our reply on September 17, 2024. Briefing is now complete, and oral argument was heard on April 23, 2025. We plan to vigorously defend against SRT's claims in this action.
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
As of the filing of this Quarterly Report on Form 10-Q, four purported stockholders have filed lawsuits relating to the Merger Transaction (the “Lawsuits”): one on March 10, 2025, captioned Laughlin et al. v. bluebird bio, Inc., et al., No. 1:25-cv-02497 (N.D. Ill.), which was voluntarily dismissed with prejudice on April 15, 2025; one on March 13, 2025, captioned Jones v. bluebird bio, Inc., et al., No. 651420/2025 (Sup. Ct. N.Y. Cnty.); two on March 17, 2025, captioned Kent v. bluebird bio, Inc., et al., No. 651424/2025 (Sup. Ct. N.Y. Cnty.), and Smith v. bluebird bio, Inc., et al., No. 1:25-cv-02802 (N.D. Ill.). Additionally, seventeen purported stockholders of bluebird have sent demand letters to the Company related to the Merger Transaction (the “Demand Letters”). Collectively, the Lawsuits and Demand Letters are referred to herein as the “Actions”.
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

On February 21, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Beacon Parent Holdings, L.P., a Delaware limited partnership (“Parent”), and Beacon Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and on May 13, 2025, the Company entered into an amendment to the Agreement and Plan of Merger with Parent and Merger Sub (as amended, the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub is conducting a tender offer to acquire any and all of the outstanding shares of the Company's common stock, for, at the stockholder’s election, either (i) (a) $3.00 per share in cash, plus (b) one contingent value right (each, a "CVR") per share, representing the right to receive a non-tradeable contingent payment of $6.84 in cash, or (ii) $5.00 per share in cash, in each case subject to any applicable withholding taxes and without interest thereon. On March 7, 2025, Parent and Merger Sub commenced a tender offer to acquire any and all of the outstanding shares of the Company's common stock. The tender offer is currently scheduled to expire on May 29, 2025, subject to certain possible extensions on the terms set forth in the Merger Agreement (as such date and time may be so extended, the “Expiration Time”). Upon the terms and subject to the conditions set forth in the Merger Agreement and in accordance with the DGCL, at the Effective Time (as defined in the Merger Agreement), Merger Sub will merge with and into the Company (the “Merger Transaction”) pursuant to Section 251(h) of the DGCL with the Company as the surviving corporation (the “Surviving Corporation”).
Merger Sub’s obligation to purchase the Shares validly tendered and not validly withdrawn pursuant to the Offer is subject to the satisfaction or waiver of customary conditions, including, among others, (i) there being validly tendered and not validly withdrawn immediately prior to the Expiration Time a number of Shares that, together with any Shares held by Parent, Merger Sub or any of their direct or indirect wholly owned subsidiaries, represents at least one more Share than 50% of the total number of all then outstanding Shares at the Expiration Time (the “Minimum Condition”), (ii) the absence of any law or order that prohibits consummation of the Offer or the Merger Transaction or that has the effect of making the Offer or Merger Transaction illegal, (iii) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to certain materiality standards, (iv) the Company’s compliance and performance in all material respects with its covenants and agreements contained in the Merger Agreement, and (v) the absence of any event, development or circumstance that has occurred since the date of the Merger Agreement that has had or would reasonably be expected to have a material adverse effect on the Company, as well as other customary conditions set forth in Annex A to the Merger Agreement. As a result, there can be no assurance that the Merger Transaction will be consummated. These conditions are described in more detail in the Merger Agreement, which is filed as an exhibit to the Current Report on Form 8-K, filed with the SEC on February 21, 2025, and incorporated herein by reference.
As of May 5, 2025, all regulatory approvals required under the Merger Agreement have been obtained, and the condition regarding receipt of these approvals has been satisfied.
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
•our inability to retain existing key employees or hire new capable employees, given the uncertainty regarding our future, in order to execute on our continuing business operations; For instance, recently we have experienced an increase in attrition of certain key employees, which we are attempting to mitigate with consultants and contract employees;
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
•we could be subject to litigation related to any failure to complete the Merger Transaction; and
•if the Merger Transaction is not completed, we will have depleted capital resources, may be in default of certain covenants under our agreements and will require additional financing to continue to operate; such financing may not be available within the necessary timeframe, on acceptable terms, or at all.
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
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition or merger agreements. Defending against and settling or otherwise resolving these types of claims can result in substantial costs, including costs associated with indemnification of directors and officers, and divert management time and resources. An adverse judgment in any such litigation relating to the Merger Transaction could result in monetary damages, which could have a negative impact on our financial condition. If a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger Transaction, that injunction could delay or prevent the Merger Transaction from being completed, which could negatively impact our business, financial condition, results of operations or our stock price. As of May 14, 2025, four lawsuits challenging the Merger Transaction had been filed on behalf of purported stockholders of the Company, one of which was voluntarily dismissed on April 15, 2025.
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

If the Merger Transaction does not close, which is an event of default under the LSA and puts us at risk of liquidation or bankruptcy, we will have incurred significant additional expenses and will continue to incur net losses for the foreseeable future and we may not become profitable on the timeline we anticipate, or at all. To date, we have financed our operations primarily through our loan agreement with Hercules Capital, Inc., the sale of equity securities and priority review vouchers, and, to a lesser extent, through collaboration agreements and grants from governmental agencies and charitable foundations. We did not generate material revenues from the sale of ZYNTEGLO in the European Union and are just beginning to recognize revenue from our approved products in the U.S. given the treatment cycle time, in which revenue is recognized upon infusion. Our future revenues will depend upon the size of any markets in which our products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payers and adequate market share for our products in those markets.
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
Based on our current business plan as of the date hereof, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. See Part I, Item 2 “Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Liquidity and Capital Resources” of this Quarterly Report on Form 10-Q for a discussion of our expected cash runway. We will need to raise additional funding in order to continue as a going concern. If the Merger Transaction does not close, we will be in immediate default under the terms of our loan agreement with Hercules Capital, Inc. and will also be at substantial risk of defaulting on our cash covenants thereunder. Upon the occurrence of an event of default, the Lender (as defined below) has the right to require us to repay the Term Loans (as defined below) immediately, which we would be unable to do given our current cash position, and as a result we may need to seek bankruptcy protection.
We cannot guarantee that any additional financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity, traditional debt or other debt-like arrangements, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. See also "Risk Factors – “Our existing and any future indebtedness could adversely affect our ability to operate our business”. We could also be required to seek funds through arrangements with collaborative partners or otherwise, which may require us to relinquish rights to some of our technologies or products or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. In addition, our efforts to raise additional funding may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products.
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
Moreover, as a result of volatile market conditions, the cost and availability of capital has been and may continue to be adversely affected. Lenders and institutional investors may reduce, and in some cases, cease to provide credit to businesses and consumers. Continued turbulence in the U.S. market and economy may adversely affect our liquidity and financial condition, including our ability to access the capital markets to meet liquidity needs. See “Risk Factor - Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.” In addition, we maintain the majority of our cash and cash equivalents in accounts with major financial institutions, and our deposits at these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.
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
In order to manage cash flow needs, we have deferred the payment of amounts due to certain of our vendors and suppliers beyond our typical payment cycle. For instance, as of April 30, 2025, we owed approximately $60 million in third-party payables in excess of amounts typically due in recent prior quarters, which includes amounts owed to manufacturing and release testing vendors. These delays may have a negative impact on our relationships with affected vendors and suppliers, who may discontinue work, seek to renegotiate terms of our agreements, or pursue legal action against us. For example, certain of our vendors and suppliers have indicated that without timely payment, they will cease work including, without limitation, vendors assisting us with certain manufacturing expansion projects. As a result, our business, financial condition and results of operations could be materially affected. Furthermore, if the Merger Transaction does not close, the quantity of overdue payables on our balance sheet could negatively impact our ability to raise additional funding.
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
The Term Loans are secured by a lien on substantially all of our assets. We intend to satisfy our current and future debt service obligations with our then-existing cash and cash equivalents. However, we may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under the LSA or any other debt instruments. Failure to make payments or comply with other covenants under the LSA or such other debt instruments could result in an event of default and acceleration of amounts due. Upon the occurrence and continuance of an event of default, the Lender has the right to require us to repay the Term Loans immediately, which we would be unable to do given our current cash position. Other events of default under the LSA include, among others: (i) the occurrence of any event that the Lender interprets as a material adverse effect (including potentially with respect to our declining cash position or negative data results), (ii) a change in control as delineated under the Loan Agreement, (iii) failure of the Merger Transaction to close on or before April 25, 2025, which was extended to May 23, 2025 and may be further extended to June 20, 2025, subject to certain conditions, and (iv) breaches of covenants in the LSA, including, among others, a minimum cash coverage requirement and a covenant that requires us to meet certain revenue levels; if we do not meet our projections, we may be unable to satisfy these covenants. If the Merger Transaction does not close, we project that we may not maintain the minimum cash coverage requirement within the next 12 months. Accordingly, if the Merger Transaction does not close, we will be in immediate default under the terms of the LSA and will also be at substantial risk of defaulting on our cash covenants thereunder. Any declaration by the Lender of an event of default would significantly harm our business and prospects and could cause the price of our common stock to decline or force us to discontinue our operations immediately and seek bankruptcy protection. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.
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
Adverse events or other undesirable side effects caused by our products or any future product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or other comparable foreign regulatory authorities. A potentially significant risk in any gene therapy product using viral vectors that can integrate into the genome is that the vector will insert in or near cancer-causing genes, leading to the proliferation of certain cellular clones that could cause cancer in the patient, known as insertional oncogenesis. For instance, multiple patients with CALD treated with eli-cel (now SKYSONA) in our clinical studies have been diagnosed with myelodysplastic syndrome (“MDS”), or acute myeloid leukemia ("AML"), likely mediated by Lenti-D LVV insertion. SKYSONA’s label includes a boxed warning for the known risk of hematologic malignancy and, accordingly, we expect additional cases to arise over time. In April 2024, the boxed warning was revised to include updated information on hematologic malignancies diagnosed in our clinical study patients, as well as other updates to monitoring procedures and alternative treatment options. We continue to closely monitor potential cases of hematologic malignancy in patients treated with SKYSONA and we are communicating regularly with treating physicians and regulatory authorities. In November 2024, the FDA published a notice indicating that it was investigating SKYSONA with respect to serious risks of hematologic malignancies, based on cases of MDS and AML observed in patients previously enrolled in our clinical trials for eli-cel. We received a notification from FDA, dated April 3, 2025, requesting certain revisions to the labeling for SKYSONA to reflect additional cases of hematologic malignancy and update safety information. We responded on April 30, 2025 and we anticipate the revised label will include an updated number of patients diagnosed with malignancies as well as a change in the SKYSONA indication. No cases of insertional oncogenesis have been identified in patients treated with ZYNTEGLO or LYFGENIA. There are no planned updates to the ZYNTEGLO and LYFGENIA labels at this time.
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

Certain of our upstream manufacturers are outside of the United States. Recently, the U.S. government has initiated substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs on certain foreign goods, and has indicated an intention to impose tariffs on imported pharmaceutical products. In response to these tariffs, foreign governments, including Canada, China and Mexico, have instituted or are considering imposing tariffs on certain U.S. goods, in addition to other retaliatory measures. If the U.S. imposes tariffs or other trade barriers on pharmaceutical products, and in response foreign countries take further retaliatory trade measures, our business could be adversely affected.
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
Disruptions at the FDA and other government agencies caused by changing presidential administrations and related priorities, funding shortages, staffing limitations, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including reductions in force or hiring freezes, government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions, including uncertainty associated with the new presidential administration in the United States. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA may also slow the time necessary for new drugs, medical devices and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.
Separately, in response to the global COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations any resurgence of the virus or emergence of new variants may lead to inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns, funding shortages or staffing limitations prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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

If the Merger Transaction does not close, we expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase, and they may increase further as competitors enter the market. If the Merger Transaction does not close we will be in immediate default under the terms of our LSA, and will also be at substantial risk of defaulting on our cash covenants thereunder. Upon the occurrence of an event of default, the Lender has the right to require us to repay the Term Loans immediately, which we would be unable to do given our current cash position, and as a result we may need to seek bankruptcy protection. Even if we are able to generate material product revenues, we may not become profitable under these circumstances and may need to obtain additional funding to continue operations.
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
For any regulatory approvals that we have or may receive, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our products and/or any future product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and GCPs for any clinical trials that we may conduct. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. Even though we have obtained regulatory approval in the U.S. for ZYNTEGLO, SKYSONA and LYFGENIA, any regulatory approvals we receive will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of such product, and such approvals may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA typically advises that patients treated with integrating gene therapy undergo follow-up observations for potential adverse events for a 15-year period. Furthermore, we have agreed to provide confirmatory long-term clinical data to the FDA as a condition of the SKYSONA accelerated approval, and continued approval for the approved indication will be contingent upon verification and description of clinical benefit in a confirmatory trial. If our confirmatory trials fail to adequately verify or describe the anticipated clinical benefit of SKYSONA, or if we fail to conduct such trials in a timely manner, the FDA could withdraw its approval for SKYSONA on an expedited basis. In addition to our ongoing process of monitoring and reporting safety results to the FDA, the FDA reported in November 2024 that it was investigating SKYSONA with respect to serious risks of hematologic malignancies, based on cases of MDS and AML observed in patients previously enrolled in our clinical trials.We received a notification from FDA, dated April 3. 2025, requesting certain revisions to the labeling for SKYSONA to reflect additional cases of hematologic malignancy and update safety information. We responded on April 30, 2025 and we anticipate the revised label will include an updated number of patients diagnosed with malignancies as well as a change in the SKYSONA indication.
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
The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, fluctuating interest and inflation rates, declines in consumer confidence, declines in economic growth, increases in unemployment rates, geopolitical conflicts and war, the imposition of tariffs and trade wars, and uncertainty about economic stability. If the equity and credit markets continue to deteriorate or the United States enters a recession, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. In addition, there is a risk that one or more of our CROs, suppliers or other third-party providers may not survive an economic downturn or recession. Increased inflation rates and related increases in interest rates can adversely affect us by increasing our costs, including labor and employee benefit costs. As a result, our business, results of operations and price of our common stock may be adversely affected.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
(a)    None.
(b)    None.
(c)    During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits
The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
2.1*	Separation Agreement, dated as of November 3, 2021, by and between the Registrant and 2seventy bio, Inc.	8-K	001-35966	2.1	November 4, 2021
2.2*	Asset Purchase Agreement, dated as of November 29, 2022, by and between bluebird bio, Inc. and argenx BV	8-K	001-35966	2.1	November 30, 2022
2.3*	Asset Purchase Agreement, dated as of January 5, 2023, by and between bluebird bio, Inc. and Bristol-Myers Squibb Company	8-K	001-35966	2.1	January 6, 2023
2.4*	Asset Purchase Agreement, dated as of October 26, 2023, by and between bluebird bio, Inc. and Novartis Pharma AG	8-K	001-35966	2.1	October 30, 2023
2.5**	Agreement and Plan of Merger, dated as of February 21, 2025, by and among Beacon Parent Holdings, L.P., Beacon Merger Sub, Inc. and bluebird bio, Inc.	8-K	001-35966	2.1	February 21, 2025
2.6	Amendment No. 1 to Agreement and Plan of Merger, dated as of May 13, 2025, to the Agreement and Plan of Merger, dated as of February 21, 2025, by and among bluebird bio, Inc., Beacon Parent Holdings, L.P. and Beacon Merger Sub, Inc.	8-K	001-35966	2.1	May 14, 2025
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 24, 2013
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	June 20, 2023
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35966	3.1	December 13, 2024
3.4	Amended and Restated By-laws of the Registrant	8-K	001-35966	3.1	December 18, 2023
4.1	Specimen Common Stock Certificate	S-1/A	333-188605	4.1	June 4, 2013
4.2**	Form of Warrant Agreement	8-K	001-35966	4.1	August 14, 2024
4.3	Form of Warrant Agreement Amendment	8-K	001-35966	4.2	August 14, 2024
10.1	Fifth Amendment to Loan and Security Agreement, dated as of February 21, 2025, by and among the Company, the several banks and other financial institutions or entities party thereto, as lenders, and Hercules Capital, Inc., as administrative agent and collateral agent.	8-K	001-35966	10.1	February 21, 2025
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File no.	Exhibit	Filing Date
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	—	—	—	Filed herewith

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

bluebird bio, Inc.
Date: May 14, 2025	By:	/s/ Andrew Obenshain
Andrew Obenshain President, Chief Executive Officer and Director (Principal Executive Officer and Duly Authorized Officer)

Date: May 14, 2025	By:	/s/ O. James Sterling
O. James Sterling Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)